Form 10QSB
period 1995-09-30
ADM TRONICS UNLIMITED INC/DE
filed 1995-11-14
CIK 849401

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

                                     OR

         [ ]   TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ______

                        Commission File No. 0-17629

                        ADM TRONICS UNLIMITED, INC.
            (Exact name of registrant as specified in its Charter)

             Delaware                              22-1896032
       (State or Other Jurisd-               (I.R.S.  Employer Identifi-
        iction of Incorporation               cation Number)
        or organization)

               224-S Pegasus Avenue, Northvale, New Jersey 07647
                   (Address of Principal Executive Offices)

        Registrant's Telephone Number, including
                        Area Code:                     (201)  767-6040

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days:

                             YES  X      NO______

  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

              42,474,907 shares of Common Stock, $.0005 par value,
                             as of November 7, 1995

















                         ADM TRONICS UNLIMITED, INC.

                                   INDEX



Part I. Financial Information                                    Page Number

Item 1. Consolidated Financial Statements:

 Consolidated Balance Sheets - September 30, 1995 and
   March 31, 1995                                                     2

 Consolidated Statements of Operations - For The Three
   Months Ended September 30, 1995 and 1994                           3

 Consolidated Statements of Operations - For The Six
   Months Ended September 30, 1995 and 1994                           3

 Consolidated Statements of Changes in Stockholders'
   Equity - For The Six Months Ended September 30, 1995               4


 Consolidated Statements of Cash Flows - For The Six
   Months Ended September 30, 1995 and 1994                           5

 Notes To Consolidated Financial Statements                           6



Item 2. Management's Discussion And Analysis of Financial
            Condition and Results of Operations                       6

                          ADM TRONICS UNLIMITED, INC.
                          CONSOLIDATED BALANCE SHEETS

                                            September 30,      March 31,
                                                 1995            1995
                                             (Unaudited)
                  ASSETS

CURRENT ASSETS:
   Cash                                     $  737,299          286,546
   Certificates of Deposit                     103,104          101,361
   Securities held to maturity                 250,797          250,797
   Accounts receivable--trade less allowance
   for doubtful accounts of $20,500            401,282          358,804
   Inventories:
     Raw materials and supplies                118,011          127,951
     Finished goods--chemicals                  54,199           63,030
   Current portion of note receivable           51,902           59,216
   Other current assets                        191,838          165,993
Total Current Assets                         1,908,432        1,413,698

Property and Equipment                          65,538           80,964

Equipment held for sale or lease, net of
accumulated depreciation of $48,892 and
$48,184, respectively                          264,308          277,945

Notes Receivable                               288,923          310,377

Equity securities available for sale            41,000           41,000

Loan receivable from officers, bearing
interest at 3% per annum                        78,252           78,252

Other Assets                                   237,859          214,116

  Total Assets                             $ 2,884,312       $2,416,352



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable--trade                     196,586          139,408
   Accrued expenses and other                   26,948           36,386
   Customer deposits                           158,039             -

   Total Current Liabilities                   381,573          175,794

Deferred Sales Revenue                          65,860           65,860

Other Long Term Liabilities                      1,054            2,319

Stockholders' Equity                         2,435,825        2,172,379

  Total Liabilities & Stockholders' Equity  $2,884,312       $2,416,352

         See accompanying notes to consolidated financial statements

                            ADM TRONICS UNLIMITED, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                   Three Months Ended   Six Months Ended
                                      September 30,       September 30,
                                   1995          1994   1995        1994
Revenues:
 Net sales                      $ 588,124   $ 282,565  $ 1,119,138  $ 712,772

Costs And Expenses:
 Cost of sales                    248,551     161,818      410,656    281,888
 Selling, general and             168,891     214,883      486,625    418,250
 administrative

   Total cost and expenses        417,442     376,701      897,281    700,138

Operating Income (Loss)         $ 170,682    ($94,136)     221,857    $12,634

Other Income:
 Interest and other income         20,720       7,699       41,589     17,765

  Total Other Income               20,720       7,699       41,589     17,765

Net Income (loss)               $ 191,402    ($86,437)   $ 263,446   $ 30,399

Net Income (loss) per               0.005      (0.002)       0.006      0.001
 common share




          See accompanying notes to consolidated financial statements.

                            ADMTRONICS UNLIMITED, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995
                                (Unaudited)

                  Common                Capital In
                  Stock       Par       Excess Of   Accumulated
                  Shares      Value     Par Value   Deficit       Total



Balance,
March 31, 1995   42,474,907   21,237   4,819,436    (2,668,294)    2,172,379


Net income six
months ended
September 30,1995                                      263,446       263,446


Balance
September 30,1995 42,474,907   21,237  4,819,436    (2,404,848)    2,435,825








             See accompanying notes to consolidated financial statements

                          ADM TRONICS UNLIMITED, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                (Unaudited)

                                               Six Months Ended September 30,
                                                   1995               1994

Cash Flows From Operating Activities:

   Net income                                    $ 263,446         $  30,399
   Adjustments to reconcile net income (loss)
   to net cash flows from operating activities:
       Depreciation and amortization                18,005            20,771
Changes in operating assets and liabilities:
       Accounts receivable--trade                  (42,478)           19,749
       Inventories                                  18,771           (16,201)
       Other current assets                        (25,845)          (33,938)
       Other assets                                (23,743)          (65,253)
       Equipment held for sale or lease             13,637            80,426
       Accounts payable--trade                      57,178            18,425
       Customer deposits payable                   158,039               -
       Accrued expenses and other                   (9,438)           (6,194)
           Total Adjustments                       164,126            17,785

   Net cash flows provided by (used in)
   operating activities                            427,572            48,184


Cash Flows From Investing Activities:

   Purchase of property and equipment               (2,579)           (3,721)
   Principal payments on notes receivable           28,768            12,500
   Net changes in certificates of deposit           (1,743)          (99,634)

   Net cash flows provided by (used in)
   investing activities                             24,446           (95,855)
   Loans to Officers                                                  (5,000)

Cash Flows From Financing Activities:
   Repayments of notes and leases payable           (1,265)           (1,476)

   Net cash flows provided by financing
   activities                                       (1,265)           (6,476)


   Net change in cash and cash equivalents         450,753           (49,147)

   Cash--Beginning of year                         286,546           281,817

   Cash--End of period                           $ 737,299         $ 232,670

   Income taxes paid                             $     400         $     225


            See accompanying notes to consolidated financial statements.

                          ADM TRONICS UNLIMITED, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 - Basis of Presentation:

The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 1995 (the "Form 10-KSB") and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in financial positions for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB.


Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Liquidity and Capital Resources

At September 30, 1995 the Company had cash, cash equivalents, certificates of deposit and of $840,403 as compared to $387,907 at March 31,1995. This increase was the result of net cash flows from operating activities.

Operating Activities

Net cash flows have increased $379,388 to $427,572 for the six months ended September 30, 1995 as compared to net cash flows of $48,184 for the six months ended September 30, 1994. This increase was the result of improved operating results from sales of the Company's Sonotron medical products during the period and increased sales of the Company's chemical products.

Investing Activities

Capital expenditures consisted of $2,579 for the purchase of property and equipment offset by $28,768 received from principal payments on notes receivable.

Financing Activities

The Company repaid notes and leases payable of $1,265.

The Company does not have any material external sources of liquidity or unused sources of funds.

Results of Operations
Quarter Ended September 30, 1995

Revenues

Revenues were $588,124 in 1995 as compared to $282,565 in 1994 representing an increase of $305,559 or 108%. Revenues from the Company's Sonotron medical activities increased by $267,562 coupled with an increase in chemical revenues of $37,997.

Gross Profit

Gross profit of $339,573 in 1995 was $218,826, or 181%, above the gross profit in 1994. Gross profit was 58% of revenues in 1995 as compared with 43% of revenues in 1994. The difference in gross profit was the result of the product mix of sales of those products with a higher gross profit margin.

Operating Income (Loss)

Operating income in 1995 was $170,682 compared to an operating loss of $94,136 in 1994. Selling general and administrative expenses decreased by $45,992 due to reduced administrative costs.

Other Income (Loss)

Other income of $20,720 in 1995 increased $13,021 from $7,699 in 1994, principally due to an increase in interest income.


Results of Operations
Six Months Ended September 30, 1995

Revenues

Revenues were $1,119,138 in 1995 as compared to 712,772 in 1994 representing an increase of 406,366 or 57%. Revenues from the Company's Sonotron medical product increased by $327,488 and chemical revenues increased $78,878.

Gross Profit

Gross profit of $708,482 in 1995 was $277,598, or 64% above the gross profit in 1994. Gross profit was 63% of revenues in 1995 as compared with 60% of revenues in 1994. The difference in the percentage of the gross profit is the result of the product mix of sales of those products with a higher gross profit margin.

Operating Income (Loss)

Operating income was $221,857 in 1995 compared to an operating income of $12,634 in 1994. Selling, general and administrative expenses increased by $68,375 due to increased legal and administrative costs.

Other Income (Loss)

Other income of $41,589 in 1995 increased $23,824 from $17,765 in 1994, principally due to an increase in interest income from increased amounts invested.








                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         ADM Tronics Unlimited, Inc.




                                      By:\s\Alfonso DiMino
                                         Dr. Alfonso DiMino
                                         President



                                  And By:\s\Andre' DiMino
                                         Andre' DiMino
                                         Principal Financial Officer


Dated: Northvale, New Jersey
       November 7, 1995