Form 10QSB
period 1995-12-31
ADM TRONICS UNLIMITED INC/DE
filed 1996-02-13
CIK 849401

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1995

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

              42,474,907 shares of Common Stock, $.0005 par value,
                             as of February 5, 1995

















                         ADM TRONICS UNLIMITED, INC.

                                   INDEX



Part I. Financial Information                                    Page Number

Item 1. Consolidated Financial Statements:

 Consolidated Balance Sheets - December 31, 1995 and
   March 31, 1995                                                     2

 Consolidated Statements of Operations - For The Three
   Months Ended December 31, 1995 and 1994                            3

 Consolidated Statements of Operations - For The Nine
   Months Ended December 31, 1995 and 1994                            3

 Consolidated Statement of Changes in Stockholders'
   Equity - For The Nine Months Ended December 31, 1995               4


 Consolidated Statements of Cash Flows - For The Nine
   Months Ended December 31, 1995 and 1994                            5

 Notes To Consolidated Financial Statements                           6



Item 2. Management's Discussion And Analysis of Financial
            Condition and Results of Operations                       6

                          ADM TRONICS UNLIMITED, INC.
                          CONSOLIDATED BALANCE SHEETS

                                             December 31,      March 31,
                                                 1995            1995
                                             (Unaudited)
                  ASSETS

CURRENT ASSETS:
   Cash                                     $  591,853          286,546
   Certificates of Deposit                     399,140          101,361
   Securities held to maturity                 250,797          250,797
   Accounts receivable--trade less allowance
   for doubtful accounts of $20,500            442,788          358,804
   Inventories:
     Raw materials and supplies                133,108          127,951
     Finished goods--chemicals                  56,300           63,030
   Current portion of note receivable           54,191           59,216
   Other current assets                        158,998          165,993
Total Current Assets                         2,087,175        1,413,698

Property and Equipment                          57,119           80,964

Equipment held for sale or lease, net of
accumulated depreciation of $49,245 and
$48,184, respectively                          485,936          277,945

Notes Receivable                                28,117          310,377

Equity securities available for sale            41,000           41,000

Loan receivable from officers, bearing
interest at 3% per annum                        78,252           78,252

Other Assets                                   254,871          214,116

  Total Assets                             $ 3,032,470       $2,416,352



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable--trade                     233,330          139,408
   Accrued expenses and other                   22,436           36,386
   Customer deposits                           158,039             -

   Total Current Liabilities                   413,805          175,794

Deferred Sales Revenue                          65,860           65,860

Other Long Term Liabilities                        422            2,319

Stockholders' Equity                         2,552,383        2,172,379

  Total Liabilities & Stockholders' Equity  $3,032,470       $2,416,352

         See accompanying notes to consolidated financial statements

                            ADM TRONICS UNLIMITED, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                   Three Months Ended   Nine Months Ended
                                       December 31,        December 31,
                                   1995          1994   1995        1994
Revenues:
 Net sales                      $ 368,543   $ 398,868  $ 1,487,681 $1,111,640

Costs And Expenses:
 Cost of sales                    101,654     100,970      512,310    382,858
 Selling, general and             172,346     201,209      658,971    618,487
 administrative

   Total cost and expenses        274,000     302,179    1,171,281  1,001,345

Operating Income (Loss)         $  94,543     $96,689      316,400   $110,295

Other Income:
 Interest and other income         21,524      14,462       64,481     33,563
 Interest expense                    (118)        -         (1,486)       -
 Gain (loss) on sale of
 US Treasury Bond                     609         -            609     (1,336)

  Total Other Income (expense)     22,015      14,462       63,604     32,227

 Income (loss) before minority
 interest                       $ 116,558    $111,151    $ 380,004   $142,522

Net Income (loss)               $ 116,558    $111,151    $ 380,004   $142,522

Net Income (loss) per               0.003       0.003        0.009      0.003
 common share




          See accompanying notes to consolidated financial statements.

                            ADMTRONICS UNLIMITED, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1995
                                (Unaudited)

                  Common                Capital In
                  Stock       Par       Excess Of   Accumulated
                  Shares      Value     Par Value   Deficit       Total



Balance,
March 31, 1995   42,474,907   21,237   4,819,436    (2,668,294)    2,172,379


Net income
nine months ended
December 31,1995                                       380,004       380,004


Balance
December 31,1995  42,474,907   21,237  4,819,436    (2,288,290)    2,552,383








             See accompanying notes to consolidated financial statements

                          ADM TRONICS UNLIMITED, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                (Unaudited)

                                               Nine Months Ended December 31,
                                                   1995               1994

Cash Flows From Operating Activities:

   Net income                                    $ 380,004         $ 142,522
   Adjustments to reconcile net income (loss)
   to net cash flows from operating activities:
       Depreciation and amortization                28,243            28,632
       Sale of US Treasury Bond                       (609)            1,336
Changes in operating assets and liabilities:
       Accounts receivable--trade                  (83,984)         (220,488)
       Inventories                                   1,573            15,340
       Other current assets                          6,995           (32,597)
       Other assets                                (35,730)          (81,228)
       Equipment held for sale or lease           (209,052)           (8,917)
       Accounts payable--trade                      93,922            75,541
       Customer deposits payable                   158,039               -
       Accrued expenses and other                  (13,950)           (5,234)
           Total Adjustments                       (54,553)         (227,615)

   Net cash flows provided by (used in)
   operating activities                            320,426           (85,093)


Cash Flows From Investing Activities:

   Purchase of property and equipment               (3,337)          (10,811)
   Principal payments on notes receivable          282,260            20,000
   Decrease in investment securities                   609               913
   Net changes in certificates of deposit         (297,779)           (2,578)

   Net cash flows provided by (used in)
   investing activities                            (18,247)            7,524

Cash Flows From Financing Activities:
   Repayments of notes and leases payable           (1,897)           (2,110)
   Loans to Officers                                   -              (5,000)

   Net cash flows provided by financing
   activities                                       (1,897)           (7,110)

   Net change in cash and cash equivalents         305,307           (84,679)

   Cash--Beginning of year                         286,546           281,817

   Cash--End of period                           $ 591,853         $ 197,138

Supplemental cash flow information:
   Interest paid                                 $   1,486              -
   Income taxes paid                             $   2,866         $     400

            See accompanying notes to consolidated financial statements.
                                      5



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


Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 1995 the Company had cash, certificates of deposit and investment securities of $1,241,790 as compared to $638,704 at March 31, 1995. This increase was principally due to collection of a note recievable and cash flows from operating activities.

Operating Activities

Net cash flows have increased $405,519 to $320,426 for the nine months ended December 31, 1995 as compared to net cash outflows of $85,083 for the nine months ended December 31, 1994. This increase was the result of improved operating results from sales and receipts of customer deposits.

Investing Activities

Capital expenditures consisted of $3,337 for the purchase of property and equipment offset by $282,260 received from principal payments on notes receivable. Certificate of deposit were increased by $297,779.

Financing Activities

The Company repaid notes and leases payable in the amouont of $1,897.

The Company does not have any material external sources of liquidity or unused sources of funds.

                                      6




Results of Operations
Quarter Ended December 31, 1995

Revenues

Revenues were $368,543 in 1995 as compared to $398,868 in 1994 representing a decrease of $30,325 or 8%. Revenues from the Company's Sonotron medical activities decreased by $58,614 offset by an increase in chemical revenues of $28,289.

Gross Profit

Gross profit of $266,884 in 1995 was $31,009, or 10%, below the gross profit in 1994. Gross profit was 72% of revenues in 1995 as compared with 75% of revenues in 1994.

Operating Income

Operating income of $94,543 in 1995 was $2,146 or 2% below the operating income of $96,689 in 1994. Selling general and administrative expenses decreased by $28,863.

Other Income

Other income of $22,015 in 1995 increased $7,553, or 52%, from $14,462 in 1994, principally due to an increase in interest income from increased amounts invested.


Results of Operations
Nine Months Ended December 31, 1995

Revenues

Revenues were $1,487,681 in 1995 as compared to 1,111,640 in 1994 representing an increase of $376,041 or 34%. Revenues from the Company's Sonotron medical activities increased by $268,874 and chemical revenues increased by $107,167.

Gross Profit

Gross profit of $975,371 in 1995 was $246,589, or 34% above the gross profit in 1994. Gross profit was 66% of revenues in 1995 as compared with 66% of revenues in 1994.

Operating Income

Operating income of $316,400 in 1995 was $206,105, or a 187% increase from the operating income of $110,295 in 1994. Selling, general and administrative expenses increased by $40,484.

Other Income

Other income of $63,604 in 1995 increased $31,377 from $32,227 in 1994, due to an increase in interest income from increased amounts invested.

                                     7







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


Dated: Northvale, New Jersey
       February 12, 1996