Form 10QSB/A
period 1995-12-31
ADM TRONICS UNLIMITED INC/DE
filed 1996-03-25
CIK 849401

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB/A

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

                               EXHIBIT INDEX




PART II.  FINANCIAL DATA SHEET

EXHIBIT 27
















































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


Dated: Northvale, New Jersey
       March 25, 1996