Form 10KSB
period 1996-03-31
ADM TRONICS UNLIMITED INC/DE
filed 1996-07-01
CIK 849401

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549

                                      FORM 10-KSB
(Mark One)

                 ANNUAL REPORT PURSUANT  TO  SECTION 13 OR 15(d) OF
    [ x]         THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                       For the fiscal year ended March 31, 1996

                                         OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    [   ]         OF THE SECURITIES EXCHANGE ACT  OF  1934  [NO FEE
                  REQUIRED]

                  For the transition period from________to_________

                         Commission File No.  0-17629

                          ADM TRONICS UNLIMITED, INC.
                 (Exact Name of Company as Specified in its Charter)

Delaware                                           22-1896032
(State  or Other Jurisdiction of                  (I.R.S.  Employer Identifi-
Incorporation or Organization)                     cation Number)


224-S Pegasus Avenue, Northvale, New Jersey  07647
(Address of Principal Executive Offices)   (Zip Code)

Company's Telephone Number, including
                       Area Code:          (201)  767-6040

Securities Registered Pursuant to Section 12(b) of the Act:

                                 NONE

Securities Registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.0005 par value























Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days:

                     YES   X                  NO

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.   X

State issuer's revenues for its most recent fiscal year

                              $1,918,651

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past
60 days prior to the date of filing:

              Approximately $7,820,000 as of June 24, 1996

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

               42,474,907 shares of Common Stock, $.0005 par value
                         as of June 24, 1996

If the following documents are incorporated by reference, briefly describe them and identify the Part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933:

                            Not Applicable

Transitional Small Business Disclosure Format (check one):

                    YES                      NO   X

Item 1.   Description of Business

     ADM Tronics Unlimited, Inc. (the "Company"), was organized under the laws of the State of Delaware on November 24, 1969.

         Sonotron Technology

     Dr. Alfonso Di Mino, while employed by the Company, conceived and developed a technique pursuant to which a subject being treated is exposed to a corona discharge beam generated by combining audio and radio frequency waves (the "Sonotron Technology"). The Sonotron Technology is the subject of a United States Patent (the "Di Mino U.S. Patent") granted in 1987 to Dr. Di Mino entitled, "Corona Discharge Thermotherapy Technique".
Dr. Di Mino assigned to the Company the Di Mino U.S. Patent without any consideration therefrom. There are no arrangements, understandings or agreements whereby Dr. Di Mino will be provided with any consideration in the future with respect to the Di Mino U.S. Patent. Foreign Patent applications bearing the same title and corresponding to the Di Mino U.S. Patent have been issued as follows:

          European Patent Office - (United Kingdom, West Germany, France, Sweden, Switzerland, Italy and Holland).

          Brazil.

          Japan.

     The Company has utilized the Sonotron Technology to develop Sonotron Devices which are designed to treat subjects suffering from the pain of osteoarthritis and inflammatory joint conditions.

     The Company commissioned the Instrumentation Systems Center of the University of Wisconsin-Madison (the "ISC") to monitor a study of the Sonotron Device which are for human application to evaluate its effect on the knee joint in subjects with osteoarthritis and inflammatory joint conditions. The purpose of the study was to gather data to submit to the United States Food and Drug Administration (the "FDA"). The study was conducted at five regional centers on 98 human subjects during 1987 and 1988. Data were analyzed by an analysis on non-parametric measures to compare the relative responses of the randomly assigned control and treated subjects. ISC, in a report dated
July 18, 1988, found that two of the ten data sets showed a high probability that the subjects' assessment of pain one week after administration was reduced in the treated, relative to the untreated, subjects. ISC further found, with respect to two additional data sets, that certain other data suggested a trend of improvement one week after administration in the treated, relative to the untreated, subjects, but with lower probability.
None of the 98 subjects in the study reported adverse reactions to the administration of the Sonotron Technology which were deemed significant or long lasting.

     The Company believes that the Sonotron Technology can be utilized to reduce lameness in both thoroughbred and standardbred horses. In this connection, the Company commissioned the School of Veterinary Medicine of the University of Wisconsin-Madison (the "SVM") to gather data which would confirm the effectiveness of the Sonotron Device on horses. In a report dated December 10, 1987, the SVM concluded that the evidence from its experiments indicated that treatment with a Sonotron Device designed for veterinary use had a significant effect in reducing the level of lameness in ponies which had arthritis experimentally induced and as the degree of arthritic changes increased, the reduction in lameness was more dramatic and became statistically more significant. The SVM further found that there is statistical evidence that the therapy had a beneficial effect on the level of joint motion in the arthritic ponies and resulted in reduced joint swelling in ponies with severe arthritis. A significant reduction occurred in the degree of joint changes seen radiographically in the ponies with severe arthritis and in the milder cases of arthritis treated with low doses of the therapy. The SVM further reported that there were significant reductions in the severity of the growth of pathological lesions seen in ponies with mild arthritis which received low doses of therapy and that a trend appears to exist toward seeing reduced severity of lesions in ponies which had a severe degree of arthritis and were treated with a Sonotron Device designed for veterinary use. No differences in the degree of histopathological changes were noted between the treated ponies and the untreated ponies with mild or severe arthritis. The SVM did not arrive at any conclusions with respect to whether treatment with a Sonotron Device designed for veterinary use has a beneficial effect upon chronic degenerative joint disease in a horse and whether such treatment will be effective upon naturally occurring cases of equine degenerative joint disease. The Company has conducted preliminary tests utilizing a Sonotron Device designed for veterinary use on several race horses. Significant further testing will be required to determine whether or not the administration of the Sonotron Technology to race horses will prove beneficial and support the establishment of a viable market.

     The Company's software enables it to monitor the usage of Sonotron Devices in the field and to "refill" a predetermined number of dosages in the Sonotron Devices ("Treatment Units") by means of a telephone connection.
The Company believes that such procedures can substantially diminish the possibility of unauthorized use of the Sonotron Devices and enable the Company to charge users thereof on a per dosage basis.

     The Company has granted to each of Sonotron Medical Systems, Inc.
("SMI") and VET Sonotron Systems, Inc. ("VET") a royalty-free, worldwide, exclusive, irrevocable license to the Di Mino U.S. Patent, the foreign patent applications and the Sonotron Technology. The license granted to SMI permits SMI to manufacture, to have manufactured and to sell apparatus utilizing the Sonotron Technology exclusively in connection with human medical applications thereof (the "SMI License"). The SMI License provides that future improvements or discoveries relating to the Sonotron Technology, if any, which are made by Dr. Di Mino or any other officer or employee of the Company or any affiliates thereof, whether or not patentable, and applicable to human medical applications, are to be included in the SMI License. The license granted to VET is substantially identical in its terms to that of the SMI License, except that the use of the Sonotron Technology by VET is limited exclusively to veterinary applications. SMI and VET are majority owned subsidiaries of the Company.

     The Company acts as a sublicensee of SMI for the purpose of manufacturing Sonotron Devices. The Company has agreed to manufacture Sonotron Devices to be used for human medical applications at the Company's cost plus ten percent.

     The Company has been registered by the FDA as a Registered Medical Device Establishment for the manufacture of Sonotron Devices. Such registration is renewable annually and although the Company does not believe that the registration will not be renewed annually by the FDA, there can be no assurance of such renewal. Any failure to obtain an annual renewal could be expected to have a material adverse effect on the Company.

     In March 1989, in response to a Pre-Market Notification filed by the Company with the FDA, the FDA notified the Company that the Sonotron Device, under the FDA's standards, is not substantially equivalent to certain medical device marketed in interstate commerce prior to May 28, 1976. In March 1991, a further Pre-Market Notification was filed with the FDA on behalf of the Company with respect to the then current model of the Sonotron Devices which Notification was subsequently voluntarily withdrawn by the Company. The Company intends to refile a Pre-Market Notification accompanied by additional data. In the event that Sonotron Devices cannot be marketed pursuant to a Pre-Market Notification, the Company will be required to obtain an approved Pre-Market Approval Application ("PMA") from the FDA before the Sonotron Devices can be marketed in the United States for commercial distribution in connection with human applications. The FDA advised the Company that its determination with respect to the initial Pre-Market Notification was based upon (a) the new intended use of applying superficial heat at non-therapeutic temperatures for the treatment of osteoarthritis, and
(b) new types of safety and effectiveness questions that are raised by the new technological characteristics of the Sonotron Devices when compared to certain devices marketed before May 28, 1976.

     The FDA permits companies to begin to recoup certain expenses by charging others for use of medical machines, provided that the use of such machines does not constitute a commercial distribution thereof. Accordingly, the Company is permitted to maintain a clinic and treatment center utilizing Sonotron Devices, but may not advertise or otherwise promote Sonotron Devices as being safe and effective for their intended use. In order to generate revenues from the Sonotron Devices and to gather information in support of a PMA which may be filed by the Company, in April 1989 the Company opened a clinic for the treatment of pain. The clinic consisted of approximately 1,200 square feet of space in the Company's premises in Northvale, New Jersey. The Company's clinic did not realize any significant revenues and was closed in 1991. Three additional clinics have been opened beginning in 1992, none of which has produced any significant revenues.

     In 1991, SMI appointed a Canadian company as its sole and exclusive distributor in Canada of the Sonotron Devices. Because the Canadian company was unable to obtain approval of the Quebec Association of Physicians and Surgeons in order for Sonotron Devices to be utilized in Quebec for the treatment of pain and decreased function associated with inflammatory diseases prior to a mutually agreed upon date, the Distribution Agreement between SMI and such company terminated.

     In 1991 SMI entered into an agreement with Arthronix, Inc. ("Arthronix") which, as subsequently amended, provided that Arthronix shall become the sole and exclusive distributor of Sonotron Devices in substantially all of the United States and all other countries exclusive of Austria, Canada, Germany and Switzerland for a maximum period of 19 years (the "Arthronix Distribution Agreement"). The exclusive distributorship with respect to the United States was not to commence unless the FDA approved a PMA with respect to the Sonotron Devices or the Sonotron Devices could be marketed pursuant to a Pre-Market Notification, and the obligation of Arthronix under the Arthronix Distribution Agreement with respect to Sonotron Devices to be used in the United States was subject to the occurrence of either of such events. As a result of the settlement of litigation between SMI and Arthronix, the Arthronix Distribution Agreement was cancelled in November 1993. Reference is made to Note 4 of Notes to Consolidated financial statements.

     In August 1993 the Company entered into an agreement (the "1993 Distribution Agreement") with Arthronix and a Japanese corporation (the "Japanese Distributor") pursuant to which, on behalf of the Company, Arthronix granted the Japanese Distributor the exclusive right to sell and distribute the Sonotron Device within Japan for a one year period. The Japanese Distributor has represented to SMI that the Japanese Distributor has received all necessary government approvals to import, sell, distribute and use the Sonotron Device in Japan. Arthronix has received a commission in connection with the sales to the Japanese Distributor. The 1993 Distribution Agreement terminated in accordance with its terms in August 1994. In June 1995, the Company appointed the Japanese Distributor as the exclusive distributor of Sonotron Devices in Japan, Singapore and Malaysia.

     Subsequent to the termination of the Arthronix Distribution Agreement, SMI has sold additional Sonotron Devices in Belgium, Brazil, Chile, France, Germany, Israel, Italy, Lebanon, Mexico and South Africa. Unlike the sales to the Japanese Distributor, the Sonotron Devices delivered to the purchasers in the foregoing countries included a limited number of Treatment Units. Any additional Treatment Units will be sold by SMI.

     In 1992, SMI granted to Advent Medical Technology, Inc. ("AMT") the exclusive right to manage clinics in certain counties in Florida which, if opened, would utilize Sonotron Devices for human medical purposes. At such time, if any, that the United States Food and Drug Administration permits marketing of Sonotron Devices, AMT would have the right to purchase any such clinics from SMI and to be the exclusive distributor of Sonotron Devices within the eight counties. At the same time, VET granted to AMT the exclusive right to use, distribute or sublicense the use of Sonotron Devices designed for veterinary use solely for veterinary use in Florida. The response to Item 5 of the Company's Current Report on Form 8-K dated June 9, 1992 is hereby incorporated by reference. The Company does not believe that AMT has sufficient resources to manage any clinics. There can be no assurance that any such clinics which the Company may open will be successful or that the results of the treatment of human subjects with the Sonotron Devices will be favorable or will support the Company's PMA.

     The Company intends to use data obtained from clinics utilizing the Sonotron Device as well as additional data it may obtain from others in the Company's PMA, if filed, at the time the PMA is filed with the FDA. There can be no assurance that the Company will obtain sufficient data in the foreseeable future, if at all, to file a PMA or that any data theretofore or thereafter obtained by the Company will be satisfactory or will be sufficient to support the Company's PMA. The Company does not intend to make any material changes to the Sonotron Devices nor have any such changes been made since the completion of the research and development. In the event that Sonotron Devices cannot be marketed pursuant to a Pre-Market Notification and the data obtained by the Company are not favorable or, for any other reason, the Company's PMA is not filed or, if filed, is not approved by the FDA, neither the Company nor SMI will be able to market the Sonotron Devices in the United States to others in connection with human applications, other than for research purposes. Under such circumstances, it is probable that the Sonotron Devices will not be able to be marketed with respect to human applications thereof in many foreign countries.

     During the Company's fiscal years ended March 31, 1995 and 1996, other than the regular compensation paid by the Company to its executive officers, the Company did not spend any appreciable amounts on testing, application, clinical studies and company-sponsored research and development activities in connection with the Sonotron Technology and other activities determined in accordance with generally accepted accounting principles. During such years no amounts were spent on customer-sponsored research and development activities relating to the development of new products, services or techniques or the improvement of any of the foregoing.

     The manufacture, distribution and sale of medical devices and equipment designed to relieve the suffering of pain in subjects having osteoarthritis is highly competitive and substantially all of the Company's competitors possess greater experience, financial resources, operating history and marketing capabilities than does the Company. There can be no assurance that the Company will be able to effectively compete with any or all of the foregoing on the basis of product, effectiveness, price, service or otherwise.

     During the fiscal year ended March 31, 1996, one customer accounted for more than 10% of the Company's net sales of medical devices. Reference is made to Note 6 of Notes to Consolidated Financial Statements. The termination of business relations with any of the Company's significant customers would have a material adverse effect on the Company's business and the financial condition of the Company.

     As of March 31, 1996, the dollar amount of backlog orders for Sonotron Devices was not material.

          Chemical Products for Industrial Use

     The Company develops, manufactures and sells chemical products to industrial users. Such products consist primarily of the following:

     1.   Water based primers and adhesives;

     2. Water based coatings and resins for the printing and packaging industry;

     3.   Water based chemical additives; and

     4.   Cosmetic, medical and related adhesives and formulations.

     Water based primers and adhesives are chemical compounds used to bind different plastic films. Examples are the binding of polyethylene to polyester, nylon, vinyl and cellophane. The Company's products are similar in function to solvent based primers that are widely used to bind plastic film, papers and foils. Solvent based systems have come under criticism since they have been found to be highly pollutant, dangerous to health and generally caustic in nature. Based upon the Company's experience since 1969, including information furnished to the Company by certain of its customers, the Company believes that water based systems have no known polluting effects and pose no known health hazards. There can, of course, be no assurance that any governmental restrictions will not be imposed on the Company's water based products or that such products will be accepted as replacements for solvent based products.

     Coatings and resins for the printing industry are used to impart properties to the printed substrate. The Company's products can be used to coat printed material for glossy or aesthetic appeal to make such material virtually impervious to certain types of grease and to impart other characteristics required or desired for various products and specifications.

     Certain of the Company's chemical additives are used to impart properties to inks and other chemical products used in the food packaging and printing industries. These additives are used for their ability to improve the performance of such products.

     During the Company's fiscal years ended March 31, 1996, 1995 and 1994, sales of chemical based products accounted for approximately 46%, 55%, and 63% of operating revenues, respectively. No contract exists with any of the Company's customers which would obligate any customer to continue to purchase products from the Company.

     During the fiscal year ended March 31, 1996, two customers each accounted for more than 10% of the Company's net sales of chemical products. Reference is made to Note 6 of Notes to Consolidated Financial Statements. The termination of business relations with any of the Company's significant customers would have a material adverse effect on the Company's business and the financial condition of the Company.

     The Company purchases the raw materials used in the manufacture of its chemical products from numerous sources. The Company believes that all necessary raw materials for its chemical products are readily available and will continue to be so in the foreseeable future. The Company has never had, nor does it anticipate experiencing, any shortages of such materials. The raw materials consist primarily of water, resins, elastomers and catalysts.

     The Company generally maintains sufficient quantities of inventories of its chemical products to meet customer demands. When orders are received by the Company for its chemical products, the Company's customers require immediate shipment thereof. Accordingly, in order to satisfy its customers' needs, the Company has maintained an inventory ranging, in dollar amounts, from 15% to 30% of sales of chemical products in the form of either raw materials or finished goods.

     A majority of the Company's sales are distributed to customers directly from the Company's location. Customers place purchase orders with the Company and products are then shipped via common carrier truck delivery on an "FOB shipping point" basis. A portion of the sales are accomplished through distributors who place purchase orders with the Company for certain quantities of the Company's chemical products which are shipped by common carrier to their respective warehouses. These stocking distributors then ship product to the ultimate customer via common carrier from their inventory of the Company's products.

     None of the Company's chemical products is protected by patents, although the names of some of such products have been protected by trademarks. The Company does not believe that any such trademarks are material to its business.

     As of March 31, 1996, the dollar amount of backlog orders for the Company's chemical products believed by the Company to be firm, was not material.

     The Company's chemical business is highly competitive and substantially all of the Company's competitors possess greater experience, financial resources, operating history and marketing capabilities than does the Company. The Company does not believe that there are one or more dominant competitors in such industry. There can be no assurance that the Company will be able to effectively compete with any or all of its competitors on the basis of price, service or otherwise. The Company cannot be considered a significant factor with respect to the chemical products industry.

     During the Company's fiscal years ended March 31, 1996 and 1995, the Company made no material expenditures with respect to company-sponsored research and development activities relating to its chemical business as determined in accordance with generally accepted accounting principles other than a portion of the regular salaries of its executive officers which may be allocated thereto. During such fiscal years the Company did not expend any funds on customer-sponsored research and development activities with respect thereto.

          Other Products

     The Company has developed several cosmetic and pharmaceutical products. The Company has not realized any significant revenues from such products and there can be no assurance that any such products will account for significant revenues or any profits in the future.

     Although the Company believes that its proposed products can be successfully marketed for over-the-counter use through one or more entities representing numerous retail pharmacies and otherwise, there can be no assurance that sales of such products will be material or that the Company will be able to derive any profits therefrom.

          Personnel

     On June 25, 1996, the Company employed eleven persons, three of which are executive officers of the Company. Two employees are employed by the Company on a part-time basis.
                                      9






Item 2.   Properties

     The Company leases approximately 16,000 square feet of combined office and warehouse space from an unaffiliated third party.

Item 3.   Legal Proceedings

     On May 10, 1996 Arthronix filed a demand for arbitration against the Company, SMI and the Japanese Distributor. The matter is being conducted through the American Arbitration Association of New York City. Arthronix has claimed commissions are owed to it in the amount of $51,000 pursuant to the 1993 Distribution Agreement. Arthronix also asserted claims for a breach of contract and a share of the proceeds on the sales of Sonotron Devices in the Pacific Rim countries in an amount to be determined. Arthronix further asserted claims for tortious interference and is seeking punitive and compensatory damages based upon an alleged failure to execute an extension of the 1993 Distribution Agreement and fraudulent inducement in connection with the entering into of the 1993 Distribution Agreement by Arthronix.

     On May 30, 1996 the Company, SMI and a wholly-owned subsidiary of the Company instituted an action against Arthronix, Joseph P. Laico and James Bridges in the Superior Court of New Jersey, Bergen County, Law Division.
The Plaintiffs are seeking to recover approximately $615,000 from Arthronix based upon breaches of settlement agreements by Arthronix. The Complaint also alleges that the 1993 Distribution Agreement was entered into based upon fraudulent misrepresentations of the individual defendants and that all of the defendants tortiously interfered with a contract between the Company and the Japanese Distributor. The Complaint seeks multiple forms of relief including entry of judgment for the breach of prior settlement agreements, unliquidated damages, staying of the above described arbitration proceedings, a declaratory judgment revoking the 1993 Distribution Agreement, unliquidated compensatory damages, punitive damages, late fees, interest and costs and other equitable relief. The Court has entered a temporary order staying the arbitration.

     Other than the foregoing there are no material pending or threatened legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject or to the knowledge of the Company, any proceedings contemplated by governmental authorities.

Item 4.   Submission of Matters to a Vote of
          Security Holders

     Not Applicable.

                                    PART II

Item 5.   Market for Company's Common Equity and Related Stockholder Matters

     (a)  Market Information

          (1) The Company's Common Stock is principally traded in the over-the-counter market. The following table sets forth the approximate range of high and low bid prices for the Company's Common Stock for the Company's fiscal quarters indicated in which such stock was regularly quoted. The quotations were obtained from NASDAQ and reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended                      High Bid       Low Bid

June 30, 1994                        .44           .44
September 30, 1994                   .31           .31
December 31, 1994                    .31           .28
March 31, 1995                       .28           .25
June 30, 1995                        .22           .22
September 30, 1995                   .31           .28
December 31, 1995                    .18           .18
March 31, 1996                       .47           .25

     Due to maintenance standards for companies seeking to maintain their listing on NASDAQ, there can be no assurance that the Company will be able to continue such listing. Such standards require the Company to have total assets of not less than $2,000,000; capital and surplus of not less than $1,000,000; market value of public float of not less than $200,000; minimum bid price of $1.00 (or market value of public float of not less than $1,000,000 and capital and surplus of not less than $2,000,000) and two market makers.

     (b)  Holders

          On June 25, 1996 the Company's Common Stock was held by approximately 1,700 holders of record.

     (c)  Dividends

          The Company has never paid any cash dividends on its Common Stock and has no intention of paying cash dividends in the foreseeable future. The Company intends to retain any earnings it may realize to finance its future growth.

Item 6.   Management's Discussion and Analysis or Plan of
          Operation

Results of Operations
Fiscal 1996 Compared to 1995

Revenues

Revenues were $1,839,006 in 1996 as compared to $1,556,885 in 1995 representing an increase of $282,121 or 18%. This increase was the result of increased sales of Sonotron Devices in foreign countries and increased purchasing from chemical customers.

Gross Profit

Gross profit of $1,236,394 in 1996 was $151,251 or 14%, greater than the gross profit of $1,085,145 for 1995. Gross profit was 67% of revenues in 1996 as compared to 70% of revenues in 1995. The moderate reduction in gross profit is related to the product mix of sales with varying gross profit margins.

Operating Income

Operating income of $244,289 in 1996 was $175,806 or a 257% increase above the operating income of $68,483 in 1995. This was primarily the result of an increase in gross profit coupled with a decrease in selling, general and administrative expenses. Gross profit increased by $151,251, and selling, general and administrative expenses decreased by $24,555.

Other Income, Net

Other income of $79,645 in 1996 was $16,919 or 27% greater than other income of $62,726 in 1995 due to an increase in interest income from increased amounts invested but at lower rates of return on amounts invested.

Results of Operations
Fiscal 1995 Compared to 1994

Revenues

Revenues were $1,556,885 in 1995 as compared to $1,379,420 in 1994 representing an increase of $177,465 or 13%. This increase was primarily the result of significantly increased sales of Sonotron Devices in foreign countries.

Gross Profit

Gross profit of $1,085,143 in 1995 was $255,514 or 31%, greater than the gross profit of $829,629 for 1994. Gross profit was 70% of revenues in 1995 as compared to 60% of revenues in 1994. The increase in gross profit was the result of the product mix of sales with increased sales of those products with a lower cost of materials.

Operating Income

Operating income of $68,483 in 1995 was $64,502 or a 1,620% increase above the operating income of $3,981 in 1994. This was primarily the result of an increase in gross profit partially offset by an increase in selling, general and administrative expenses. Gross profit increased by $255,514, and selling, general and administrative expenses increased by $188,169.

Other Income, Net

Other income of $62,726 in 1995 was $23,934 or 67% greater than other income of $35,949 in 1994 due to an increase in interest income from increased amounts invested and higher rates of return on amounts invested.




Liquidity and Capital Resources

At March 31, 1996 the Company had cash of $1,113,626 as compared to $286,546 at March 31, 1995. This increase is the result of cash flows from operating and investing activities. Additionally, at March 31, 1995 the Company had certificates of deposit and other liquid investments of $205,687.

Operating Activities

The Company had improved operating results due to increased international sales of its medical electronic devices and an increase in sales of its aqueous chemical products and a decrease in selling, general and administrative expenses.

Investing Activities

The Company invested $100,000 in treasury notes, received proceeds of $250,500 from matured treasury notes and $287,287 from principal payments on notes receivable.

Financing Activities

In 1995 the Company reduced long term liabilities by $2,319.

The Company does not have any material sources of liquidity or unused sources of liquid assets.

Item 7.   Financial Statements







                    ADM TRONICS UNLIMITED, INC.
                        FINANCIAL STATEMENTS
                           MARCH 31, 1996




C O N T E N T S
                                                             Page


INDEPENDENT AUDITORS' REPORT                                  F-1

CONSOLIDATED FINANCIAL STATEMENTS

       Balance Sheet                                          F-2

       Statements of Operations                               F-3

       Statements of Changes in Stockholders' Equity          F-4

       Statements of Cash Flows                               F-5

  Notes to Financial Statements                            F-6 to F-14
























INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
ADM Tronics Unlimited, Inc.
Northvale, New Jersey


We have audited the accompanying consolidated balance sheet of ADM Tronics Unlimited, Inc. and subsidiaries as of March 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ADM Tronics Unlimited, Inc. and subsidiaries as of March 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.




                                          KAUFMAN, ROSSIN & CO., P.A.



Miami, Florida
June 7, 1996










ADM TRONICS UNLIMITED, INC.
CONSOLIDATED BALANCE SHEET
MARCH 31, 1996

 ASSETS

 CURRENT ASSETS
    Cash                                                   $        1,113,626
    Certificates of deposit                                           105,390
    Security held to maturity                                         100,297
    Accounts receivable - trade, net of allowance
                          for doubtful accounts of $5,000             200,758
    Inventories:
       Raw materials and supplies                                     129,809
       Finished goods - chemicals                                      60,094
    Other current assets                                              172,282

           Total current assets                                     1,882,256

 PROPERTY AND EQUIPMENT                                                48,629

 EQUIPMENT HELD FOR SALE OR LEASE, net of accumulated
      depreciation of $49,599                                         463,500

 NOTE RECEIVABLE                                                       82,306

 EQUITY SECURITIES AVAILABLE FOR SALE                                  20,000

 LOAN RECEIVABLE FROM OFFICER, bearing interest at 3% per annum        68,252

 OTHER ASSETS                                                         340,030


      TOTAL ASSETS                                             $    2,904,973


 LIABILITIES AND STOCKHOLDERS' EQUITY


 CURRENT LIABILITIES
    Accounts payable                                       $           58,426
    Accrued expenses and other                                         27,431
    Prepayments from customer                                         124,943

       Total current liabilities                                      210,800

 DEFERRED SALES REVENUE                                                65,860

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY                                               2,628,313



    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $        2,904,973

ADM TRONICS UNLIMITED, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 1996 AND 1995


                                             1996               1995

 REVENUES
   Sales                              $   1,839,006       $  1,556,885
   Interest                                  79,645             62,726

      Total revenues                      1,918,651          1,619,611


 COSTS AND EXPENSES
   Cost of sales                            602,612            471,742
   Selling, general and administrative      992,105          1,016,660

      Total costs and expenses            1,594,717          1,488,402


 INCOME BEFORE UNREALIZED LOSS ON EQUITY
   SECURITIES AVAILABLE FOR SALE AND INCOME
   TAX BENEFIT                              323,934            131,209

 UNREALIZED LOSS ON EQUITY SECURITIES
   AVAILABLE FOR SALE                       279,000               -


 INCOME BEFORE INCOME TAX BENEFIT            44,934            131,209

 INCOME TAX BENEFIT                         153,000            112,000


 NET INCOME                          $      197,934      $     243,209


 WEIGHTED AVERAGE NUMBER OF COMMON
   AND EQUIVALENT SHARES OUTSTANDING     43,865,782         43,282,739


 NET INCOME PER SHARE                $         .005      $        .006






ADM TRONICS UNLIMITED, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 1996 AND 1995

                                                            Unrealized
                                                             Loss On
                   Shares                                    Equity
                (44,000,000)         Capital in   Accumu-   Securities
                 Authorized   Par    Excess of    lated     Available
                  par value   Value   Par Value   Deficit     for Sale   Total

BALANCES,
MARCH 31, 1994   42,474,907 $21,237 $4,819,436  ($2,653,503) $  -     $2,187,170

Unrealized
loss on
  equity secur-
  ities available
  for sale            -        -         -            -     (258,000) ( 258,000)

 Net income           -        -         -          243,209     -       243,209


BALANCES,
MARCH 31, 1995   42,474,907  21,237  4,819,436  ( 2,410,294)(258,000) 2,172,379

 Unrealized loss
 on equity secu-
 rities available
 for sale charged
 to operations        -        -         -           -       258,000    258,000

 Net income           -        -         -          197,934     -       197,934

BALANCES,
MARCH 31, 1996   42,474,907 $21,237 $4,819,436  ($2,212,360)$   -    $2,628,313










ADM TRONICS UNLIMITED, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1996 AND 1995

                                                          1996           1995

 CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                        $  197,934    $  243,209

    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortiza tion                      40,935        50,666
      Provision for losses on accounts receivable          8,766        90,700
      Unrealized loss on equity securities available
      for sale                                           279,000           -
      Changes in operating assets and liabilities:
        Accounts receivable - trade                      159,280     ( 173,586 )
        Inventories                                        1,078     (  34,550 )
        Other current assets                          (  121,289 )   ( 137,599 )
        Equipment held for sale or lease              (  186,970 )   (  56,172 )
        Accounts payable                              (   80,982 )      66,075
        Accrued expenses and other current liabilities   115,988         6,361

         Total adjustments                               215,806       188,105

           Net cash provided by operating activities     413,740        55,104

 CASH FLOWS FROM INVESTING ACTIVITIES:
    Investments in treasury notes                     (  100,000 )   ( 300,492 )
    Maturities of treasury notes                         250,500       347,526
    Principal payments on note receivable                287,287        16,605
    Purchase of property and equipment                (    2,765 )   (  10,809 )
    Net changes in certificates of deposit            (    4,029 )   (   2,578 )
    Loans to officer                                         -       (   5,000 )
    Net increase in other assets                      (   15,334 )   (  92,885 )

           Net cash provided by (used in)
           investing activities                          415,659     (  47,633 )

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of long-term liabilities               (    2,319 )   (   2,742 )

NET INCREASE IN CASH                                     827,080         4,729

CASH - BEGINNING                                         286,546       281,817

CASH - ENDING                                      $   1,113,626    $  286,546

ADM TRONICS UNLIMITED, INC.
NOTES TO FINANCIAL STATEMENTS



 NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


           Consolidation

           The consolidated financial statements include the accounts of ADM Tronics Unlimited, Inc. (the Company) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

           Organization

           The Company is a manufacturer and engineering concern whose principal lines of business are the production and sale of chemical products and the manufacturing and sale of medical devices, which are about equal in size based upon sales. The chemical product line includes water-based chemical products which are used in the food packaging and converting industries and are sold to customers located in various parts of the United States and Europe. The medical device products are for use in the treatment of joint pain and, at this point, have been sold primarily to a particular customer located in Japan (See Sonotron Devices and Segment Information).

           Cash

           The Company considers excess operating funds invested in cash management and money market accounts to be cash. At March 31, 1996 the cash management account was yielding 5.15%. This fund is not insured by the FDIC.

           Equity Securities Available for Sale

           The Company considers its investments in equity securities as available for sale whereby, pursuant to Statement of Financial Accounting Standards No. 115, unrealized holding gains and losses, net of tax, were reported as a separate component of stockholders' equity in the previous period. During the year ended March 31, 1996, management determined that aggregate declines in market value of its investment in equity securities were deemed to be other than temporary. As a result, the Company charged $279,000 to operations.

           Security Held to Maturity

           The security held to maturity consists of a U.S. Treasury Note and is stated at cost, which approximated market value at March 31, 1996.

           Inventories

           Inventories are stated at the lower of cost (first-in, first-out method) or market.

           Property and Equipment

           Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of five to ten years. Leasehold improvements are amortized over the lease term or useful lives, whichever is shorter.


NOTE 1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


          Sonotron Devices

          Sonotron Devices (Devices) are held for sale or lease internationally and are included as equipment held for sale or lease on a specific identification basis. Until clearance to market is obtained from the FDA, the Devices cannot be marketed in the United States for human applications, other than for research purposes, and may not be marketable in certain foreign countries.

          Devices are available for sale outright, are available for sale under terms providing for additional charges based upon usage, and are available to be leased, with charges based solely upon usage. Contingent rental revenues are recognized at the time treatments are released to the lessee. Leased Devices are depreciated over seven years commencing at the date of lease. Revenues from leasing activities have not been significant.

          Intangible Assets

          Patents and other intangible assets are stated at cost, are included in other assets and are amortized on a straight-line basis over the shorter of their legal or useful lives.

          Reclassifications

          Certain amounts in the 1995 financial statements have been reclassified to conform with the 1996 presentation.

          Income Taxes

          Deferred income taxes are provided for the estimated tax effect of temporary differences between financial and taxable income.

          Net Income Per Share

          Net income per share is computed by dividing net income by the sum of the number of shares of common stock outstanding during 1996 and 1995 (42,474,907 for both years) and common stock assumed to be outstanding upon the exercise of all stock options and warrants (1,390,875 and 807,832, respectively), computed utilizing the treasury stock method. Fully diluted earnings per share is not presented as it is not materially different.

          Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


          Fair Value of Financial Instruments

          Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments," requires the Company to disclose information regarding fair values of its financial instruments and the underlying methodology and assumptions used therein. The following methods and assumptions were used by the Company in estimating the fair values of its financial instruments:

              Certificate of deposit - The carrying amount of the certificate of deposit approximates fair value due to the short maturity of the instrument.

              Security held to maturity and equity securities available for sale - Fair values for investment securities are based on quoted market prices and the securities are stated at market.

              Loan receivable from officer - The fair value of the officer loan is determined by calculating the present value of the note by a current market rate of interest as compared to the stated rate of interest. The difference between fair value and carrying value is not deemed to be significant.

              Note receivable - The fair value of amounts due from Arthronix (see Note 4) is based on future net cash flows the Company expects to generate by operating the product line relating to such assets, discounted by an appropriate market rate of interest. The difference between fair value and carrying value is not deemed to be significant.


 NOTE 2.   PROPERTY AND EQUIPMENT



          Property and equipment at March 31, 1996 was as follows:

           Production equipment                    $         43,330
           Other machinery and equipment                    222,534
           Office furniture and fixtures                     59,260
           Leasehold improvements                           131,800
           Computer equipment                                89,860

                                                            546,784
           Less accumulated depreciation and amortization ( 498,155 )


                                                   $         48,629


          Depreciation and amortization on property and equipment for the years ended March 31, 1996 and 1995 was $35,100 and $37,914, respectively.







NOTE 3.   INCOME TAXES


          The components of income taxes for the years ended March 31, 1996 and 1995, are as follows:

                                               1996             1995

          Deferred                        $     19,000       $   57,000
          Change in valuation allowance  (     172,000    ) (   169,000    )


          Income tax benefit             ($    153,000    ) ($  112,000    )


          The difference between the income tax benefit and the amount computed by applying the maximum federal statutory income tax rate of 34% to income before income tax benefit is as follows:

                                               1996             1995


          Tax expense at U.S. statutory
          rates                           $     15,000       $   45,000
          State income taxes                     4,000           12,000
          Change in valuation allowance  (     172,000    ) (   169,000    )


          Income tax benefit             ($    153,000    ) ($  112,000    )


          At March 31, 1996, the Company had deferred tax assets of approximately $595,000 comprised of net operating loss carry forwards of $490,000 and unrealized declines in market value of securities of $105,000. The deferred tax assets are offset by a valuation allowance in the amount of $330,000. The net deferred tax asset of $265,000 is included in other current assets and other assets in the accompanying balance sheet at March 31, 1996.

          Deferred tax assets, net of a valuation allowance, are recorded when management believes it is more likely than not that tax benefits will be realized. The change in the valuation allowance was based upon the consistent application of management's valuation procedures and new circumstances surrounding its future realization. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

          The Company and its subsidiaries file consolidated income tax returns. As of March 31, 1996, the Company had consolidated net operating loss carryforwards of approximately $1,300,000 that expire primarily during the years 1997 through 2008.



 NOTE 4.   COMMITMENTS AND CONTINGENCIES


          Lease

          The Company occupies its premises under an operating lease expiring June 1998 and requiring a monthly rental of $6,780. Minimum annual payments due under the lease are $81,360 per year through fiscal year ending March 31, 1998 and $20,340 due in fiscal year 1999, aggregating a total commitment of $183,060.

          Rent expense for the years ended March 31, 1996 and 1995 was $81,348 and $81,360, respectively.

          Warranties

          Devices are sold under agreements providing for the repair or replacement of any devices in need of repair, at the Company's cost, for up to one year from the date of delivery, unless such need was caused by misuse or abuse of the Devices. At March 31, 1996, no amount has been accrued for potential warranty costs and such costs are expected to be nominal.

          Arthronix - Note Receivable


          In connection with the settlement of a lawsuit with Arthronix relating to an Ozone Sterilizer (Sterilizer), on July 13, 1993 a subsidiary and Arthronix entered into an agreement allowing Arthronix to acquire the Sterilizer for $550,000, payable under two promissory notes. At March 31, 1996, $300,000 plus accrued interest of approximately $50,000 was outstanding on such notes and management determined that Arthronix was in default of the repayment terms. As the outstanding balance is unsecured and recoverability is uncertain, at March 31, 1996, the note, plus all accrued interest are offset by a reserve in the same amount.


          Arthronix - Note Receivable 2

          In connection with the settlement of a second lawsuit with Arthronix on November 1, 1993, a subsidiary and Arthronix executed an agreement providing for, among other things, the execution of a note payable to the subsidiary for $147,000, collateralized by an interest in substantially all tangible and intangible assets relating to an Arthronix product line. In addition, the settlement provided that upon default of any payment on such note, for a period of 30 days or more, Arthronix would become liable for approximately $372,000 (the full pre-settlement amount due the subsidiary), less payments made to date.


 NOTE 4.   COMMITMENTS AND CONTINGENCIES (Continued)


          At March 31, 1996, $82,306 was outstanding on this note and management determined that Arthronix was in default of the payment terms. On May 30, 1996, the Company commenced legal action to obtain the tangible and intangible assets collateralizing the note. In the opinion of the Company's counsel, the Company will likely be successful in its efforts to obtain such collateral and at March 31, 1996, management determined that the fair value of the assets to be recovered exceeds the carrying amount of the receivable. Due to the uncertainties relating to the timing of the recovery of the under-lying collateral, the Company reclassified the receivable by recording the full amount due as a non-current asset.

          On or about May 10, 1996, Arthronix filed a demand for arbitration claiming that amounts are due them pursuant to an agreement date August 25, 1993 (the Agreement) between Arthronix and a subsidiary and a major customer of the Company which, by its terms, expired on
          August 24, 1994.   Arthronix has alleged, among other things, breach
          of contract, tortious interference, and is seeking punitive and compensatory damages in an unspecified amount based upon a failure to execute an extension of such Agreement. Further, Arthronix alleges it is owed commissions of $51,000 resulting from the sale of Sonotron devices to the major customer based upon a sales order dated
          March 31, 1994. Management deems the claims made by Arthronix to be without merit and intends to vigorously defend the demand for arbitration, however, in the opinion of the Company's counsel, the likelihood of an unfavorable outcome with regard to these allegations cannot presently be determined.

          Distribution Agreement

          On June 8, 1995 a subsidiary finalized an exclusive distribution agreement with a major customer providing for, among other things, the sale and distribution of approximately $4.9 million of devices over five years commencing April 2, 1995, in the territory encompassing Japan, Singapore and Malaysia. The terms of the agreement provide for a 12.5% prepayment on any purchase order and full payment prior to delivery, on a shipment by shipment basis. At March 31, 1996, $124,943 of such prepayments relating to unshipped devices is included in current liabilities while during the fiscal year ended March 31, 1996, the Company shipped approximately $800,000 in devices under this agreement.


NOTE 5.   COMMON STOCK


           Options

           From time to time, the Company grants stock options to directors, officers and key employees of the Company. Each option is exercisable for five years from the date of grant. At March 31, 1996 and 1995 there were options outstanding for 1,777,229 shares, with an exercise price of $.18 per share, expiring February 28, 1997. No options were granted or exercised during 1996 or 1995.

           At March 31, 1996, warrants to acquire up to 3,750,000 shares of common stock at $.50 per share were outstanding and such warrants expired on June 23, 1996. No warrants were exercised during 1996 or 1995.



NOTE 6. MAJOR CUSTOMERS, CREDIT CONCENTRATION, EXPORT SALES AND SEGMENT INFORMATION


          Major Customers

          Sales to individual unaffiliated customers in excess of 10% of net sales to unaffiliated customers are shown below.

                                                Year Ended March 31,
                                               1996             1995


          Chemical Segment:
           Customer A                    $    316,469      $   193,347

          Medical Segment:
           Customer B                         814,000          606,193


          Credit Concentrations

          The Company sells chemicals primarily to the printing and packaging industry (see Item 1(c) - Narrative Description of Business elsewhere herein for additional information).

          The Company maintains account balances and certificates of deposit in a financial institution in excess of federally insured limits.

          Export Sales

          For the years ended March 31, 1996 and 1995, export sales were approximately $890,000 and $695,000, respectively.

          Segment Information

          The Company operates in two industry segments - the production and sale of chemicals and the manufacture and sale or lease of medical products.


NOTE 6. MAJOR CUSTOMERS, CREDIT CONCENTRATION, EXPORT SALES AND SEGMENT INFORMATION (Continued)


           Information about segment operations follows:

                                         Chemical     Medical     Consolidated


           Year Ended March 31, 1996

            Net sales - unaffiliated
             customers                $  947,067    $  891,939    $ 1,839,006

            Income from operations*   $   11,118    $  233,171    $   244,289

            Identifiable assets       $2,166,696**  $  738,277    $ 2,904,973

            Depreciation and
             amortization             $   24,979    $   15,956    $    40,935

            Capital expenditures      $    2,765    $        -    $     2,765

           Year Ended March 31, 1995

            Net sales unaffiliated
             customers                $  852,748    $  704,137    $ 1,556,885

            Income from operations*   $   46,388    $   22,095    $    68,483

            Identifiable assets       $1,223,111**  $1,193,241    $ 2,416,352

            Depreciation and
             amortization             $   24,837    $   25,829    $    50,666

            Capital expenditures      $   10,809    $        -    $    10,809

          * Excludes interest, income tax benefit, and loss on securities available for sale.
          ** Includes short term investments, officer loans, and deferred tax asset.



NOTE 7.    SIGNIFICANT TRANSACTION


           Florida License and Management Agreement

           In June 1992, a subsidiary of the Company granted an exclusive license to distribute the Device for veterinary use in Florida in exchange for shares of common stock of the publicly-held parent of the licensee. Such shares were issued on March 31, 1993, in an amount intended to equal $172,500 of market value (before discounts for restrictions on resale and other factors) based upon the mean of the last reported high bid and low asked prices as of March 16, 1993. In connection with this license, the subsidiary is committed to supply four Devices set for 3,000 treatment units each; additional Devices are to be supplied as requested, each set for 2,400 treatment units; additional treatment units up to 88,000 are to be sold to the licensee at below current market prices and the subsidiary is to provide all required training, which is expected to be nominal. At March 31, 1996 no devices have been supplied.


NOTE 7.    SIGNIFICANT TRANSACTION (Continued)


          Also in June 1992, the licensee was granted, under a management agreement with a subsidiary, the rights to capitalize, open and operate Company clinics in certain Florida counties, using the Device for human use, in exchange for shares of common stock of the publicly-held parent of the licensee. Such shares were issued on March 31, 1993 in an amount intended to equal $575,000 of market value (before discounts for restrictions on resale and other factors), as above. In connection with this license, the subsidiary is committed to supply two Devices set for 3,000 treatment units each; additional devices are to be provided upon the opening of a second clinic, each set for 1,200 treatment units; additional units up to 194,000 are to be sold to the licensee at amounts intended to be below current market prices and the Subsidiary is to provide all required training, which is expected to be nominal. Thereafter, the licensee, at its sole expense, is to retain all revenues, except for an agreed upon amount per treatment unit. Upon notification of FDA clearance to market the Devices in the United States, the licensee may purchase each clinic for $3,000 less the licensee's costs to open and operate the clinic. At March 31, 1996, no clinics have been opened and no devices have been supplied.

          At March 31, 1996 the investment in common stock of the publicly-held parent of the licensee is included as equity securities available for sale and the Company's obligation to provide devices and treatment units is reflected as deferred sales revenue.



NOTE 8.    SIGNIFICANT FOURTH QUARTER ADJUSTMENTS


          The Company charged $279,000 to operations relating to management's determination that the decline in market value of equity securities available for sale was other than temporary.

          Included in the net income tax benefit of approximately $153,000 is an adjustment made primarily to reduce the deferred tax asset valuation allowance.

          The effect of the above adjustments decreased net income by $126,000.








Item 8.    Changes in and Disagreements with Accountants on
Accounting and Financial Disclosure

           (a) The disclosure has been previously reported as that term is defined in Rule 12b-2 under the Securities Exchange Act of 1934.

           (b)  Not applicable.

                             PART III

Item 9.

     I. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

            (a)     Identification of Executive
                       Officers and Directors

   Name                          Age             Position
Dr. Alfonso Di Mino               76             President, Chief Executive
                                                 Officer and Director



Vincent Di Mino                   70             Vice President of
                                                 Production and Director


Andre' Di Mino                    40             Executive Vice President,
                                                 Secretary, Treasurer, Chief
                                                 Operating Officer and
                                                 Director

    Dr. Alfonso Di Mino has been President and a Director of the Company since 1969.

    Vincent Di Mino has been Vice President of Production since 1969 and a Director of the Company since 1987.

    Andre' Di Mino has been Executive Vice President and Chief Operating Officer since 1987 and Secretary and Treasurer of the Company since 1978. Mr. Di Mino has been a Director of the Company since 1987.

           (b)    Identify Significant Employees

           Not Applicable.

           (c)     Family Relationships

     Dr. Alfonso Di Mino is the father of Andre' Di Mino and the brother of Vincent Di Mino. There are no other family relationships between any of the Company's directors or executive officers.

           (d)     Involvement in Certain Legal Proceedings

     During the last five years, none of the following events occurred with respect to any executive officer or director of the Company as of the date hereof.

           (i) Any bankruptcy petition was filed by or against any business of which such person was a general partner or an executive officer at or within two years before the time of such filing;

            (ii) Any conviction in a criminal proceeding or being subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

           (iii) Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdic-tion, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

           (iv) Being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

            (g)     Promoters and Control Persons

                    Not Applicable.

            II.     Compliance with Section 16(a) of the Exchange Act

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(a) under the Exchange Act during the Company's most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written responses referred to in subparagraph (b)(2)(i) of Item 405 of Regulation S-B, no person who at any time during the fiscal year ended
March 31, 1996 was a director, officer, to the knowledge of the Company a beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, failed to file on a timely basis, as disclosed in Forms 3, 4 and 5, reports required by
Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

   Item 10.   Executive Compensation

     The following table (the "Summary Table") sets forth all plan and non-plan compensation amended to, earned by, or paid to (i) the Company's chief executive officer and (ii) the Company's four most highly compensated executive officers other than the chief executive officer who served as such on March 31, 1996 and whose total annual salary and bonus exceeded $100,000 (the "Named Officers"):

   Name and Principal               Fiscal Year      Annual Compensation
   Position                         Ended            Salary Other Compensation
                                    March 31

   Dr. Alfonso Di Mino,             1996
   President and Chief
   Executive Officer
   1996
                                    1995             $85,000          $-0-

                                    1994             $85,000          $-0-


       On March 31, 1996, the value of unexercised in-the-money options held by Dr. Di Mino with respect to 515,741 shares of the Company's Common Stock was $41,259. All of such options are exercisable. No options were exercised by Dr. Di Mino or granted to Dr. Di Mino during the fiscal year ended March 31, 1996.

       During the fiscal years ended March 31, 1996, 1995 and 1994, no other compensation not otherwise referred to herein was paid or awarded by the Company to any individual named in the Summary Table, the aggregate amount of which compensation, with respect to any such person, exceeded the lesser of $50,000 or 10% of the annual salary and bonus reported in the Summary Table for such person.

       There are no standard or other arrangements pursuant to which any director of the Company is or was compensated during the Company's last fiscal year for services as a director, for committee participation or special assignments.

       The Company has no employment contract with any person named in the Summary Table.

       The Company does not have any compensatory plan or arrangement, including payments to be received from the Company with respect to any person named in the Summary Table, which plan or arrangement results or will result from the resignation, retirement or any other termination of such person's employment with the Company and its subsidiaries or from a change in control of the Company or a change in such person's responsibilities following a change in control and the amount involved, including all periodic payments or installments, exceeds $100,000.

Item 11.      Security Ownership of Certain Beneficial
                        Owners and Management

              (a), (b)

              The following table sets forth certain information as of June 24, 1996 with respect to any person who is known to the Company to be the beneficial owner of more than 5% of any class of its voting securities and as to each class of the Company's equity securities beneficially owned by its directors and directors and officers as a group:

   Title       Name and Address          Amount          Approximate
    of         of Beneficial               of              Percent
   Class       Owner                   Beneficial            of
                                       Ownership           Class


   Common      Dr. Alfonso Di Mino     2,949,980(1)         7(1)
   Stock,      224-S Pegasus Ave.        shares
   $.0005      Northvale, NJ 07647
   par value

   Common      Andre' Di Mino          8,049,774(2)        19(2)
   Stock,      224-S Pegasus Ave.         shares
   $.0005      Northvale, NJ 07647
   par value                           1,700,000(3)         4(3)
                                          shares

                                       3,400,000(4)         8(4)
                                          shares

   Common      Vincent Di Mino         2,387,928(5)         6(5)
   Stock,      224-S Pegasus Ave.         shares
   $.0005      Northvale, NJ 07647
   par value
                                       5,100,000(6)        12(6)
                                          shares

   Common      The American Heritage   4,250,000           10
   Stock,      Fund, Inc.                 shares
   $.0005      1370 Ave. of the Americas
   par value   New York, N.Y. 10019

   Common      Officers and Direc-    18,487,682(7)        42(7)
   Stock,      tors as a group            shares
   $.0005      (three persons)
   par value
   ______________________________
   (1)     Represents (a) 804,239 shares of Common Stock directly owned by
           Dr. Di Mino, (b) 1,000,000 shares of Common Stock beneficially owned by the spouse of Dr. Di Mino, in which shares Dr. Di Mino disclaims any beneficial ownership, and (c) 1,630,000 shares of Common Stock, which includes the 1,000,000 shares described in (b) above, subject to an agreement dated July 8, 1987 pursuant to which Dr. Di Mino has the power to vote such shares and (d) 515,741 shares of the Company's Common Stock which may be acquired by Dr. Di Mino upon the exercise of options.

   (2) Represents (a) 7,672,696 shares of Common Stock directly owned by Mr. Di Mino and (b) 377,078 shares of the Company's Common Stock which may be acquired by Mr. Di Mino upon the exercise of options.

   (3)    Represents 1,700,000 shares of Common Stock held by the Andre'
          Di Mino Irrevocable Trust, a Trustee and the beneficiary of which is Andre' Di Mino who may be deemed to be a beneficial owner of the shares held by such Trust.

   (4) Represents 1,700,000 shares of Common Stock held each by the Maria Elena Di Mino and Maurice Di Mino Irrevocable Trusts, a Trustee of which is Andre Di Mino who may be deemed to be a beneficial owner of the shares held by such Trusts by reason of his power to vote such shares.

   (5)    Represents (a) 1,287,928 shares of Common Stock directly owned by
          Mr. Di Mino, (b) 300,000 shares of Common Stock beneficially owned by the spouse of Vincent Di Mino, (c) 300,000 shares of Common Stock owned by the child of Mr. Di Mino who resides in his home, in all of which shares set forth in (b) and (c) of this Note (5) Mr. Di Mino disclaims any beneficial ownership and (d) 500,000 shares of the Company's Common Stock which may be acquired by Mr. Di Mino upon the exercise of options.

   (6) Represents 5,100,000 shares of Common Stock of which 1,700,000 such shares are held by each of the Andre' Di Mino Irrevocable Trust, the Maria Elena Di Mino Irrevocable Trust and the Maurice Di Mino Irrevocable Trust. Vincent Di Mino, a Trustee of each of such Trusts, may be deemed to be a beneficial owner of the shares held by such Trusts by reason of his power to vote such shares.

   (7)    See Notes above.

          (c)   Changes in Control

                The Company is not aware of any arrangement which may result in a change in a control of the Company.

Item 12.     Certain Relationships and Related Transactions

     (a) On June 23, 1993 the Company sold 4,250,000 shares of its Common Stock and a Common Stock Purchase Warrant (the "Warrant") to The American Heritage Fund, Inc. ("AHF") for $1,000,000. The holder of the Warrant has the right to purchase 3,750,000 shares of the Company's Common Stock at a price of $.375 per share until June 23, 1995 and thereafter at $.50 per share until June 23, 1996 at which time the Warrant expires. The Company has registered the shares purchased by AHF, the Warrant and the shares of Common Stock underlying the Warrant under the Securities Act of 1933.

     From time to time, the Company has loaned money to Andre' Di Mino at an interest rate of 3% per annum. Reference is made to the responses to items 9 and 11 hereof. The largest aggregate amount of indebtedness, including interest, outstanding at any time since the beginning of the Company's fiscal year ended March 31, 1996 was approximately $68,000 which was also the approximate amount of principal and interest outstanding as of June 24, 1996.

     Other than as otherwise set forth herein, during the last two fiscal years there was no transaction or proposed transaction to which the Company was or is to be a party, in which any of the following persons had or is to have a direct or indirect material interest and the amount involved in the transaction or a series of similar transactions exceeded $60,000:

          (1)     Any director or executive officer of the Company;

          (2)     Any nominee for election as a director;

          (3)     Any securityholder named in response to Item 11 hereof; and

          (4) Any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any person named in paragraphs (1), (2) or (3) of this Item 12(a).

          (b)     Not applicable.

          (c)     Not applicable.

Item 13.   Exhibits and Reports of Form 8-K

     (a)   Exhibits

           3(a) Articles of Incorporation, as amended. Exhibit 3(a) to the Company's Registration Statement on Form 10, File No. 0-17629 (the "Form 10"), is hereby incorporated by reference.

           3(b) By-Laws. Exhibit 3(b) to the Form 10 is hereby incorporated by reference.

           4. Warrant of June 23, 1993 issued to The American Heritage Fund, Inc. Exhibit 4 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993 is hereby incorporated by reference.

            9.   Trust Agreements of November 7, 1980 by and between
                 Dr. Alfonso Di Mino et al. Exhibit 9 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993 is hereby incorporated by reference.

        10(a) Memorandum of Lease by and between the Company and Cresskill Industrial Park III dated as of August 26, 1993. Exhibit 10(a) to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1994 is hereby incorporated by reference.

        10(b) Agreement of July 8, 1987 by and between Donna Di Mino, Dr. Alfonso Di Mino, et al. Exhibit 10(q) to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993 is hereby incorporated by reference.

        10(c) Agreement of July 13, 1993 by and between ADM Medical Ventures Corporation and Arthronix, Inc. Exhibit 10(r) to the Company's Annual Report on Form 10-KSB for the fiscal year ended
                 March 31, 1993 is hereby incorporated by reference.


        10(d) Agreement of June 9, 1992 by and between Advent Medical Technology, Inc. and Arthritic Relief Centers, Inc. Exhibit 2 to the Company's Current Report on Form 8-K dated June 9, 1992 is hereby incorporated by reference.

        10(e) Agreement of June 9, 1992 by and between Advent Medical Technology, Inc. and Vet Sonotron Systems, Inc. Exhibit 3 to the Company's Current Report on Form 8-K dated June 9, 1992 is hereby incorporated by reference.

        10(f) Stock Purchase Agreement and Registration and Rights Agreement (undated) by and between The American Heritage Fund, Inc. and the Company. Exhibit 10(i) to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993 is hereby incorporated by reference.

        10(g) Amendment to Agreement of March 16, 1993 by and between Arthritic Relief Centers, Inc. and Advent Medical Technology, Inc. Exhibit 10(k) to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993 is hereby incorporated by reference.

        10(h) Voting Agreement of March 16, 1993 by and between Vet Sonotron Systems, Inc. and Advent Medical Technology, Inc. Exhibit 10(l) to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993 is hereby incorporated by reference.

        10(i) Voting Agreement of March 16, 1993 by and between Arthritic Relief Centers, Inc. and Advent Medical Technology, Inc.
                 Exhibit 10(m) to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993 is hereby incorporated by reference.

        21 Subsidiaries of the Company. Exhibit 22 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992 is hereby incorporated by reference.

        23       Consent of Independent Certified Public Accountants.

        27       Financial Data Schedule.


  (b)   Reports on Form 8-K

        Not applicable

                            SIGNATURES


      In accordance with Section 13 or 15(d) of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


      ADM TRONICS UNLIMITED, INC.
              (Company)


By:\s\Dr. Alfonso Di Mino
      President

Dated:  June 28, 1996

      In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:



By:\s\Dr. Alfonso Di Mino, Principal
      Executive Officer and Director

Dated:  June 28, 1996



By:\s\Andre' Di Mino, Principal Fin-
      ancial and  Accounting Officer
      and Director

Dated:  June 28, 1996




By:\s\Vincent Di Mino, Director


Dated:  June 28, 1996

                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS




We hereby consent to the incorporation by reference in the Registration Statement on Form S-3 of our report dated June 7, 1996, relating to the financial statements of ADM Tronics Unlimited, Inc. which appears on Page F-1 in their Form 10-KSB for the year ended March 31, 1996.




                                          \s\KAUFMAN, ROSSIN & CO., P.A.





Miami, Florida
July 1, 1996