Form 10QSB/A
period 1996-06-14
ADM TRONICS UNLIMITED INC/DE
filed 1996-08-14
CIK 849401

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB/A

   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1996

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

              42,474,907 shares of Common Stock, $.0005 par value,
                             as of August 9, 1996

















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


Dated: Northvale, New Jersey
       August 14, 1996