Form 10QSB
period 1996-06-30
ADM TRONICS UNLIMITED INC/DE
filed 1996-08-14
CIK 849401

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

















                         ADM TRONICS UNLIMITED, INC.

                                   INDEX



Part I. Financial Information                                    Page Number

Item 1. Consolidated Financial Statements:

 Consolidated Balance Sheets - June 30, 1996 and
   March 31, 1996                                                     2

 Consolidated Statements of Operations - For The Three
   Months Ended June 30, 1996 and 1995                                3

 Consolidated Statements of Changes in Stock holders'
   Equity - For The Three Months Ended June 30, 1996                  4

 Consolidated Statements of Cash Flows - For The Three
   Months Ended June 30, 1996 and 1995                                5

 Notes To Consolidated Financial Statements                          6-7



Item 2. Management's Discussion And Analysis of Financial
            Condition and Results of Operations                       6

                          ADM TRONICS UNLIMITED, INC.
                          CONSOLIDATED BALANCE SHEETS

                                               June 30,        March 31,
                                                 1996            1996
                                             (Unaudited)
                  ASSETS

CURRENT ASSETS:
   Cash                                    $ 1,132,189        1,113,626
   Certificates of Deposit                           0          105,390
   Securities held to maturity                 100,297          100,297
   Accounts receivable--trade less allowance
   for doubtful accounts of $20,500            397,919          200,758
   Inventories:
     Raw materials and supplies                166,965          129,809
     Finished goods--chemicals                  84,831           60,094
     Other current assets                      173,463          172,282

Total Current Assets                         2,055,664        1,882,256

Property and Equipment                          44,699           48,629

Equipment held for sale or lease, net of
accumulated depreciation of $49,953 and
$49,599, respectively                          430,221          463,500

Notes Receivable                                85,306           82,306

Equity securities available for sale            20,000           20,000

Loan receivable from officers, bearing
interest at 3% per annum                        68,252           68,252

Other Assets                                   378,785          340,030

  Total Assets                             $ 3,082,927       $2,904,973



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable--trade                     155,909           58,426
   Accrued expenses and other                   20,177           27,431
   Prepayments from customer                   103,462          124,943

   Total Current Liabilities                   279,548          210,800

Deferred Sales Revenue                          65,860           65,860

Stockholders' Equity                         2,737,519        2,628,313

  Total Liabilities & Stockholders' Equity  $3,082,927       $2,904,973

         See accompanying notes to consolidated financial statements

                            ADM TRONICS UNLIMITED, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                   Three Months Ended
                                        June 30,
                                   1996          1995
Revenues:
 Net sales                      $ 439,931   $ 531,014

Costs And Expenses:
 Cost of sales                    141,140     162,105
 Selling, general and             203,037     317,734
 administrative

   Total cost and expenses        344,177     479,839

Operating Income (Loss)         $  95,754   $  51,175

Other Income:
 Interest,net of expense and       13,452      20,869
 other income

Income (loss) before income
tax benefit                     $ 109,206   $  72,044

Income tax benefit                      0           0

Net income (loss)               $ 109,206   $  72,044

Net Income (loss) per               0.002       0.002
 common share











          See accompanying notes to consolidated financial statements.

                            ADMTRONICS UNLIMITED, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED JUNE 30, 1996
                                (Unaudited)

                  Common                Capital In
                  Stock       Par       Excess Of   Accumulated
                  Shares      Value     Par Value   Deficit       Total



Balance,
March 31, 1996  42,474,907   21,237     4,819,436  (2,212,360)    2,628,313


Net income(loss)
Three months
ended June 30, 1996                                   109,206       109,206


Balance
June 30, 1996   42,474,907   21,237    4,819,436   (2,103,154)    2,737,519








             See accompanying notes to consolidated financial statements

                          ADM TRONICS UNLIMITED, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                (Unaudited)

                                                 Three Months Ended June 30,
                                                   1996               1995

Cash Flows From Operating Activities:

   Net income (loss)                             $ 109,206         $  72,044
   Adjustments to reconcile net income (loss)
   to net cash flows from operating activities:
       Depreciation and amortization                 4,301             9,001
Changes in operating assets and liabilities:
       Accounts receivable--trade                 (197,161)           53,808
       Inventories                                 (61,893)           27,394
       Other current assets                         (1,181)          (13,300)
       Other assets                                      0           (17,455)
       Equipment held for sale or lease             33,633           (74,220)
       Accounts payable--trade                      97,483           203,483
       Customer deposits payable                   (21,481)          198,045
       Accrued expenses and other                   (7,254)              742

   Net cash flows provided by (used in)
   operating activities                            (44,347)          459,542

Cash Flows From Investing Activities:

   Purchase of property and equipment                 (725)             (910)
   Principal payments (Loan) on notes receivable    (3,000)           16,269
   Net changes in certificates of deposit          105,390            (1,743)
   Net increase in other assets                    (38,755)                0

   Net cash flows provided by (used in)
   investing activities                             62,910            13,616

Cash Flows From Financing Activities:
   Repayments of notes and leases payable                0              (633)

   Net change in cash and cash equivalents          18,563           472,525

   Cash--Beginning of year                       1,113,626           286,546

   Cash--End of period                           1,132,189           759,071

Supplemental cash flow information:
   Interest paid                                       135             1,250
   Income taxes paid                                     0               400


            See accompanying notes to consolidated financial statements.

                          ADM TRONICS UNLIMITED, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 - Basis of Presentation:

The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 1996 (the "Form 10-KSB") and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in financial positions for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

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

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Liquidity and Capital Resources

At June 30, 1996 the Company had cash of $1,132,189 as compared to cash and certificates of deposit to $1,219,016 at March 31, 1996. This decrease was principally the result of cash flows used in operating activities and investments in other assets.

Operating Activities

Net cash decreased $44,347 for the period as compared to an increase of $459,542 in 1995. Net income provided $109,206 in 1996 as compared to $72,044 in 1995. Customer deposits payable used $21,481 in 1996 as compared to the receipt of $18,045 in 1995. Accounts receivable were increased in 1995 by $197,161 as a result of the timing of shipments to Non-U.S. customers. Inventory increased by $61,893 due to an increase in long-lead items for the companys' medical electronic products.

Investing Activities

Capital expenditures consisted of $725 for the purchase of office equipment and additional loan on notes receivable in the amount of $3,000. Certificates of deposit it were decreased by $105,390.

Financing Activities

The Company did not have any financing activities during the three months ended June 30, 1996, as compared to the payment of $633 of notes and leases payable for the three months ended June 30, 1995.

The Company does not have any material external sources of liquidity or unused sources of funds.
                                         6







Results of Operations
Quarter Ended June 30, 1996

Revenues

Revenues were $439,931 in 1996 as compared to $531,014 in 1995 representing a decrease of $91,083 or 17%. Chemical revenues increased $7,821 offset by a decrease in revenues from the Company's Sonotron Medical activities of $98,904.


Gross Profit

Gross profit of $298,791 in 1996 was $70,118, or 19%, below the gross profit in 1995. Gross profit was 68% of revenues in 1996 as compared with 69% of revenues in 1995. The decrease in gross profit was the result of the product mix of sales with an increase in sales of chemical products with a lower gross margin offset by a decrease in sales of the Company's Sonotron Medical products.


Operating Income

Operating income of $95,754 in 1996 was $44,579 above the operating income of $51,175 in 1995. This was due to a decrease in selling general and administrative expenses related to legal fees and associated costs the company incurred in its patent infringement action brought against unrelated third parties during the three months ended June 30, 1995.


Other Income (Loss)

Other income of $13,456 in 1996 decreased $7,417,from $20,869 in 1995, due to a decrease in interest income from reductions in available rates.















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