Form 10QSB
period 1996-09-30
ADM TRONICS UNLIMITED INC/DE
filed 1996-11-14
CIK 849401

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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

              42,474,907 shares of Common Stock, $.0005 par value,
                             as of November 8, 1996

















                         ADM TRONICS UNLIMITED, INC.

                                   INDEX



Part I. Financial Information                                     Page Number

Item 1. Consolidated Financial Statements:

 Consolidated Balance Sheets - September 30, 1996 and
   March 31, 1996                                                     2

 Consolidated Statements of Operations - For The Three
   Months Ended September 30, 1996 and 1995 and For The
   Six Months Ended September 30, 1996 and 1995                       3

 Consolidated Statements of Changes in Stock holders'
   Equity - For The Six Months Ended September 30, 1996               4

 Consolidated Statements of Cash Flows - For The Six
   Months Ended September 30, 1996 and 1995                           5

 Notes To Consolidated Financial Statements                          6-7



Item 2. Management's Discussion And Analysis of Financial
            Condition and Results of Operations                       6

                          ADM TRONICS UNLIMITED, INC.
                          CONSOLIDATED BALANCE SHEETS

                                            September 30,      March 31,
                                                 1996            1996
                                             (Unaudited)
                  ASSETS

CURRENT ASSETS:
   Cash                                    $ 1,050,760        1,113,626
   Certificates of Deposit                     107,000          105,390
   Securities held to maturity                 100,531          100,297
   Accounts receivable--trade less allowance
   for doubtful accounts of $20,500            365,704          200,758
   Inventories:
     Raw materials and supplies                162,432          129,809
     Finished goods--chemicals                  91,425           60,094
     Other current assets                      176,000          172,282

Total Current Assets                         2,053,852        1,882,256

Property and Equipment                          49,123           48,629

Equipment held for sale or lease, net of
accumulated depreciation of $50,306 and
$49,599, respectively                          390,695          463,500

Note Receivable                                 85,307           82,306

Equity securities available for sale            20,000           20,000

Loan receivable from officers, bearing
interest at 3% per annum                        68,252           68,252

Other Assets                                   379,279          340,030

  Total Assets                             $ 3,046,508       $2,904,973



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable--trade                     111,107           58,426
   Accrued expenses and other                   21,765           27,431
   Prepayments from customer                    81,982          124,943

   Total Current Liabilities                   214,854          210,800

Deferred Sales Revenue                          65,860           65,860

Stockholders' Equity                         2,765,794        2,628,313

  Total Liabilities & Stockholders' Equity  $3,046,508       $2,904,973

         See accompanying notes to consolidated financial statements

                            ADM TRONICS UNLIMITED, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                   Three Months Ended      SIX MONTHS ENDED
                                      SEPTEMBER 30,         SEPTEMBER 30,
                                   1996          1995      1996        1995
Revenues:
 Net sales                      $ 467,301   $ 588,124    $907,232   $1,119,138

Costs And Expenses:
 Cost of sales                    191,471     248,551     332,611      410,656
 Selling, general and             261,545     168,891     464,582      486,625
 administrative

   Total cost and expenses        453,016     417,442     797,193      897,281

Operating Income                $  14,285   $ 170,682     110,039      221,857

Other Income:
 Interest,net of expense and       13,990      20,720      27,442       41,589
 other income

Net income                      $  28,275   $ 191,402     137,481      263,446

Net Income per                      0.001       0.005       0.003        0.006
 common share











          See accompanying notes to consolidated financial statements.

                            ADMTRONICS UNLIMITED, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1996
                                (Unaudited)

                     Common                Capital In
                     Stock       Par       Excess Of   Accumulated
                     Shares      Value     Par Value   Deficit       Total



Balance,
March 31, 1996      42,474,907   21,237     4,819,436  (2,212,360)    2,628,313


Net income
Six months ended
September 30, 1996                                        137,481       137,481


Balance
September 30, 1996  42,474,907   21,237    4,819,436   (2,074,879)    2,765,794








             See accompanying notes to consolidated financial statements

                          ADM TRONICS UNLIMITED, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                               Six Months Ended September 30,
                                                   1996               1995

Cash Flows From Operating Activities:

   Net income                                    $ 137,481         $ 263,446
   Adjustments to reconcile net income
   to net cash flows from operating activities:
       Depreciation and amortization                 9,788            18,005
Changes in operating assets and liabilities:
       Accounts receivable--trade                 (164,946)          (42,478)
       Inventories                                 (63,954)           18,771
       Other current assets                         (3,718)          (25,845)
       Other assets                                (39,249)          (23,743)
       Equipment held for sale or lease             72,805            13,637
       Accounts payable--trade                      52,681            57,178
       Customer deposits payable                   (42,961)          158,039
       Accrued expenses and other                   (5,666)           (9,438)

   Net cash flows provided by (used in)
   operating activities                            (47,739)          427,572

Cash Flows From Investing Activities:

   Investment in treasury notes                   (100,531)                0
   Maturities of treasury notes                    100,297                 0
   Purchase of property and equipment              (10,283)           (2,579)
   Principal payments on advances to
   notes receivable                                 (3,000)           28,768
   Net changes in certificates of deposit           (1,610)           (1,743)

   Net cash flows provided by (used in)
   investing activities                            (15,127)            24,446

Cash Flows From Financing Activities:
   Repayments of notes and leases payable                0             (1,265)

   Net change in cash and cash equivalents         (62,866)           450,753

   Cash--Beginning of year                       1,113,626            286,546

   Cash--End of period                           1,050,760            737,299

Supplemental cash flow information:
   Interest paid                                       567             1,368
   Income taxes paid                                   250               400


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

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Liquidity and Capital Resources

At September 30, 1996 the Company had cash, and certificates of deposit of $1,157,760 as compared to $1,219,016 at March 31, 1996. This decrease was the result of net cash flows used in operating activities and for investing activities.

Operating Activities

Net cash flows have decreased $470,533 to ($47,739) for the six months ended September 30, 1996 as compared to net cash flows of $427,572 for six months ended September 30, 1995. This decrease was primarily the result of reduction in net income coupled with a major customer deposit received in 1995.


Investing Activities

Capital expenditures consisted of $10,283 for the purchase of property and equipment coupled with an increase in certificates of deposit of $1,610.

Financing Activities

The Company did not have any cash activities with relation to financing activities in 1996.

The Company does not have any material external sources of liquidity or unused sources of funds.
                                         6





Results of Operations
Quarter Ended September 30, 1996

Revenues

Revenues were $467,301 in 1996 as compared to $588,124 in 1995 representing a decrease of $120,823 or 20%. Revenues from the Company's Sonotron Medical activities decreased $181,307 offset by an increase in chemical revenues of $60,484.

Gross Profit

Gross profit of $275,830 in 1996 as compared to $339,573 in 1995 it was $63,743, or 18.7%, below the gross profit in 1995. Gross profit was 59% of revenues in 1996 as compared with 58% of revenues in 1995. The gross profit margin between 1996 and 1995 was comparable.

Operating Income

Operating income in 1996 was $14,285 compared to $170,682 in 1995. Selling general and administrative expenses increased by $92,654 due to increased legal and administrative expenses.

Other Income

Other income of $13,990 in 1996 decreased $6,730,from $20,720 in 1995, principally due to a decrease in interest income.

Results of Operations
Six Months Ended September 30, 1996

Revenues

Revenues were $907,232 in 1996 as compared to $1,119,138 in 1995 representing a decrease of $211,906 or 18.9%. Revenues from the Company's Sonotron Medical activities decreased by $280,211 offset by an increase in chemical revenues of $68,305.

Gross Profit

Gross profit of $574,621 in 1996 as compared to $708,482 in 1995 was $133,861, or 18.8% below the gross profit in 1995. Gross profit was 63% of revenues in 1996 and 1995. The gross profit margin between 1996 and 1995 was comparable.

Operating Income

Operating income was $110,039 in 1996 compared to an operating income of $221,8857 in 1995. Selling, general and administrative expenses decreased by $22,043 due to increased legal and administrative expenses.

Other Income

Other income of $27,442 in 1996 decreased $14,147 from $41,589 in 1995, principally due to a decrease in interest income.

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


Dated: Northvale, New Jersey
       November 7, 1996