Form 10QSB
period 1996-12-31
ADM TRONICS UNLIMITED INC/DE
filed 1997-02-13
CIK 849401

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1996

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

              42,474,907 shares of Common Stock, $.0005 par value,
                             as of February 5, 1996

















                         ADM TRONICS UNLIMITED, INC.

                                   INDEX



Part I. Financial Information                                    Page Number

Item 1. Consolidated Financial Statements:

 Consolidated Balance Sheets - December 31, 1996 and
   March 31, 1996                                                     2

 Consolidated Statements of Operations - For The Three
   Months Ended December 31, 1996 and 1995                            3

 Consolidated Statements of Operations - For The Nine
   Months Ended December 31, 1996 and 1995                            3

 Consolidated Statement of Changes in Stockholders'
   Equity - For The Nine Months Ended December 31, 1996               4


 Consolidated Statements of Cash Flows - For The Nine
   Months Ended December 31, 1996 and 1995                            5

 Notes To Consolidated Financial Statements                           6



Item 2. Management's Discussion And Analysis of Financial
            Condition and Results of Operations                       6

                          ADM TRONICS UNLIMITED, INC.
                          CONSOLIDATED BALANCE SHEETS

                                             December 31,      March 31,
                                                 1996            1996
                                             (Unaudited)
                  ASSETS

CURRENT ASSETS:
   Cash                                    $ 1,129,293        1,113,626
   Certificates of Deposit                     107,000          105,390
   Securities held to maturity                 100,531          100,297
   Accounts receivable--trade less allowance
   for doubtful accounts of $20,500            235,650          200,758
   Inventories:
     Raw materials and supplies                154,069          129,809
     Finished goods--chemicals                  86,520           60,094
   Other current assets                        178,253          172,282

Total Current Assets                         1,991,316        1,882,256

Property and Equipment                          54,418           48,629

Equipment held for sale or lease, net of
accumulated depreciation of $50,660 and
$49,599, respectively                          361,809          463,500

Notes Receivable                                85,307           82,306

Equity securities available for sale            20,000           20,000

Loan receivable from officers, bearing
interest at 3% per annum                        68,252           68,252

Other Assets                                   382,369          340,030

  Total Assets                             $ 2,963,471       $2,904,973



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable--trade                      77,925           58,426
   Accrued expenses and other                   15,673           27,431
   Prepayments from Customer                    69,093          124,943

   Total Current Liabilities                   162,691          210,800

Deferred Sales Revenue                          65,860           65,860

Stockholders' Equity                         2,734,920        2,628,313

  Total Liabilities & Stockholders' Equity  $2,963,471       $2,904,973

         See accompanying notes to consolidated financial statements

                            ADM TRONICS UNLIMITED, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                   Three Months Ended   Nine Months Ended
                                       December 31,        December 31,
                                   1996          1995   1996        1995
Revenues:
 Net sales                      $ 274,315   $ 368,543  $ 1,181,547 $1,487,681

Costs And Expenses:
 Cost of sales                    118,058     101,654      450,669    512,310
 Selling, general and             201,686     172,346      666,268    658,971
 administrative

   Total cost and expenses        319,744     274,000    1,116,937  1,171,281

Operating Income (Loss)          ($45,429)    $94,543      $64,610   $316,400

Other Income:
 Interest net of expenses and      14,556      22,015       41,998     63,604
 other income

 Income (loss) before income
 tax benefit                     ($30,873)    $116,558    $106,608   $380,004

 Income tax benefit                     0            0           0          0

Net Income (loss)                ($30,873)    $116,558    $106,608   $380,004

Net Income (loss) per              (0.001)       0.003       0.003      0.009
 common share








          See accompanying notes to consolidated financial statements.

                            ADMTRONICS UNLIMITED, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1996
                                (Unaudited)

                  Common                Capital In
                  Stock       Par       Excess Of   Accumulated
                  Shares      Value     Par Value   Deficit       Total



Balance,
March 31, 1996   42,474,907   21,237   4,819,436    (2,212,360)   2,628,313


Net income (loss)
nine months ended
December 31,1996                                       106,608       106,608


Balance
December 31,1996  42,474,907   21,237  4,819,436    (2,105,752)    2,734,921








             See accompanying notes to consolidated financial statements

                          ADM TRONICS UNLIMITED, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                (Unaudited)

                                               Nine Months Ended December 31,
                                                   1996               1995

Cash Flows From Operating Activities:

   Net income                                    $ 106,608         $ 380,004
   Adjustments to reconcile net income (loss)
   to net cash flows from operating activities:
       Depreciation and amortization                14,683            27,182

Changes in operating assets and liabilities:
       Accounts receivable--trade                  (34,892)          (83,984)
       Inventories                                 (50,686)            1,573
       Other current assets                         (5,971)            6,995
       Other assets                                (42,339)          (40,755)
       Equipment held for sale or lease             91,501          (207,991)
       Accounts payable--trade                      19,499            93,922
       Customer deposits payable                   (55,850)          158,039
       Accrued expenses and other                  (11,758)          (13,950)

   Net cash flows provided by (used in)
   operating activities                             30,795           321,035


Cash Flows From Investing Activities:

   Investment in treasury notes                   (100,531)                0
   Maturities of treasury notes                    100,297                 0
   Purchase of property and equipment              (10,284)           (3,337)
   Principal payments on notes receivable           (3,000)          287,285
   Net changes in certificates of deposit           (1,610)         (297,779)

   Net cash flows provided by (used in)
   investing activities                            (15,128)          (13,831)

Cash Flows From Financing Activities:
   Repayments of notes and leases payable                0            (1,897)

   Net change in cash and cash equivalents          15,667           305,307

   Cash--Beginning of year                       1,113,626           286,546

   Cash--End of period                           1,129,293           591,853

Supplemental cash flow information:
   Interest paid                                       567             1,486
   Income taxes paid                                   500             2,866

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


Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 1996 the Company had cash, certificates of deposit and investment securities of $1,336,824 as compared to $1,319,313 at March 31, 1996. This increase was principally due to cash flows from operating activities.

Operating Activities

Net cash flows have decreased $289,640 to $15,667 for the nine months ended December 31, 1996 as compared to net cash flows of $305,307 for the nine months ended December 31, 1995. This decrease was the result of reduced net income and reduced receipts of customer deposits.

Investing Activities

Investing activities consisting of capital expenditures of $10,284 for the purchase of property and equipment and $3,000 in principal payments on notes receivable. Treasury notes of $100,297 were redeemed offset by an investment in treasury notes of $100,531.

Financing Activities

The Company did not have any cash flows related to financing activities during the period.

The Company does not have any material external sources of liquidity or unused sources of funds.

                                      6




Results of Operations
Quarter Ended December 31, 1996

Revenues

Revenues were $274,315 in 1996 as compared to $368,543 in 1995 representing a decrease of $94,228 or 25%. Revenues from the Company's Sonotron medical activities decreased by $39,214 coupled with a decrease in chemical revenues of $55,014.

Gross Profit

Gross profit of $156,257 in 1996 was $110,632, or 41%, below the gross profit in 1995. Gross profit was 57% of revenues in 1996 as compared with 72% of revenues in 1995.

Operating Income (Loss)

Operating loss of $30,873 in 1996 was $147,431 below the operating income of $94,543 in 1995. Selling general and administrative expenses increased by $29,340.

Other Income

Other income of $64,481 in 1996 increased by $30,918, or 34%, from $22,015 in 1995, principally due to a decrease in interest income from reduced rates.


Results of Operations
Nine Months Ended December 31, 1996

Revenues

Revenues were $1,181,547 in 1996 as compared to $1,487,681 in 1995 representing a decrease of $306,134 or 20%. Revenues from the Company's Sonotron medical activities decreased by $319,425 offset by chemical revenues which increased by $13,291.

Gross Profit

Gross profit of $730,878 in 1996 was $244,493, or 25% below the gross profit in 1995. Gross profit was 62% of revenues in 1996 as compared with 66% of revenues in 1995.

Operating Income

Operating income of $64,610 in 1996 was $251,790, or a 79% decrease from the operating income of $316,400 in 1995. Selling, general and administrative expenses increased by $7,297.

Other Income

Other income of $41,998 in 1996 decreased $21,606 from $63,604 in 1995, due to a decrease in interest income from reduced rates.

                                     7



                        PART II - OTHER INFORMATION

Item 4 - Submission of Alternate to a Vote of Security Holders

(a)  A special meeting of shareholders was held on October 16, 1996.

(b)  The meeting did not involve the election of directors.

(c) The only matter voted upon at the meeting was a proposed amendment to the Company's Certificate of Incorporation to change the Company's authorized number of shares to 150,000,000 shares of Common Stock, $.0005 par value, and 5,000,000 shares of preferred stock, $.01 par value, which Preferred Stock may be designated and issued in such series and upon such terms and conditions as the Board of Directors may from time to time determine.

     22,559,550 shares were cast in favor of the amendment, 180,175 shares were cast against and 47,800 shares abstained.

(d)  Not applicable.
















































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


Dated: Northvale, New Jersey
       February 6, 1997