Form 10KSB
period 1997-03-31
ADM TRONICS UNLIMITED INC/DE
filed 1997-07-11
CIK 849401

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10KSB
(Mark One)
       ANNUAL REPORT PURSUANT  TO  SECTION 13 OR 15(d) OF
   X   THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
       For the fiscal year ended March 31, 1997

                                OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT  OF  1934  [NO FEE
       REQUIRED]

       For the transition period from         to

                    Commission File No.  0-17629

               ADM TRONICS UNLIMITED, INC.
          (Name of Small Business Issuer in its Charter)

       Delaware                            22-1896032
(State  or Other Juris-            (I.R.S.  Employer Identifi-
diction of Incorpora-              cation Number)
tion or Organization)

224-S Pegasus Avenue, Northvale, New Jersey   07647
(Address of Principal Executive Offices)     (Zip Code)

Issuer's Telephone Number      (201)  767-6040


Securities Registered under Section 12(b) of the Act:

                               NONE

Securities Registered under Section 12(g) of the Act:

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

                            $1,572,677


State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days prior to the date of filing:

            Approximately $7,600,000 as of June 25, 1997

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     42,474,907 shares of Common Stock, $.0005 par value
                       as of June 25, 1997

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

     Reference is made to Note 4 of Notes to Consolidated Financial Statements and the response to Item 3 hereof.

     Subsequent to the termination of the Arthronix Distribution Agreement, SMI has sold additional Sonotron Devices in Belgium, Brazil, Chile, France, Germany, Israel, Italy, Lebanon, Mexico and South Africa. Unlike the sales to the Japanese Distributor, the Sonotron Devices delivered to the purchasers in the foregoing countries included a limited number of dosages ("Treatment Units") by means of a telephone connection. Any additional Treatment Units will be sold by SMI.

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

     During the Company's fiscal years ended March 31, 1996 and 1997, other than the regular compensation paid by the Company to its executive officers, the Company did not spend any appreciable amounts on testing, application, clinical studies and some company-sponsored research and development activities in connection with the Sonotron Technology and other activities determined in accordance with generally accepted accounting principles. During such years no amounts were spent on customer-sponsored research and development activities relating to the development of new products, services or techniques or the improvement of any of the foregoing.

     Dr. Di Mino has developed a device which utilizes the Sonotron Technology to non-invasively treat neural-cerebral conditions (the "NCCD Device"). The NCCD Device is a non-invasive electronic therapy device which is designed to emit certain radio and audio waves at prescribed power outputs to a patient's brain and spinal cord. The NCCD Device is in the prototype stage. Limited initial preliminary tests on human subjects on a non-controlled basis appear to indicate that treatment with the NCCD Device has a beneficial effect on the symptoms related to certain neural-cerebral disorders. The results ranged from minor improvement in certain limited symptoms to dramatic overall improvements. Based upon such results, subject to obtaining sufficient capital, the Company intends to conduct extensive controlled clinical studies of the NCCD Device. Testing involves applying radio and audio waves to the patients' spinal cords and cerebrum on a weekly basis for several weeks to small groups of patients having cerebral palsy, multiple sclerosis and Parkinson's Disease.

     In order to commercially exploit the NCCD Device, the Company must successfully conduct significant engineering and design work. Such work includes the design and manufacture of a pre-production model and the production of approximately 40 similar units for use in the proposed clinical studies. If the clinical studies establish the efficacy of the NCCD Device, the Company intends to seek FDA approval of the NCCD Device. The Company also plans to file applications for certain foreign and domestic patents in connection with the NCCD Device. There can be no assurance that any clinical studies of the NCCD Device will yield successful results or that FDA approval will be obtained. The Company believes that the cost of clinical studies and the engineering and design work will be approximately $2,000,000 and the completion of such studies will occur not earlier than January 1999, if at all. Because the company does not presently have sufficient funds to complete such tests and studies, the Company has sought and will continue to seek financing for such purposes. There can be no assurance that the Company will be able to obtain such financing on terms not unfavorable to the Company, if at all.

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

     During the fiscal year ended March 31, 1997, one customer accounted for more than 10% of the Company's net sales of medical devices. Reference is made to Note 6 of Notes to Consolidated Financial Statements. The termination of business relations with any of the Company's significant customers would have a material adverse effect on the Company's business and the financial condition of the Company.

     As of March 31, 1997, the dollar amount of backlog orders for Sonotron Devices was not material.

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

     During the Company's fiscal years ended March 31, 1997, 1996 and 1995, sales of chemical based products accounted for approximately 64%, 46% and 55% of operating revenues, respectively. No contract exists with any of the Company's customers which would obligate any customer to continue to purchase products from the Company.

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

     As of March 31, 1997, the dollar amount of backlog orders for the Company's chemical products believed by the Company to be firm, was not material.

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

     During the Company's fiscal years ended March 31, 1997 and 1996, the Company made no material expenditures with respect to company-sponsored research and development activities relating to its chemical business as determined in accordance with generally accepted accounting principles other than a portion of the regular salaries of its executive officers which may be allocated thereto. During such fiscal years the Company did not expend any funds on customer-sponsored research and development activities with respect thereto.

          The Tinnitus Device

     Dr. Di Mino has developed an electronic device for the treatment of Tinnitus (the "Tinnitus Device") which is presently in the prototype stage. Tinnitus is a human medical condition which manifests itself in a constant and annoying ringing in the ears. The Tinnitus Device uses a probe that transmits a signal. No significant testing has been conducted using the Tinnitus Device. In February 1997, Dr. Di Mino filed a patent application for a United States patent with respect to the Tinnitus Device. Dr. Di Mino has advised the Company that any patents issued to him in connection with the Tinnitus Device will be assigned to the Company. There can be no assurance that any patent will be used therefor or that the Tinnitus Device will achieve its purpose or that FDA approval can be obtained.

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

          Personnel

     On June 25, 1997, the Company employed eleven persons, three of which are executive officers of the Company. One employee was employed by the Company on a part-time basis.

Item 2.   Properties

     The Company leases approximately 16,000 square feet of combined office and warehouse space from an unaffiliated third party.

Item 3.   Legal Proceedings

     On May 10, 1996 Arthronix filed a demand for arbitration against the Company, SMI, the Japanese Distributor and Validux.
The matter is being conducted through the American Arbitration
Association of New York City. Arthronix has claimed commissions are owed to it in the amount of $51,000 pursuant to the 1993
Distribution Agreement. Arthronix also asserted claims for a breach of contract and a share of the proceeds on the sales of Sonotron
Devices in the Pacific Rim countries in the alledged amount of at least $2,126,270. Arthronix further asserted claims for tortious interference and is seeking punitive and compensatory damages based upon an alleged failure to execute an extension of the 1993 Distribution Agreement and fraudulent inducement in connection with the entering into of the 1993 Distribution Agreement by Arthronix.

     On May 30, 1996 the Company, SMI and a wholly-owned subsidiary of the Company (the "Subsidiary") instituted an action against Arthronix, Joseph P. Laico and James Bridges in the Superior Court of New Jersey, Bergen County, Law Division. The Plaintiffs are seeking to recover approximately $615,000 from Arthronix based upon breaches of settlement agreements by Arthronix. The Complaint also alleges that the 1993 Distribution Agreement was entered into based upon fraudulent misrepresentations of the individual defendants and that all of the defendants tortiously interfered with the a contract between the Company and the Japanese Distributor. The Complaint seeks multiple forms of relief including entry of judgment for the breach of prior settlement agreements, unliquidated damages, staying of the above described arbitration proceedings, a declaratory judgment revoking the 1993 Distribution Agreement, unliquidated compensatory damages, punitive damages, late fees, interest and costs and other equitable relief. In 1997, judgements aggregating approximately $355,000 and $369,000 were entered by the Court in favor of SMI and the Subsidiary, respectively. Two motions filed by Arthronix to vacate the judgements have been denied by the Court. Arthronix has moved the Court to reconsider in favor of SMI.

     Other than the foregoing there are no material pending or threatened legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject or to the knowledge of the Company, any proceedings contemplated by governmental authorities.

Item 4.   Submission of Matters to a Vote of
          Security Holders

     Not Applicable.

                             PART II

Item 5.   Market for Common Equity and Related Stockholder
          Matters

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

Quarter Ended                      High Bid       Low Bid

June 30, 1995                      .22            .22
September 30, 1995                 .31            .28
December 31, 1995                  .18            .18
March 31, 1996                     .47            .21
June 30, 1996                      .56            .28
September 30, 1996                 .40            .25
December 31, 1996                  .40            .19
March 31, 1997                     .38            .25

Due to maintenance standards for companies seeking to maintain their listing on NASDAQ, there can be no assurance that the Company will be able to continue such listing.

     (b)  Holders

          On June 25, 1997 the Company's Common Stock was held by approximately 760 holders of record.

     (c)  Dividends

          The Company has never paid any cash dividends on its Common Stock and has no intention of paying cash dividends in the foreseeable future. The Company intends to retain any earnings it may realize to finance its future growth.

Item 6.   Management's Discussion and Analysis or Plan of Operation

Results of Operations
Fiscal 1997 Compared to 1996

Revenues

Revenues were $1,574,855 in 1997 as compared to $1,839,006 in 1996 representing a decrease of $264,151 or 14%. This decrease was the result of reduced sales of Sonotron Devices in foreign countries and increased sales to chemical customers.

Gross Profit

Gross profit of $977,403 in 1997 was $258,991 or 21%, lower than the gross profit of $1,236,394 for 1996. Gross profit was 63% of revenues in 1997 as compared to 67% of revenues in 1996. The moderate reduction in gross profit is related to the product mix of sales with varying gross profit margins.

Operating Income (Loss)

Operating loss of ($36,930) in 1997 compared to operating income of $244,289 in 1996 resulted from a reduction in gross profit coupled with an increase in selling, general and administrative expenses.

Other Income, Net

Other income of $63,682 in 1997 was $15,963 or 20% lower than other income of $79,645 in 1996 due to a decrease in interest income from lower amounts invested and at lower rates of return on amounts invested. Additionally, the company had write downs of equity securities available for sale of $20,000 in 1997 compared to $279,000 in 1996.


Results of Operations
Fiscal 1996 Compared to 1995

Revenues

Revenues were $1,839,006 in 1996 as compared to $1,556,885 in 1995 representing an increase of $282,121 or 18%. This increase was the result of increased sales of Sonotron Devices in foreign countries and increased sales to chemical customers.

Gross Profit

Gross profit of $1,236,394 in 1996 was $151,251 or 14%, greater than the gross profit of $1,085,145 for 1995. Gross profit was 67% of revenues in 1996 as compared to 70% of revenues in 1995. The moderate reduction in gross profit is related to the product mix of sales with varying gross profit margins.

Operating Income

Operating income of $244,289 in 1996 was $175,806 or 25% increase above the operating income of $68,483 in 1995. This was primarily the result of an increase in gross profit coupled with a decrease in selling general and administrative expenses. Gross profits increased by $151,251, and selling, general and administrative expenses decreased by $24,555.

Other Income, Net

Other income of $79,645 in 1996 was $16,919 or 27% greater than other income of $62,726 in 1996 due to an increase in interest income from increased amounts invested but at lower rates of return on amounts invested. Additionally, the company charged $279,000 to operations in 1996 resulting from declines in market value of equity securities available for sale.



Liquidity and Capital Resources

At March 31, 1997 the Company had cash of $1,174,965 as compared to $1,113,626 at March 31, 1996. This increase is the result of cash flows from investing activities offset by cash outflows from operating activities. Additionally, at March 31, 1997 the Company had certificates of deposit and other liquid investments of $107,000.

Operating Activities

The Company had reduced operating results due to lower international sales of its medical electronic devices and an increase in sales of its aqueous chemical products and an increase in selling general and administrative expenses.

Investing Activities

The Company received proceeds of $100,297 from matured treasury notes and purchased property and equipment of $33,456. The Company also received $1,600 on repayments from loans to officers.

Financing Activities

In 1997 the Company did not have any cash flows from financing activities.

The Company does not have any material sources of liquidity or unused sources of liquid assets.


Item 7.   Financial Statements




INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
ADM Tronics Unlimited, Inc.
Northvale, New Jersey


We have audited the accompanying consolidated balance sheet of ADM Tronics Unlimited, Inc.and subsidiaries as of March 31, 1997, and the related consolidated statements of operations,changes in stockholders' equity, and cash flows for each of the two years in the period ended March 31, 1997.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ADM Tronics Unlimited, Inc. and subsidiaries as of March 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.



KAUFMAN, ROSSIN & CO.

Miami, Florida
June 6, 1997





















ADM TRONICS UNLIMITED, INC.
CONSOLIDATED BALANCE SHEET
MARCH 31, 1997

ASSETS

CURRENT ASSETS

  Cash and equivalent                      $1,174,965
  Certificate of deposit                      107,000


  Accounts receivable - trade,
   net of allowance for doubtful
   accounts of $5,000                         315,164
  Inventories:
   Raw materials and supplies                 130,543
   Finished goods - chemicals                  73,634
 Other current assets                          35,526

     Total current assets                   1,836,832



PROPERTY AND EQUIPMENT                         54,831

EQUIPMENT HELD FOR SALE OR LEASE,
net of accumulated depreciation of $51,014    321,823

NOTE RECEIVABLE                                82,306

LOAN RECEIVABLE FROM OFFICER,
bearing interest at 3% per annum               66,652

OTHER ASSETS                                  506,864

                                          $ 2,869,308






LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                      $      142,394
 Accrued expenses                              22,556
 Prepayments from customer                     69,293
     Total current liabilities                234,243


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY                        2,635,065

                                      $     2,869,308


ADM TRONICS UNLIMITED, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 1997 AND 1996

                                              1997              1996

REVENUES
 Sales                                $    1,574,855      $  1,839,006
 Interest                                     63,682            79,645
   Total revenues                          1,638,537         1,918,651

COSTS AND EXPENSES
 Cost of sales                               597,452           602,612
 Selling, general and administrative       1,014,333           992,105
   Total costs and expenses                1,611,785         1,594,717


INCOME BEFORE UNREALIZED LOSS ON
EQUITY SECURITIES AVAILABLE FOR SALE
AND INCOME TAX BENEFIT                        26,752           323,934

UNREALIZED LOSS ON EQUITY SECURITIES
 AVAILABLE FOR SALE                           20,000           279,000


INCOME BEFORE INCOME TAX BENEFIT               6,752            44,934

INCOME TAX BENEFIT                              -              153,000

NET INCOME                                $    6,752      $    197,934

WEIGHTED AVERAGE NUMBER OF COMMON
 AND EQUIVALENT SHARES OUTSTANDING        43,301,274        43,865,782

NET INCOME PER SHARE                      $   .0002       $    .005




ADM TRONICS UNLIMITED, INC.
CONSOLOIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 1997 AND 1996


                                                       Unrealized
                                                        Loss On
             Shares                                       Equity
         (150,000,000           Capital                 Securities
          Authorized;              in                   Available
            $.00005     Par     Excess of  Accumulated     for
            Par Value)  Value   Par Value    Deficit       Sale     Total
BALANCES
 3/31/95   42,474,907  $21,237 $4,819,436  ($2,410,294) ($258,000) $2,172,379


Unrealized loss
 on equity
 securities
 available
 for sale charged
 to operations      -        -        -          -        258,000    258,000

Net income          -        -        -       197,934        -       197,934




BALANCES -
 3/31/96    42,474,907  21,237  4,819,436 ( 2,212,360)        -    2,628,313

 Net income       -       -          -          6,752         -        6,752



BALANCES -
 3/31/97    42,474,907 $21,237 $4,819,436 ($2,205,608) $      -  $  2,635,065



ADM TRONICS UNLIMITED, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1997 AND 1996


                                              1997              1996


CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                 $ 6,752          $ 197,934


 Adjustments to reconcile net income
  to net cash provided by (used in)
   operating activities:

   Depreciation and amortization             27,254             40,935
   Provision for losses on accounts
     receivable                                -                 8,766
   Unrealized loss on equity securities
   available for sale                         20,000           279,000
   Change in deferred revenue                (65,860)             -
   Changes in operating assets and
    liabilities:
     Accounts receivable - trade            (114,406)          159,280
     Inventories                             (14,274)            1,078
     Other current asset                     136,756          (121,289)
     Equipment held for sale or lease        141,677          (186,970)
     Other assets                           (166,834)          (15,334)
     Accounts payable                         83,968           (80,982)
     Accrued expenses and prepayments
      from customer                          (60,525)          115,988
       Total adjustments                     (12,244)          200,472
         Net cash provided by (used in)
          operating activities                (5,492)          398,406


CASH FLOWS FROM INVESTING ACTIVITIES:
 Investments in treasury note                    -            (100,000)
 Maturities of treasury notes                 100,297          250,500
 Principal collections on note receivable        -             287,287
 Purchase of property and equipment           (33,456)          (2,765)
 Net changes in certificate of deposit         (1,610)          (4,029)
 Repayments from loans to officer               1,600              -
         Net cash provided by investing
          activities                           66,831          430,993


CASH FLOWS FROM FINANCING ACTIVITIES:
 Net repayments of long-term liabilities         -              (2,319)


NET INCREASE IN CASH AND EQUIVALENTS           61,339           827,080

CASH AND EQUIVALENTS - BEGINNING            1,113,626           286,546

CASH AND EQUIVALENTS - ENDING             $ 1,174,965       $ 1,113,626



   ADM TRONICS UNLIMITED, INC.
   NOTES TO FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCCOUNTING POLICIES

          Consolidation

          The consolidated financial statements include the accounts of ADM Tronics Unlimited, Inc (the Company) and its subsidiaries. All significant intercompany balances and transactionshave been eliminated in consolidation.

          Organization

          The Company is a manufacturer and engineering concern whose principal lines of business are the production and sale of chemical products and the manufacturing and sale of medical devices. The chemical product line includes water-based chemical products which are used in the food packaging and converting industries which are sold to customers located in various parts of the United States and Europe. The medical device products are for use in the treatment of joint pain which, at this point, have been sold primarily to a particular customer located in Japan (See Sonotron Devices and Segment Information).

          Cash and Equivalents

          The Company considers excess operating funds invested in cash management and money market accounts to be cash. The cash management account is not insured by the FDIC.

          Equity Securities Available for Sale

          The Company considered its investments in equity securities as available for sale and during the years ended March 31, 1997 and 1996, management determined that aggregate declines in market value of its investments in equity securities were deemed to be other than temporary and accordingly, charged to operations $20,000 and $279,000, respectively.

          Inventories

          Inventories are stated at the lower of cost (first-in, first-out method) or market.

          Property and Equipment

          Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 10 years. Leasehold improve-ments are amortized over the lease term or useful lives, whichever is shorter. Expenditures for major betterments and additions are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are charged to expense currently.


NOTE 1.   SUMMARY OF SIGNIFICATN ACCOUNTING POLICIES (Continued)

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

          Devices are available for sale outright, are available for sale under terms providing for additional charges based upon usage, and are available to be leased, with charges based solely upon usage. Contingent rental revenues are recognized at the time treatments are released to the lessee. Leased Sonotron devices are depreciated over seven years commencing at the date of lease. Revenues from leasing activities have not been significant.

          Intangible Assets

          Patents and other intangible assets are stated at cost, are included in other assets and are amortized on a straight-line basis over the shorter of their legal or useful lives.

          Income Taxes

          Deferred income taxes are provided for the estimated tax effect of temporary differences between financial and taxable income.

          Net Income Per Share

          Net income per share is computed by dividing net income by the sum of the number of shares of common stock outstanding during 1997 and 1996 (42,474,907 for both years and common stock assumed to be outstanding upon the exercise of all stock options and warrants (826,367 and 1,390,875, respectively), computed utilizing the treasury stock method. Fully diluted earnings per share is not presented as it is not materially different.

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


NOTE 1    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Fair Value of Financial Instruments

          Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires the Company to disclose information regarding fair values for its financial instruments and the underlying methodology and assumptions used therein. The following methods and assumptions were used by the Company in estimating the fair values of its financial instruments:

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



NOTE 2   PROPERTY AND EQUIPMENT

         Property and equipment at March 31, 1997 was as follows:


             Production equipment                       $ 43,330
             Other machinery and equipment               233,700
             Office furniture and fixtures                60,989
             Leasehold improvements                      131,800
             Computer equipment                          100,141

                                                         569,960

             Less accumulated depreciation
               and amortization                          515,129

                                                         $54,831

         Depreciation and amortization on property and equipment for the years ended March 31, 1997 and 1996 was $27,254 and $35,100, respectively.

NOTE 3    INCOME TAXES

          The components of income taxes for the years ended March 31, 1997 and 1996, are as follows:



                                           1997              1996

Deferred                                   $ -            $ 19,000
Change in valuation allowance                -           ( 172,000)

Income tax benefit                         $ -           ($153,000)


          The difference between the income tax benefit and the amount computed by applying the maximum federal statutory income tax rate of 34% to income before income tax benefit are as follows:

                                            1997             1996

Tax expense at U.S. statutory rates        $ -             $15,000
State income taxes                           -               4,000
Change in valuation allowance                -            (172,000)

Income tax benefit                         $ -           ($153,000)


          At March 31, 1997, the Company had deferred tax assets of approximately $600,000 resulting from net operating loss carryforwards of $489,000 and unrealized declines in market value of securities of $111,000. The deferred tax assets are offset by a valuation allowance in the amount of $335,000. The net deferred tax asset of $265,000 is included in other assets in the accompanying balance sheet at March 31, 1997.

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

          The Company and its subsidiaries file consolidated income tax returns. As of March 31, 1997, the Company had consolidated net operating loss carryforwards of approximately $1,298,000 that will expire primarily during the years 1998 through 2008.


NOTE 4    COMMITMENTS AND CONTINGENCIES

          Lease

          The Company occupies its premises under an operating lease expiring June 1998 requiring a monthly rental of $6,780. Minimum annual payments due under the lease are $81,354 per year through fiscal year ending March 31, 1998 and $20,338 due in fiscal year 1999, aggregating a total commitment of $101,692.

          Rent expense for the years ended March 31, 1997 and 1996 was $81,354 for each year.

          Warranties

          Sonotron devices are sold under agreements providing for the repair or replacement of any devices in need of repair, at the Company's cost, for up to one year from the date of delivery, unless such need was caused by misuse or abuse of the device.

          At March 31, 1997, no amount has been accrued for potential warranty costs and such costs are expected to be nominal.

          Arthronix - Note Receivable

          In connection with the settlement of a lawsuit with Arthronix relating to an Ozone Sterilizer (Sterilizer), on July 13, 1993 a subsidiary of the Company and Arthronix entered into an agreement allowing Arthronix to acquire the Sterilizer for $550,000, payable under two promissory notes. At March 31, 1997, $300,000 plus accrued interest was outstanding on one note and management determined that Arthronix was in default of the repayment terms. As the outstanding balance is unsecured and recoverability is uncertain, at March 31, 1997, the note, plus all accrued interest are offset by a reserve in the same amount.

          Arthronix - Note Receivable 2

          In connection with the settlement of a second lawsuit with Arthronix on November 1, 1993, a subsidiary of the Company and Arthronix executed an agreement providing for, among other things, the execution of a note payable to the subsidiary for $147,000, collateralized by an interest in substantially all tangible and intangible assets relating to an Arthronix product line. In addition, the settlement provided that upon default of any payment on such note, for a period of 30 days or more, Arthronix would become liable for approximately $372,000 (the full pre-settlement amount due the subsidiary), less payments made to date.


NOTE 4    COMMITMENTS AND CONSTINGENCIES(Continued)

          At March 31, 1997, $82,306 was outstanding on this note and management determined that Arthronix was in default of the payment terms. In May 1996, the Company commenced legal action to obtain the tangible and intangible assets collateralizing the note. Management believes the Company will likely be successful in its efforts to obtain such collateral and at March 31, 1997, management determined that the fair value of the assets to be recovered exceeds the carrying amount of the receivable. In January, 1997 judgments in favor of the Company were entered by the court on both notes in an amount aggregating approximately $750,000. Arthronix has since filed two motions to vacate the judgments, however, both have been denied by the court. A motion for reconsideration on one of the judgments is presently pending. Due to the uncertainties relating to the timing of the recovery of the underlying collateral, the Company reclassified the receivable by recording the full amount due as a non-current asset.

          In response to the Company's actions to obtain the collateral, Arthronix filed a demand for arbitration claiming that amounts are due them pursuant to an agreement dated August 25, 1993 (the Agreement) between Arthronix and a subsidiary of the Company and a major customer of the Company which, by its terms, expired on August 24, 1994. Arthronix has alleged, among other things, breach of contract, tortuous interference, and is seeking punitive and compensatory damages in an amount alleged to be approximately
          $2.1 million based upon a failure to execute an extension of such Agreement. Further, Arthronix alleges it is owed commissions of $51,000 resulting from the sale of Sonotron devices to the major customer based upon a sales order dated March 31, 1994. Management deems the claims made by Arthronix to be without merit and is vigorously defending the arbitration, however, in the opinion of the Company's counsel, the likelihood of an unfavorable outcome with regard to these allegations cannot presently be determined.




NOTE 5   COMMON STOCK


         Options

         From time to time, the Company grants stock options to directors, officers and key employees of the Company. Each option is exercisable for five years from the date of grant. At March 31, 1996 there were options outstanding for 1,777,229 shares, with an exercise price of $.18 per share, which expired February 28, 1997. No options were granted or exercised during 1997 or 1996.

         Additional Shares Authorized

         On October 16, 1996 the Board of Directors and stockholders of the Company increased the number of common shares authorized to be issued from 44,000,000 to 150,000,000. Additionally, the Board of Directors and stockholders authorized the issuance of 5,000,000 shares of $.01 par value preferred stock to be issued with terms and conditions to be determined. As of March 31, 1997 no shares of preferred stock were issued and outstanding.


NOTE 6   MAJOR CUSTOMERS, CREDIT, CONCENTRATION, EXPORT SALES AND
         SEGMENT INFORMATION


         Major Customers

         Sales to individual unaffiliated customers in excess of 10% of net sales to unaffiliated customers are shown below.

                                                Year Ended March 31,
                                                 1997          1996

Chemical Segment:
        Customer A                             $364,000      $316,469


Medical Segment:
        Customer B                             $447,000      $814,000



         Credit Concentration

         The Company sells chemicals primarily to the printing and packaging industry (see Item 1(c) - Narrative Description of Business elsewhere herein for additional information).

         The Company maintains account balances and a certificate of deposit in a financial institution in excess of federally insured limits.

         Export Sales

         For the years ended March 31, 1997 and 1996, export sales were approximately $530,000 and $890,000, respectively.

         Segment Information

         The Company operates in two industry segments - the production and sale of chemicals and the manufacture and sale or lease of medical products.


NOTE 6   MAJOR CUSTOMERS, CREDIT CONCENTRATION, EXPORT SALES AND
         SEGMENT INFORMATION (Coninued)


Information about segment operations follows:



                                 Chemical    Medical     Consolidated

Year Ended March 31,1997
 Net sales - unaffiliated
   customers                   $ 977,037    $597,818      $1,574,855

 Income (loss) from
   operations*                 ($130,491)    $93,561        ($36,930)

 Identifiable assets          $2,164,299 ** $705,009      $2,869,308

 Depreciation and
   amortization                  $16,612     $10,642         $27,254

 Capital expenditures            $33,456     $  -            $33,456



Year Ended March 31, 1996

 Net sales - unaffiliated
   customers                    $947,067     $891,939      $1,839,006

 Income from operations*         $11,118     $233,171        $244,289

 Identifiable assets          $2,166,696 **  $738,277      $2,904,973

 Depreciation and
   amortization                  $24,979      $19,956         $40,935

 Capital expenditures             $2,765      $  -             $2,765


         *Excludes interest, income tax benefit, and loss on securities available for sale.
        **Includes short term investments, officer loans, and deferred tax asset.



NOTE 7   SIGNIFICANT TRANSACTION

         Florida License and Management Agreement

         In June 1992, a subsidiary of the Company granted an exclusive license to distribute the Device for veterinary use in Florida in exchange for shares of common stock of the publicly-held parent of the licensee. Further, pursuant to a management agreement with another subsidiary of the Company, the licensee was granted the rights to capitalize, open and operate Company clinics in certain Florida counties, using the human Device, also in exchange for shares of common stock of the publicly-held parent of the licensee. These agreements called for, among other things, the Company to provide a certain number of Devices and treatment units at the request of the licensee.


NOTE 7   SIGINIFICANT TRANSACTION (Continued)

The receipt of the common stock of the publicly-held parent of the licensee had previously been reflected as equity securities available for sale, net of write downs for declines in market value, and the obligation to provide Devices and treatment units was reflected as deferred sales revenue in the Company's financial statements. During 1997, the Company made available to the licensee the agreed upon number of Devices and treatment units and determined that its obligation under the agreements had been fulfilled. Accordingly, the Company has included $65,860 in revenues in the accompanying statement of operations for the year ended March 31, 1997.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                   Not applicable.


                                 PART III

Item 9.

         I. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

                   (a) Identification of Executive
                               Officers and Directors

Name                                        Age        Position

Dr. Alfonso Di Mino                         77        President, Chief
                                                      Executive
                                                      Officer and
                                                      Director

Vincent Di Mino                             71        Vice President
                                                      of Production
                                                      and Director

Andre' Di Mino                              41        Executive Vice
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


                   (b) Identify Significamt Employees

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

            (iii) Being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

             (iv) Being found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

         (g)       Promoters and Control Persons

                   Not Applicable.

         II.       Compliance with Section 16(a) of the Exchange Act

         Based solely upon a review of any Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3(a) under the Exchange Act during the Company's most recent fiscal year and any Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written responses referred to in subparagraph (b)(2)(i) of Item 405 of Regulation S-B, no person who at any time during the fiscal year ended March 31, 1996 was a director, officer, to the knowledge of the Company a beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, failed to file on a timely basis, as disclosed in Forms 3, 4 and 5, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10. Executive Compensation

         The following table (the "Summary Table") sets forth all plan and non-plan compensation amended to, earned by, or paid to (i) the Company's chief executive officer and (ii) the Company's four most highly compensated executive officers other than the chief executive officer who served as such on March 31, 1997 and whose total annual salary and bonus exceeded $100,000 (the "Named Officers"):


Name and                       Fiscal
Principal                      Year
Position                       Ended          Annual Compensation
                               March 31      Salary    Other Compensation


Dr. Alfonso DiMino,            1997         $93,600        $-0-
President and Chief
Executive
Officer 1997
                               1996         $85,000        $-0-

                               1995         $85,000        $-0-



          No options were exercised by Dr. Di Mino or granted to Dr. Di Mino during the fiscal year ended March 31, 1997.

         During the fiscal years ended March 31, 1997, 1996 and 1995, no other compensation not otherwise referred to herein was paid or awarded by the Company to any individual named in the Summary Table, the aggregate amount of which compensation, with respect to any such person, exceeded the lesser of $50,000 or 10% of the annual salary and bonus reported in the Summary Table for such person.

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


Item 11. Security Ownership of Certain Beneficial
                              Owners and Management

         (a), (b)

                   The following table sets forth certain information as of June 23, 1997 with respect to any person who is known to the Company to be the beneficial owner of more than 5% of any class of its voting securities and as to each class of the Company's equity securities beneficially owned by its directors and directors and officers as a group:

Title              Name and Address       Amount          Approximate
 of                of Beneficial          0f              Percent
Class              Owner                  Beneficial        of
                                          Ownership       Class

____________________________________________________________________________
Common             Dr. Alfonso Di Mino     2,434,239(1)     6%(1)
Stock,             224-S Pegasus Ave.      shares
$.0005             Northvale, NJ 07647
par value

Common             Andre' Di Mino          7,672,696(2)    18%(2)
Stock,             224-S Pegasus Ave.      shares
$.0005             Northvale, NJ 07647
par value                                  1,700,000(3)    4%(3)
                                           shares

                                           3,400,000(4)    8%(4)
                                           shares

Common             Vincent Di Mino         1,887,928(5)     4%(5)
Stock,             224-S Pegasus Ave.      shares
$.0005             Northvale, NJ 07647
par value
                                           5,100,000(6)     12%(6)
                                           shares

Common             The American Heritage   4,230,000        10%
Stock,             Fund, Inc.              shares
$.0005             1370 Ave of the Americas
par value          New York, N.Y. 10019

Common             Officers and Direc-    17,094,863(7)    40%(7)
Stock,             tors as a group          shares
$.0005             (three persons)
par value

______________________________
(1) Represents (a) 804,239 shares of Common Stock directly owned by Dr. Di Mino, (b) 1,000,000 shares of Common Stock beneficially owned by the spouse of Dr. Di Mino, in which shares Dr. Di Mino disclaims any beneficial ownership, and (c) 1,630,000 shares of Common Stock, which includes the 1,000,000 shares described in (b) above, subject to an agreement dated July 8, 1987 pursuant to which Dr. Di Mino has the power to vote such shares.

(2) Represents 7,672,696 shares of Common Stock directly owned by Mr. Di Mino.

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

(5) Represents (a) 1,287,928 shares of Common Stock directly owned by Mr. Di Mino, (b) 300,000 shares of Common Stock beneficially owned by the spouse of Vincent Di Mino, and (c) 300,000 shares of Common Stock owned by the child of Mr. Di Mino who resides in his home, in all of which shares set forth in (b) and (c) of this Note (5) Mr. Di Mino disclaims any beneficial ownership.

(6) Represents 5,100,000 shares of Common Stock of which 1,700,000 such shares are held by each of the Andre' Di Mino Irrevocable Trust, the Maria Elena Di Mino Irrevocable Trust and the Maurice Di Mino Irrevocable Trust. Vincent Di Mino, a Trustee of each of such Trusts, may be deemed to be a beneficial owner of the shares held by such Trusts by reason of his power to vote such shares.

(7)      See Notes above.

         (c)       Changes in Control

                   The Company is not aware of any arrangement which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions

         (a) From time to time, the Company has loaned money to Andre' Di Mino at an interest rate of 3% per annum. Reference is made to the responses to items 9 and 11 hereof. The largest aggregate amount of indebtedness, including interest, outstanding at any time since the beginning of the Company's fiscal year ended March 31, 1997 was approximately $66,000 which was also the approximate amount of principal and interest outstanding as of March 31, 1997.

         Other than as otherwise set forth herein, during the last two years there was no transaction or proposed transaction to which the Company was or is to be a party, in which any of the following persons had or is to have a direct or indirect material interest and the amount involved in the transaction or a series of similar transactions exceeded $60,000:

                   (1)Any director or executive officer of the Company;

                   (2)Any nominee for election as a director;

                   (3)Any security holder named in response to Item 11 hereof; and

                   (4)Any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any person named in paragraphs (1), (2) or (3) of this Item 12(a).

         (b), (c), (d)                 Not applicable.


Item 13. Exhibits and Reports of Form 8-K

         (a)       Exhibits

                   3(a)(1) Certificate of Incorporation and amendments thereto filed on August 9, 1976 and May 15,
                                       1978.  Exhibit 3(a) to the
                                       Company's Registration
                                       Statement on Form 10, File No.
                                       0-17629 (the "Form 10"), is
                                       hereby incorporated by
                                       reference.

                   3(a)(2) Certificate of Amendment to Certificate of Incorporation filed December 9, 1996.

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


                                            ADM TRONICS UNLIMITED, INC.
                                                    (Company)

                                              By:\s\Alfonso Di Mino
                                               Dr. Alfonso Di Mino
                                                     President

Dated:  July 11, 1997

         In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


By:\s\Dr. Alfonso Di Mino, Principal
         Executive Officer and Director

Dated:  July 11, 1997


By:\s\Andre' Di Mino, Principal Fin-
         ancial and  Accounting Officer
         and Director

Dated:  July 11,1997

By:\s\Vincent Di Mino
         Vincent Di Mino, Director

Dated:  July 11, 1997



                                  Exhibit (a)(2)





                            CERTIFICATE OF AMENDMENT

                                        OF

                           CERTIFICATE OF INCORPORATION

    A D M  TRONICS UNLIMITED, INC., a corporation organized and exisiting under and by virtue of the General Corporation Law of the

State of Delaware, DOES HEREBY CERTIFY:

     FIRST:     That at a meeting of the Board of Directors of A D M

Tronics Unlimited, Inc. resolutions were duly adopted setting forth a proposed amendment to the Certificate of Incorporation of said corporation, declaring said amendment to be advisable and calling a meeting of the stockholders of said corporation for consideration thereof.  The resolution setting forth the proposed amendment is as follows:

          RESOLVED, that this Corporation is authorized to issue ONE HUNDRED FIFTY MILLION (150,000,000) Shares of Common Stock, $.0005 par value, which shall be designated "Common Shares" and FIVE MILLION (5,000,000) shares of Preferred Stock,
          $.01 par value, which shall be designated
          "Preferred Shares." The Preferred Shares shall be designated and issued in such series and upon such terms and conditions as the Board of Directors may from time to time determine. Such terms and conditions shall include, but not be limited to, the entitlement of the holders of Preferred Shares to (a) cumulative, non-cumulative or partially cumulative dividends, (b) the preference over any other class or classes of shares as to the payment of dividends, (c) the preference in the assets of the Corporation over any other class or classes of shares upon the voluntary or involuntary liquidation of the Corporation,
          (d) the convertibility, if any, into shares of any other class or into shares of any series of the same or any other class, and (e) voting rights, if any.

     SECOND:   That thereafter, pursuant to resolution of its Board of

Directors, a special meeting of stockholders of said corporation was duly called and held, upon notice in accordance with Secion 222 of the General

Corporation Law of the State of Delaware at which meeting the necessary number of shares as required by statute were voted in favor of the amemdment.

     THIRD:   That said amendment was duly adopted in accordance with

the provisions of Section 242 of the General Corporation Law of the

State of Delaware.

     IN WITNESS WHEREOF, said A D M TRONICS UNLIMITED, INC. has caused this certificate to be signed by Dr. Alfonso Di Mino, its President,

this 8th day of November, 1996.


                                /s/ Dr. Alfonso Di Mino
                                Dr. Alfonso Di Mino, President