Form 10QSB
period 1997-06-30
ADM TRONICS UNLIMITED INC/DE
filed 1997-08-14
CIK 849401

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1997

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

               224-S Pegasus Avenue, Northvale, New Jersey 07647
                   (Address of Principal Executive Offices)

        Issuer's Telephone Number, including
                      Area Code:                     (201)  767-6040

  Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days:

                             YES  X      NO______

  State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

              42,474,907 shares of Common Stock, $.0005 par value,
                             as of August 8, 1997

















                         ADM TRONICS UNLIMITED, INC.

                                   INDEX



Part I. Financial Information                                    Page Number

Item 1. Consolidated Financial Statements:

 Consolidated Balance Sheets - June 30, 1997 and
   March 31, 1997                                                     2

 Consolidated Statements of Operations - For The Three
   Months Ended June 30, 1997 and 1996                                3

 Consolidated Statements of Changes in Stock holders'
   Equity - For The Three Months Ended June 30, 1997                  4

 Consolidated Statements of Cash Flows - For The Three
   Months Ended June 30, 1997 and 1996                                5

 Notes To Consolidated Financial Statements                           6



Item 2. Management's Discussion And Analysis of Financial
            Condition and Results of Operations                      6-7

                          ADM TRONICS UNLIMITED, INC.
                          CONSOLIDATED BALANCE SHEETS

                                               June 30,        March 31,
                                                 1997            1997
                                             (Unaudited)
                  ASSETS

CURRENT ASSETS:
   Cash                                    $ 1,046,231        1,174,965
   Certificates of Deposit                           0          107,000
   Accounts receivable--trade less allowance
   for doubtful accounts of $ 5,000            256,808          315,164
   Inventories:
     Raw materials and supplies                120,812          130,543
     Finished goods--chemicals                  61,055           73,634
     Other current assets                       31,586           35,526

Total Current Assets                         1,516,492        1,836,832

Property and Equipment                          53,333           54,831

Equipment held for sale or lease, net of
accumulated depreciation of $51,368 and
$51,014, respectively                          321,639          321,823

Notes Receivable                                82,307           82,306

Loan receivable from officers                   64,652           66,652

Other Assets                                   554,137          506,864

  Total Assets                             $ 2,592,560       $2,869,308



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable--trade                      72,000          142,394
   Accrued expenses and other                   16,819           22,556
   Prepayments from customer                      0              69,293

   Total Current Liabilities                    88,819          234,243

Stockholders' Equity                         2,503,741        2,635,065

  Total Liabilities & Stockholders' Equity  $2,592,560       $2,869,308

         See accompanying notes to consolidated financial statements

                            ADM TRONICS UNLIMITED, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                   Three Months Ended
                                        June 30,
                                   1997         1996
Revenues:
 Net sales                      $ 277,061   $ 439,931

Costs And Expenses:
 Cost of sales                    127,873     141,140
 Selling, general and             290,749     203,037
 administrative

   Total cost and expenses        418,622     344,177

Operating Income (Loss)         ($141,561)  $  95,754

Other Income:
 Interest,net of expense and       10,237      13,452
 other income

Net income (loss)               ($131,324)   $ 109,206

Net Income (loss) per           (   0.003)       0.002
 common share











          See accompanying notes to consolidated financial statements.

                            ADMTRONICS UNLIMITED, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED JUNE 30, 1997
                                (Unaudited)

                  Common                Capital In
                  Stock       Par       Excess Of   Accumulated
                  Shares      Value     Par Value   Deficit       Total



Balance,
March 31, 1997  42,474,907   21,237     4,819,436  (2,205,608)    2,635,065


Net income(loss)
Three months
ended June 30, 1997                                  (131,324)     (131,324)


Balance
June 30, 1997   42,474,907   21,237    4,819,436   (2,336,932)    2,503,741








             See accompanying notes to consolidated financial statements

                          ADM TRONICS UNLIMITED, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                (Unaudited)

                                                 Three Months Ended June 30,
                                                   1997               1996

Cash Flows From Operating Activities:

   Net income (loss)                            ($ 131,324)        $ 109,206
   Adjustments to reconcile net income (loss)
   to net cash flows from operating activities:
       Depreciation and amortization                 5,804            4,655
Changes in operating assets and liabilities
       Accounts receivable--trade                 ( 58,356)        (197,161)
       Inventories                                 (22,310)          61,893
       Other current assets                         (3,940)         ( 1,818)
       Equipment held for sale or lease                184          (33,279)
       Net change in other assets                  (44,818)         (38,755)
       Accounts payable--trade                     (70,394)          97,483
       Accrued expenses pre payments               (75,029)         (28,735)
          from customers

   Net cash flows provided by (used in)
   operating activities                           (230,971)          (83,102)

Cash Flows From Investing Activities:

   Purchase of property and equipment               (2,763)            (725)
   Principal payments on notes receivable             0              (3,000)
   Repayments of loans to officers                  (2,000)            0
   Net change in certificates of deposit           107,000         (105,390)

   Net cash flows provided by (used in)
   investing activities                            102,237          101,665

Cash Flows From Financing Activities:

   Net change in cash and cash equivalents        (128,734)          18,563

   Cash--Beginning of year                       1,174,965        1,113,626

   Cash--End of period                           1,046,231        1,132,189




            See accompanying notes to consolidated financial statements.

                          ADM TRONICS UNLIMITED, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 - Basis of Presentation:

The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 1997 (the "Form 10-KSB") and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in financial positions for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

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

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Liquidity and Capital Resources

At June 30, 1997 the Company had cash of $1,046,231 as compared to cash and certificates of deposit of $1,281,965 at March 31, 1997. This decrease was principally the result of cash used in operating activities.


Operating Activities

Net cash decreased $128,734 for the period as compared to an increase of $18,563 in 1996. Net loss accounted for a decrease of $131,324 in 1997 as compared to an increase of $109,206 attributable to net income in 1996. Accounts receivable decreased in 1997 by $58,356 principally due to a reduction in sales for the period. Inventory decreased by $22,310 in conjunction with the reduction in sales.

Investing Activities

Capital expenditures consisted of $2,763 for the purchase of office equipment. There were maturities of Certificates of Deposit of $107,000.

Financing Activities

The Company did not have any financing activities during the period ended June 30, 1997 and June 30, 1996.

The Company does not have any material external sources of liquidity or unused sources of funds.
                                         6





Results of Operations
Quarter Ended June 30, 1997

Revenues

Revenues were $277,061 in 1997 as compared to $439,931 in 1996 representing a decrease of $162,870 or 37%. Chemical revenues decreased $53,906 and revenues from the Company's Sonotron Medical activities decreased by $108,964.


Gross Profit

Gross profit of $149,188 in 1997 was 50% below the gross profit in 1996. Gross profit was 54% of revenues in 1997 as compared with 68% of revenues in 1996. The decrease in gross profit was the result of the product mix of sales which consisted of a relative increase in sales of chemical products with a lower gross margin and a decrease in sales of the Company's Sonotron Medical products.


Operating Income (Loss)

Operating loss of $141,561 in 1997 was $237,315 below the operating income of $95,754 in 1996. This was due to an increase in selling general and administrative expenses related to legal fees and associated costs the company incurred in its arbitration and counter claims with a former distributor of the Sonotron Medical Products and expenses for participation in an international medical exhibition and a decrease in sales and a change in the product mix of sales for the period.


Other Income (Loss)

Other income of $10,237 in 1997 decreased $3,219, from $13,456 in 1996, due to a decrease in interest income from reduced amounts invested.











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


Dated: Northvale, New Jersey
       August 13, 1997