Form 10QSB/A
period 1997-06-30
ADM TRONICS UNLIMITED INC/DE
filed 1997-08-14
CIK 849401

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

                             YES  X      NO______

  Indicate the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

              42,474,907 shares of Common Stock, $.0005 par value,
                             as of August 8, 1997

















                         ADM TRONICS UNLIMITED, INC.

                               EXHIBIT INDEX




PART II.  FINANCIAL DATA SHEET

EXHIBIT 27
















































                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



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