Form 10QSB
period 1997-09-30
ADM TRONICS UNLIMITED INC/DE
filed 1997-11-13
CIK 849401

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

              42,474,907 shares of Common Stock, $.0005 par value,
                             as of November 12, 1997

















                         ADM TRONICS UNLIMITED, INC.

                                   INDEX



Part I. Financial Information                                     Page Number

Item 1. Consolidated Financial Statements:

 Consolidated Balance Sheets - September 30, 1997 and
   March 31, 1997                                                     2

 Consolidated Statements of Operations - For The Three
   Months Ended September 30, 1997 and 1996 and For The
   Six Months Ended September 30, 1997 and 1996                       3

 Consolidated Statements of Changes in Stock holders'
   Equity - For The Six Months Ended September 30, 1997               4

 Consolidated Statements of Cash Flows - For The Six
   Months Ended September 30, 1997 and 1996                           5

 Notes To Consolidated Financial Statements                          6-8



Item 2. Management's Discussion And Analysis of Financial
            Condition and Results of Operations                       6

                          ADM TRONICS UNLIMITED, INC.
                          CONSOLIDATED BALANCE SHEETS

                                            September 30,      March 31,
                                                 1997            1997
                                             (Unaudited)
                  ASSETS

CURRENT ASSETS:
   Cash                                    $ 1,035,710        1,174,965
   Certificates of Deposit                           0          107,000
   Accounts receivable--trade less allowance
   for doubtful accounts of $20,500            265,521          315,164
   Inventories:
     Raw materials and supplies                121,167          130,543
     Finished goods--chemicals                  67,176           73,634
     Other current assets                       31,388           35,526

Total Current Assets                         1,520,962        1,836,832

Property and Equipment                          52,155           54,831

Equipment held for sale or lease, net of
accumulated depreciation of $51,721 and
$51,014, respectively                          334,919          321,823

Note Receivable                                 82,307           82,306

Loan receivable from officers, bearing
interest at 3% per annum                        62,052           66,652

Other Assets                                   554,456          506,864

  Total Assets                             $ 2,606,851       $2,869,308



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable--trade                     195,230          142,394
   Accrued expenses and other                   19,533           22,556
   Prepayments from customer                         0           69,293

   Total Current Liabilities                   214,763          234,243

Stockholders' Equity                         2,392,088        2,635,065

  Total Liabilities & Stockholders' Equity  $2,606,851       $2,869,308

         See accompanying notes to consolidated financial statements

                            ADM TRONICS UNLIMITED, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                   Three Months Ended      SIX MONTHS ENDED
                                      SEPTEMBER 30,         SEPTEMBER 30,
                                   1997          1996      1997        1996
Revenues:
 Net sales                      $ 292,048   $ 467,301    $ 569,109   $907,232

Costs And Expenses:
 Cost of sales                    119,934     191,471      247,807    332,611
 Selling, general and             297,676     261,545      588,425    464,582
 administrative

   Total cost and expenses        417,670     453,016      836,232    797,193

Operating Income(loss)         ($ 125,562)  $  14,285   ($ 267,123)  $110,039

Other Income:                      13,908      13,990       24,145     27,442

Income (loss) before
 income taxes                   ($111,654)    $28,275    ($242,978)  $137,481

Net income (loss)               ($111,654)    $28,275    ($242,978)  $137,481

Net income (loss) per
 common share                      (0.003)      0.001       (0.006)     0.003










          See accompanying notes to consolidated financial statements.

                            ADMTRONICS UNLIMITED, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997
                                (Unaudited)

                     Common                Capital In
                     Stock       Par       Excess Of   Accumulated
                     Shares      Value     Par Value   Deficit       Total



Balance,
March 31, 1997      42,474,907   21,237     4,819,436  (2,205,608)  2,635,065


Net income
Six months ended
September 30, 1997                                       (242,978)   (242,978)


Balance
September 30, 1997  42,474,907   21,237    4,819,436   (2,448,586)  2,392,087
















             See accompanying notes to consolidated financial statements

                          ADM TRONICS UNLIMITED, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                               Six Months Ended September 30,
                                                   1997               1996

Cash Flows From Operating Activities:

   Net income(loss)                             ($ 242,978)        $ 137,481
   Adjustments to reconcile net income(loss)
   to net cash flows from operating activities:
       Depreciation and amortization                11,165             9,788
Changes in operating assets and liabilities:
       Accounts receivable--trade                   49,643          (164,946)
       Inventories                                  15,834           (63,954)
       Other current assets                          4,138           ( 3,718)
       Equipment held for sale or lease            (13,096)           72,805
       Net change in other assets                  (49,123)          (39,249)
       Accounts payable--trade                      52,836            52,681
       Accrued expenses and prepayments
        from customers                             (72,376)          (48,627)

   Net cash flows provided by (used in)
    operating activities                          (243,897)          (47,739)

Cash Flows From Investing Activities:
   Investment in treasury notes                          0          (100,531)
   Maturities of treasury notes                          0           100,297
   Downpayment for purchase of stock of
     Precision Assembly                             (1,000)                0
   Purchase of property and equipment               (5,958)          (10,283)
   Principal payments on
    notes receivable                                     0            (3,000)
   Repayment from loans to officer                   4,600                 0
   Net changes in certificates of deposit          107,000            (1,610)

   Net cash flows provided by (used in)
   investing activities                            104,642           (15,127)

Cash Flows From Financing Activities:                    0                 0

   Net change in cash and cash equivalents        (139,255)          (62,866)

   Cash and cash equivalents--
    Beginning of period                          1,174,965         1,113,626

   Cash and cash equivalents--
    End of period                                1,035,710         1,050,760

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

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Liquidity and Capital Resources

At September 30, 1997 the Company had cash and certificates of deposit of $1,035,710 as compared to $1,281,965 at March 31, 1997. This decrease was the result of net cash flows used in operating activities offset by cash provided by investing activities.

Operating Activities

Net cash flows used have increased $195,270 to ($243,897) for the six months ended September 30, 1997 as compared to net cash flows of ($48,627) for six months ended September 30, 1996. This increase was primarily the result of reduction in net income, due to significant increases in expenses related to the arbitration with Arthronix.


Investing Activities

Capital expenditures consisted of $5,958 for the purchase of property and equipment, a $1,000 deposit for an acquisition coupled with a decrease in certificates of deposit of $107,000 as well as receipt of repayments of loans to officer of $4,600.

Financing Activities

The Company did not have any cash activities with relation to financing activities in 1997.

The Company does not have any material external sources of liquidity or unused sources of funds.

Year 2000

The company has provided for changes in its software to satisfy compliance with the year 2000 problem.

Results of Operations
Quarter Ended September 30, 1997

Revenues

Revenues were $292,048 in 1997 as compared to $467,301 in 1996 representing a decrease of $175,253 or 37%. Revenues from the Company's Sonotron Medical activities decreased $153,093 coupled with a decrease in chemical revenues of $22,160.

Gross Profit

Gross profit of $173,000 in 1997 as compared to $275,830 in 1996 was $102,830, or 37%, below the gross profit in 1996. Gross profit was 59% of revenues in 1997 as compared with 59% of revenues in 1996. The gross profit margin between 1997 and 1996 was comparable.

Operating Income(Loss)

Operating loss in 1997 was ($125,562) compared to operating income of $14,285 in 1996. Selling general and administrative expenses increased by $36,131 due to increased legal and administrative expenses related to the arbitration with Arthronix.

Other Income

There were no significant changes in Other Income during the period.

Results of Operations
Six Months Ended September 30, 1997

Revenues

Revenues were $569,109 in 1997 as compared to $907,232 in 1996 representing a decrease of $338,123 or 37%. Revenues from the Company's Sonotron Medical activities decreased by $262,057 coupled with a decrease in chemical revenues of $76,066.

Gross Profit

Gross profit of $321,302 in 1997 as compared to $574,621 in 1996 was $253,319, or 44% below the gross profit in 1996. Gross profit was 57% of revenues in 1997 and 63% 1995. The reduction in gross profit is due to the mix in product sales.

Operating Income(Loss)

Operating loss was $242,978 in 1997 compared to an operating income of $137,481 in 1996. Selling, general and administrative expenses increased by $123,843 due to increased legal and administrative expenses related to arbitration with Arthronix,

Other Income

Other income of $24,145 in 1997 decreased $3,297 from $27,442 in 1996, principally due to a decrease in interest income.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         ADM Tronics Unlimited, Inc.




                                      By:\s\Alfonso DiMino
                                         Dr. Alfonso DiMino
                                         President and
                                         Chief Executive Officer



                                  And By:\s\Andre' DiMino
                                         Andre' DiMino
                                         Principal Financial Officer


Dated: Northvale, New Jersey
       November 12, 1997