Form 10QSB
period 1997-12-31
ADM TRONICS UNLIMITED INC/DE
filed 1998-02-13
CIK 849401

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1997

                                     OR

         [ ]   TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ______

                        Commission File No. 0-17629

                        ADM TRONICS UNLIMITED, INC.
      (Exact name of Small Business Issuer as specified in its Charter)

             Delaware                              22-1896032
       (State or Other Jurisd-               (I.R.S.  Employer Identifi-
        iction of Incorporation               cation Number)
        or organization)

               224-S Pegasus Avenue, Northvale, New Jersey 07647
                   (Address of Principal Executive Offices)

        Issuer's Telephone Number:          (201)  767-6040

 Check whether the Issuer (1) has filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the preceding 12 months
 (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                             YES  X      NO______

State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

              42,474,907 shares of Common Stock, $.0005 par value,
                             as of February 9, 1998

















                         ADM TRONICS UNLIMITED, INC.

                                   INDEX



Part I. Financial Information                                    Page Number

Item 1. Consolidated Financial Statements:

 Consolidated Balance Sheets - December 31, 1997 and
   March 31, 1997                                                     2

 Consolidated Statements of Operations - For The Three
   Months Ended December 31, 1997 and 1996                            3

 Consolidated Statements of Operations - For The Nine
   Months Ended December 31, 1997 and 1996                            3

 Consolidated Statement of Changes in Stockholders'
   Equity - For The Nine Months Ended December 31, 1997               4

 Consolidated Statements of Cash Flows - For The Nine
   Months Ended December 31, 1997 and 1996                            5

 Notes To Consolidated Financial Statements                           6



Item 2. Management's Discussion And Analysis of Financial
            Condition and Results of Operations                       6



Part II.  Other Information                                           8

                          ADM TRONICS UNLIMITED, INC.
                          CONSOLIDATED BALANCE SHEETS

                                             December 31,      March 31,
                                                 1997            1997
                                             (Unaudited)
                  ASSETS

CURRENT ASSETS:
   Cash                                    $   786,890        1,174,965
   Certificates of Deposit                     100,183          107,000
   Accounts receivable--trade less allowance
   for doubtful accounts of $20,500            357,002          315,164
   Inventories:
     Raw materials and supplies                310,838          130,543
     Finished goods--chemicals                  53,449           73,634
   Other current assets                         28,641           35,526

Total Current Assets                         1,637,003        1,836,832

Property and Equipment                          74,364           54,831

Equipment held for sale or lease, net of
accumulated depreciation of $52,076 and
$51,014, respectively                          328,450          321,823

Notes Receivable                                82,307           82,306

Loan receivable from officers, bearing
interest at 3% per annum                        59,452           66,652

Other Assets                                   630,561          506,864

  Total Assets                             $ 2,812,137       $2,869,308


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable--trade                     228,650          142,394
   Accrued expenses and other                   28,352           22,556
   Notes Payable                                65,694                0
   Prepayments from Customer                    86,032           69,293

   Total Current Liabilities                   408,728          234,243

Long-term liabilities: Note payable             47,500                0

Stockholders' Equity                         2,355,909        2,635,065

  Total Liabilities & Stockholders' Equity  $2,812,137       $2,869,308

         See accompanying notes to consolidated financial statements

                            ADM TRONICS UNLIMITED, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                   Three Months Ended   Nine Months Ended
                                       December 31,        December 31,
                                   1997          1996   1997        1996
Revenues:
 Net sales                      $ 358,580   $ 274,315  $   927,689 $1,181,547

Costs And Expenses:
 Cost of sales                    184,527     118,058      432,334    450,669
 Selling, general and             223,533     201,686      811,958    666,268
 administrative

   Total cost and expenses        408,060     319,744    1,244,292  1,116,937

Operating Income (Loss)          ($49,480)   ($45,429)  ($ 316,603)  $ 64,610

Other Income:
 Interest net of expenses and      13,302      14,556       37,447     41,998
 other income

Income before unrealized loss on
  equity securities available for (36,178)    (30,873)     (279,156)  106,608
  sale and income tax benefit

Unrealized loss on equity
  securities available for sale         0           0             0         0

 Income (loss) before income
 tax benefit                     ($36,178)    ($30,873)   ($279,156) $106,608

 Income tax benefit                     0            0            0         0

Net Income (loss)                ($36,178)    ($30,873)   ($279,156) $106,608

Net Income (loss) per              (0.001)      (0.001)      (0.007)    0.003
 common share






          See accompanying notes to consolidated financial statements.

                            ADM TRONICS UNLIMITED, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1997
                                (Unaudited)

                  Common                Capital In
                  Stock       Par       Excess Of   Accumulated
                  Shares      Value     Par Value   Deficit       Total



Balance,
March 31, 1997   42,474,907   21,237   4,819,436    (2,205,608)   2,635,065


Net income (loss)
nine months ended
December 31,1997                                      (279,156)    (279,156)


Balance
December 31,1997 42,474,907   21,237   4,819,436    (2,484,764)   2,355,909








             See accompanying notes to consolidated financial statements

                          ADM TRONICS UNLIMITED, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                (Unaudited)

                                               Nine Months Ended December 31,
                                                   1997               1996
Cash Flows From Operating Activities:
   Net income(loss)                            ($ 279,156)       $ 106,608
   Adjustments to reconcile net income (loss)
   to net cash flows from operating activities:
       Depreciation and amortization               18,155           14,683

Changes in operating assets and liabilities:
       Accounts receivable--trade                  16,168          (34,892)
       Inventories                                 48,547          (50,686)
       Other current assets                         6,885          ( 5,971)
       Equipment held for sale or lease            (7,689)          91,501
       Net change in other assets                 (49,696)         (42,339)
       Accounts payable--trade                    (42,951)          19,499
       Accrued expenses and prepayments
         from customers                           (64,320)         (67,608)

   Net cash flows provided by (used in)
   operating activities                          (354,057)          30,795

Cash Flows From Investing Activities:
   Investment in treasury notes                         0         (100,531)
   Maturities of treasury notes                         0          100,297
   Cash paid for company acquisition              (53,000)               0
   Cash balance of company acquired                 8,851                0
   Purchase of property and equipment              (5,958)         (10,284)
   Principal payments on notes receivable               0           (3,000)
   Repayment of loans to officer                    7,200                0
   Net changes in certificates of deposit           6,817           (1,610)

   Net cash flows provided by (used in)
   investing activities                           (36,090)         (15,128)

Cash Flows From Financing Activities:
   Additional borrowings of notes payable, net      2,072                0
   Net change in cash and cash equivalents       (388,075)          15,667
   Cash and cash equivalents
          -Beginning of year                    1,174,965        1,113,626
   Cash and cash equivalents
          -End of period                          786,890        1,129,293

Supplemental statment of non-cash investing and
    financing activities:
    Fair value of assets received in connection   309,272                0
          with company acquisition

    Fair value of liabilities assumed in
          connection with company acquisition     327,184                0


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


Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 1997 the Company had cash and certificates of deposit of $887,073 as compared to $1,281,965 at March 31, 1997. This decrease was principally due to cash flows used in operating activities and cash used for an acquisition.

Operating Activities

Net cash flows decreased $403,742 to ($388,075) for the nine months ended December 31, 1997 as compared to net cash flows of $15,667 for the nine months ended December 31, 1996. This decrease was primarily due to cash used in operating activities of $354,057 and cash used in investing activities of $36,090.

Investing Activities

Investing activities consisted of cash used for an acquisition of $53,000 and purchases of property and equipment of $5,958 offset by cash received in the acquisition of $8,851; repayments of loans to officers of $7,200 and changes in certificates of deposits of $6,817.

Financing Activities

The Company received $2,072 from additional borrowings.
The Company does not have any material external sources of liquidity or unused sources of funds.

                                      6


Results of Operations
Quarter Ended December 31, 1997

Revenues

Revenues were $358,580 in 1997 as compared to $274,315 in 1996 representing an increase of $84,265 or 30.7%. Revenues from the Company's Sonotron medical activities increased by $36,748 coupled with an increase in chemical revenues of $47,517.

Gross Profit

Gross profit of $174,053 in 1997 was $17,796, or 11.4%, above the gross profit in 1996. Gross profit was 48.5% of revenues in 1997 as compared with 57% of revenues in 1996. The lower gross profit percentage was due to the product mix of sales with higher sales volume of products with a lower gross profit margin.

Operating Income (Loss)

Operating loss of $49,480 in 1997 was $4,051 above the operating loss of $45,429 in 1996. Selling general and administrative expenses increased by $21,847.

Other Income

Other income of $13,302 in 1997 decreased by $1,254, or 8.6%, from $14,556 in 1996, principally due to a decrease in interest income from reduced amounts invested.


Results of Operations
Nine Months Ended December 31, 1997

Revenues

Revenues were $927,689 in 1997 as compared to $1,181,547 in 1996 representing a decrease of $253,858 or 21%. Revenues from the Company's Sonotron medical activities decreased by $214,540 and chemical revenues decreased by $39,318.

Gross Profit

Gross profit of $495,355 in 1997 was $235,523 or 32% below the gross profit in 1996. Gross profit was 53% of revenues in 1997 as compared with 62% of revenues in 1996. The lower gross profit percentage was due to the product mix of sales with higher sales volume of products with a lower gross profit margin.

Operating Income (Loss)

Operating loss of $316,603 in 1997 was $381,213 below the operating income of $64,610 in 1996. Selling, general and administrative expenses increased by $145,690.
                                    7





Other Income

Other income of $37,447 in 1997 decreased $4,551 from $41,998 in 1996, due to a decrease in interest income from reduced amounts invested.





Part II:  Other Information

Item 6    Exhibits and reports on Form 8-K

          (a)     Exhibits


                  27. Financial Data Schedule

          (b)     Not applicable


























                                    8














                             SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



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


Dated: Northvale, New Jersey
       February 13, 1998