Form 10KSB/A
period 1998-03-31
ADM TRONICS UNLIMITED INC/DE
filed 1998-07-14
CIK 849401

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-KSB/A

   (Mark One)

         [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1998

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


Dated: Northvale, New Jersey
       July 14, 1998