Form 10KSB
period 1998-03-31
ADM TRONICS UNLIMITED INC/DE
filed 1998-07-15
CIK 849401

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                           FORM 10-KSB
(Mark One)

       ANNUAL REPORT PURSUANT  TO  SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended March 31, 1998

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

State issuer's revenues for its most recent fiscal year

                            $1,483,218

State the aggregate market value of the voting stock held by non-affiliates computed by reference tothe price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days prior to the date of filing:

            Approximately $16,200,000 as of July 8, 1998

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

43,994,907 shares of Common Stock, $.0005 par value as of July 7, 1998

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

Transitional Small Business Disclosure Format (check one):

               YES                      NO   X




Item 1.   Description of Business

     ADM Tronics Unlimited, Inc. (the "Company"), was organized under the laws of the State of Delaware on November 24, 1969.
Sonotron Technology

     Dr. Alfonso Di Mino, while employed by the Company, conceived and developed a technique pursuant to which a subject being treated is exposed to a corona discharge beam generated by combining audio and radio frequency waves (the "Sonotron Technology"). The Sonotron Technology is the subject of a United States Patent (the "Di Mino U.S. Patent") granted in 1987 to Dr. Di Mino entitled, "Corona Discharge Thermotherapy Technique." Dr. Di Mino assigned to the Company the Di Mino U.S. Patent without any consideration therefrom. There are no arrangements, understandings or agreements whereby Dr. Di Mino will be provided with any consideration in thefuture with respect to the Di Mino U.S. Patent. Foreign Patent applications bearing the same title and corresponding to the Di Mino U.S. Patent have been issued as follows:

    European Patent Office - (United Kingdom, West Germany, France, Sweden,
                              Switzerland, Italy and Holland).
          Brazil.

          Japan.

     A United States patent in connection with a product which appears to be similar to the Company's Sonotron Device was granted to a third party in early 1994 and that counsel to the entity intending to utilize such patent has renedered a written opinion to the effect that such product doesnot infringe a patent held by the Company, and, further that a patent held by the Company would befound invalid by a court. Although, based upon the description of the third party's product in the opinion letter, the Company's patent counsel disagrees with such conclusion and believes that the third party's product infringes three patents held by the Company, there can be no assurance that any patent held by the Company will be determined by a court to be valid or to be infringed by the third party's product. In order for the Company to protect its ability to rely on any patent protection, the Company must identify, contain and prosecute infringement by others. Such efforts generally entail substantial legal and other costs. There can be no assurance that under such circumstances the Company would have the necessary financial resources to fully prosecute any such infringement.

     The Company has utilized the Sonotron Technology to develop Sonotron Devices which are designed to treat subjects suffering from the pain of osteoarthritis and inflammatory joint conditions.

     The Company commissioned the Instrumentation Systems Center of the University of Wisconsin-Madison (the "ISC") to monitor a study of the Sonotron Device which are for human application to evaluate its effect on the knee joint in subjects with osteoarthritis and inflammatory joint conditions. The purpose of the study was to gather data to submit to the United States Food and Drug Administration (the "FDA"). The study was conducted at five regional centers on 98 human subjects during 1987 and 1988. Data were analyzed by an analysis on non-parametric measures to compare the relative responses of the randomly assigned control and treated subjects. ISC, in a report dated July 18, 1988, found that two of the ten data sets showed a high probability that the subjects assessment of pain one week after administration was reduced in the treated, relative to the untreated, subjects. ISC further found, with respect to two additional data sets, that certain other data suggested a trend of improvement one week after administration in the treated, relative to the untreated, subjects, but with lower probability. None of the 98 subjects in the study reported adverse reactions to the administration of the Sonotron Technology which were deemed significant or long lasting. Similar results have been obtained in subsequent studies.

     The Company believes that the Sonotron Technology can be utilized to reduce lameness in both thoroughbred and standardbred horses. In this connection, the Company commissioned the School of Veterinary Medicine of the University of Wisconsin-Madison (the "SVM") to gather data which would confirm the effectiveness of the Sonotron Device on horses. In a report dated December 10, 1987, the SVM concluded that the evidence from its experiments indicated that treatment with a Sonotron Device designed for veterinary use had a significant effect in reducing the level of lameness in ponies which had arthritis experimentally induced and as the degree of arthritic changes increased, the reduction in lameness was more dramatic and became statistically more significant. The SVM further found that there is statistical evidence that the therapy had a beneficial effect on the level of joint motion in the arthritic ponies and resulted in reduced joint swelling in ponies with severe arthritis. A significant reduction occurred in the degree of joint changes seen radiographically in the ponies with severe arthritis and in the milder cases of arthritis treated with low doses of the therapy. The SVM further reported that there were significant reductions in the severity of the growth of pathological lesions seen in ponies with mild arthritis which received low doses of therapy and that a trend appears to exist toward seeing reduced severity of lesions in ponies which had a severe degree of arthritis and were treated with a Sonotron Device designed for veterinary use. No differences in the degree of histopathological changes were noted between the treated ponies and the untreated ponies with mild or severe arthritis. The SVM did not arrive at any conclusions with respect to whether treatment with a Sonotron Device designed for veterinary use has a beneficial effect upon chronic degenerative joint disease in a horse and whether such treatment will be effective upon naturally occurring cases of equine degenerative joint disease. The Company has conducted tests utilizing Sonotron Devices designed for veterinary use on several race horses and has obtained results substantially as those of SVM. Significant further testing will be required to determine whether or not the administration of the Sonotron Technology to race horses will support the establishment of a viable market.

     The Company has granted to each of Sonotron Medical Systems, Inc. ("SMI") and VET Sonotron Systems, Inc. ("VET") a royalty-free, worldwide, exclusive, irrevocable license to the DiMino U.S. Patent, the foreign patent applications and the Sonotron Technology. The license granted to SMI permits SMI to manufacture, to have manufactured and to sell apparatus utilizing the Sonotron Technology exclusively in connection with human medical applications thereof (the "SMI License"). The SMI License provides that future improvements or discoveries relating to the Sonotron Technology, if any, which are made by Dr. Di Mino or any other officer or employee of the Company or any affiliates thereof, whether or not patentable, and applicable to human medical applications, are to be included in the SMI License. The license granted to VET is substantiallyidentical in its terms to that of the SMI License, except that the use of the Sonotron Technology by VET is limited exclusively to veterinary applications. SMI and VET are majority owned subsidiaries of the Company.

     The Company acts as a sublicensee of SMI for the purpose of manufacturing Sonotron Devices. The Company has agreed to manufacture Sonotron Devices to be used for human medical applications at the Company's cost plus ten percent.

     The FDA permits companies to begin to recoup certain expenses by charging others for use of medical machines, provided that the use of such machines does not constitute a commercial distribution thereof. Accordingly, the Company is permitted to maintain a clinic and treatment center utilizing Sonotron Devices, but may not advertise or otherwise promote Sonotron Devices as being safe and effective for their intended use. In order to generate revenues from the Sonotron Devices and to gather information in support of PMA, should it become necessary, in April 1989 the Company opened a clinic for the treatment of pain. The clinic consisted of approximately 1,200 square feet of space in the Company's premises in Northvale, New Jersey. The Company's clinic did not realize any significant revenues and was closed in 1991. Three additional clinics have been openedbeginning in 1992, none of which has produced any significant revenues.

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

     In 1991 SMI entered into an agreement with Arthronix, Inc. ("Arthronix") which, assubsequently amended, provided that Arthronix shall become the sole and exclusive distributor of Sonotron Devices in substantially all of the United States and all other countries exclusive of Austria, Canada, Germany and Switzerland for a maximum period of 19 years (the "Arthronix Distribution Agreement"). The exclusive distributorship with respect to the United States was not to commence unless the FDA granted PMA with respect to the Sonotron Devices or the Sonotron Devices could be marketed pursuant to a Premarket Notification, and the obligation of Arthronix under the Arthronix Distribution Agreement with respect to Sonotron Devices to be used in the United States was subject to the occurrence of either of such events. As a result of the settlement of litigation between SMI and Arthronix, the Arthronix Distribution Agreement was canceled in November 1993.

     In August 1993 the Company entered into an agreement (the "1993 Distribution Agreement") with Arthronix and a Japanese corporation (the "Japanese Distributor") pursuant to which, on behalf of the Company, Arthronix granted the Japanese Distributor the exclusive right to sell and distribute the Sonotron Device within Japan for a one year period. The Japanese Distributor has represented to SMI that the Japanese Distributor has received all necessary government approvals to import, sell, distribute and use the Sonotron Device in Japan. Arthronix has received a commission in connection with the sales to the Japanese Distributor. The 1993 Distribution Agreement terminated in accordance with its terms in August 1994. In June 1995, the Company appointed the Japanese Distributor as the exclusive distributor of Sonotron Devices in Japan, Singapore and Malaysia. The Japanese Distributor has advised the Company that it does not intend to distribute any Sonotron Devices pending the resolution of certain legal proceedings involving it and the Company. Reference is made to the response to Item 3 hereof.

      Reference is made to Note 7 of Notes to Consolidated Financial Statements.

Subsequent to the termination of the Arthronix Distribution Agreement, SMI has sold additional Sonotron Devices in Belgium, Brazil, Chile, France, Germany, Israel, Italy, Lebanon, Mexico and South Africa. Unlike the sales to the Japanese Distributor, the Sonotron Devices delivered to the purchaseres in the foregoing countries included a limited number of dosages ("Treatment Units") by means of a telephone connection. Any additional Treatment Units will be sold by SMI.

     In 1992, SMI granted Advent Medical Technology, Inc. ("AMT") the exclusive right to manage clinics incertain counties in Florida which, if opened, would utilize Sonotron Devices for human medical purposes. At such time, if any, that the United States Food and Drug Administration permits marketing of Sonotron Devices, AMT would have the right to purchase any such clinics from SMI and to be the exclusive distributor of Sonotron Devices within the eight counties. At the same time, VET granted to AMT the exclusive right to use, distribute or sublicense the use of Sonotron Devices designed for veterinary use solely for veterinary use in Florida. The response to Item 5 of the Company' Current Report on Form 8-K dated June 9, 1992 is hereby incorporated by reference. The Company does not believe that AMT has sufficient resources to manage any clinics. There can be no assurance that any such clinics which the Company may open will be successful or that the results of the treatment of human subjects with the Sonotron Devices will be favorable or will support the Company's application for a PMA.

     The Company intends to use data obtained from clinics utilizing the Sonotron Device as well as additional data it may obtain from others in the Company's application in support of a PMA, if filed, at the time it is filed witdata in the foreseeable future, if at all, to fle an application for PMA or that any data theretofore or thereafter obtained by the Company will be satisfactoryor will be sufficient to support the Company's application for PMA. The Company does not intend to make any material changes to the Sonotron Devices nor have any changes been made since the completion of the research and development. In the event that Sonotron Devices can not be marketed pursuant to a Premarket Notification and the data obtained by the Company are not favorable or, for any other reason, the Company's application for PMA is not filed or, if filed, is not approved by the FDA, neither the Company nor SMI will be able to market the Sonotron Devices in the United States to others in connection with human applications, other than for research purposes. Under such circumstances, it is probable that the Sonotron Devices will not be able to be marketed with respect to human applications thereof in manny foreign countries.

    During the Company's fiscal years ended March 31, 1997 and 1998, other than the regular compensation paid by the Company to its executive officers, the Company did not spend any appreciable amounts on testing, application, clinical studies and company-sponsored research and development activities in connection with the Sonotron Technology and other activities determined in accordance with generally accepted accounting principles. During each of such years no material amounts were spent on customer-sponsored research and development activities relating to the development of new products, services or techniques or the improvement of the foregoing.

Dr. Di Mino has developed a device which utilizes a derivation of the Sonotron Technology to non-invasively treat neural-cerebral conditions (the "NCCD Device"). The NCCD Device is a non-invasive electronic therapy device which is designed to emit certain radio and audio waves at prescribed power outputs to a patient's brain and spinal cord. The NCCD Device is in the prototype stage. Limited initial preliminary tests on human subjects on a non-controlled basis appear to indicate that treatment with the NCCD Device has a beneficial effect on the symptoms to dramatic overall improvements. Based upon such results, subject to obtaining sufficient capital, the Company intends to conduct extensive controlled clinical studies of the NCCD Device. Testing involves applying radio and audio waves to the patients' spinal cords and cerebrum on a weekly basis for several weeks to small groups of patients having cerebral palsy, multiple sclerosis and Parkinson's Disease.

     In order to commercially exploit the NCCD Device, the Company must successfully conduct significant engineering and design work. Such work includes the design and manufacture of a pre-production model and the production of approximately 40 similar units for use in the proposed clinical studies.
If the clinical studies establish the efficacy of the NCCD Device, the Company intends to seek FDA approval of the NCCD Device. The Company also plans to file applications for certain foreign and domestic patents in connection with the NCCD Device. There can be no assurance that any clinical studies of the NCCD Device will yield successful results or that FDA approval will be obtained. The Company believes that the cost of clinical studies and the engineering and design work will be approximately $2,000,000 and the completion of such studies will occur not earlier than December 31, 1999, if at all. Because the company does not presently have sufficient funds to complete such tests and studies, the Company has sought and will continue to seek financing for such purposes. There can be no assurance that the Company will be able to obtain such financing on terms not unfavorable to the Company, if at all.

     During the fiscal year ended March 31, 1998, no customer accounted for more than 10% of the Company's sales of Sonotron Devices. The termination of business relations with any of the Company's significant customers would have a material adverse effect on the Company's business and the financial condition of the Company.

     As of March 31, 1998, the dollar amount of backlog orders for Sonotron Devices was not material.



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

     The Company has recently introduced a new coating technology for the paper industry designed for use in the manufacture of recyclable paper packaging. The new resin technology, trademarked Aqualene, consists of a series of environmentally safe, water-based coatings which can replace polyethylene in numerous packaging structures. Polyethylene is used extensively in paper packaging as a water and grease resistant layer and for sealing purposes. Although necessary for paper to be used in most packaging applications, polyethylene is non-recyclable when combined with paper. Therefore, polyethylene-coated paper must either be incinerated or buried in landfills.
The Company's new coating technology has the properties of polyethylene but breaks down in standard repulping equipment. Accordingly, Aqualene coated paper packages can be recycled into new paper products. The potential uses for Aqualene-coated paper include fast food wraps, folding cartons, pouch packaging, disposable cups and plates, ream wraps, bakery trays and many other applications. The Company has begun supplying trial samples of Aqualene to companies believed to be interested in exploring the possibility of eliminating polyethylene in their operations and producing recyclable paper stock. The Company has not received any orders for Aqualene and there can be no assurance that Aqualene will be commercially accepted.

     Certain of the Company's chemical additives are used to impart properties to inks and other chemical products used in the food packaging and printing industries. These additives are used for their ability to improve the performance of such products.

     During the Company's fiscal years ended March 31, 1998, 1997 and 1996, sales of chemical based products accounted for approximately 64%, 64% and 46% of operating revenues, respectively. No contract exists with any of the Company's customers which would obligate any customer to continue to purchase products from the Company.

     During the fiscal year ended March 31, 1998, one customer accounted for more than 10% of the Company's net sales of chemical products. Reference is made to Note 9 of Notes to Consolidated Financial Statements. The termination of business relations with such customer would have a material adverse effect on the Company's business and the financial condition of the Company.

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

     As of March 31, 1998, the dollar amount of backlog orders for the Company's chemical products believed by the Company to be firm, was not material.

     During the Company's fiscal years ended March 31, 1998 and 1997, the Company made no material expenditures with respect to company-sponsored research and development activities relating to its chemical business as determined in accordance with generally accepted accounting principles other than a portion of the regular salaries of its executive officers which may be allocated thereto. During such fiscal years the Company did not expend any material funds on customer-sponsored research and development activities with respect thereto.

Aurex-3

     Dr. Di Mino has developed an electronic device (the "Aurex-3") for the treatment of Tinnitus. Tinnitus is a human medical condition which manifests itself in a constant and annoying ringing in the ears. The Aurex-3 uses a probe that transmits a signal. In February 1997, Dr. Di Mino filed a patent application for a United States patent with respect to the Tinnitus Device.
Dr. Di Mino has advised the Company that any patents issued to him in connection with the Tinnitus Device will be assigned to the Company. Although significant testing of the Aurex-3 has not been conducted, pre-production and production prototypes have been built and testing and marketing strategies have been developed. In May 1998, a Premarket Notification was filed by the Company with the FDA. There can be no assurance that any patent will be used therefor or that the Aurex-3 will achieve its purpose or that FDA approval can be obtained.

Contract Manufacturing

     Precision Assembly Corporation, a wholly-owned subsidiary of the Company ("PAC"), is a contract manufacturer of medical and electromedical devices. These devices are used primarily for medical diagnostic purposes. PAC's operations consist primarily of manufacturing such devices for unaffiliated third parties pursuant to plans and specifications furnished to PAC by such parties. Accordingly, PAC has no proprietary interest in such devices.

     PAC was acquired by the Company in December of 1997. From the acquisition date to March 31, 1998, one customer accounted for approximately 58% of PAC's sales. The termination of business relations with such customer would have a material adverse effect on the Company's results of operations.

SofPulse Device

     On May 27, 1998, the Company entered into an Asset Purchase Agreement (the "Agreement") with Electropharmacology, Inc. ("EPI") pursuant to which the Company agreed to purchase and EPI agreed to sell certain assets utilized by EPI in connection with EPI's SofPulse electromagnetic stimulation device marketed under the name MRT-SofPulse or SofPulse for use in treating pain and edema in post-operative soft tissue injuries (the "SofPulse Device"). The SofPulse Device was cleared for commercial marketing in January 1991 by the FDA pursuant to a Premarket Notification. The response to Item 5 of the Company's Current Report on Form 8-K dated May 27, 1998 is hereby incorporated by reference.

     The SofPulse Device broadcasts pulsed electromagnetic signals in the radio frequency range of 27.12 Mhz and is marketed as an adjunct in the palliative treatment of pain and edema associated with various medical conditions that involve superficial soft tissue injury. The SofPulse Device is an easy to operate, non-invasive device that broadcasts signals which can be administered through clothing, casts and dressings. As a result, The SofPulse Device can be conveniently used immediately following trauma or surgery. To date, The SofPulse Device has been used by clinicians on medical conditions such as acute or chronic (non-healing or recalcitrant) skin ulcers, edema and pain resulting from trauma of hand and ankle, pain associated with sprains of the lower back, and pain and edema following reconstructive and plastic surgery.

     EPI's principal sources of revenue from the SofPulse Device have been rental fees charged to nursing homes and hospitals and sales to certain distributors and cosmetic surgeons. Only limited revenue from sales and rentals of the The SofPulse Device have been generated which has achieved only limited market acceptance. As of July 8, 1998, EPI had placed SofPulse Devices under rental agreements at nursing homes. In 1997, EPI sold 79 new and refurbished SofPulse Devices and had varying numbers of SofPulse Devices on rental at different times of the year. The Company's management believes that the SofPulse Device can be marketed to cosmetic surgeons, sports team trainers and physicians pain clinics, physical rehabilitation centers and distributors or medical equipment rental companies who serve the home care market for the recovery of post-operative ambulatory patients. Expanding market penetration for the SofPulse Device is expected to require increased marketing efforts and cost-effective manufacturing in compliance with the current Good Manufacturing Practice ("CGMP") guidelines for the domestic market and additional regulations (such as ISO-9000 and CE-Mark) for international markets.

     EPI commenced production and marketing of the current SofPulse Model 912 in October 1993 replacing previous models designated 911 and MRT100. Since receiving the right to commercialize its device, EPI has continued to improve certain features related to the reliability, safety and ease of use of its product including (i) design improvements that require less power to generate the intended electromagnetic field; (ii) reduction of weight of the Generator; and (iii) reduction of magnetic interference. EPI has received certification from the Canadian Standards Association (CSA) to market the SofPulse Device in Canada, and the Underwriter Laboratories, Inc. certification in the U.S.

     EPI's principal sources of revenue with respect to the SofPulse Device have been rental fees charged to nursing homes for use of the SofPulse Device and sale of the SofPulse Device to certain distributors and surgeons. Pricing and marketing strategies are market dependent and affect both rentals and sales. EPI's pricing policy for rental rates and sales prices have been based on several factors that include reimbursement by third party payors and private health care insurers, domesticand international market variations, and discounts based on volume. Rental fees are invoiced basedon the number of hours of use of the SofPulse Device on a monthly basis at a rate agreed upon in rental agreements with the customers that are generally on a month-to-month basis. In a certain number of cases, the customer pays a flat monthly fee, with no written rental agreement, regardless of the extent of use. The SofPulse Model 912 carries a list price of $27,500 for an individual unit sale and the hourly rental fee for the SofPulse Device is between $30 to $36. EPI has offered discounts to customers on a case by case basis, for example, in cases where a distributor or a customer orders multiple SofPulse Devices. EPI has engaged independent sales representatives and independent distributor groups in certain regions in the U.S. for marketing the SofPulse Device. Sales representatives and distributors have been paid on a commission basis (generally 20% of the revenue attributable to the SofPulse revenue) and have been generally responsible in their respective geographic markets for identifying, placing and promoting the utilization of the SofPulse Devices in nursing homes and hospitals, and with physicians and other health care providers. The independent sales representatives and distributors represent and deal in various medical product lines. The Company intends to market the SofPulse Device in the same manner as has been utilized by EPI.

     In May 1997, EPI entered into a strategic alliance agreement with National Patient Care Systems ("NPCS") of New Jersey (the "Strategic Alliance Agreement") whereby NPCS acquired control of EPI's then existing fleet of SofPulse Devices comprising about 540 units and the SofPulse rental business from EPI as well as certain rights to market SofPulse Device in selected clinical indications in the United States. Pursuant to the agreement, NPCS was to make certain monthly payments to EPI, be responsible for sales and marketing expenses relating to SofPulse rental, purchase a certain minimum number of new SofPulse Devices every month from EPI and pay certain royalties based on SofPulse rental revenues generated by NPCS. The Strategic Alliance Agreement was terminated in July 1997 as a consequence of the issuance by the Health Care Financing Administration ("HCFA") of a national policy of non-reimbursement by Medicare for all forms of electrotherapy for wound healing.

     EPI's rental revenues were materially adversely affected as a consequence of the HCFA policy. HCFA was enjoined from implementing this national policy under a ruling by a U.S. District Court in Massachusetts on November 18, 1997. Although the preliminary injunction reduced the rate of decline in EPI's rental revenue, no significant increase in rental usage of SofPulse by nursing homes has been experienced subsequent thereto. The company believes that such injunction is still in effect. Upon reacquisition of the fleet of SofPulse Devices and all rights granted to NPCS under the agreement, EPI initiated an effort to sell SofPulse Devices, especially refurbished SofPulse Devices that were no longer generating rental revenues, to surgeons and to nursing homes in order to generate revenues without increasing internal sales and marketing expenses. EPI sold 55 such refurbished units at an average price of about $7,000 per unit most of which were sold during the third and the fourth quarters of 1997. EPI's recent strategy has been and the Company intends to market the SofPulse Device to nursing homes and hospitals where substantial numbers of patients may benefit from the SofPulse treatment, to the home health care market where patients may continue the SofPulse treatment after being released from hospitals, and to surgeons in several subspecialties (maxillofacial, aesthetic, emergency and reconstructive) where the SofPulse Device may help in treating edema or pain and help patients to recover.

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

Competition

     The manufacture, distribution and sale of medical devices and equipment designed to relieve the suffering of pain in subjects having osteoarthritis is highly competitive and substantially all of the Company's competitors possess greater experience, financial resources, operating history and marketing capabilities than does the Company.

     The Company's chemical and contract manufacturing businesses are highly competitive and substantially all of the Company's competitors possess greater experience, financial resources, operating history and marketing capabilities than does the Company. The Company does not believe that there are one or more dominant competitors in such industry. There can be no assurance that the Company will be able to effectively compete with any or all of its competitors on the basis of price, service or otherwise.

     Although the company is not aware of any other products presently being marketed that is substantially equivalent to the Sonotron Device, the Company competes with numerous other concerns that market devices that are utilized for the same or similar purposes.

     Diapulse Corporation of America, Inc. manufactures and markets devices that are substantially equivalent to the SofPulse Device. A number of other manufacturers, both domestic and foreign, and distributors market shortwave diathermy devices that produce deep tissue heat and that may be used for the treatment of certain of the medical conditions in which the SofPulse Device is also indicated. The SofPulse also faces competition from other forms of treatment such as hyperbaric oxygen chambers, thermal therapies and hydrotherapy. Other companies with substantially larger expertise and resources than that available to the Company may develop or market new products that directly market the SofPulse. In addition, other forms of treatment that compete with SofPulse treatment may achieve rapid acceptance in the medical community.

     Several other companies manufacture medical devices based on the principle of electromagnetic field technologies for applications in bone healing and spinal fusion, and may adapt their technologies or products to compete directly with the SofPulse. These companies include Orthologic Corp., Electro-Biology, Inc., a subsidiary of Biomet, Inc., Orthofix, Ltd., and Biomagnetics, Inc. The Company is also aware of other companies that manufacture and market thermal devices in the same target markets as the Company. Certain of these companies have significant product sales and have greater financial, technical, personnel and other resources than the Company. Also, universities and research organizations may actively engage in research and development to develop technologies or products that will compete with the SofPulse.

     The medical products market is characterized by rapidly changing technology that may result in product obsolescence or short product life cycles. The Company's ability to compete will be dependent on the Company's ability to continually enhance and improve its products and to develop successfully or acquire and market new products. The technologies that are expected to be acquired by the Company pursuant to the proposed transactions with the development stage biotechnology companies and the products or services resulting therefrom are subject to additional competition from pharmaceutical and biotechnology companies with substantially greater resources and expertise compared to the Company. There can be no assurance that the Company will be able to compete successfully, that competitors will not develop technologies or products that render the Company's products obsolete or less marketable or that the Company will be able to enhance successfully its existing products or develop or acquire new products. furthermore, there can be no assurance that other technologies or products that are functionally similar to those of the Company are not currently under development.

     The Company is not a significant factor with respect to the any of the industries in which it is engaged.

Government Regulation

     In March 1989, in response to a Premarket Notification filed by the Company with the FDA, the FDA notified the Company that the Sonotron Device, under the FDA's standards, is not substantially equivalent to certain medical device marketed in interstate commerce prior to May 28, 1976. In March 1991, a further Premarket Notification was filed with the FDA on behalf of the Company with respect to the then current model of the Sonotron Devices which Notification was subsequently voluntarily withdrawn by the Company. The FDA advised the Company that its determination with respect to the initial Premarket Notification was based upon (a) the new intended use of applying superficial heat at non-therapeutic temperatures for the treatment of osteoarthritis, and (b) new types of safety and effectiveness questions that are raised by the new technological characteristics of the Sonotron Devices when compared to certain devices marketed before May 28, 1976. In February 1998, the Company filed a new Premarket Notification accompanied by additional data. In the event that Sonotron Devices cannot be marketed pursuant to a Premarket Notification, before Sonotron Devices can be marketed in the United States, the Company will be required to obtain Premarket Approval (a "PMA") from the FDA before the Sonotron Devices can be marketed in the United States for commercial distribution in connection with human applications. There can be no assurance that any approval can be obtained from the FDA in the foreseeable future, if at all.

     The process of submitting a satisfactory PMA is significantly more expensive, complex and time consuming than the process of establishing "substantial equivalence" to a device marketed prior to 1976 pursuant to a Premarket Notification, and requires extensive research and clinical studies. Randomized, placebo-controlled, double-blind clinical studies may have to be performed under a clinical protocol with assurance of adherence to the protocol, informed consent from subjects enrolled in the study, approval of the Institutional Review Board at each of the centers where the study is being conducted, maintenance of required documentation, proper monitoring and recording of all data, and sufficient statistical evaluation to determine if the results of the treatment with the device are statistically significant in improving patient outcome compared to the patients who did not receive the treatment. Upon completion of these tasks, an applicant is required to assemble and submit to the FDA all relevant clinical, animal testing, manufacturing, laboratory specifications, and other information. The submission is reviewed at the FDA, which determines whether or not to accept the application for filing. If accepted for filing, the application is further reviewed by the FDA and subsequently may be reviewed by an FDA scientific advisory panel comprised of physicians, statisticians and other qualified personnel. A public meeting may be held before the advisory panel in which the PMA application is reviewed and discussed. Upon completion of such process, the advisory panel issues a favorable or unfavorable recommendation to the FDA or recommends approval with conditions. The FDA is not bound by the opinion of the advisory panel. The FDA may conduct an inspection to determine whether the Company conforms with CGMP guidelines. If the FDA's evaluation is favorable, the FDA will subsequently publish a letter approving the PMA application for the device for a mutually agreed upon indication of use. Interested parties can file comments on the order and seek further FDA review. The PMA process may take several years and no assurance can be given concerning the ultimate outcome of PMA applications submitted by an applicant.

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

     In January 1991, the FDA advised EPI of its determination to treat the MRT100, the first model of the SofPulse, as a class III device. The FDA retains the right to require the manufacturers of certain class III medical devices to submit a PMA in order to sell such devices or to promote such devices for specific indications. To the Company's knowledge, EPI has not been asked by the FDA to seek PMA for SofPulse; however, there can be no assurance that the Company will not be required to do so and that, if required, the Company will be able to comply with such requirement for SofPulse.

     In the event the Company proposes to market new medical devices, if developed or acquired, or adapt its current products for a new use, the FDA may require the Company to comply with Premarket Notification or PMA requirements to establish independently that a device is safe and effective for its intended use. The products and services that are expected to arise from the technologies being acquired by the Company pursuant to the contemplated transactions with the biotechnology companies, are subject to complex regulations enforced by the Bureau of Biologics and the Bureau of Drugs of the FDA. The process of development, seeking clearance for human clinical evaluation under Investigational New Drug Exemptions, prolonged three phase clinical trials and the submission of Biologics License Applications or New Drug Applications require substantially longer time and expenses compared to the submission of a PMA for a medical device.

     After regulatory approvals are obtained, a marketed product and its manufacturer are subject to continuing regulatory regulations and review such as CGMP regulations and periodic compliance inspections by the FDA and state agencies. The Company may become subject to pre-approval inspections by the FDA prior to commercial manufacture of future products. The Company is required to register as a medical device manufacturer with the FDA and state agencies.
Under CGMP regulations, the Company is subject to certain procedural and documentation requirements with respect to manufacturing and control activities. The Company's suppliers may be subject to periodic inspections by the FDA, as well as by state and foreign regulatory authorities. The Company believes its suppliers and manufacturer are in compliance in all material respects with all applicable local, state and federal regulations. Failure to comply with CGMP regulations, or to satisfy FDA regulations or inspections, could subject the Company to civil remedies, including fines, injunctions, recalls or seizures, as well as potential sanctions, which could have a material adverse effect on the Company.

     The Company is also subject to various FDA regulations and Good Laboratory Practices, which govern or influence the research, testing, manufacture, safety, labeling, storage, record keeping, advertising and promotion of medical products.

     Sales of medical products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. There can be no assurance that the Company will be successful in maintaining necessary approvals to market the Sonotron Devices, or obtaining such approval for additional products that may be developed or acquired by the Company, in foreign markets.

Third Party Reimbursement

     In the United States, health care providers, such as hospitals and physicians, that purchase or lease medical devices, generally rely on third-party payors, principally Medicare, Medicaid and private health insurance plans, including health maintenance organizations, to reimburse all or part of the cost of the treatment for which the medical device is being used. Successful commercialization of the Company's products will depend in part upon the availability of reimbursement for the cost of the treatment from third party health care payors such as Medicare, Medicaid and private health insurance plans, including health maintenance organizations. Such third party payors have increasingly challenged the price of medical products and services, which has and could continue to have a significant effect on the purchasing patterns of many health care providers. Several proposals have been made by federal and state government officials that may lead to health care reforms, including a government directed national health care system and health care cost-containment measures. The effect of changes in the health care system or method of reimbursement for the SofPulse Device or any other medical device which may be market by theCompany in the United States cannot be determined by the Company.

     While third party payors generally make their own decisions regarding which medical procedures and services to cover, Medicaid and other third party payors may apply standards similar to Medicare's in determining whether to provide coverage for a particular procedure or service. The Medicare statute prohibits payment for any medical procedures or services that are not reasonable and necessary for the diagnosis or treatment of illness or injury. The HCFA, an agency within the Department of Health and Human Services that is responsible for administering the Medicare program, has interpreted this provision to prohibit Medicare coverage of procedures that, among other things, are not deemed safe and effective treatments for the conditions for which they are being used, or which are still investigational. In July 1997, HCFA issued a memorandum implementing a national policy of non-reimbursement by Medicare for the use of any form of electrotherapy in wound healing. The SofPulse Device is included broadly in the category of products classified as electrotherapy products and although the SofPulse may not be promoted by the Company for woundhealing, a number of clinicians at nursing homes have used it to treat edema and pain surrounding wounds. Although a United States District Court enjoined HCFA in November, 1997, fromimplementing this national policy and HCFA notified the fiscal intermediaries in February of 1998 notto abide by the July 1997 national policy memorandum, EPI did not realize an appreciable increase in its rental revenues subsequent to these events. Recently, it has been proposed that Medicare reimbursement be subject to a prospective payment system that would reimburse products that reduce the cost of patient care in specific medical conditions. Such a reimbursement system would require the demonstration that any such product actually reduces cost of patient care in order for continued reimbursement by Medicare in the future. There is no assurance that the Company will be able to demonstrate such cost reduction that is expected to result from the use of SofPulse Devices or any other product.

     The Company is unable to predict what additional legislation or regulations, if any, may be enacted or adopted in the future relating to the reimbursement for SofPulse Devices or other products, including third party coverage and reimbursement, or what effect any such legislation or regulations may have on the Company. Further, significant uncertainty exists as to the reimbursementstatus of newly approved health care products, and there can be no assurance that adequatethird-party coverage will be available with respect to any of the Company's products in the future. Failure by physicians, hospitals, nursing homes and other users of the Company's products to obtain sufficient reimbursement for treatments using the Company's products will have a material adverse effect on the Company.

Insurance

     The Company may be exposed to potential product liability claims by patients who use the Company's products. Therefore, the Company maintains a general liability insurance policy, which includes aggregate product liability coverage of $2,000,000. The Company believes that its present insurance coverage is adequate for the types of products currently marketed. There can be no assurance, however, that such insurance will be sufficient to cover potential claims or that the present level of coverage will be available in the future at a reasonable cost.

Personnel

     On July 6, 1998, the Company employed 19 persons, three of which are executive officers of the Company. Three employees were employed by the Company on a part-time basis.

      SAFE HARBOR STATEMENT PURSUANT TO SECTION 21E OF THE SECURITIES
                            EXCHANGE ACT OF 1934

     Certain statements contained in the responses to Item 1 and Item 6 of this Annual Report such as statements concerning the Company's future capital requirements, the Company's ability to obtain the requisite information for filings with the FDA, the Company's ability to comply with the requirements of the FDA and other authorities and other statements contained herein regarding matters that are not historical facts are forward looking statements; actual results may differ materially from those projected in the forward looking statements, which statements involve risks and uncertainties, including but not limited to, the following: the Company's ability to obtain future financing; the uncertainties relating to the Company's products; and market conditions and other factors relating to the Company's business. Investors are also directed to the other risks discussed herein and in other documents filed by the Company with the Securities and Exchange Commission.


Item 2.   Properties

     The Company leases approximately 16,000 square feet of combined office, manufacturing and warehouse space in Northvale, NJ and approximately 6,000 square feet of combined office and manufacturing space in Cedar Knolls, New Jersey, both from unaffiliated third parties. The Company's written lease with the Northvale landlord expired on June 30, 1998. The Company anticipates that it will shortly enter into a new written lease for such premises.

Item 3.   Legal Proceedings

     On May 10, 1996 Arthronix filed a demand for arbitration against the Company, SMI, the Japanese Distributor and Validux. The matter is being conducted through the American Arbitration Association of New York City. Arthronix has claimed commissions are owed to it in the amount of $111,000 pursuant to the 1993 Distribution Agreement. Arthronix also asserted claims for a breach of contract and a share of the proceeds on the sales of Sonotron Devices in the Pacific Rim countries in the alleged amount of at least $2,700,000. Arthronix further asserted claims for tortious interference and is seeking punitive and compensatory damages based upon an alleged failure to execute an extension of the 1993 Distribution Agreement and fraudulent inducement in connection with the entering into of the 1993 Distribution Agreement by Arthronix.

     On May 30, 1996 the Company, SMI and a wholly-owned subsidiary of the Company (the"Subsidiary") instituted an action against Arthronix, Joseph P. Laico and James Bridges in the Superior Court of New Jersey, Bergen County,
Law Division. The Plaintiffs are seeking to recover approximately $615,000 from Arthronix based upon breaches of settlement agreements by Arthronix.
The Complaint also alleges that the 1993 Distribution Agreement was entered into based upon fraudulent misrepresentations of the individual defendants and that all of the defendants tortiously interfered with the a contract between the Company and the Japanese Distributor. The Complaint seeks multiple forms of relief including entry of judgment for the breach of prior settlement agreements, unliquidated damages, staying of the above described arbitration proceedings, a declaratory judgment revoking the 1993 Distribution Agreement, unliquidated compensatory, damages, punitive damages, late fees, interest and costs and other equitable relief. In 1997, judgments aggregating approximately $355,000 and $369,000 were entered by the Court in favor of SMI and the Subsidiary, respectively. Based upon an appeal filed by Arthronix, the judgment in favor of SMI was vacated. The Company anticipates that a hearing with respect to SMI's claim will be held shortly. Arthronix has filed an appeal with respect to the judgment in favor of the Subsidiary.

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

     I.   (a)  Market Information

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

Quarter Ended                      High Bid(1)         Low Bid(1)

June 30, 1996                           .56            .28
September 30, 1996                      .40            .25
December 31, 1996                       .40            .19
March 31, 1997                          .38            .25
June 30, 1997                           .38            .23
September 30, 1997                      .31            .19
December 31, 1997                       .28            .16
March 31, 1998                          .34            .19
__________

(1) Prices subsequent to March 31, 1997 represent high and low closing sales prices. Although the Company believes that the continued listing of the Company's Common Stock on NASDAQ is important for the marketability of the Common Stock and the prestige of the Company in the financial community, the Company's Common Stock may be delisted from NASDAQ for failure of the Company to meet the minimum bid price requirements for continued listing on NASDAQ.
The Company has been notified by NASDAQ that since its Common Stock has not traded for more than $1.00 for at least ten consecutive trading days, the Company's Common Stock will be delisted from NASDAQ July 20, 1998. In accordance with NASDAQ procedures however the Company intends to request a hearing before NASDAQ. NASDAQ has advised the Company that the delisting will be stayed pending the outcome of the hearing. The Company believes that any such hearing will not be held prior to September 1998. Subject to obtaining requisite approvals of the Company's Board of Directors and shareholders the Company intends to effect a reverse split of its Common Stock if necessary to maintain its listing on NASDAQ. There can be no assurance that a reverse split will be so approved or will be acceptable to NASDAQ.

     (b)  Holders

          On July 8, 1998, the Company's Common Stock was held by approximately 1,580 holders of record.

     (c)  Dividends

          The Company has never paid any cash dividends on its Common Stock and has no intention of paying cash dividends in the foreseeable future. The Company intends to retain any earnings it may realize to finance its future growth.

     II. On March 31, 1998, the Company sold 1,250,000 shares of its Common Stock and a warrant for the purchase of 1,000,000 shares (the "Warrant") of its Common Stock to The Global Opportunity Fund Ltd. ("Global"). No principal underwriters were involved. The total offering price was $275,000. The Company paid a commission to a Placement Agent of $25,000. The Company claimed exemption from registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, inasmuch as no public offering was involved.

     The exercise price of the Warrant, which expires on March 31, 2002, is $.30 per share until March 31, 2000 and thereafter, $.47 per share, subject to adjustment. The Warrant can be exercised on a "cashless" basis in the event of appreciation in the market price of the Company's Common Stock. The Company has agreed to register the shares of its Common Stock purchased by Global as well as the shares of its Common Stock underlying the Warrant under the Securities Act of 1933.

Item 6.   Management's Discussion and Analysis or Plan of Operation

Fiscal 1998 Compared to 1997

     Revenues

     Revenues were $1,483,218 in 1998 as compared to $1,574,855 in 1997 representing a decrease of $91,637 or 6%. The decrease was primarily the result of reduced sales of Sonotron Devices in Japan offset by the addition of sales from a newly acquired medical device manufacturing subsidiary in December of 1997 and moderately decreased sales to chemical customers. The reduction of sales of Sonotron Devices in Japan was the result of the arbitration proceeding commenced against the Company and its distributor of Sonotron Devices in Japan. The distributor has advised the Company that it will make no further purchases of Sonotron Devices during the pendency of the arbitration proceeding.

     Gross Profit

     Gross profit of $838,455 in 1998 was $138,948 or 14%, lower than the gross profit of $977,403 for 1997. Gross profit was 57% of revenues in 1998 as compared to 63% of revenues in 1997. The reduction in gross profit is related to the product mix of sales with varying gross profit margins.

     Operating Income (Loss)

     Operating loss of ($774,798) in 1998 was $737,868 greater than the operating loss of ($36,930) in 1997. The increase in operating loss resulted from a reduction in gross profit coupled with a significant increase in selling, general and administrative expenses primarily from legal costs and certain one-time charge-offs associated with the arbitration proceeding coupled with certain one-time inventory eliminations.

     Other Income, Net

     Other income of $52,021 in 1998 was $11,661 or 18% lower than other income of $63,682 in 1997 due to a decrease in interest income from lower amounts invested and at lower rates of return on amounts invested.


Fiscal 1997 Compared to 1996

     Revenues

     Revenues were 1,508,995 in 1997 as compared to 1,839,006 in 1996 representing a decrease of $330,011 or 17%. This decrease was the result of reduced sales of Sonotron Devices in foreign countries and increased sales to chemical customers.

     Gross Profit

     Gross profit of $911,543 in 1997 was $324,851 or 26%, lower than the gross profit of $1,236,394 for 1996. Gross profit was 60% of revenues in 1997 as compared to 67% of revenues in 1996. The moderate reduction in gross profit is related to the product mix of sales with varying gross profit margins.

     Operating Income (Loss)

     Operating loss of ($102,790) in 1997 compared to operating income of $244,289 in 1966 resulted from a reduction in gross and profit coupled with an increase in selling, general and administrative expenses.

     Other Income, Net

     Other income of $63,682 in 1997 was $15,963 or 20% lower than other income of $79,645 in 1996 due to a decrease in interest income from lower amounts invested and at lower rates of return on amounts invested.

     Liquidity and Capital Resources

     At March 31, 1998 the Company had cash of $1,127,840 as compared to $1,174,965 at March 31, 1997. This moderate decrease is the result of cash flows from investing activities and financing activities offset by cash outflows from operating activities.

     Operating Activities

     The Company had reduced operating results from one-time charge-offs coupled with significantly higher legal costs due to the arbitration proceeding which increased selling, general and administrative costs for the fiscal year. This was coupled with lower international sales of medical electronic devices also due to the arbitration proceeding. An increase in sales and gross profit in the Company's medical device segment was realized from an acquisition of a medical device subsidiary in December 1997 which resulted in improved operating results for the last fiscal quarter. There was also a moderate decrease in sales of aqueous chemical products.

     Investing Activities

     The Company received proceeds of $107,000 from matured certificates of deposits and $7,150 from repayments of loans to officers. The Company purchased property and equipment of $14,069 and had expenditures of $1,280 for patents. Cash of $22,741 was used for the company acquired and $8,851 was a cash balance received from the company acquired.

     Financing Activities

     In 1998 the Company received $244,365 in net proceeds from the issuance of common stock and warrants. The Company repaid $30,259 in loans to the selling shareholder of the company acquired in December. The Company also had net borrowings on a demand line of credit of $43,392 and proceeds from notes payable of $15,312 offset by payments on notes payable of $10,308. This resulted in the Company realizing $262,502 from financing activities.

     The Company does not have any material sources of liquidity or unused sources of liquid assets.

Readiness for the Year 2000

     The Company has taken actions to understand the nature and extent of the work required to make its systems, products and infrastructure Year 2000 compliant. The Company has determined that certain of its existing internal accounting and information systems will require replacement or upgrading. The Company is continuing to evaluate the estimated costs associated with Year 2000 compliance. While the upgrading or replacement of such systems will involve additional costs, the Company believes, based upon available information, that it will be able to manage its total Year 2000 transition without any material expenditures or adverse effect on its business operations, products or financial condition.


Item 7.   Financial Statements

                  INDEPENDENT AUDITOR'S REPORT

Board of Directors and Stockholders
ADM Tronics Unlimited, Inc.
Northvale, New Jersey


We have audited the accompanying consolidated balance sheet of ADM Tronics Unlimited, Inc. and subsidiaries as of March 31, 1998, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ADM Tronics Unlimited, Inc. and subsidiaries as of March 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 1998, in conformity with generally accepted accounting principles.



                                        KAUFMAN, ROSSIN & CO.


Miami, Florida
June 26, 1998








  ADM TRONICS UNLIMITED, INC.
  CONSOLIDATED BALANCE SHEET
  MARCH 31, 1998

  ASSETS

  CURRENT ASSETS

      Cash and cash equivalents                            $ 1,127,847
      Accounts receivable - trade, net of allowance for
        doubtful accounts of $15,500                           317,888
      Inventories:
        Raw materials and supplies                             261,000
        Finished goods                                          59,535
      Other current assets                                      24,101

            Total current assets                             1,790,371

  PROPERTY AND EQUIPMENT                                        75,833

  EQUIPMENT IN USE AND UNDER LEASE AGREEMENTS, net of
   accumulated depreciation of $60,164                          82,415

  EQUIPMENT HELD FOR SALE                                      302,218

  LOAN RECEIVABLE FROM OFFICER,
        bearing interest at 3% per annum, unsecured             59,502

  OTHER ASSETS                                                 523,309

   TOTAL ASSETS                                            $ 2,833,648


  LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES

   Accounts Payable                                        $  397,338
   Accrued expenses and other                                  46,139
   Notes payable - current                                    110,842
       Total current liabilities                              554,319

  NOTES PAYABLE - NON-CURRENT                                  48,676

  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY                                      2,230,653

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 2,833,648



ADM TRONICS UNLIMITED, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 1998 AND 1997

                                                 1998                  1997
  REVENUES
    Sales                                    $ 1,483,218           $ 1,574,855
    Interest                                      52,021                63,682
       Total revenues                          1,535,239             1,638,537

  COSTS AND EXPENSES
    Cost of sales                                644,763               597,452
    Selling, general and administrative        1,613,253             1,014,333
       Total costs and expenses                2,258,016             1,611,785

  INCOME (LOSS) BEFORE UNREALIZED LOSS ON
    EQUITY SECURITIES AVAILABLE FOR SALE AND
    INCOME TAXES                              (  722,777)               26,752

  UNREALIZED LOSS ON EQUITY SECURITIES
    AVAILABLE FOR SALE                              -                   20,000

  INCOME (LOSS) BEFORE INCOME TAXES           (  722,777)                6,752

  INCOME TAXES                                      -                     -

  NET INCOME (LOSS)                         ($   722,777)         $      6,752

  WEIGHTED AVERAGE NUMBER OF COMMON
     AND EQUIVALENT SHARES OUTSTANDING        42,477,832            42,474,907

  NET INCOME (LOSS) PER SHARE               ($       .02)         $        .00




ADM TRONICS UNLIMITED, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
YEARS ENDED MARCH 31, 1998 AND 1997




                      Shares
                   (150,000,000
                    Authorized           Capital in
                    $.0005 par    Par   Excess of Par  Accumulated
                      value)     Value     Value         Deficit      Total
BALANCES -
  MARCH 31, 1996    42,474,907  $21,237  $4,819,436  ($ 2,212,360)   $2,628,313

Net income                -        -           -            6,752         6,752

BALANCES -
  MARCH 31, 1997    42,474,907   21,237   4,819,436    (2,205,608)    2,635,065

Sale of 1,250,000
  shares of common
  stock and 1,000,000
  warrants           1,250,000      625     274,375          -         275,000

Stock and warrant
  issue costs             -         -       (30,635)         -         (30,635)

Common stock
  options issued          -         -        74,00           -          74,000

Net loss                  -         -          -         (722,777)    (722,777)

BALANCES -
  MARCH 31, 1998    43,724,907   $21,862 $5,137,176   ($2,928,385)) $2,230,653




ADM TRONICS UNLIMITED, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1998 AND 1997

                                                             1998        1997
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                      ($  722,777) $    6,752
 Adjustments to reconcile net income (loss) to net cash
   used in operating activities:
   Depreciation and amortization                             64,737      27,254
   Provision for losses on accounts receivable              106,006        -
   Provision for loss on note receivable                     82,306        -
   Unrealized loss on equity securities available for sale     -         20,000
   Common stock options issued as compensation               74,000        -
   Changes in deferred revenue                                 -      (  65,860)
   Changes in operating assets and liabilities:
     Accounts receivable - trade                          (  50,724)  ( 114,406)
     Inventories                                             92,299   (  14,274)
     Other current assets                                    11,425      15,693
     Equipment held for sale                              (  45,025)     99,048
     Deposit receivable                                          50        -
     Accounts payable                                        38,882      83,968
     Accrued expenses and other                              23,583   (  60,525)
     Prepayments from customers                           (  69,293)       -
       Total adjustments                                    328,246   (   9,102)
         Net cash used in operating activities            ( 394,531)  (   2,350)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Maturities of treasury notes                                  -        100,297
 Cash consideration paid for company acquired             (  22,741)       -
 Cash balance of company acquired                             8,851        -
 Patents                                                  (   1,280)  (   3,142)
 Purchase of property and equipment                       (  14,069)  (  33,456)
 Net changes in certificates of deposit                     107,000   (   1,610)
 Repayments of loans to officer                               7,150       1,600
         Net cash provided by investing activities           84,911      63,689

CASH FLOWS FROM FINANCING ACTIVITIES
 Net borrowings on demand line of credit                     43,392        -
 Proceeds from notes payable                                 15,312        -
 Payments on notes payable                                (  10,308)       -
 Repayment of loan to a former shareholder of the
  newly acquired subsidiary                               (  30,259)       -
 Net proceeds from issuance of common stock and warrants    244,365        -
         Net cash provided by financing activities          262,502        -

NET INCREASE (DECREASE) IN CASH AND EQUIVALENTS           (  47,118)     61,339

CASH - BEGINNING                                          1,174,965   1,113,626

CASH - ENDING                                            $1,127,847  $1,174,965

Supplemental Disclosure of Cash Flow Acitivities:
    Interest paid                                        $    3,709        -
Supplemental Disclosure of Non-Cash Financing Activities:
    Common stock options issued as compensation          $   74,000        -


ADM TRONICS UNLIMITED, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         Consolidation

         The consolidated financial statements include the accounts of ADM Tronics Unlimited, Inc. (the Company) and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

         Business Activity

         The Company is a manufacturer and engineering concern whose principal lines of business are the production and sale of chemical products and the manufacturing and sale of medical devices. The chemical product line is principally comprised of water-based chemical products used in the food packaging and converting industries. These products are sold to customers located in various parts of the United States and Europe. The medical device product line is comprised of proprietary devices used in the treatment of joint pain which, at this point, have been primarily to one customer located in Japan (See Sonotron Devices and Segment Information) and contract manufactured products which have been produced primarily for one customer located in the United States.

         For the year ended March 31, 1998, chemical and contract manufactured products accounted for approximately two thirds and one fourth of sales, respectively, while proprietary devices accounted for the remainder.

         For the year ended March 31, 1997, chemical and proprietary devices accounted for approximately two-thirds and one-third of sales, respectively.

         Cash and Equivalents

         The Company considers all highly-liquid investments with a remaining maturity of three months or less at the time of purchase and excess operating funds invested in cash management and money market accounts to be cash. The money market account (approximately $700,000 at March 31, 1998) is not insured by the FDIC.

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

         Sonotron Devices

         Sonotron Devices (Devices) are held for sale or lease internationally and are included in the consolidated balance sheet under "equipment held for sale" and "equipment in use and under lease agreements," on a specific identification basis. Devices are available for sale outright, are available for sale under terms providing for additional charges based upon usage, and are available to be leased. Until clearance to market is obtained from the United States Food and Drug Administration (FDA), the Devices cannot be marketed in the United States for human applications, other than for research purposes, and may not be marketable in certain foreign countries.

         Included within equipment in use and under lease agreements are units used internally and units loaned out for marketing and testing. These devices are depreciated over seven years commencing at the date placed in service. Revenues from leasing activities have not been significant.

         All devices and parts are carried at the lower of cost or market, with cost being determined on a specific identification basis. An allowance is provided when, in the judgement of management, the realizable value declines below cost.

         Intangible Assets

         Goodwill and patents are stated at cost, are included in other assets and are amortized on a straight-line basis over the shorter of their legal or useful lives (10 years for goodwill, 15 to 17 years for patents).

         The Company evaluates its intangible assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-lived Assets and Assets to be Disposed Of. This statement requires assessment of impairment of long-lived assets whenever factors, events or changes in circumstances indicate the carrying amount of certain long-lived assets to held and used may not be recoverable. Assessment of impairment is based on the expected undiscounted cash flows of the assets. If an asset is determined to be impaired, an impairment loss is recognized to the extent the carrying amount of the impaired asset exceeds fair value.

         Revenue Recognition

         Sales revenues are recognized when products are shipped and lease revenues are recognized in accordance with individual lease agreements.

         Advertising

         Advertising (approximately $45,000 and $67,000 in 1998 and 1997, respectively) is expensed as incurred and is included with selling, general and administrative expenses in the consolidated statements of operations.

         Income Taxes

         Deferred income taxes are provided for the estimated tax effect of temporary differences between financial and taxable income.

         Prior Year Reclassifications

         Certain prior year amounts have been reclassified to conform with the March 31, 1998 financial statement presentation.

         Net Income (Loss) Per Share

         Effective in the third quarter, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). FAS 128 requires dual presentation of net income per share; Basic and Diluted. Net income per share - Basic excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported period. Net income per share - Diluted reflects the potential dilution that could occur if stock options and warrants were exercised. Net income (loss) per share was calculated as follows:

                                                        Year Ended March 31
                                                      1998              1997
Net income (loss)                                ($  722,777)        $   6,752

Weighted average shares outstanding - Basic       42,477,832         42,474,907

Effect of dilutive securities:
 Stock options                                     1,500,787           826,367

Shares outstanding - Diluted                      43,978,619        43,301,274

Net income (loss) per share - Basic              ($     .02)        $     .00

Net income (loss) per share - Diluted             $     N/A         $     .00

Net loss per share   Diluted has not been presented for 1998 as its results
would be anti-dilutive.

Options and warrants to purchase 4,008,192 shares of common stock at prices of $.30 to $.375 per share were not included in the computation of Net income per share - Diluted because the options' exercise price was greater that the average market price of common shares.

Use of Estimates

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

Fair Value of Financial Instruments

The carrying values of cash, cash equivalents, accrued expenses and notes payable approximate their fair values due to the short maturity of these instruments.

The fair value of the officer loan is determined by calculating the present value of the note by a current market rate of interest as compared to the stated rate of interest. The difference between fair value and carrying value is not deemed to be significant.


NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment at March 31, 1998 was as follows:


   Production equipment                    $    43,330
   Other machinery and equipment               282,459
   Office furniture and fixtures                63,752
   Leasehold improvements                      131,800
   Computer equipment                          100,141
                                               621,482

   Less accumulated depreciation
      and amortization                         545,649
                                           $    75,833

Depreciation and amortization on property and equipment for the years ended March 31, 1998 and 1997 was $20,410 and $27,254, respectively.


NOTE 3.  OTHER ASSETS

Other assets at March 31, 1998 consisted of the following:

   Deferred income taxes, net of a
     valuation allowance of $523,000       $   265,000
   Sonotron refinement costs, net of
     accumulated amortization of $29,168       116,676
   Goodwill, net of accumulated
     amortization of $2,364                     68,548
   Patents, net of accumulated
     amortization of $33,821                    51,146
   Deposits receivable                          21,939

                                           $   523,309

Sonotron refinement costs represent the costs incurred in connection with the improvement of the Sonotron devices. These costs are being amortized over five years, the expected benefit period of the routine refinements. Refinement costs amortization expense was $29,168 for the year ended March 31, 1998.

Amortization of goodwill and patents was $2,364 and $3,664, respectively for the year ended March 31, 1998 and amortization of patents was $4,721 for the year ended March 31, 1997.


NOTE 4.   NOTES PAYABLE

Notes payable consisted of the following at March 31, 1998:


  Demand line of credit payable to bank; credit limit $100,000;
    interest at prime rate (8.50% at March 31, 1998) plus 1%;
    collateralized by certificate of deposit.                     $  82,014

  8.00% note payable to the former shareholder of the newly
    acquired subsidiary; interest and principal payable
    quarterly; matures January 1, 2000; unsecured                    66,250

  Other                                                              11,254

  Total                                                             159,518

  Less current maturities                                        (  110,842)
                                                                 $   48,676

For the year ended March 31, 1998 interest expense on total indebtedness amounted to $3,631.


NOTE 5.   INCOME TAXES

The components of income taxes for the years ended March 31, 1998 and 1997, are as follows:
                                                         1998            1997

   Deferred                                          $  259,000      $     -
   Change in valuation allowance                    (   259,000)           -

   Income taxes                                      $     -         $     -


The differences between the income taxes and the amount computed by applying the federal statutory income tax rate of 34% to income before taxes are as follows:

                                                         1998            1997

   Tax expense at U.S. statutory rates              ($  246,000)     $     -
   Change in valuation allowace                         259,000            -
   Other                                            (    13,000)           -

   Income taxes                                      $     -         $     -



At March 31, 1998, the Company had deferred tax assets of approximately $859,000, $689,000 resulting from net operating loss carryforwards, $111,000 related to unrealized declines in market value of securities and $59,000 from other temporary differences. The deferred tax assets are offset by a valuation allowance in the amount of $594,000. The net deferred tax asset of $265,000 is included in other assets in the accompanying balance sheet at March 31, 1998.

Deferred tax assets, net of a valuation allowance, are recorded when management believes it is more likely than not that tax benefits will be realized. The change in the valuation allowance was based upon the consistent application of management's valuation procedures and new circumstances surrounding its future realization. The amount of the deferred tax asset considered realizable, however, could be reduced inthe near term if estimates of future taxable income during the carryforward period are reduced.

The Company and its subsidiaries file consolidated income tax returns. As of March 31, 1998, the Company had consolidated net operating loss carryforwards of approximately $1,830,000 that will expire during the years 2005 through 2007 and consolidated capital loss carryforwards of approximately $299,000 that will expire during the years 2001 and 2002.


NOTE 6.   EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Plan covering substantially all employees. Contributions to the plan are at the discretion of management. Contributions to the plan for the year ended March 31, 1998 totaled $3,631.


NOTE 7. COMMITMENTS AND CONTINGENCIES

  Leases

   The Company leases its office and warehouse facilities and certain equipment under non-cancelable operating leases. Subsequent to March 31, 1998, the Company extended the lease for its office and a warehouse facility.

   The approximate future minimum annual rentals under these leases, including those entered into subsequent to March 31, 1998 are as follows:


        March 31, 1999                           $  139,000
        March 31, 2000                              112,000
        March 31, 2001                               85,000
        March 31, 2002                               81,000
        March 31, 2003                               81,000
        Thereafter                                  446,000

                                                 $  944,000

   Rent expense for all facilities for the years ended March 31, 1998 and March 31, 1997 was $101,612 and $81,354, respectively.

   Warranties

   Sonotron devices are sold under agreements providing for the repair or replacement of any devices in need of repair, at the Company's cost, for up to one year from the date of delivery, unless such need was caused by misuse or abuse of the device.

   At March 31, 1998, no amount has been accrued for potential warranty costs and such costs are expected to be nominal.

   Arthronix

   At March 31, 1998 a $300,000 note receivable from Arthronix (unrelated entity) relating to the settlement of a lawsuit remained outstanding and was in default.

   In connection with the settlement of a second lawsuit with Arthronix at March 31, 1998, a $82,306 note receivable from Arthronix remained outstanding and is in default. This note is collateralized by substantially all tangible and intangible assets relating to an Arthronix product line. In addition, this settlement provided that upon default of any payment on such note, for a period of 30 days or more, Arthronix would become liable for an additional $225,000 (the full pre-settlement amount of $372,000 less the $147,000 agreed upon in the settlement).

   In May 1996, both notes were in default and the Company commenced legal action to effect collection of these notes and to obtain the tangible and intangible assets collateralizing the $82,306 note. In January 1997, judgments in favor of the Company were entered by the court on both notes, plus accrued interest for a total amount of approximately $750,000. Arthronix has since filed two motions to vacate the judgments. The trial judge vacated one judgement of approximately $355,000 and a hearing is pending regarding its status. A motion for reconsideration on the other judgement of approximately $395,000 is presently pending.

   Due to the uncertainties relating to the recovery of the balances, at March 31, 1998, the carrying amount of the $300,000 note continues to be offset by deferred revenue in the same amount, while the $82,306 note, the additional amount due on this note as a result of the default (approximately $225,000), plus all accrued interest on both notes were offset by reserves in the same amounts.

   In response to the Company's actions to obtain the collateral, Arthronix filed a demand for arbitration claiming that amounts are due them pursuant to an unrelated agreement dated August 25, 1993 (the Agreement) between Arthronix, a subsidiary of the Company and a major customer of the Company which, by its terms, expire on August 24, 1994. Arthronix has alleged, among other things, breach of contract, tortuous interference, and failure to execute an extension of such Agreement and is seeking punitive and compensatory damages in an amount alleged to be approximately $2.7 million. Additionally, Arthronix alleges it is owed commissions of $111,612 resulting from sales of Sonotron devices to the major customer based upon a sales order dated March 31, 1994. In connection with this matter, the Company filed a counter claim to the arbitration claiming damages of $1.8 million plus $100,000 return of commissions.

  Management believes the claims made by Arthronix to be without merit and is vigorously defending the arbitration, however, in the opinion of the Company's counsel, the likelihood of an unfavorable outcome with regard to these allegations cannot presently be determined.

NOTE 8  STOCK OPTIONS

 From time to time, the Company grants stock options to directors, officers and outside consultants. During the year ended March 31, 1997, the Company granted 2,192,819 options to certain employees and agreed to grant, subject to the approval of the Board of Directors, 3,200,000 to non-employees. The Company has elected to continue using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), in accounting for employee stock options.
 Under this application compensation expense is recorded only to the extent that the market value of the underlying stock exceeded the exercise price at the date of grant. No compensation expense has been recognized for the years ended March 31, 1997 and 1998.

 Included in the consolidated statement of operations for the year ended March 31, 1998 is $74,000 of professional fees which represents the fair value of consideration paid in the form of non-employee stock options at the grant date.

 Had employee compensation cost been determined on the basis of fair value pursuant to SFAS 123, the consolidated net loss and net loss per share for the year ended March 31, 1998 would have been $810,777 and $.02, respectively.

 A summary of the Company's stock option activity (including 3,200,000 options which the Company has agreed to grant, subject to the approval of the Board of Directors), and related information for the years ended March 31, 1998 and 1997, is as follows:



                        Year ended March 31, 1998 Year ended March 31,1997

                                      Weighted              Weighted
                                      Average               Average
                                      Exercise              Exercise
                            Options   Price     Options     Price


Outstanding April 1,              -    $     -  1,777,229     $ 0.18
Granted                   5,392,819     0.2885          -          -
Exercised                         -          -          -          -
Forfeited                         -          -  1,777,229       0.18


Outstanding March 31,     5,392,819     0.2885          -          -

Exercisable at end        5,201,038   $ 0.2925          -      $   -
  of year

 The exercise prices of stock options, which were fully vested at March 31, 1998, were as follows:

                Exercise Price               Number of Options

           $            0.18                    2,201,038
                        0.375                   3,000,000

  The expiration dates of stock options, which were fully vested at March 31, 1998, were as follows:


                Expiration Date              Number of Options

                March 16, 2000                      8,219
              February 6, 2002                  3,000,000
              February 3, 2003                  2,192,819

 The weighted average fair value of options granted at March 31, 1998 were as follows:


                                    Number of          Weighted Average
                                     Options              Fair Value
 Exercise price exceeds the
 market price at grant date         2,392,819            $    0.0411

 Exercise price is less than
 the market price at grant date     3,000,000            $    0.0243

 The determination of the fair value of all stock options granted was based on (i) a risk-free interest rate of 5.5%, (ii) an expected option life based on original life of each option,(iii) an expected volatility in the market price of the Company's common stock of 63%, and (iv) no expected dividends on the underlying stock.

NOTE 9. MAJOR CUSTOMERS, CREDIT CONCENTRATION, EXPORT SALES AND SEGMENT INFORMATION

Major Customers

 Sales to individual unaffiliated customers in excess of 10% of net sales to unaffiliated customers are shown below.

                                                    Year Ended March 31,

                                                     1998          1997

Chemical Segment:
  Customer A                                     $   250,000    $ 364,000

Medical Segment:
 Customer B                                      $    17,000    $ 447,000

 Customer C                                      $   225,177    $    -


 Individual accounts receivable balances at March 31, 1998 in excess of 10% of total accounts receivable are as follows:

Chemical Segment:

 Customer A                                                     $  33,000

 Custom D                                                       $  32,000

Medical Segment:
 CustomerC                                                      $ 120,000


 Credit Concentration

 The Company sells chemicals primarily to the printing and packaging industry (see Item 1(c) - Narrative Description of Business elsewhere herein for additional information).

 The Company maintains account balances and a certificate of deposit in a financial institution in excess of federally insured limits.

 Export Sales

 For the years ended March 31, 1998 and 1997, export sales were approximately $39,000 and $530,000, respectively. Of these sales, $17,000 and $447,000 were to one major customer in Japan.

 Segment Information

The Company operates in two industry segments - the production and sale of chemicals and the manufacture and sale or lease of medical products.

Information about segment operations follows:

                                  Chemical       Medical        Total

 Year Ended March 31, 1998

 Net sales - unaffiliated
   customers                  $  936,116     $ 547,102      $ 1,483,218

 Income (loss) from
     operations*            ( $ 437,739 )  ( $ 337,059 )   ( $  774,798 )

Identifiable assets**         $ 2,344,700    $ 488,948       $ 2,833,648

Depreciation and
 amortization                 $    57,015    $   7,722       $    64,737

 Capital expenditures         $     3,435    $  10,634       $    14,069


 Year Ended March 31,1997
  Net sales - unaffilia
      Customers               $   977,037    $ 597,818       $ 1,574,855

Income (loss) from
  Operations*               ( $  130,491 )   $  93,561     ( $    36,930 )

Identifiable assets**         $2,164,299     $ 705,000       $ 2,869,308

Depreciation and
  Amortization                $   16,612     $  10,642       $    27,254

Capital expenditures          $   33,456     $    -          $    33,456


  * Excludes interest income and loss on securities available for sale. ** Includes short term investments, officer loans, deferred tax asset, and goodwill.

The reconciliation of loss from operations to net income (loss) for the years ended March 31, 1998 and 1997 is as follows:

                                              1998            1997

Loss from operations                       ( $ 774,798 )   ( $    36,930 )

Interest income                                 52,021            63,682

Loss on securities available for sale             -        (      20,000 )

Net income (loss)                          ( $ 722,777 )     $     6,752


NOTE 10     SIGNIFICANT TRANSACTIONS

Business Combination

On December 2, 1997 the Company, pursuant to an agreement for sale of stock, acquired 100% of the outstanding stock of Precision Assembly Corporation
(PAC) for total consideration of $22,741. In connection with this agreement, the Company agreed to fund $30,259 due from PAC to one of its selling shareholders upon closing and to assume an additional obligation due from PAC to this shareholder of $72,500.

This acquisition was accounted for as a purchase.

Proforma Combined Condensed Financial Information (Unaudited)

The following unaudited proforma combined condensed statements of operations for the years ended March 31, 1998 and 1997 are as if the business combination had occurred at the beginning of each period presented.



                                                 For the year ended March 31,
                                                    1998            1997


Operating revenues                              $ 2,360,177     $ 2,049,490
Operating expenses                                3,161,033       2,101,732
Net loss                                      (     748,835 )  (      8,560 )
Net loss per share                            (         .02 )  (        .00 )


The proforma data is provided for information purposes only and does not proport to be indicative of results which actually would have been obtained if the combination had been effected at the beginning of each period presented, or of those results which may be obtained in the future.

Stock Offering

On March 31, 1998, the company completed a private offering pursuant to which it sold 1,250,000 shares of common stock, plus a warrant to purchase 1,000,000 additional shares for total consideration of $275,000. The warrant provides for the purchase of 1,000,000 shares at $.30 per share at any time through March 31, 2000 and thereafter at $.47 per share through March 31, 2002, the termination date.

The Company is obligated within 90 days upon receiving notice from the holder of the common stock and warrant shares to prepare and file a registration statement with respect to such securities.



NOTE 11    SUBSEQUENT EVENTS

NASDAQ

The Company has been notified by NASDAQ that becuase the Company's Common Stock had a closing bid price of less than $1.00 for at least 10 consecutive trading days, the Company's Common Stock will be delisted from NASDAQ on July 20, 1998. In accordance with NASDAQ procedures, however, the Company intends to request a hearing before NASDAQ. NASDAQ has advised the Company that the delisting will be stayed pending the outcome of the hearing. The Company believes that any such hearing will not be held prior to September, 1998. Subject to obtaining requisite approvals of the Comapny's Board of Directors and shareholders, the Company intends to effect a reverse split of its Common Stock if necessary to maintain its listing on NASDAQ. There can be no assurance that a reverse split will be so approved or will be acceptable to NASDAQ.

Acquisition

On May 27, 1998 the Company, pursuant to an asset purchase agreement agreed to purchase certain tangible and intangible assets and certain operating rights relating to an FDA cleared medical device used principally in the treatment of postoperative edema and pain in superficial soft tissues. Pursuant to the agreement, the Company agreed to pay $150,000 in cash, 2,925,000 shares of the Company's common stock, plus a provision for contingent consideration consisting of an option to acquire up to 1,500,000 additional shares of the Company's Common Stock at $.425 per share. In addition, the Company agreed to file a registration statement with respect to such shares with the Securities and Exchnge Commission (SEC).


Consulting Agreement

On May 27, 1998, the Company entered into a consulting agreement. The terms of the four-month agreement call for, among other things, that in exchange for consulting services, the consultant will receive $15,000 in cash and 342,000 shares of the Company's stock. The agreement provides for registration of such shares with the SEC.


NOTE 12 SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

The Company made provisions to bad debt expense of approximately $93,000 relating to two customer accounts receivable, $82,000 relating to a note
receivable and $13,000 of advance professional fees.   All were estimated to
be uncollectible at March 31, 1998. Additionally, the Company accrued for approximately $80,000 of billed and unbilled attorney's fees and recorded approximately $29,000 of amortization expense associated with Sonotron refinement costs.

The effect of the above adjustments increased the net loss by approximately $297,000.

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Not applicable.

                              PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
I.

          (a)  Identification of Executive
               Officers and Directors

Name                          Age       Position

Dr. Alfonso Di Mino           78        President, Chief Executive Officer and
                                             Director

Vincent Di Mino               72        Vice President of Production and
                                             Director

Andre' Di Mino                42        Executive Vice President, Secretary,
                                        Treasurer, Chief Operating Officer and
                                        Director

Thomas Petrie                 53        Director

John Berenyi                  51        Director

Dr. Stephen Brenner           49        Director

Dr. Harold Gelb               73        (1)
_____________________________

(1) Dr. Harold Gelb has been chosen to be a Director but has not yet been elected.


Dr. Alfonso Di Mino has been President and a Director of the Company since
1969.

Vincent Di Mino has been Vice President of Production since 1969 and a Director of the Company since 1987.

Andre' Di Mino has been Executive Vice President and Chief Operating Officer since 1987 and Secretary and Treasurer of the Company since 1978. Mr.
Di Mino has been a Director of the Company since 1987.

Thomas Petrie has been the President of PAC for approximately three years. Prior thereto, Mr. Petrie was a Business Unit Director of Personal Diagnostics.

John Berenyi, is currently senior managing director with Brill Securities, Inc. having been with this firm since August 1997. For the two years prior, Mr. Berenyi was with the firm Fechtor, Detwiler serving in a similar capacity.
From September 1994 to August 1995 he was with the firm of Rodman and Renshaw and from March 1993 to August 1994 he was with Meridian Capital Markets.

Dr. Stephen Brenner is a fellow of the American Academy of Orthopedic Surgery and an attending physician at Pascack Valley Hospital. He is the founder of the Orthopedic and Sports Medical Institute which has four offices in New York and New Jersey.


Dr. Harold Gelb is an expert in the diagnosis and treatment of craniomandibular disorders in private practice in New York City. He is an author of several texts on the subject of craniomandibular pain and he lectures worldwide on this area of medical practice.


          (b)  Identify Significant Employees

          Thomas Petrie may be deemed to be a significant employee.

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

              (g)  Promoters and Control Persons

                   Not Applicable.

     II.  Section 16(a) Beneficial Ownership Reporting Compliance

     Based solely upon a review of any Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(a) under the Exchange Act during its most recent fiscal year and any Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representations referred to in subparagraph (b)(2)(i) of Item 405 of Regulation S-B, other than the following, no person who at any time during the fiscal year ended March 31, 1998 was a director, officer, to the knowledge of the Company a beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12, failed to file on a timely basis, as disclosed in the above Forms, reports required by
Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

NAME                    NUMBER OF LATE                     NUMBER OF
                        REPORTS                            TRANSACTIONS NOT
                                                           REPORTED ON A
                                                           TIMELY BASIS
Dr. Alfonso Di Mino          1                                  2

John Berenyi                (1)                                (1)

Dr. Stephen Brenner         (1)                                (1)

Thomas Petrie                1                                  0

_______________

(1) The information is not known to the Company.

None of the late Reports has been filed.



Item 10.  Executive Compensation

     The following table (the "Summary Table") sets forth all plan and non-plan compensation amended to, earned by, or paid to (i) the Company's chief executive officer and (ii) the Company's four most highly compensated executive officers other than the chief executive officer who served as such on March 31, 1998 and whose total annual salary and bonus exceeded $100,000 (the "Named Officer"):

 Name and Principal      Fiscal Year  Annual Compensation     Securities
    Position                Ended          Salary          Underlying Options
                          March 31

Dr. Alfonso Di Mino,         1998        $93,600              715,741 shares
President and Chief                                           of Common Stock
Executive Officer            1997        $93,600
                             1996
                                         $85,000



     The following table reflects individual grants of stock options made during the fiscal year ended March 31, 1998 to the Named Oficer and others.

               OPTION/SAR GRANTS IN LAST FISCAL YEAR
                        (Individual Grants)


 Name             Number of   Percent    Exercise   Expiration    Value of
                  Shares of    Total      Price        Date      Unexercised
                   Common     Options      per                   In-The-Money
                    Stock    Granted to   Share                    Options
                 Underlying   Employees                              at
                   Options    In Fiscal                          3/31/1998
                                Year

Alfonso DiMino     715,741      33%        $.18       2/3/03      $117,382

Andre' Di Mino     577,078      26%        $.18       2/3/03      $ 94,641

Vincent Di Mino    700,000      32%        $.18       2/3/03      $114,800

Thomas Petrie      200,000       9%        $.18       2/3/03      $ 32,800

     The options referred to in the foregoing table are not exercisable until February 1999. During the fiscal year ended March 31, 1998, the Company agreed but has not yet granted, to grant options for the purchase of 100,000 of Common Stock each to Messrs. Berenyi and Brenner at $.18 per share which are to become exercisable in February 1999 which will expire February 2000.

     No options issued by the Company were exercised by any of the foregoing persons during the fiscal year ended March 31, 1998.

     During the fiscal years ended March 31, 1998, 1997 and 1996, no other compensation not otherwise referred to herein was paid or awarded by the Company to the Named Officer, the aggregate amount of which compensation, with respect to any such person, exceeded the lesser of $50,000 or 10% of the annual salary and bonus reported in the Summary Table for such person.

     There are no standard or other arrangements pursuant to which any director of the Company is or was compensated during the Company's last fiscal year for services as a director, for committee participation or special assignments.

     The Company has no employment contract with any person named in the Summary Table other than Thomas Petrie. In November 1997, PAC entered into a five year Employment Agreement with Mr. Petrie pursuant to which Mr. Petrie has been employed as PAC's President and Chief Engineer. The Employment Agreement provides for an annual salary of $75,000 and a bonus ranging from 3% to 5% of Pac's net income.

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


Item 11.  Security Ownership of Certain Beneficial Owners and Management

     (a), (b)

          The following table sets forth certain information as of July 8, 1998 with respect to any person who is known to the Company to be the beneficial owner of more than 5% of any class of its voting securities and as to each class of the Company's equity securities beneficially owned by its directors and directors and officers as a group:

Title        Name and Address         Amount         Approximate
 of           of Beneficial            of             Percent
Class          Owner               Beneficial           of
                                  Ownership(1)         Class
______________________________________________________________

Common    Dr. Alfonso Di Mino      2,334,239(2)        5%(2)
Stock,    224-S Pegasus Ave.       shares
$.0005    Northvale, NJ 07647
par value

Common    Andre' Di Mino           7,672,696(3)        17%(3)
Stock,    224-S Pegasus Ave.       shares
$.0005    Northvale, NJ 07647
par value                          1,700,000(4)         4%(4)
                                   shares

                                   3,400,000(5)         8%(5)
                                   shares

Common    Vincent Di Mino          1,887,928(6)         4%(6)
Stock,    224-S Pegasus Ave.       shares
$.0005    Northvale, NJ 07647
par value
                                   5,100,000(7)         12%(7)
                                   shares

Common    Thomas Petrie             -0-                   -
Stock,    32 Deerhaven Lane        shares
$.0005    Newfoundland, NJ 07927
par value

Common    The American Heritage    4,230,000             9.6%
Stock,    Fund, Inc.               shares
$.0005    1370 Avenue of the Americas
par value New York, N.Y. 10019

Common    Officers and Direc-      16,994,863(8)        39%(8)
Stock,    tors as a group          shares
$.0005    (6 persons)
par value

______________________________
(1) Unless otherwise noted below, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Accordingly, the table does not reflect the Common Stock underlying options granted to the Company's Directors during the fiscal year ended March 31, 1998. Reference
is made to the response to Item 10 hereof.   Each beneficial owner's percentage
ownership is determined by assuming that any such warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

(2)  Represents (a) 1,004,239 shares of Common Stock directly owned by Dr.
Di Mino, (b) 1,000,000 shares of Common Stock beneficially owned by the spouse of Dr. Di Mino, in which shares Dr. Di Mino disclaims any beneficial ownership, and (c) 1,330,000 shares of Common Stock, which includes the 1,000,000 shares described in (b) above, subject to an agreement dated July 8, 1987 pursuant to which Dr. Di Mino has the power to vote such shares.

(3)  Represents 7,672,696 shares of Common Stock directly owned by Mr. Di Mino.

(4) Represents 1,700,000 shares of Common Stock held by the Andre' Di Mino Irrevocable Trust, a Trustee and the beneficiary of which is Andre' Di Mino who may be deemed to be a beneficial owner of the shares held by such Trust.

(5) Represents 1,700,000 shares of Common Stock held each by the Maria Elena Di Mino and Maurice Di Mino Irrevocable Trusts, a Trustee of which is Andre Di Mino who may be deemed to be a beneficial owner of the shares held by such Trusts by reason of his power to vote such shares.

(6)  Represents (a) 1,287,928 shares of Common Stock directly owned by Mr.
Di Mino, (b) 300,000 shares of Common Stock beneficially owned by the spouse of Vincent Di Mino, and (c) 300,000 shares of Common Stock owned by the child of Mr. Di Mino who resides in his home, in all of which shares set forth in (b) and (c) of this Note (5) Mr. Di Mino disclaims any beneficial ownership.

(7) Represents 5,100,000 shares of Common Stock of which 1,700,000 such shares are held by each of the Andre' Di Mino Irrevocable Trust, the Maria Elena
Di Mino Irrevocable Trust and the Maurice Di Mino Irrevocable Trust. Vincent
Di Mino, a Trustee of each of such Trusts, may be deemed to be a beneficial owner of the shares held by such Trusts by reason of his power to vote such shares.

(8)  See Notes above.



     (c)  Changes in Control

          The Company is not aware of any arrangement which may result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions

     (a) From time to time, the Company has loaned money to Andre' Di Mino at an interest rate of 3% per annum. Reference is made to the responses to Items 9 and 11 hereof. The largest aggregate amount of indebtedness, including interest, outstanding at any time since the beginning of the Company's fiscal year ended March 31, 1998 was approximately $84,000 and principal and interest outstanding as of March 31, 1998 was $79,000.

     As payment for consulting services, the Company has agreed to issue options to a corporation wholly owned by Heiko H. Thieme. The option, which will have a term of four years and is to become exercisable on January 1, 1999, will permit the holder to purchase up to 3,000,000 shares of the Company's Common Stock for $.375 per share during the first two years after issuance and $.50 per share for the remaining two years. Mr. Thieme is the Chief Executive Officer of The American Heritage Fund, Inc. and The Global Opportunity Fund Limited.

     Other than as otherwise set forth in this Annual Report on From 10-KSB, during the last two years there was no transaction or proposed transaction to which the Company was or is to be a party, in which any of the following persons had or is to have a direct or indirect material interest and the amount involved in the transaction or a series of similar transactions exceeded $60,000:

          (1)  Any director or executive officer of the Company;

          (2)  Any nominee for election as a director;

          (3)  Any security holder named in response to Item 11 hereof; and

          (4) Any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any person named in paragraphs (1), (2) or (3) of this Item 12(a).

     (b), (c), (d)  Not applicable.

Item 13.  Exhibits and Reports of Form 8-K

     (a)  Exhibits

3.1       Certificate of Incorporation and amendments thereto filed on August 9,
          1976 and May 15, 1978.   Exhibit 3(a) to the Company's Registration
          Statement on Form 10, File No. 0-17629 (the "Form 10"), is hereby incorporated by reference.

3.2 Certificate of Amendment to Certificate of Incorporation filed December 9, 1996. Exhibit 3(a) to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 is hereby incorporated by reference.

3.3 By-Laws. Exhibit 3(b) to the Form 10 is hereby incorporated by reference.

4.1       Warrant issued to the Global Opportunity Fund Inc. *

9.1 Trust Agreements of November 7, 1980 by and between Dr. Alfonso Di Mino et al. Exhibit 9 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993 is hereby incorporated by reference.

10.1 Memorandum of Lease by and between the Company and Cresskill Industrial Park III dated as of August 26, 1993. Exhibit 10(a) to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1994 is hereby incorporated by reference.

10.2      Agreement of July 8, 1987 by and between Donna Di Mino, Dr. Alfonso
          Di Mino, et al. Exhibit 10(q) to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993 is hereby incorporated by reference.

10.3 Agreement of July 13, 1993 by and between ADM Medical Ventures Corporation and Arthronix, Inc. Exhibit 10(r) to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993 is hereby incorporated by reference.

10.4      Agreement of June 9, 1992 by and between Advent Medical
          Technology, Inc. and Arthritic Relief Centers, Inc. Exhibit 2 to the Company's Current Report on Form 8-K dated June 9, 1992 is hereby incorporated by reference.

10.5      Agreement of June 9, 1992 by and between Advent Medical
          Technology, Inc. and Vet Sonotron Systems, Inc. Exhibit 3 to the Company's Current Report on Form 8-K dated June 9, 1992 is hereby incorporated by reference.

10.6 Stock Purchase Agreement and Registration and Rights Agreement (undated) by and between The American Heritage Fund, Inc. and the Company. Exhibit 10(i) to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993 is hereby incorporated by reference.

10.7 Amendment to Agreement of March 16, 1993 by and between Arthritic Relief Centers, Inc. and Advent Medical Technology, Inc. Exhibit 10(k) to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993 is hereby incorporated by reference.

10.8 Voting Agreement of March 16, 1993 by and between Vet Sonotron Systems, Inc. and Advent Medical Technology, Inc. Exhibit 10(l) to the Company's Annual Report on Form 10-KSB for the fiscal year ended
          March 31, 1993 is hereby incorporated by reference.

10.9 Voting Agreement of March 16, 1993 by and between Arthritic Relief Centers, Inc. and Advent Medical Technology, Inc. Exhibit 10(m) to the Company's Annual Report on Form 10-KSB for the fiscal year ended
          March 31, 1993 is hereby incorporated by reference.

10.10 Agreement for Sale of Stock Between the Company, James C. Wickstead and Thomas Petrie. **

10.11 Employment Agreement of November 26, 1997 between Thomas Petrie and Precision Assembly Corp. **

10.12     Asset Purchase Agreement of May 27, 1998 by and among
          Electropharmacology, Inc., AA Northvale Medical Associates, Inc. **

10.13 Subscription Agreement of March 31, 1998 between the Company and The Global Opportunity Fund Limited. **

10.14 Consulting Agreement, dated May 15, 1998, by and between the Company and Wharton Capital Corp. Exhibit 99.1 to the Company's Registration Statement on Form S-8, File. No. 333-57823, is hereby incorporated by reference.

21.1      Subsidiaries of the Company. *

23.1      Consent of Kaufman, Rossin & Co. *

27        Financial Data Schedule. *
     _________________________
     *   Filed herewith.
     **  To be filed by Amendment

     (b)  Reports on Form 8-K

               Not applicable

                             SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         ADM TRONICS UNLIMITED, INC.

                    By:      \s\ Dr. Alfonso Di Mino, President

Dated:  July 14, 1998

     In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures                                Title                  Date

\s\Dr. Alfonso Di Mino            Chief Executive Officer       7/14/98
                                  and Director


\s\Andre' Di Mino                 Principal Financial           7/14/98
                                  and Accounting
                                  Officer and Director

\s\Vincent Di Mino                Director                      7/14/98

\s\Thomas Petrie                  Director                      7/14/98

                         Director
-----------------------
Dr. Stephen Brenner
                         Director
-----------------------
John Berenyi



EXHIBIT 4.1


     THIS WARRANT AS WELL AS THE COMMON STOCK ISSUABLE UPON
     THE EXERCISE OF THIS WARRANT HAVE NOT BEEN REGISTERED
     UNDER THE SECURITIES ACT OF 1933, AS AMENDED(THE "ACT"), AND MAY NOT BE OFFERED OR SOLD UNLESS REGISTERED UNDER THE
     ACT OR AN EXEMPTION FROM REGISTRATION UNDER THE ACT IS
     AVAILABLE.


Void after 5:00 P.M., New York City Time, on March 31, 2002 (the "Termination Date")


    WARRANT TO PURCHASE 1,00,000 SHARES OF THE COMMON STOCK OF

                    ADM TRONICS UNLIMITED, INC.


This is to Certify That, FOR VALUE RECEIVED, THE GLOBAL OPPORTUNITY FUND LIMITED (the "Holder"), is entitled to purchase, subject to the provisions of this Warrant, from ADM TRONICS UNLIMITED, INC., a Delaware corporation (the " Company"), 1,000,000 shares of the Common Stock of the Company, $.0005 par value (the "Common Stock"), at a price of $.30 per shareat any time or from time to time from the date hereof until 5:00 P.M., New York City Time on March 31, 2000 and thereafter at a price of $.47 per share at any time or from time to time until 5:00 P.M., New York City Time on the Termination Date. The number of shares to be received upon the exercise of this Warrant and the price to be paid for each such share may be adjusted from time to time as hereinafter set forth. The shares deliverable upon such exercise, and as adjusted from time to time, are hereinafter sometimes referred to as "Warrant Shares" and the exercise price of this Warrant as in effect at any time as adjusted from time to time is hereinafter sometimes referred to as the "Exercise Price."


SECTION 1.          EXERCISE OF WARRANT.

     This Warrant may be exercised in whole oroption of the Holder, upon presentation and surrender hereof to the Company or at the office of its stock transfer agent, if any, for other warrants of different denominations entitling the holder thereof to purchase in the aggregate the same number of shares of Common Stock purchasable hereunder. The term "Warrant" as used herein includes any Warrants into which this Warrant may be divided or exchanged. Upon receipt by the Company of evidence reasonably satisfactory to it of the loss, theft, destruction or mutilation of this Warrant, and (in the case of loss, theft or destruction) of reasonably satisfactory indemnification, and upon surrender and cancellation of this Warrant, if mutilated, the Company will execute and deliver a new Warrant of like tenor and date. Any such new Warrant executed and delivered shall constitute an additional contractual obligation on the part of the Company, whether or not this Warrant so lost, stolen, destroyed, or mutilated shall be at any time enforceable by anyone.

SECTION 5.          RIGHTS AND LIABILITIES OF THE HOLDER.

     The Holder shall not, by virtue hereof, be entitled to any rights of a shareholder in the Company, either at law or equity, and the rights of the Holder are limited to those expressed in the Warrant and are not enforceable against the Company except to the extent set forth herein. No provision of this Warrant, in the absence of affirmative action by the Holder to purchase the Warrant Shares, and no mere enumeration herein of the rights or privileges of the Holder, shall give rise to any liability of the Holder for the Exercise Price or as a shareholder of the Company, whether such liability is asserted by the Company or by creditors of the Company.

SECTION 6. ADJUSTMENTS, NOTICE PROVISIONS AND RESTRICTIONS ON ISSUANCE OF ADDITIONAL SECURITIES.

SECTION 6.1 Adjustment of Exercise Price. The Exercise Price in effect from time to time shall be subject to adjustment, as follows:

     (a) In case the Company shall (i) declare a dividend or make a distribution on the outstanding shares of its capital stock that is payable in shares of its Common Stock, (ii) subdivide, split or reclassify the outstanding shares of its Common Stock into a greater number of shares, or
(iii) combine or reclassify the outstanding shares of its Common Stock into a smaller number of shares, the Exercise Price in effect immediately after the record date for such dividend or distribution or the effective date of such subdivision, combination or reclassification shall be adjusted so that it shall equal the price determined by multiplying the Exercise Price in effect immediately prior thereto by a fraction, of which the numerator shall be the number of shares of Common Stock outstanding immediately before such dividend, distribution, split, subdivision, combination or reclassification, and of which the denominator shall be the number of shares of Common Stock outstanding immediately after such dividend, distribution, split, subdivision, combination or reclassification. Any shares of Common Stock issuable in payment of a dividend shall be deemed to have been issued immediately prior to the record date for such dividend for purposes of calculating the number of outstanding shares of Common Stock of the Company under this Section 6. Such adjustment shall be made successively upon the occurrence of each event specified above.

     (b) In case the Company fixes a record date for the issuance to holders of its Common Stock of rights, options, warrants or convertible or exchangeable securities generally entitling such holders to subscribe for or purchase shares of Common Stock at a price per share less than the Current Market Price (as such term is defined in Subsection 6.1(d) hereof) per share of Common Stock on such record date, the Exercise Price shall be adjusted immediately thereafter so that it shall equal the price determined by multiplying the Exercise Price in effect immediately prior thereto by a fraction, of which the numerator shall be the number of shares of Common Stock outstanding on such record date plus the number of shares of Common Stock which the aggregate offering price of the total number of shares of Common Stock so offered would purchase at the Current Market Price per share, and of which the denominator shall be the number of shares of Common Stock outstanding on such Record Date plus the number of additional shares of Common Stock offered for subscription or purchase. Such adjustment option of the Holder, upon presentation and surrender hereof to the Company or at the office of its stock transfer agent, if any, for other warrants of different denominations entitling the holder thereof to purchase in the aggregate the same number of shares of Common Stock purchasable hereunder. The term "Warrant" as used herein includes any Warrants into which this Warrant may be divided or exchanged. Upon receipt by the Company of evidence reasonably satisfactory to it of the loss, theft, destruction or mutilation of this Warrant, and (in the case of loss, theft or destruction) of reasonably satisfactory indemnification, and upon surrender and cancellation of this Warrant, if mutilated, the Company will execute and deliver a new Warrant of like tenor and date. Any such new Warrant executed and delivered shall constitute an additional contractual obligation on the part of the Company, whether or not this Warrant so lost, stolen, destroyed, or mutilated shall be at any time enforceable by anyone.

SECTION 5.          RIGHTS AND LIABILITIES OF THE HOLDER.

     The Holder shall not, by virtue hereof, be entitled to any rights of a shareholder in the Company, either at law or equity, and the rights of the Holder are limited to those expressed in the Warrant and are not enforceable against the Company except to the extent set forth herein. No provision of this Warrant, in the absence of affirmative action by the Holder to purchase the Warrant Shares, and no mere enumeration herein of the rights or privileges of the Holder, shall give rise to any liability of the Holder for the Exercise Price or as a shareholder of the Company, whether such liability is asserted by the Company or by creditors of the Company.

SECTION 6. ADJUSTMENTS, NOTICE PROVISIONS AND RESTRICTIONS ON ISSUANCE OF ADDITIONAL SECURITIES.

SECTION 6.1 Adjustment of Exercise Price. The Exercise Price in effect from time to time shall be subject to adjustment, as follows:

     (a) In case the Company shall (i) declare a dividend or make a distribution on the outstanding shares of its capital stock that is payable in shares of its Common Stock, (ii) subdivide, split or reclassify the outstanding shares of its Common Stock into a greater number of shares, or
(iii) combine or reclassify the outstanding shares of its Common Stock into a smaller number of shares, the Exercise Price in effect immediately after the record date for such dividend or distribution or the effective date of such subdivision, combination or reclassification shall be adjusted so that it shall equal the price determined by multiplying the Exercise Price in effect immediately prior thereto by a fraction, of which the numerator shall be the number of shares of Common Stock outstanding immediately before such dividend, distribution, split, subdivision, combination or reclassification, and of which the denominator shall be the number of shares of Common Stock outstanding immediately after such dividend, distribution, split, subdivision, combination or reclassification. Any shares of Common Stock issuable in payment of a dividend shall be deemed to have been issued immediately prior to the record date for such dividend for purposes of calculating the number of outstanding shares of Common Stock of the Company under this Section 6. Such adjustment shall be made successively upon the occurrence of each event specified above.

     (b) In case the Company fixes a record date for the issuance to holders of its Common Stock of rights, options, warrants or convertible or exchangeable securities generally entitling such holders to subscribe for or purchase shares of Common Stock at a price per share less than the Current Market Price (as such term is defined in Subsection 6.1(d) hereof) per share of Common Stock on such record date, the Exercise Price shall be adjusted immediately thereafter so that it shall equal the price determined by multiplying the Exercise Price in effect immediately prior thereto by a fraction, of which the numerator shall be the number of shares of Common Stock outstanding on such record date plus the number of shares of Common Stock which the aggregate offering price of the total number of shares of Common Stock so offered would purchase at the Current Market Price per share, and of which the denominator shall be the number of shares of Common Stock outstanding on such Record Date plus the number of additional shares of Common Stock offered for subscription or purchase. Such adjustment shall be made successively on each date whenever a record date is fixed.

     (c) In case the Company fixes a record date for the making of a distribution to all holders of shares of its Common Stock (i) of shares of any class of capital stock other than its Common Stock or (ii) of evidences of its indebtedness or (iii) of assets (other than dividends or distributions referred to in Subsection 6.1(a) hereof) or (iv) of rights, options, warrant or convertible or exchangeable securities (excluding those rights, options, warrants or convertible or exchangeable securities referred to in Subsection 6.1(b) hereof), then in each such case the Exercise Price in effect immediately thereafter shall be determined by multiplying the Exercise Price in effect immediately prior thereto by a fraction, of which the numerator shall be the total number of shares of Common Stock outstanding on such record date multiplied by the Current Market Price (as such term is defined in Subsection 6.1(d) hereof) per share on such record date, less the aggregate fair value as determined in good faith by the Board of Directors of the Company of said shares or evidences of indebtedness or assets or rights, options, warrants or convertible or exchangeable securities so distributed, and of which the denominator shall be the total number of shares of Common Stock outstanding on such record date multiplied by such Current market Price per share. Such adjustment shall be made successively each time such a record date is fixed. In the event that such distribution is not so made, the Exercise Price then in effect shall be readjusted to the Exercise Price which would then be in effect if such record date had not been fixed.

     (d) For the purpose of any computation under Subsection 6.1(a), 6.1(b) or 6.1(c) hereof, the "Current Market Price" per share at any date (the "Computation Date") shall be deemed to be the average of the daily current market value of the Common Stock as determined in accordance with the provisions of Section 3 hereof over twenty consecutive trading days ending the trading day before such date; provided, however, upon the occurrence, prior to the Computation Date, of any event described in Subsections 6.1(a), 6.1(b) or 6.1(c) which shall have become effective with respect to market transactions at any time (the "Market-Effect Date") on or after the beginning of such 20-day period, the current market value, as determined in accordance with the provisions of Section 3 hereof for each trading day preceding the Market-Effect Date shall be adjusted, for purposes of calculating such average, by multiplying such Closing Price by a fraction the numerator of which is the Exercise Price as in effect immediately after the Market-Effect Date and the denominator of which is the Exercise Price immediately prior to the Market-Effect Date, it being understood that the purpose of this proviso is to ensure that the effect of such event on the market price of the Common Stock shall, as nearly as possible, be eliminated in order that the distortion in the calculation of the Current Market Price may be minimized.

     (e) All calculations under this Section 6.1 shall be made to the nearest cent.

SECTION 6.2 Adjustment of Number of Shares. Upon each adjustment of the Exercise Price pursuant to Subsection 6.1 hereof, this Warrant shall thereupon evidence the right to purchase, in addition to any other securities to which the Holder is entitled to purchase, that number of Warrant Shares (calculated to the nearest one-hundred thousandth of a share) obtained by multiplying the number of shares of Common Stock purchasable upon exercise of the Warrant immediately prior to such adjustment by the Exercise Price in effect immediately prior to such adjustment and dividing the product so obtained by the Exercise Price in effect immediately after such adjustment.


SECTION 6.3 Verification of Computations. The Company shall select a firm of independent public accountants, which may be the Company's independent auditors, and which selection may be changed from time to time, to verify the computations made in accordance with this Section 6. The certificate, report of other written statement of any such firm shall be conclusive evidence of the correctness of any computation made under this
Section 6. Promptly upon its receipt of such certificate, report or statement from such firm of independent public accountants, the Company shall deliver a copy thereof to the Holder.

SECTION 6.4 Warrant Certificate Amendments. Irrespective of any adjustments pursuant to this Section 6, Warrant Certificates theretofore or thereafter issued need not be amended or replaced, but Warrant Certificates thereafter issued shall bear an appropriate legend or other notice of any adjustments and which legend and/or notice has been provided by the Company to the Holder, provided the Company may, at its option, issue new Warrant Certificates evidencing Warrants in the form attached hereto to reflect any adjustment in the Exercise Price and the number of Warrant Shares evidenced by such Warrant Certificates and deliver the same to the Holder in substitution for existing Warrant Certificates.


SECTION 7.          OFFICER'S CERTIFICATE.

     Whenever the Exercise Price, the number of Warrant Shares underlying this Warrant or either of them shall be adjusted as required by the provisions of the foregoing Section, the Company shall forthwith file in the custody of its Secretary or an Assistant Secretary at its principal office and with its stock transfer agent, if any, an officer's certificate showing the adjusted Exercise Price and number of Warrant shares determined as herein provided, setting forth in reasonable detail the facts requiring such adjustment, including a statement of the number of additional shares of Common Stock, if any, and such other facts as shall be necessary to show the reason for and the manner of computing such adjustment. Each such officer's certificate shall be made available at all reasonable times for inspection by the Holder or any holder of a Warrant executed and delivered pursuant to
Section 1 hereof and the Company shall, forthwith after each such adjustment, mail a copy by certified mail of such certificate to the Holder or any such holder.

SECTION 8.          NOTICES TO WARRANT HOLDERS.

     So long as this Warrant shall be outstanding, (I) if the Company shall pay any dividend or make any distribution upon the Common Stock, (ii) if the Company shall offer to the holders of its Common Stock rights to subscribe for, purchase, or exchange property for any shares of any class of stock, or any other rights or options or (iii) if any capital reorganization of the Company, reclassification of the capital stock of the Company, consolidation or merger of the Company with or into another corporation, sale, lease or transfer of all or substantially all of the property and assets of the Company to another corporation, or voluntary or involuntary dissolution, liquidation or winding up of the Company shall be effected, then in any such case, the Company shall cause to be sent by overnight mail or courier service to the Holder, at least fifteen days prior to the date specified in (x) or (y) below, as the case may be, a notice containing a brief description of the proposed action and stating the date on which (x) a record is to be taken for the purpose of such dividend, distribution or subscription rights, or (y) such reclassification, reorganization, consolidation, merger, conveyance, lease, dissolution, liquidation or winding up is to take place and the date, if any is to be fixed, as of which the holders of Common Stock or other securities shall receive cash or other property deliverable upon such reclassification, reorganization, consolidation, merger, conveyance, dissolution, liquidation or winding up.


SECTION 9.          RECLASSIFICATION, REORGANIZATION OR MERGER.

     In case of any reclassification, capital reorganization or other change of outstanding shares of Common Stock of the Company, or in case of any consolidation or merger of the Company with or into another corporation
(other than a merger with a subsidiary in which merger the Company is the continuing corporation and which does not result in any reclassification, capital reorganization or other change of outstanding shares of Common Stock of the class issuable upon exercise of this Warrant) or in case of any sale, lease or conveyance to another corporation of the property of the Company as an entirety (collectively such actions being hereinafter referred to as "Reorganizations"), the Company shall, as a condition precedent to such Reorganization transaction, cause effective provisions to be made so that the Holder shall have the right thereafter by exercising this Warrant at any time prior to the expiration of the Warrant, to receive in lieu of the amount of securities otherwise deliverable, the kind and amount of shares of stock and other securities and property receivable upon such Reorganization by a holder of the number of shares of Common Stock which might have been purchased upon exercise of this Warrant and the warrants included in the Shares immediately prior to such Reorganization. Any such provision shall include provision for adjustments which shall be as nearly equivalent as may be practicable to the adjustments provided for in this Warrant. The foregoing provisions of this
Section 9 shall similarly apply to successive Reorganizations.

SECTION 10.         ISSUE TAX.

     The issuance of certificates representing the Warrant Shares upon the exercise of this Warrant as well as securities underlying the Share Warrants shall be made without charge to the Holder for any issuance tax in respect thereof.


SECTION 11.         EXCHANGE PROVISIONS

     At any time during which this Warrant is exercisable in accordance with its terms, the Holder may, at its option, exchange this Warrant, in whole or in part (a "Warrant Exchange"), into the number of Warrant Shares determined in accordance with this Section 11, by surrendering this Warrant at the principal office of the Company or at the office of its stock transfer agent, accompanied by a notice stating such Holder's intent to effect such exchange, the number of Warrant Shares to be exchanged and the date on which the Holder requests that such Warrant Exchange occur (the "Notice of Exchange"). The Warrant Exchange shall take place on the date specified in the Notice of Exchange or, if later, the date the Notice of Exchange is received by the Company (the "Exchange Date"). Certificates for the shares issuable upon such Warrant Exchange and, if applicable, a new warrant of like tenor evidencing the balance of the shares remaining subject to this Warrant, shall be issued as of the Exchange Date and delivered to the Holder within seven (7) days following the Exchange Date. In connection with any Warrant Exchange, this Warrant shall represent the right to subscribe for and acquire the number of Warrant Shares (rounded to the next highest integer) equal to (i) the number of Warrant Shares specified by the Holder in its Notice of Exchange (the "Total Number") less (ii) the number of Warrant
Shares equal to the quotient obtained by dividing (A) the product of the Total Number and the existing Exercise Price by (B) the Fair Market Value determined as set forth in the following sentence. If the Common Stock is listed on a National Securities Exchange or admitted to unlisted trading privileges on such exchange or listed for trading on the NASDAQ system, Fair Market Value shall be the average of the last reported sale prices of the Common Stock on such exchange or system for the twenty (20) business days ending on the last business day prior to the date for which the determination is being made; or if the Common Stock is not so listed or admitted to unlisted trading privileges, Fair Market Value shall be the average of the means of the last reported bid and asked prices reported by the National Quotation Bureau, Inc. for the twenty (20) business days ending on the last business day prior to the date for which the determination is being made; or if the Common Stock is not so listed or admitted to unlisted trading privileges and bid and asked prices are not so reported, the Fair Market Value shall be the book value thereof as at the end of the most recent fiscal year of the Company ending prior to the Exchange Date, determined in accordance with generally accepted accounting principles.

SECTION 13.         GOVERNING LAW, JURISDICTION AND VENUE.

     This Warrant shall be governed by and construed and enforced in accordance with the laws of the State of New York. The Company hereby consents to the exclusive jurisdiction and venue of the courts of the State of New York with respect to any matter relating to this Warrant and the performance of the Company's obligations hereunder and the Company hereto hereby further consents to the personal jurisdiction of such courts. Any action suit or proceeding brought by or on behalf of the Company relating to such matters shall be commenced, pursued, defended and resolved only in such courts and any appropriate appellate court having jurisdiction to hear an appeal from any judgment entered in such courts.


         ADM TRONICS UNLIMITED, INC.

         By: \s\Andre' Di Mino, Executive Vice President
         Dated: March 31, 1998






EXHIBIT 21.1

                            SUBSIDIARIES



   Subsidiary Name                       State of Incorporation

 Sonotron Medical Sysrtems, Inc.                Delaware

 Vet-Sonotron Systems, Inc                      Delaware

 Pegaus Laboratories, Inc.                      New Jersey

 AA Northvale Medical Associates, Inc.          New Jersey

 Arthritic Relief Centers, Inc.                 Nevada

 ADM Medical Ventures, Inc.                     Nevada

 Enviro-Pack Development Corporation            New Jersey

 Precision Assembly Corporation                 New Jersey



EXHIBIT 23.1

                          CONSENT OF INDEPENDENT
                       CERTIFIED PUBLIC ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 filed on June 26, 1998, and July 9, 1998 by ADM Tronics Unlimited, Inc. of our report dated June 26, 1998 which appears in its annual report on Form 10-KSB for the fiscal year ended March 31, 1998.





                                                \s\  Kaufman, Rossin & Co.

Miami, Florida
July 14, 1998