Form 10KSB/A
period 1998-03-31
ADM TRONICS UNLIMITED INC/DE
filed 1998-07-16
CIK 849401

U.S. SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                          FORM 10-KSB/A
(Mark One)

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

                   ADM TRONICS UNLIMITED, INC.

                          EXHIBIT INDEX




EXHIBIT        DESCRIPTION



10.10          Agreement for Sale of Stock


10.11          Employment Agreement


10.12          Asset Purchase Agreement






























                         SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.







                             ADM TRONICS UNLIMITED, INC.



                             By: \s\ Dr. Alfonso Di Mino
                                     President


                             By: \s\ Andre' Di Mino
                                     Principal Financial Officer




Dated: Northvale, New Jersey
       July 16, 1998






















EXHIBIT 10.10
                    AGREEMENT FOR SALE OF STOCK
                               BETWEEN
                     ADM TRONICS UNLIMITED, INC.
                                 AND
               JAMES C. WICKSTEAD AND THOMAS R. PETRIE


     AGREEMENT (the "Agreement") dated this 26th day of November, 1997, between ADM TRONICS UNLIMITED, INC., a corporation organized under the laws of the State of Delaware with offices at 224-S Pegasus Avenue, Northvale, New Jersey ("ADM"), such corporation sometimes referred to herein as "ADM", and JAMES C. WICKSTEAD, residing at 5 Cold Hill Road, Mendham, New Jersey 07945, THOMAS R. PETRIE, residing at 32 Deerhaven Lane, Newfoundland, New Jersey 07435, the foregoing individuals being sometimes collectively referred to herein as the "Shareholders".

                         W I T N E S S E T H:

     WHEREAS, ADM desires to purchase 100% of the outstanding corporate stock of Precision Assembly Corp.; and

     WHEREAS, James C. Wickstead and Thomas R. Petrie collectively own 100% of the outstanding stock of Precision Assembly Corp. (hereinafter referred to as "PAC").

     NOW THEREFORE, ADM and Shareholders in consideration of the premises and of the mutual provisions, agreements and covenants herein contained in accordance with the applicable statutes hereby agree as follows:

     ARTICLE 1.  PURCHASE OF SHARES

1.01 ADM agrees to purchase and Shareholders agree to sell all of the outstanding stock of Precision Assembly Corp. for the sum of $22,741.00 (Wickstead $20,466.90 and Petrie $2,274.10) and ADM shall pay as additional consideration a loan in the sum of $30,259.00 which is owed to James Wickstead Design Associates, Inc. all as set forth herein.
The respective sums of $22,741.00 and $30,259.00 shall be paid at closing by bank cashier's check or attorney trust account check. In addition, ADM shall guarantee the obligation to pay James C. Wickstead, a Shareholder, the sum of $72,500.00 as follows:

$50,000.00 at 8% payable in quarterly installments over two years payable on the 15th day of each quarter commencing January 1, 1998 and a balloon payment of $22,500.00 on January 1, 2000, all as set forth in a note attached hereto as Exhibit "A".

     ARTICLE 2.  SHAREHOLDER APPROVAL AND CLOSING DATE

2.01 Shareholder Approval. Meetings of the Shareholders of PAC, or the requisite actions without such meetings, shall be held or taken in accordance with the Business Corporation Law of the State of New
Jersey, in each case, among other things, to consider and vote upon the adoption and approval of the Agreement and the transactions contemplated hereby.

     The closing shall take place at 80 Broadway, Elmwood Park, New Jersey on or about November 26, 1997.

     ARTICLE 3.  REPRESENTATIONS AND WARRANTIES

          Representations and Warranties by the Shareholders

3.01. As a material inducement to ADM to execute and perform its obligations under this Agreement, each Shareholder represents and warrants to ADM, to the best of his or her information and belief, as follows:
                   Organization and Standing of PAC

     (a) PAC is a corporation duly organized and validly existing and in good standing under the laws of the State of New Jersey. It has all requisite corporate power and authority to carry on its business as now being conducted, there is no restriction that prevents shareholders from entering into this Agreement and carry out and perform the terms and provisions of this Agreement. PAC has no subsidiaries and, further, has no direct or indirect interest, either by way of share ownership or otherwise, in any other firm, corporation, association, or business. PAC is duly qualified, licensed, or domesticated and in good standing as a foreign corporation authorized to do business in each jurisdiction where the nature of its activities or the character of its properties make qualification, licensing, or domestication necessary.

          Capitalization and Indebtedness for Borrowed Money

     (b)(1) PAC is duly and lawfully authorized by its Certificate of Incorporation, as amended, to issue 10,000 shares of common stock no par value per share, of which 100 shares are now validly issued and outstanding. Further, PAC has no other authorized series or class of shares. All of PAC's outstanding shares have been duly authorized and validly issued and are fully paid and nonassessable.

     (b)(2) Except as noted in Paragraph 1.01, PAC is not currently liable on account of any indebtedness for borrowed money, except a bank loan in the sum of $39,798.50 from Chemical Bank (now known as Chase) which is current and no default has occurred. The loan shall continue and survive the transfer of shares; however, ADM shall use its best efforts to have all Shareholders' collateral released from said loan and Wickstead released from the guarantee, including, if required by the bank, the substitution of collateral satisfactory to the bank, and the substitution of ADM as guarantor.

     (b)(3) There are no outstanding subscriptions, options, warrants, calls, contracts, demands, commitments, convertible securities, or other agreements or arrangements of any character or nature whatever under which PAC is or may be obligated to issue or purchase shares.

                      Ownership of PAC's Shares

     (c) Each Shareholder severally for himself or herself is, and at the time of the transfer will be the lawful owner of the shares of PAC stock set opposite his or her name below, free and clear of all liens, claims, encumbrances, and restrictions of every kind. The schedule below contains a complete and accurate list of all of the Shareholders of PAC and its shares held by each. Each Shareholder has full legal right, power, and authority to sell, assign, and transfer his or her shares of PAC stock. The delivery of the shares to ADM pursuant to the provisions of this Agreement will transfer valid title to the shares, free and clear of all liens, encumbrances, claims and restrictions of any kind.

Name and Address
of Shareholder of                Number of
Corporation                      Shares

James C. Wickstead               90

Thomas R. Petrie                 10

                         Financial Statements
     (d) The Shareholders have furnished to ADM an unaudited Balance Sheet of the Corporation as of June 30, 1997 and the related Statement of Income and Retained Earnings for the Twelve Months Ended December 31, 1996.

     All financial statements mentioned in this subparagraph present fairly the financial condition of PAC at the date specified, and the results of PAC's operations for the period specified, and were prepared in accordance with generally accepted accounting principles applied on a basis consistent with prior accounting periods. Specifically, but not by way of limitation, the Balance Sheet disclosed all of the known debts, liabilities, and obligations of any nature (whether absolute, accrued, contingent, or otherwise known and whether due or to become due) of PAC at the date of the Balance Sheet and includes appropriate reserves for all taxes and other liabilities accrued or due at that date, but not yet payable. PAC owes no taxes based upon income for the calendar years up to and including 1996. All required tax returns of PAC have been accurately prepared and duly and timely filed. Any deficiencies or assessments resulting from any examinations by the Internal Revenue Service or other federal, state, or local taxing authorities have been duly paid or are properly reflected in the Balance Sheet. Shareholders represent that the corporation has filed as a subchapter "S" corporation. Shareholders shall timely file an income tax return and pay all income tax due up until the date of closing. Shareholders shall, if requested, submit satisfactory evidence of payment of said taxes. Shareholders represent that all salaries and payroll taxes through November 30, 1997 shall have been paid at time of closing.

                            Present Status

     (e)  PAC has not except as disclosed:

     (1) Incurred any obligations or liabilities, whether absolute, accrued, contingent, or otherwise, and whether due or to become due, except current liabilities incurred in the ordinary course of business, none of which adversely affects the business or prospects of PAC.

     (2) Discharged or satisfied any liens or encumbrances, or paid any obligation or liability, whether absolute, accrued, contingent, or otherwise, and whether due or to become due, other than current liabilities shown on the Balance Sheet and current liabilities incurred since the close of business on the date of the Balance Sheet, in each case in the ordinary course of business.

     (3) Declared or made any payment or distribution to its Shareholders or purchased or redeemed, or obligated itself to purchase or redeem, any of its shares or other securities.

     (4) Mortgaged, pledged, or subjected to lien or any other encumbrances or charges, any of its tangible or intangible assets.

     (5) Sold or transferred any of its assets except for inventory sold in the ordinary course of business, or canceled any debt or claim.

     (6) Suffered any damage, destruction, or loss (whether or not covered by insurance) affecting the properties, business, or prospects of PAC, or waived any rights of substantial value.

     (7) Entered into any transaction other than in the ordinary course of business.

     (8) Encountered any labor difficulties or labor union organizing activity or loss of key personnel that will adversely affect the business or prospects of the Corporation.

                              Litigation

     (f) There are no legal actions, suits, arbitrations or other legal or administrative proceedings pending or threatened against PAC that would affect it or its properties, assets, or business; and neither PAC nor any of the Shareholders is aware of any facts that to its or their knowledge might result in any action, suit, arbitration, or other proceeding that in turn might result in any material adverse change in the business or condition (financial or otherwise) of PAC or its properties or assets. PAC is not in default with respect to any judgment, order, or decree of any court or any government agency or instrumentality.

            Compliance with the Law and Other Instruments

     (g) The business operation of PAC has been and is being conducted in accordance with all applicable laws, rules, and regulations of all authorities. PAC is not in violation of, or in default under, any term or provision of its Certificate of Incorporation, as amended, or its By-laws, as amended, or of any lien, mortgage, lease, agreement, instrument, order, judgment, or decree, or subject to any restriction of any kind or character contained in any of the foregoing that materially and adversely affects in any way the business, properties, assets, or prospects of PAC, or that would prohibit the Shareholders from entering into this Agreement or prevent consummation of the exchange of securities contemplated by this Agreement.

                    Title to Properties and Assets

     (h) PAC has good and marketable title to all properties and assets, including without limitation those reflected in the Balance Sheet and those used or located on property controlled by PAC in its business (except assets sold in the ordinary course of business).
PAC's properties and assets are subject to no mortgage, pledge, lien, charge, security interest, encumbrance, or restriction except those that (i) are disclosed on the Balance Sheet as securing specified liabilities; (ii) are disclosed in the Schedule of Assets referred to in Subparagraph 3.01(i) of this Agreement; or (iii) do not materially and adversely affect the use of the assets. The buildings and equipment of PAC are in good condition and repair, reasonable wear and tear excepted. PAC has not been, to the knowledge of any officer of PAC or Shareholder, threatened with any action or proceeding under any building or zoning ordinance, regulation, or law. PAC is and has been engaged in the manufacture of electronic equipment products including but not limited to the Sonotron device. PAC's assets include its journals, trade secrets and methods of preparation, and manufacture of the Sonotron device. The manufacturing techniques for said products are confidential results of clinical research and testing PAC has caused to be conducted on said products over a period of years. The assets of PAC include goodwill built up by PAC in the course of testing and manufacturing with various authorities whose assistance and endorsement will enhance the marketing and sale of products. PAC leases a Minolta copier pursuant to an Equipment Lease Agreement dated July 31, 1996. PAC also leases the premises located at 185 Ridgedale Avenue, Cedar Knolls, New Jersey.

                          Schedule of Assets

     (i) Upon the signing of this agreement, the Shareholders will have delivered to ADM a separate Schedule of Assets, specifically referring to this subparagraph, containing:

     (1) A true and complete list of all agreements, drawings, records, research papers, marketing information, regulatory data, product research, supplier contacts, customer lists, electronic data and manufacturing know-how, equipment and machinery and information of any kind relating to manufacturing.

     (2) A true and complete legal description of all real properties in which PAC has a leasehold interest, together with a description of each indenture, lease, sublease, or any instrument under which PAC claims or holds the leasehold interest. PAC has valid leasehold interests in the listed properties and all listed instruments are in effect and enforceable according to their respective terms.

     (3) A true and complete list of accounts receivable and accounts payable.

     (4) A true and complete list of all capitalized machinery, tools, equipment, and rolling stock owned by PAC, setting forth all liens, claims, encumbrances, charges, restrictions, covenants, and conditions.

     (5) A true and complete description of all machinery, tools, equipment, and rolling stock held or used by the Corporation under lease, license, or similar arrangement, with a description of each indenture, lease, sublease, license, agreement, or other instrument pursuant to which those items are held or used by PAC. PAC has valid leasehold interests in the described properties and the listed instruments are in effect and are enforceable according to their respective terms.

     (6) A true and complete list of all patents, patent applications, patent licenses, trademarks, trademark registrations and applications, trade names, copyrights and copyright registrations and applications owned by PAC. (Omit) (none owned by PAC).

     (7) A complete schedule of all fire and other casualty and liability policies of PAC in effect at the time of delivery of the schedule.

     (8)  A detailed list of inventory with costs and source of supply.

     (9) Copies of all license and manufacturing agreements (i.e., The Knott Hemo Irradiation) on any devices produced or owned by the company.

     (10) Copies of all patents or patent applications owned, assigned or leased by PAC. (Omit - none owned by PAC).

                      Patent and Related Rights

     (j) To the knowledge of any Shareholder, PAC is not infringing upon or otherwise acting adversely to any copyrights, trademarks, trademark rights, patents, patent rights, or licenses owned by any person or persons, and there is no claim or infringement or any pending or threatened action with respect to any claim of infringement. Except with respect to a certain License Agreement between PAC and the Foundation for Blood Irradiation, Inc. dated September 23, 1996 (respecting the "Knott Blood Irradiation Device"), and a certain Licensing Agreement between PAC and Mankind Research Foundation, Inc. dated December 4,1996 (respecting the "Ovulometer Device"), and a certain Licensing Agreement between PAC and Mankind Research Foundation, Inc. dated December 4, 1996 (respecting the "Glucose Level Analyzer Device"), PAC is not obligated or under any liability whatever to make any payments by way of royalties, fees, or otherwise to any owner, licensor of, or other claimant to, any patent, trademark, trade name, copyright, or other intangible assets, with respect to the use of any of those assets in connection with the conduct of its business or otherwise.

                       Creditor's Arrangements

     (k) PAC has not made any assignment for the benefit of creditors, and no involuntary or voluntary petition in bankruptcy has been filed by or against PAC.

                   Contracts and Other Obligations

     (l) PAC is not a party to, or otherwise bound by any written or oral:

     (1) Contract or agreement not made in the ordinary course of business.

     (2) Employment or consultant contract that is not terminable at will without cost or other liability to the Corporation or any successor.

     (3)  Contract with any labor union.

     (4) Bonus, pension, profit-sharing, retirement, share purchase, stock option, hospitalization, group insurance, or similar plan providing employee benefits other than group health and group life insurance.

     (5) Lease with respect to any property, real or personal, whether as lessor or lessee, other than the lease for the premises at 185
Ridgedale Avenue, Cedar Knolls, New Jersey and the lease with respect to the Minolta copier as stated herein.

     (6) Advertising contract or contract for public relations services.

     (7)  Purchase, supply, or service contracts.

     (8) Deed of trust, mortgage, conditional sales contract, security agreement, pledge agreement, trust receipt, or any other agreement or arrangements whereby any of the assets or properties of PAC are subjected to a lien, encumbrance, charge, or other restriction.

     (9) Contract or other commitment continuing for a period of more than thirty (30) days that is not terminable without cost or other liability to PAC or its successors other than as referred to herein.

     (10) Contract for good or services sold that (i) contains a redetermination of price or similar type of provision; or (ii) provides for a fixed price.

PAC has in all respects performed all obligations required to be performed by it to date and is not in material default under any of the contracts, agreements, leases, documents or other arrangements to which it is a party or by which is otherwise bound. All parties with whom PAC has contractual arrangements are in compliance with their contracts and are not in default. All accounts receivable and notes receivable of PAC are due and payable and are free from any defenses, offsets, claims or counterclaims. ADM acknowledges a First Amendment of Lease with respect to the Ridgedale premises.

                       Changes in Compensation

     (m) Since the inception of PAC, there has not been any general pay increase to employees or any change in the rate of compensation, commission, bonus, or other remuneration payable to any officer, employee, director, agent, or Shareholder of PAC greater than that shown on the books and records of PAC.

                             Inventories

     (n) Since July 1, 1997 PAC has continued to replenish its inventories in a normal and customary manner consistent with prior and prudent practice prevailing in the business of PAC, and will continue to do so until the closing.

                               Records

     (o) The books of account, minute books, share certificate books, and share transfer ledgers of PAC are complete and correct, and there have been no transactions involving the business of PAC that properly should have been set forth in those books, other than those set forth in those books.

                          Brokers or Finders

     (p) All negotiations on the part of the Shareholders relative to this Agreement and the transaction contemplated in this Agreement have been carried on by the Shareholders without the intervention of any person in a manner giving rise to any valid claim against PAC or ADM for a brokerage commission, finder's fee, or similar payment. Any claim for a brokerage commission, finder's fee, or similar payment shall be a liability of the Shareholders and not ADM or PAC.

                 Absence of Certain Changes or Events

     (q) Since its inception, there has not been any material and adverse change in, or event or condition materially and adversely affecting, the condition (financial or otherwise), properties, assets, liabilities, or, to the knowledge of any Shareholder, the business or prospects of PAC.

                      Organization and Standing

     (r) ADM is a corporation duly organized, validly existing, and in good standing under the laws of the State of Delaware. It has all requisite corporate power and authority to carry on its business as now being conducted, to enter into this Agreement and carry out and perform the terms and provisions of this Agreement.

                           Authority of ADM

     (s) The execution, delivery, and performance of this Agreement have been duly authorized by all requisite corporate action. This Agreement constitutes a valid and binding obligation of ADM in accordance with its terms (except as limited by bankruptcy, insolvency, or other laws affecting the enforcement of creditors' rights). No provision of the Certificate of Incorporation (as amended), by-laws (as amended), minutes, or share certificates of ADM, or of any contract that binds ADM, prevents it from purchasing the stock in the manner contemplated in this Agreement.

                               Brokers

     (t) All negotiations on the part of ADM relative to this Agreement and the transaction contemplated in this Agreement have been carried on by ADM without the intervention of any person in a manner giving rise to any valid claim against the Shareholders for a brokerage commission, finder's fee, or similar payment.

     ARTICLE 4.  ACTIONS AND OBLIGATIONS OF THE SHAREHOLDERS
                    BEFORE AND AFTER THE CLOSING.

           Actions of the Shareholders Prior to the Closing

4.01. Each of the Shareholders covenants with ADM that from the date of this Agreement to and including the closing:

                    Correct as the Effective Date

     (a) Each representation and warranty of the Shareholders set forth in Paragraph 3.01 of this Agreement shall be true and correct as of the closing, to the best of his or her information and belief.

                              Operations

     (b) Except with the prior written consent of ADM to the contrary, Shareholders and PAC will:

     (1) Conduct its affairs and business only in the ordinary course of business.

     (2) Not create or incur any liabilities other than current liabilities incurred in the ordinary course of business.

     (3) Not create or incur, or allow to exist, any mortgage, lien, pledge, hypothecation, charge, encumbrance, or restriction of any kind.

     (4) Not make or become a party to any contract or commitment, or renew, extend, amend, or modify any contract or commitment, except in the ordinary course of business.

     (5) Not make any capital expenditures or capital additions or betterments except as may be involved in ordinary repairs, maintenance and replacements.

     (6) Not enter into any contract or commitment except in the ordinary course of business, pursuant to which it will be obligated to expend, or be entitled to receive, any monetary amount.

     (7) Maintain its assets and properties in good condition and repair, and not sell or otherwise dispose of any of its assets or properties, except sales out of inventory in the ordinary course of business.

     (8) Not declare or pay a dividend on or make any other distribution upon, or purchase, retire, or redeem, any of its shares, or set aside any funds for any similar purpose.

     (9) Not issue or sell or obligate itself to issue or sell any additional shares, whether or not the shares have been previously authorized or issued or issue or sell any warrants, rights, or options to acquire any of its shares, or acquire any shares of any corporation or any interest in any business enterprise.

     (10) Not amend its Certificate of Incorporation or by- laws.

     (11) Not pay or agree to pay, conditionally or otherwise, any bonus, extra compensation, pension, or severance pay to any director, Shareholder, officer, consultant, agent, or employee under any pension plan or otherwise or increase the compensation paid by it to any officer, director, agent, consultant, or employee.

     (12) Not discharge or satisfy any lien charge or encumbrance, or pay any obligation or liability, absolute or contingent, except current liabilities shown on the Balance Sheet dated June 30, 1997 or current liabilities incurred since that date in the ordinary course of business.

     (13) Preserve its business organization intact and use its best efforts to retain its present officers and employees.

     (14) Use its best efforts to preserve the goodwill of its suppliers, customers, and those having business relations with it.

     (15) Keep its insurable properties and assets insured in accordance with present practice.

     (16) Maintain, keep and preserve all of its properties and assets in a good condition and state of repair.

     (17) Not merge or consolidate, or obligate itself to do so, with or into any other entity.

     (18) Not enter into any transactions or take any acts that, if effected or performed prior to the date of this Agreement, would constitute a breach of the representations, warranties, and agreements contained in this Agreement.

     (19) Not institute, settle, or agree to settle any action or proceeding before any court or governmental body.

                          Access to Records

     (c) PAC will afford ADM, its representatives, counsel, agents, and employees, at all reasonable times and in a manner and under circumstances that will not cause unreasonable interference with the operation of PAC's business, access to all of the properties of PAC and its books, files, records, insurance policies, and other corporate books and records, for the purpose of audit, inspection, and examination, and will do, and cause PAC to do, everything reasonable necessary to enable ADM to make a complete examination of the assets and properties of PAC. No examination, however, shall constitute a waiver or relinquishment on the part of ADM of its right to rely upon the covenants, representations, and warranties made by the Shareholders in the provisions of this Agreement.

                             Consultation

     (d) Each of the Shareholders will consult with ADM at all times up to and including the closing with respect to the operation and conduct of PAC's business, provided that neither PAC shall not incur any liability to anyone as a result of the advice or suggestions offered to any of the Shareholders in this connection. James C. Wickstead and/or Thomas R. Petrie shall, for a period of 90 days after the closing date, provide such assistance, information, advice and consultations, in person or by telephone, as shall be reasonably required by ADM so that ADM can become familiar with the various documents and operations of PAC.

                         Shareholders' Shares

     (e) No Shareholder will create or incur, or suffer to exist, any mortgage, lien, pledge, hypothecation, charge, encumbrance, or restriction of any kind on PAC's shares that will be assigned, transferred, and delivered to ADM, on the closing.

     ARTICLE 5.  CONDITIONS PRECEDENT TO OBLIGATIONS OF ADM

5.01. Except as may be waived in writing by the President, all of the obligations of ADM under this Agreement are subject to fulfillment, prior to the closing, of each of the following conditions:

                          No Material Errors

     (a) The representations and warranties of the Shareholders in this Agreement shall be deemed to have been made again on the Closing Date and shall then be true and correct, subject to any changes contemplated by this Agreement, and ADM shall not have discovered any material error, misstatements, or omission in this Agreement.

                      Compliance With Agreement

     (b) Each Shareholder shall have performed and complied with all agreements or conditions required by this Agreement to be performed and complied with by him or her prior to or on the Closing Date.

                     Certificate of Shareholders

     (c) Each Shareholder shall have delivered to ADM a certificate, dated the Closing Date, executed by the Shareholders certifying in such details as ADM may reasonably request, to the fulfillment of the conditions specified in Subparagraph (a) and (b) of this Paragraph.

                          Counsel's Opinion

     (d) The Shareholders shall have delivered to ADM an opinion of counsel for the Shareholders dated t
        Nature and Survival of Representations and Warranties

6.01. All statements of fact contained in this Agreement, any certificate, the Schedule of Assets delivered pursuant to Subparagraph 3.01(i), or any letter, document, or other instrument delivered by or on behalf of the Shareholders and its respective officers, pursuant to the terms of this Agreement shall be deemed representations and warranties made by the Shareholders. For purposes of this Paragraph 6.01, any party or other person seeking to enforce, or claiming the benefit of, any representation and warranty under this Agreement is called a Claimant, and any party or other person against whom a right is claimed is called a Defendant. All representations and warranties of the parties shall survive the Closing.

                   Indemnification by Shareholders

6.02. Shareholders, jointly and severally, shall, and hereby agree to, indemnify and hold ADM and PAC harmless at all times from and after the date of this Agreement against and with respect to any damages. Damages, as used in this paragraph, shall include any claim, action, loss, cost, expense, liability, penalty, or damage, including without limitation attorneys' fees and other costs and expenses incurred in investigating or in attempting to avoid damages or oppose the imposition of damages, resulting to ADM or PAC from (1) any inaccurate representation made by or on behalf of the Shareholders, or any of them, in or pursuant to this Agreement; (2) breach of any of the warranties made by or on behalf of the Share holders, or any of them, in or pursuant to this Agreement; and (3) breach or default in performance by the Shareholders, or any of them, of any of the obligations that are to be performed by the Share holders under this Agreement, and shall comprise (without, however, limiting the generality of the foregoing):

              Liabilities Not Included in Balance Sheet

     (a) The amount of any liability of PAC, including contingent liabilities, whether or not asserted against it at the Closing Date, relating to the conduct of business of PAC, that is not included among or reflected in the liabilities shown on the Balance Sheet, or any portion of any liability that is not included.

                                Taxes

     (b) The amount by which provision for and reserves with respect to franchise, income, excess profits, shares, unemployment insurance, Social Security, and other taxes (federal, state, or local) set forth in the Balance Sheet, are inadequate.

                          Undisclosed Liens

     (c) The amount of any undisclosed lien or encumbrance existing on the Effective Date with respect to the property included in the assets reflected in the Balance Sheet.

         Excess of Liability Over Value of Property Received
     (d) The amount by which any liability incurred by the Corporation other than in the ordinary course of business exceeds the fair value of the property, assets, or rights received by the Corporation in return for the imposition of the liability.

                           Litigation Costs

     (e) Costs and expenses of all actions, suits, proceedings, demands, assessments, claims, and judgments arising out of or in any way related to any of the items listed in Subparagraphs (a) through (c) of this Paragraph 6.02.

Shareholders shall reimburse ADM (or PAC if ADM requests) on demand for any payment made by ADM or by PAC at anytime after the Closing Date, based on the judgment of any court or pursuant to a bona fide compromise or settlement of legal claims, with respect to any damages to which the foregoing indemnity relates.

                               Expenses

6.3. Shareholders will pay all expenses incurred by them in connection with and arising out of this Agreement and the trans actions contemplated by this Agreement, including, without limitation, all fees of their counsel. Whether or not this Agreement is terminated, each party shall bear its, his or her own expenses incurred in connection with this Agreement and in the preparation for and the consummation of the transactions contemplated by this Agreement.

     ARTICLE 7.  TERMINATION

                            Circumstances

7.01 This Agreement may be terminated at any time prior to the Closing Date notwithstanding the approval of the Shareholders or directors of either of the corporations:

     (a) By mutual consent of the Board of Directors of the corporations.

     (b)  At
        Nature and Survival of Representations and Warranties

6.01. All statements of fact contained in this Agreement, any certificate, the Schedule of Assets delivered pursuant to Subparagraph 3.01(i), or any letter, document, or other instrument delivered by or on behalf of the Shareholders and its respective officers, pursuant to the terms of this Agreement shall be deemed representations and warranties made by the Shareholders. For purposes of this Paragraph 6.01, any party or other person seeking to enforce, or claiming the benefit of, any representation and warranty under this Agreement is called a Claimant, and any party or other person against whom a right is claimed is called a Defendant. All representations and warranties of the parties shall survive the Closing.

                   Indemnification by Shareholders

6.02. Shareholders, jointly and severally, shall, and hereby agree to, indemnify and hold ADM and PAC harmless at all times from and after the date of this Agreement against and with respect to any damages. Damages, as used in this paragraph, shall include any claim, action, loss, cost, expense, liability, penalty, or damage, including without limitation attorneys' fees and other costs and expenses incurred in investigating or in attempting to avoid damages or oppose the imposition of damages, resulting to ADM or PAC from (1) any inaccurate representation made by or on behalf of the Shareholders, or any of them, in or pursuant to this Agreement; (2) breach of any of the warranties made by or on behalf of the Share holders, or any of them, in or pursuant to this Agreement; and (3) breach or default in performance by the Shareholders, or any of them, of any of the obligations that are to be performed by the Share holders under this Agreement, and shall comprise (without, however, limiting the generality of the foregoing):

              Liabilities Not Included in Balance Sheet

     (a) The amount of any liability of PAC, including contingent liabilities, whether or not asserted against it at the Closing Date, relating to the conduct of business of PAC, that is not included among or reflected in the liabilities shown on the Balance Sheet, or any portion of any liability that is not included.

                                Taxes

     (b) The amount by which provision for and reserves with respect to franchise, income, excess profits, shares, unemployment insurance, Social Security, and other taxes (federal, state, or local) set forth in the Balance Sheet, are inadequate.

                          Undisclosed Liens

     (c) The amount of any undisclosed lien or encumbrance existing on the Effective Date with respect to the property included in the assets reflected in the Balance Sheet.

         Excess of Liability Over Value of Property Received
     (d) The amount by which any liability incurred by the Corporation other than in the ordinary course of business exceeds the fair value of the property, assets, or rights received by the Corporation in return for the imposition of the liability.

                           Litigation Costs

     (e) Costs and expenses of all actions, suits, proceedings, demands, assessments, claims, and judgments arising out of or in any way related to any of the items listed in Subparagraphs (a) through (c) of this Paragraph 6.02.

Shareholders shall reimburse ADM (or PAC if ADM requests) on demand for any payment made by ADM or by PAC at anytime after the Closing Date, based on the judgment of any court or pursuant to a bona fide compromise or settlement of legal claims, with respect to any damages to which the foregoing indemnity relates.

                               Expenses

6.3. Shareholders will pay all expenses incurred by them in connection with and arising out of this Agreement and the trans actions contemplated by this Agreement, including, without limitation, all fees of their counsel. Whether or not this Agreement is terminated, each party shall bear its, his or her own expenses incurred in connection with this Agreement and in the preparation for and the consummation of the transactions contemplated by this Agreement.

     ARTICLE 7.  TERMINATION

                            Circumstances

7.01 This Agreement may be terminated at any time prior to the Closing Date notwithstanding the approval of the Shareholders or directors of either of the corporations:

     (a) By mutual consent of the Board of Directors of the corporations.

     (b)  At the election of the Board of Directors of ADM if:

     1. Any material litigation or proceeding shall be instituted or threatened against PAC, or any of its assets, that, in the opinion of the Board of Directors, render the purchase of shares inadvisable or undesirable.

     2. Any legislation shall be enacted that, in the opinion of the Board of Directors, render the purchase inadvisable or undesirable.

     3. Between the date of this Agreement and the Closing Date, there shall have been, in the opinion of the Board of Directors, any material adverse change in the business or condition, financial or otherwise, of PAC.

     (c) At the election of the Board of Directors, if without the prior consent in writing of ADM, PAC shall have:

     1. Declared or paid a cash dividend on its common stock, or declared or paid any other dividend or made any other distribution on its shares.

     2.  Created or issued any indebtedness for borrowed money.

     3. Entered into any transaction other than those involved in carrying on its business in the usual manner.

                Notice of and Liability on Termination

7.02 If an election is made to terminate this Agreement and abandon the purchase:

     (a) The President, any Vice-President or any officer appointed for such purpose of ADM shall give immediate written notice of the election to PAC.

     (b) On the giving of notice as provided in Subparagraph (a), this Agreement shall terminate and the proposed purchase of PAC shares shall be abandoned, and except for payment of its own costs and expenses incident to this Agreement, there shall be no liability on the part of either ADM or PAC as a result of the termination and abandonment.

     ARTICLE 8.  INTERPRETATION AND ENFORCEMENT

                          Further Assurances

8.01 PAC and Shareholders agree to from time to time, as and when requested by ADM or by its successors or assigns, that they will execute and deliver or cause to be executed and delivered deeds, certificates and other instruments. PAC and Shareholders further agree to take or cause to be taken any further or other actions as ADM may deem necessary or desirable to vest in, to perfect in, or conform of record or otherwise to ADM title to and possession of all the property, rights, privileges, powers, and franchises referred to in this Agreement, and otherwise to carry out the intent and proposes of this Agreement.

8.02  Shareholders shall immediately after execution of this agreement:

     (a) File all final tax returns (state, federal, local, corporate, franchise taxes and the like) and annual reports and pay all taxes, impositions and fees due thereon.

     (b) Obtain all necessary tax clearance certificates and consent of the State Tax Commission and all other documents and clearance certificates required for this transaction.

     (c) In the event that Shareholders do not commence to perform as noted in Paragraph 6.02 (a) and (b), and do not continue without delay, then in such event ADM shall serve notice of same and if not reasonably resolved between ADM and Shareholders, ADM shall have the option of performing same at the cost and expense of Shareholders.

                    Entire Agreement; Counterparts

8.03 This Agreement and the exhibits to this Agreement contain the entire agreement between the parties with respect to the contemplated transaction. This Agreement may be executed in any number of counterparts, all of which taken together shall be deemed one original.

                           Controlling Law

8.04 The validity, interpretation, and performance of this Agreement shall be governed by, construed, and enforced in accordance with the laws of the State of New Jersey. Any legal proceedings arising out of this Agreement shall be venued in the State of New Jersey.

     ARTICLE 9.
                         Amendment and Waiver

9.01. This Agreement may be amended or modified at any time and in all respects, but only by an instrument in writing executed by the President of ADM and Shareholders. Either ADM or Shareholders may, with the written consent of the other, in writing:

                          Extension of Time

     (a) Extend the time for the performance of any of the obligations of ADM, PAC, or Shareholders.

                         Waiving Inaccuracies

     (b) Waive any inaccuracies and representations by ADM, PAC, or Shareholders contained in this Agreement or any document delivered pursuant to this Agreement.

                  Waiving Compliance With Covenants

     (c) Waive compliance by ADM, PAC, or Shareholders with any of the covenants contained in this Agreement and performance of any obligations by them.

              Waiving Fulfillment of Condition Precedent

     (d) Waive the fulfillment of any condition that is precedent to any performance required of the party making the waiver.

                              Assignment

9.02. Neither this Agreement nor any right created by this Agreement shall be assignable by the Shareholders (or their successors in interest) without the prior written consent of ADM, except by the laws of succession.

     Nothing in this Agreement, expressed or implied, is intended to confer upon any person, other than the parties to this Agreement and their successors, any rights or remedies under or by reason of this Agreement.

                               Notices

9.03. Any notice, communication, request, reply, or advice, severally and collectively called "notice", provided or permitted under this Agreement to be given, made or accepted by any party to any other party must be in writing and may be given or be served by depositing it in the United States mail, addressed to the party to be notified, postage prepaid and registered or certified with return receipt requested, or by delivery it in person to an officer of the party to be notified. Notice deposited in the mail in the manner described in this paragraph shall be effective only if and when received by the party to be notified. For purposes of notice the addresses of the parties shall, until changed as provided below, be as follows:

     (a)  If to ADM:

     Andre Di Mino, 224 S. Pegasus Avenue, Northvale, N.J. with a copy to:

     S. Robert Princiotto, 80 Broadway, Elmwood Park, N.J. 07407 or at any other address that the Purchaser may have advised the Shareholders in writing.

     (b)  If to PAC or Shareholders to:

     Their address as stated in this Agreement with a copy to:

     Andrew M. Kimmel, 185 Ridgedale Ave., Cedar Knolls, N.J. 07927, or at any other address that PAC or the Shareholders may have advised ADM of in writing.

                     Paragraph and Other Headings

9.04. Paragraph and other headings contained in this Agreement are for reference purposes only and shall not affect in any way the meaning or interpretation of this Agreement.

                             Severability

9.05. In the event that any one or more of the provisions contained in this Agreement shall for any reason be held to be invalid, illegal, or unenforceable in any respect, the invalidity, illegality, or unenforceability shall not affect any other provisions of this Agreement, but this Agreement shall be construed as if the invalid, illegal, or unenforceable provisions had never been contained in it.

                         Parties In Interest

9.06. All the terms and provisions of this Agreement shall be binding upon and inure to the benefit of and be enforceable by the parties and their successors and assigns.

                         Integrated Agreement

9.07. This Agreement constitutes the entire agreement among the parties, and there are no agreements, understanding, restrictions, warranties, or representations among the parties other than those set forth or provided for in this Agreement.

     IN WITNESS WHEREOF, the parties have executed this Agreement on November 26, 1997, at Elmwood Park, New Jersey.


ADM TRONICS UNLIMITED, INC.

By: \s\Andre' Di Mino, Exceutive Vice President


SHAREHOLDERS

\s\JAMES C. WICKSTEAD

\s\THOMAS R. PETRIE


EXHIBIT 10.11

                        EMPLOYMENT CONTRACT

     Agreement made November 26, 1997, between PRECISION ASSEMBLY
CORP., hereinafter referred to as "PAC", and THOMAS R. PETRIE, hereinafter referred to as the employee.

     In consideration of the mutual covenants PAC and the employee agree as follows:

                            SECTION ONE
                         DUTIES OF EMPLOYEE

     PAC hereby agrees to employ he employee in the position of President of PAC and as Chief Engineer of PAC and the employee hereby accepts such employment. Employee shall perform the duties of President of PAC subject to the general supervision and pursuant to the orders, advice and direction of PAC. Employee shall perform such other duties as are customarily performed by one holding such a position in other, same or similar businesses or enterprises as the engaged in by the corporation, and shall also additionally render such other related services and duties as may be assigned to him from time to time by PAC.
                            SECTION TWO
                            BEST EFFORTS

     Employee agrees that he will at all times faithfully, industriously and to the best of his ability, experience and talents, perform all of the duties that may be required of and from him pursuant to the express and implicit terms hereof, to the reasonable satisfaction of PAC.

                           SECTION THREE
                         TERM OF EMPLOYMENT

     The term of this agreement shall be a period of five (5) years commencing on the closing, and terminating December 31, 2002, subject, however, to prior termination as hereinafter provided. This agreement is contingent upon the sale of all of the outstanding stock of PAC to ADM Tronics Unlimited, Inc.
                            SECTION FOUR
                            TERMINATION

     In the event of any material violation by the employee of any of the terms of this contract PAC may terminate employment without notice and with payment only to the date of such termination. It is further agreed that any breach or evasion of any of the terms of this contract by either party hereto will result in immediate and irreparable injury to the other party and will authorize recourse to injection and/or specific performance as well as to all other legal or equitable remedies to which such injured party may be entitled hereunder.
                            SECTION FIVE
                            COMPENSATION

     PAC shall pay employee, and employee shall accept from PAC in full payment for the employee's services hereunder, compensation as follows:

     1.An annual base compensation of $75,000 (hereinafter referred to as base compensation), payable in accordance with the method of payment for other employees as determined by the Board of Directors (currently two times per month). Employment commences December 1, 1997.

     2.Base compensation shall be adjusted annually as necessary or desirable by the Board of Directors of PAC in their sole and absolute discretion.

     3.Employee shall receive a bonus payable as soon as practical and if possible within 60 days after the close of the fiscal year or calendar year as follows.
     (a) Three (3%) percent of the first $200,000.00 of net income
     (b) Four (4%) percent of net income above $200,000.00 and up to
         $400,000.00
     (c )Five (5%) percent of net income above $400.000.00 and up to $1,000,000.00.

     4.The Board of Directors of PAC shall review whether or not it can obtain stock options agreements from any affiliated company for the benefit of employee, however, nothing in this agreement shall require PAC to obtain said agreements.

     For the purpose of calculating the bonus referred to in this Section Five, Paragraph 3, net income shall be determined in accordance with generally accepted accounting principles applied on a basis consistent with prior accounting periods.

                            SECTION SIX
                        TERMINATION BY DEATH

     If employee dies before his employment with PAC is otherwise terminated, the payments to which he would then have been entitled until the date of his death shall be paid in the same manner as called for herein.




                           SECTION SEVEN
                        NON-TRANSFERABILITY

     This is a personal agreement. Employee's rights hereunder may not be sold, transferred, assigned, pledged or hypothecated.
                           SECTION EIGHT
                            SEVERABILITY

     All agreements and covenants contained herein are severable,. And in the event any of them, with the exception of those contained in SECTIONS ONE and FOUR hereof, shall be held to be invalid by any competent court, this contract shall be interpreted as if such invalid agreements or covenants were not contained herein.
                            SECTION NINE
                           CHOICE OF LAW

     It is the intention of the parties hereto that this agreement and the performance hereunder and all suits and special proceedings hereunder to construed in accordance with and under and other proceeding that may be brought arising out of, in connection with, or by reason of this agreement, the laws of the State of New Jersey shall be applicable and shall govern to the exclusion of the law of any other forum. Without regard to the jurisdiction in which any action or special proceeding may be instituted.

                            SECTION TEN
                    EMPLOYEE'S RESPONSIBILITIES

     (a) Employee shall exert his best efforts to manage the business of PAC and perform such other duties as necessary.

     (b) Employee shall furnish, as it develops, if requested by PAC, the following information to company:

     1. Current activities of employee by report.

     2. Technical issues and the current developments of any products of PAC or its subsidiaries.

     3. Information on production.

     4. Contents of all correspondence concerning sale or processing of orders.

     5. All complaints, comments and critical remarks pertaining to manufacturing.

     6. Any and all other information required by PAC.

     (c) Employee shall maintain and will continue to strive to furnish maximum service for PAC and it subsidiaries.

Service to PAC shall include, but shall mot be limited to the following:

     1. Regular attendance at all meeting , when possible.

     2. Communication with customers, other employees, distributors, and management.

     3. Visits to customers and distributors as may be necessary.

     4. Maintenance of adequate contact with customers.

     5. Cooperation with customers carrier personnel, both in service and sales.

     6. Investigation and handling off warranty claims, service problems and complaints.

     7. Prompt handling of inquiries, correspondence, and orders.

     8. Stimulation of customers who are slow in paying.

     9. Speedy follow-up of all inquiries received from PAC or distributors.

     10. Following of all rules and regulations established by PAC employees.

     11. Working the number of hours per week necessary to perform the duties and responsibilities of this contract in a highly professional manner but not less than 40 hours per week.

     12. Marketing of PAC's products and services.

     13. New product research.

     14. New product development.

     15. Exploration of new business opportunities.
                           SECTION ELEVEN
                              EXPENSES

     Employee shall pay all of his own expenses in connection with the agreement. The only obligation of PAC is to pay the application compensation in this agreement, In addition, employee shall receive the same group medical insurance coverage and retirement benefits offered to the highest senior level employee of PAC as permitted by law.

                           SECTION TWELVE
                        EMPLOYEE'S AUTHORITY

     Employee shall have no right or authority, either express or implied, to assume or create, on behalf of PAC, any obligation or responsibility of any kind or nature. Employee shall not develop a new product without PAC's consent can be withheld by PAC in its sole discretion. Any new products or enhancements to products are the property of PAC.

                          SECTION THIRTEEN
                          INDEMNIFICATION

     Employee agrees to indemnify PAC, its agent, and employees, against all claims, damages, losses, and expenses, including reasonable attorneys' fees arising out of fraudulent, intentional, malicious, criminal or dishonest acts caused in whole or in part by employee, of\r that of anyone employed by employee, to the extend not covered by insurance.
                          SECTION FOURTEEN
                            MODIFICATION

     This agreement may be mofidifed by a written amendment executed by each of the parties to the agreement.

                          SECTION FIFTEEN
                             SUB-AGENT

     Employee is not permitted to appoint a sub-agent or hire other employees, agents or independent contracts.

                          SECTION SIXTEEN
                        USE OF COMPANY NAME

     Employee shall have no right to use the PAC name or that of its parent company in such a way as to make the company liable for any expense of any kind. PAC must be consulted and its instructions followed in each case where the employee desire to use the PAC name for any reason.



                         SECTION SEVENTEEN
                         OFFICE FACILITIES

     PAC shall operate and maintain facilities, and shall provide at its cost equipment, desks and supplies, suitable to employee's position and adequate for the performance of his duties. Employer shall also supply and pay for other expenses reasonably needed in connection with employee's services at PAC's sole discretion.

                          SECTION EIGHTEEN
                         RECORDS AND FILES

     All file records, charts, drawings, statement, invoices, prototype, schematics and files of any kind including current and future shall belong to the and remain the property of PAC. On termination of employment, employee shall not be entitled to keep or reproduce PAC's records or information related to any matter.

                          SECTION NINETEEN
                              VACATION

     Employee shall be entitled to an annual vacation of two weeks. Without PAC's consent, vacation time may not be accumulated but must be taken in the year earned. Employee's vacation will be scheduled at those times most convenient to PAC's business. In addition, employee shall be allowed time each year to attend professional meetings or seminars at employee's cost; provided that attendance at such meetings or seminars shall be planned for minimum interference with the business of PAC and approved by PAC.

                           SECTION TWENTY
                           DEATH BENEFITS

There are not death benefits provided by PAC.

                         SECTION TWENTY-ONE
                            TERMINATION

This contract shall be terminated immediately:

     1. If employee becomes disqualified to be employed as President;

     2. On the death of the employee;

     3. If employer and employee shall mutually agree in writing to termination;

     4. If employee is sick or unable to work or fails to come to the office for normal working hours for 20 business days or more during any 12 month period.

     5. If employee fails or refuses to faithfully or diligently perform the duties of his employment and the provisions of this agreement.

     Upon termination, no payment shall be made by PAC except as expressly provided herein.

                         SECTION TWENTY-TWO
                          DATA SAFEGUARDS

     All written information submitted by any customer, all computer generation information and all files, and other information which is referred to herein as proprietary information, will; be safeguarded by employee. It shall not be copied or otherwise reproduced, nor distributed by employee.

                        SECTION TWENTY-THREE
                         PROPRIETARY RIGHTS

     All inventions, specifications, applications, habits, customer lists, computer generated information, customer information, techniques, prototypes, schematics, drawings and ideas utilized or developed by employee in connection with this agreement are and shall remain the sole property of PAC.

                        SECTION TWENTY-FOUR
                            ARBITRATION

     All claims, demands, disputes, controversies, and differences that may arise between the parties under his agreement shall be settled by arbitration except for injunctive relief. The costs and expenses of the arbitrators shall be borne equally between the employer and the employee. Any action for injunctive relief shall be venued in the Superior Court of New Jersey, Bergen County. All arbitration shall be governed by New Jersey Statues and shall be administered through the American Arbitration Association. Arbitration shall be decided by a panel of three arbitrators selected by American Arbitration procedure. All arbitration proceedings shall take place in Bergen County, New Jersey.





                        SECTION TWENTY-FIVE
                             DISABILITY

     There shall be mo payments made in the event of the disability or failure to work. PAC shall not be obligated to provide disability coverage, except as may be required by law.

                         SECTION TWENTY-SIX
                        RESTRICTIVE COVENANT

     For and in consideration of this agreement, employee agrees to execute a trade secret, non-disclosure and restrictive covenant in the form attached hereto as EXHIBIT A.

                        SECTION TWENTY-SEVEN
                   ENTIRE CONTRACT BINDING EFFECT

     This agreement constitutes the entire contract between the parties.

                        SECTION TWENTY-EIGHT
                         BOARD OF DIRECTORS

     Employee shall, until termination of this agreement, participate as a member of the Board of Directors or PAC.

                        SECTION TWENTY-NINE
                         AUTOMOBILE EXPENSE


     As additional compensation, employee shall receive an automobile allowance of $375.00 payable monthly commencing January 1998.

     This agreement shall be binding on the heirs, executors, trustees and administrators of employee and shall be binding upon the inure to the benefit of the heirs, successors and assigns of PAC.

By:\s\THOMAS R. PETRIE, Employee


PRECISION ASSEMBLY CORP.
By: \s\ANDRE' DI MINO, President





EXHIBIT 10.12



                      ASSET PURCHASE AGREEMENT

                               among

                     ELECTROPHARMACOLOGY, INC.,

                                and

                    ADM TRONICS UNLIMITED, INC.

                                and

               AA NORTHVALE MEDICAL ASSOCIATES, INC.

                               dated

                            May 27, 1998

                      ASSET PURCHASE AGREEMENT

  This Asset Purchase Agreement (this "Agreement") is entered into this 27th day of May 1998, by and among Electropharmacology, Inc., a Delaware corporation ("Seller"), AA Northvale Medical Associates, Inc., a New Jersey corporation ("Purchaser") and ADM Tronics Unlimited, Inc., a Delaware corporation ("ADM").

                        W I T N E S S E T H:

  WHEREAS, Seller has been engaged, among other things, in the business of developing, manufacturing, selling and renting the SofPulse, as hereinafter defined; and

  WHEREAS, Seller desires to transfer to Purchaser, and Purchaser desires to acquire from Seller certain of the assets associated with the development, manufacture, sale and rental of the SofPulse as specified herein, for the consideration and on the terms and conditions herein set forth.

  NOW THEREFORE, in consideration of the foregoing and of the mutual covenants and agreements contained herein, the parties hereto covenant and agree as follows:


                             ARTICLE 1
                        PLAN OF ACQUISITION

1.1 Assets to be Purchased. On the terms and subject to the conditions set forth herein, effective on the Closing Date (as defined below) Seller shall sell, assign, convey, transfer and deliver to Purchaser, its successors and assigns forever, and Purchaser shall purchase and acquire from Seller, the following assets, properties and certain rights of Seller used in the development, manufacture, sale and rental of the SofPulse (collectively, the "Assets"), free and clear of any and all liens, claims and encumbrances, other than Permitted Liens (as hereafter defined). As used herein, SofPulse shall mean the pulsed electromagnetic stimulation device designed, developed, manufactured and marketed by Seller under the name MRT-SofPulse or SofPulse and related models including electrical and mechanical design modifications that are deemed substantially equivalent for use in the label indication specified in the Section 510(k) premarket notification (the "Notification") attached hereto as
       Exhibit 1.1, pursuant to which Magnetic Resonance Therapeutics, Inc. (the predecessor of Seller) received clearance for commercial marketing of the MRT 100 SofPulse pulsed electromagnetic stimulation device from the United States Food and Drug Administration (the "FDA") in January 1991.

  The Assets shall consist of:

  (a) the trade names, logos and other trade designations, including, but not limited to, all rights to the names "SofPulse" and "MRT 100" or variants thereof as a corporate or trade name of Seller, and all applications therefor and registrations thereof or rights to apply for the same and all other statutory or common law rights Seller has or may have therein, all of which are described on Schedule 1.1(a) hereto;

  (b) the customer list and information relating to customers in Seller's possession pertaining to the SofPulse, including, but not limited to, names, addresses and ordering, billing, claims and other historical data relating to such customers;

  (c) the rights of Seller, by agreement or contract, with customers or any other persons pertaining to the SofPulse, all of which contracts and agreements are listed on Schedule 1.1(c) hereto;

  (d) all open orders from customers for the SofPulse and related work in progress that have not been completed on or before the Closing Date, as set forth on Schedule 1.1(d) hereto and the right to complete, bill and collect for the same;

  (e) two (2) prototype units of the SofPulse, one of which shall be
the smart card unit and the other    of which shall be the portable
battery operated unit, together with drawings and schematics for both units;

  (f) all reasonably available financial, marketing and business data, business and marketing plans, marketing techniques, literature, materials, development plans, price lists and policies for the SofPulse, in Seller's possession, whether proprietary or not;

  (g)three hundred forty five (345) SofPulse Model 912 units as set
forth on Schedule 1.1(g) hereto      (the "Devices"), of which certain
Devices are new and certain Devices are refurbished, as set forth on
Schedule 1.1(g) and of which certain Devices are in the possession of Seller (the "Seller Devices") and certain Devices are in the possession of lessees, representatives or study and trial investigators, as set forth on Schedule 1.1(g), provided, however, that if through the use of
diligent    efforts Purchaser is not able to confirm the recoverability
of any of the forty-nine (49) Devices under    the control of study and
trial investigators before the Closing Date, Seller shall replace such Devices with Devices currently in the possession of Seller and Seller
shall retain all right, title and interest     in the Devices with
respect to which Purchaser could not confirm recoverability;

  (h)all parts and supply inventory owned by Seller relating to the SofPulse listed on Schedule 1.1(h) hereto (the "Parts");

  (i)insurance recoveries or rights of Seller to the same relating to damage to or loss of the Devices under any insurance policy effective on the Closing Date;

  (j)all permits, approvals, licenses and authorizations held by
Seller relating to the manufacture and    marketing of the SofPulse, to
the extent they are transferable or assignable, all as listed and  described on
Schedule 1.1(j) hereto;

  (k)all reasonably available marketing materials, including but not limited to, trade show displays, masters, proofs, photos, computer files and artwork in Seller's possession relating to the SofPulse;

  (l)the instruments and equipment used for quality control, quality assurance and calibration activities of SofPulse owned by Seller as set forth on Schedule 1.1(l) hereto (the "Equipment");

  (m)except for the rights of Seller against the persons or entities
listed on Schedule 1.1(m), all of    Seller's rights with respect to
enforcement of any and all noncompetition, nonsolicitation,
confidential and proprietary information obligations between Seller and
the employees or former    employees of Seller not employed by Purchaser
after the Closing (as defined below) with respect to the SofPulse to the extent relating to the label indication set forth in the Notification and all claims of Seller with respect thereto, to the
extent assignable by Seller; provided, however, that     Seller makes no
representation or warranty as to the enforceability of Seller's rights;
and

  (n)inventory racks and quality control equipment racks (the
"Racks").

1.2 Purchaser's Freedom to Practice Under Seller's Patents and Seller's Technology and Know-how.So long as this Agreement is effective and Purchaser continues to meet its material obligations hereunder, from and after the Closing Date, Seller hereby grants Purchaser a royalty-free freedom, under Seller's Patents and Seller's Technology and Know-how, to exclusively manufacture and market, worldwide, SofPulse for the label indication specified in the Notification. Notwithstanding anything herein to the contrary, if Purchaser is not meeting its material obligations hereunder, Seller shall give Purchaser written notice of such fact and Purchaser shall have twenty (20) days in which to remedy such situation.

"Seller's Patents" as used herein shall mean patents and patent applications listed on Schedule 1.2 attached hereto, continuations, continuations-in-part, divisions and reissues thereof.

"Seller's Technology and Know-how" as used herein shall mean all reasonably available data, information, trade secrets, know-how, drawings, design specifications (electrical and mechanical designs and redesigns) and operating instructions and procedures owned by Seller related to SofPulse.

Notwithstanding anything herein to the contrary, Seller expressly reserves the sole (except as contemplated by the proviso to this sentence) right to research, have researched, develop, have developed, manufacture, have manufactured, market and have marketed all products based on Seller's Patents and Seller's Technology and Know-how for use, throughout the world, other than for or in connection with the SofPulse for the label indication specified in the Notification; provided, however that if Seller pursues a premarket approval from the FDA for SofPulse using the current setting specifications set forth in the Notification, then Seller agrees to negotiate in good faith with Purchaser an agreement on commercially reasonable terms to share the costs and benefits of the approval and marketing SofPulse based on such premarket approval. Notwithstanding the foregoing, if Seller's research program leads to the identification of pulsed electromagnetic signals based on an understanding of the mechanism of action of such signals at the tissue, cell or molecular level, then Seller shall have no such obligation to Purchaser. Nothing contained in this paragraph shall detract from the rights granted to Purchaser's in the first paragraph of this Section 1.2, and any new innovations made by Purchaser independently of the use of Seller's Patents or Seller's Technology and Know-how shall be the sole property of Purchaser.

If in the opinion of patent counsel acceptable both to Seller and to Purchaser, any of Seller's Patents as defined in this Agreement is infringed by a third party who manufactures and markets a product deemed substantially equivalent to SofPulse for the label indication in the Notification, then when requested to do so by Purchaser, Seller shall file an infringement action in a Federal Court against the third party to enjoin such infringement and to collect damages therefor. All legal and other expenses incurred in this action shall be borne by Purchaser and all damages recovered in this action shall be transferred to Purchaser.

1.3 Purchaser's Rights to Additional Information and Know-how of Seller. From and after the Closing Date, Seller further agrees to provide to Purchaser the following for use by Purchaser in the development, manufacture and marketing of SofPulse, to the extent in Seller's possession:

(a) copies of all manuals and documents relating to manufacturing and operating procedures for the SofPulse including but not limited to GMP records, Schematics and sourced Bill of Materials;

(b) copies of the supplier list for the SofPulse and all information and records relating to such suppliers, including, but not limited to, names, addresses and ordering, billing and other historical data relating to such suppliers;

(c) copies of all FDA related documentation concerning SofPulse, including DMR, DHR, MDR, customer complaint files, FDA audit results and closing letters, any FDA communications or follow-up letters, any unredacted FDA filings and correspondence; and

(d) copies of all accounting and other files and records of Seller principally relating to the SofPulse including, but not limited to, transactions consummated by Seller on or prior to the Closing Date.

1.4 Assets Not Purchased: Except for the Assets and the rights specifically set forth in Sections 1.2 and 1.3 above, Seller specifically does not agree to sell, assign or otherwise convey to Purchaser any other assets or properties, all of which other assets and properties shall remain the sole property of Seller, including without limitation, the following assets and properties:

(a) furniture, fixtures and other assets used by Seller in the business of developing, manufacturing or marketing SofPulse;

(b)accounts receivable of Seller accruing prior to the Closing Date, including open orders for sales of SofPulse (it being understood and agreed, however, that Purchaser has certain rights to accounts receivable accruing on and after the Effective Date, including those relating to sales and leases of SofPulse, as provided in Section 1.14); and

(c) SofPulse units other than those set forth on Schedule 1.1(g). Purchaser agrees to promptly endorse and remit to Seller any funds received by Purchaser from any of Seller's customers with respect to an invoice for any period ending on or prior to the Closing Date, except to the extent Purchaser is entitled to retain such funds pursuant to
Section 1.14. Seller agrees to promptly endorse and remit to Purchaser any funds received by Seller from any of Seller's customers with respect to an invoice for any period subsequent to the Closing Date and, to the extent Purchaser is entitled thereto pursuant to Section 1.14, any funds received by Seller from any customer with respect to an invoice for any period subsequent to the Effective Date. Purchaser agrees that any such funds received by it from all such customers shall be recorded against the oldest unpaid invoices for such customer until all unpaid invoices through the Closing Date are cleared and such funds are received by Seller (to the extent provided herein), provided, however, that if a customer specifically denies any such invoice on documented grounds of denial of reimbursement by Medicare, Purchaser's obligations with respect to that invoice shall be void to the extent of such denial.

1.5 Consideration. In full consideration of the sale and transfer of the Assets as set forth in Section 1.1 and the rights granted pursuant to Sections 1.2 and 1.3, Purchaser shall:

(a) deliver the following consideration to or at the direction of Seller (collectively, the "Purchase Price"):

  (i) 1,400,000 shares (the "Fixed Shares") of the $.0005 par value common stock of ADM ("ADM Stock") plus a number of shares of ADM Stock (together with the Fixed Shares, the "Shares") equal to $650,000.00 divided by the average of the closing high bid and low ask price of ADM Stock as reported on the NASDAQ Small Cap Market for the five trading days immediately preceding the Effective Date, which Shares shall be registered in the name of Seller or Jones, Day, Reavis & Pogue ("JDRP"), with the actual number of Shares to be registered in each name to be designated by Seller to Purchaser not later than one (1) day prior to the Closing Date; all of which Shares shall be delivered to Seller and JDRP as provided in Section 1.10; and

  (ii)two cash payments, each in the amount of $75,000, the first such payment to be made on the Effective Date and the second such payment to be made thirty (30) days after the Effective Date (each a "Cash Payment"); and

  (iii)a warrant (the "Warrant"), registered in the name of Seller,
in the form attached hereto as Exhibit    1.5(a)(iii), which Warrant
shall be delivered to Seller as provided in Section 1.10; and

  (b)as of the Closing Date, assume and perform, satisfy and discharge all obligations of Seller pursuant to the agreements set forth on Schedule 1.5(b) and perform and fulfill all regulatory (including FDA) obligations associated with the development, manufacture, marketing and use of the SofPulse, in all cases as and when the same shall be required to be performed, satisfied, discharged or fulfilled, as the case may be (the "Assumed Liabilities"), it being understood that between the Effective Date and the Closing Date, Purchaser shall perform, satisfy, discharge and fulfill the Assumed Liabilities pursuant to Section 1.14; provided, however, that Seller shall remain solely responsible to remedy the matters set forth in the letters from the FDA to Seller dated January 14, 1998 and May 12, 1998 (the "FDA Letters").

1.6 Registration of Shares, Limitations on Sale of Shares, Repurchase of Shares and Voting of Shares.

(a) The Shares and the shares of ADM Stock to be issued pursuant to the Warrant, if any (the "Warrant Shares") shall be registered under the Securities Act of 1933 as amended (the "Securities Act") and under applicable state securities laws in accordance with the provisions of
Section 11 of this Agreement.

(b) Seller agrees that it shall not sell any Shares until sixty (60) days following the Closing Date and JDRP agrees that it shall not sell or otherwise dispose of any Shares until thirty (30) days following the Closing Date. Seller and JDRP each further agrees that for the ninety
(90) day period commencing thirty-one (31) days after the Closing Date and terminating one hundred twenty (120) days after the Closing Date, in any calendar month, collectively, they will not sell or otherwise dispose of a number of Shares in excess of five percent (5%) of the average reported trading volume of ADM Stock during the immediately preceding calendar month (such limitation not being cumulative) and during the period commencing on the one hundred twenty first (121st) day after the Closing Date and terminating on the first anniversary of the Closing Date, in any calendar month, collectively, they will not sell or otherwise dispose of a number of Shares in excess of ten percent (10%) of the average reported trading volume of ADM Stock during the immediately preceding calendar month (such limitation not being cumulative). Furthermore, until the first anniversary of the Closing Date, Seller and JDRP each agrees that prior to making any sale of any Shares, it shall give verbal notice to ADM and ADM shall have until 5:00 pm on the business day following receipt of such notice to give verbal notice to Seller or JDRP, as applicable, that it will purchase all, but not less than all of the Shares with respect to which notice was given, at a price equal to the Fair Market Value (as defined in the Warrant) of ADM Stock, with the determination of Fair Market Value being made as of the date Seller or JDRP, as the case may be, gives such notice. If ADM elects to purchase Shares as provided in clause (ii) of the proviso to the immediately preceding sentence, the closing of such purchase and sale shall take place within three (3) business days following the date ADM gives such notice. If ADM fails to timely give notice that it will purchase the Shares subject to Seller's or JDRP's notice, as applicable, or if ADM fails to timely close such purchase and sale, Seller or JDRP, as applicable, shall be free to sell the Shares subject to its notice without again offering such Shares to ADM. All notices pursuant to this Section 1.6(b) shall be irrevocable. Notwithstanding anything in this Section 1.6(b) to the contrary, the restrictions and limitations set forth in this Section 1.6(b), including the obligation to first offer Shares to ADM, shall not apply to Shares transferred pursuant to a Change of Control or a Change of Control Offer, where a Change of Control means any merger, consolidation, share exchange or other extraordinary business combination concerning ADM and a Change of Control Offer means any bona fide offer by any person or group to acquire more than ten percent (10%) of the outstanding shares of ADM Stock at a price not less than the price of ADM Stock on the day such Change of Control Offer is made, determined as set forth in Section 1.6(d).

(c)Seller agrees that for a one (1) year period commencing on the date the Warrant Shares are issued to Seller, in any calendar month Seller will not sell or otherwise dispose of a number of Warrant Shares in excess of ten percent (10%) of the average reported trading volume of ADM Stock during the immediately preceding calendar month (such limitation not being cumulative).

(d) If the Shares have not been registered under the Securities Act and under applicable state securities laws by the sixtieth (60th) day following the Closing Date, then on such sixtieth (60th) day and on each thirty (30) day anniversary thereof until the Shares are registered under the Securities Act and under applicable state securities laws (each such day being a "Purchase Date", provided that if any such day is not a business day the next following business day shall be the Purchase Date), if requested by JDRP by verbal notice to ADM on the business day immediately preceding such Purchase Date, ADM will purchase from JDRP for a purchase price of Twenty Thousand Dollars ($20,000) a number of Shares equal to Twenty Thousand (20,000) divided by (a) if the ADM Stock is listed on a national securities exchange or admitted to unlisted trading privileges on such exchange or listed for trading on NASDAQ, the last reported sale price of ADM Stock on such exchange or system on the business day immediately prior to the Purchase Date or if no such sale is made on such day, the average of the closing high bid and low asked prices for such day on such exchange or system, (b) if the ADM Stock is not so listed or admitted to unlisted trading privileges but bid and asked prices are reported by the National Quotation Bureau, Inc. (the "Bureau"), the average of the last reported high bid and low asked prices reported by the Bureau on the business day immediately prior to the Purchase Date, or (c) if the ADM Stock is not so listed or admitted to unlisted trading privileges and bid and asked prices are not so reported, the book value of a share of ADM Stock as at the end of the fiscal quarter of ADM ending immediately prior to the Purchase Date. ADM's obligation pursuant to this Section 1.6(d) shall be limited to the purchase of an aggregate of $60,000 worth of Shares if such registration has not occurred due to circumstances not reasonably within the control of ADM.

(e) Seller and JDRP each agrees to permit the Chief Executive Officer of ADM to vote the Shares owned by it pursuant to a Voting Trust
Agreement in form and content satisfactory to counsel to Seller, JDRP and ADM, each acting reasonably.

1.7 Liabilities Not Assumed.  Except for the Assumed Liabilities,
Purchaser specifically does not assume or agree to pay or discharge any debts, liabilities or obligations of Seller, all of which shall be retained by Seller (the "Retained Liabilities").

1.8 Purchase Price Allocation. The Purchase Price shall be allocated among the Assets in a manner determined by Purchaser in its reasonable discretion.

1.9 Effective Date and Closing Date. The Effective Date of this Agreement shall be the date this Agreement is executed by all parties. The closing of the transactions contemplated by this Agreement (the "Closing") shall take place as of the close of business, Pompano Beach, Florida time, at the offices of Seller at 2301 NW 33rd Court, Suite 102, Pompano Beach, Florida 33069 not more than ten days after all of the conditions to Closing set forth in Article 6 are satisfied or waived (the date on which the Closing takes place being the "Closing Date") or at such other time and place as the parties hereto shall agree. If the Closing Date has not occurred on or before September 30, 1998, each party shall have the right to terminate this Agreement as provided in Article 8.

1.10 Execution and Delivery of Closing Documents. At the Closing, (i) Seller will deliver to Purchaser such assignments, consents to assignments and good and sufficient instruments of transfer and conveyance as shall be necessary to transfer, assign and convey to, and to vest in, Purchaser good and merchantable title to the Assets, free and clear of all liens, claims and encumbrances other than Permitted Liens and such lists and descriptions of the Assets and such other documents as Purchaser may reasonably request and (ii) Purchaser will deliver to Seller and/or JDRP, as the case may be, (a) the Shares registered as provided in Section 1.5(a)(i) and (b) the Warrant registered in the name of Seller and (c) an Assumption Agreement in the form of Schedule 1.10(ii)(c). At the Closing, each party also will execute and deliver such other appropriate and customary documents as any other party reasonably may request for the purpose of consummating the transactions contemplated by this Agreement. All actions taken at the Closing will be deemed to have been taken simultaneously at the time the last of any such actions is taken or completed.

1.11 Covenant to Defend Title.  Effective as of the Closing Date,
Seller hereby binds itself, and its successors and assigns, except with respect to Permitted Liens, at Seller's sole cost and expense, to warrant and defend title to the Assets unto Purchaser, and its successors and assigns against every person whomsoever lawfully claiming the same or any part thereof.

1.12 Further Assurances. After the Closing, the parties hereto shall execute and deliver such additional documents and take such additional actions as either party may reasonably deem to be practical and necessary or advisable in order to consummate the transactions contemplated by this Agreement and to vest more fully in Purchaser the ownership of and rights to the Assets and the other rights granted hereunder as they existed immediately prior to the Closing and to vest more fully in Seller or JDRP, as applicable, the ownership of and rights to the Shares and the Warrant, and, if and when they are issued, the Warrant Shares.

1.13 Option for Additional SofPulse Devices. For a period of 18 months after the Closing Date, if Purchaser elects to manufacture or acquire additional SofPulse Model 912 units (or variations thereof), then Purchaser agrees to notify Seller of the number of such units that it desires to manufacture or acquire and Seller shall have the option, for a period of thirty (30) days, to sell to Purchaser such units at a price of $3,400 per unit for refurbished units and $4,500 per unit for new units; provided that Seller's option hereunder shall be limited to 80 refurbished SofPulse Model 912 units and 45 new SofPulse Model 912 units. If Seller is unable to or elects not to sell such units to Purchaser, then Purchaser will have no further obligation or option to purchase such units from Seller. This Section 1.13 shall not prevent Purchaser from setting up a manufacturing operation provided that it does not sell or lease any such units manufactured by it until and unless it has complied with this Section 1.13.

1.14 Interim Operation of Business. During the period between the Effective Date and the Closing Date, Purchaser shall manage and operate Seller's business concerning the Assets (the "Business"), including, without limitation, performing, satisfying and discharging all obligations of Seller pursuant to the agreements set forth on Schedule 1.5(b) and perform and fulfill all regulatory (including FDA other than the matters set forth in the FDA Letters) obligations associated with the development, manufacture, marketing and use of the SofPulse, in all cases as and when the same shall be required to be performed, satisfied, discharged or fulfilled, as the case may be. To enable Purchaser to manage and operate the Business, promptly after the Effective Date, Seller shall deliver to Purchaser (at the sole cost and expense of Seller) the Seller Devices, the Parts, the Equipment, the Racks and such other of the Assets as are necessary to manage and operate the Business. In consideration of such management and operation of the Business by Purchaser, Purchaser shall be entitled to retain all rental and sales revenues generated by the Assets with respect to the period commencing on the Effective Date and terminating on the Closing Date or such earlier date as is provided in the following sentence ("Revenues"). If this Agreement is terminated pursuant to Article 8, (i) Purchaser's right to manage and operate the Business shall terminate concurrently with the termination of this Agreement, (ii) Purchaser shall deliver to Seller any of the Assets still in its possession or subject to its control that had been delivered to Purchaser, (iii) Purchaser shall deliver to Seller the excess of Revenues over Purchaser's out-of-pocket expenses actually incurred in operating the Business (and shall promptly deliver to Seller any Revenues subsequently received by Purchaser), and (iv) Seller shall deliver to Purchaser any Cash Payments paid to Seller by Purchaser; provided, however, that if such termination is pursuant to
Section 8.2 and is due to the nonsatisfaction of the conditions set forth in Section 6.2(a), (d) or (e). Purchaser shall be entitled to retain all Revenues received by Purchaser with respect to its operation of the Business during the period from the Effective Date through such termination date. Notwithstanding anything herein to the contrary, Purchaser shall be entitled to set off against its obligation to deliver any Assets or monies to Seller any Cash Payment not delivered to Purchaser as required by the immediately preceding sentence.


                             ARTICLE 2
              REPRESENTATIONS AND WARRANTIES OF SELLER

Seller represents and warrants to Purchaser as follows:

2.1 Organization and Good Standing of Seller. Seller is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware.

2.2 Power and Authority. Seller has the corporate power and authority to own, lease and operate its properties and assets and to carry on its business relating to the Assets as currently being conducted.

2.3 Authorization and Validity. Seller has the corporate power and authority to execute, deliver and perform its obligations under this Agreement and the other documents executed or required to be executed by it in connection with this Agreement. This Agreement and the other documents executed or required to be executed by Seller in connection with this Agreement have been or will be duly authorized by all necessary corporate action; provided that Seller needs to receive shareholder approval to the transactions contemplated by this Agreement.

2.4 Binding Effect. This Agreement and the other documents executed or required to be executed by Seller in connection with this Agreement have been or will have been duly executed and delivered by Seller and are or will be, when executed and delivered, the legal, valid and binding obligations of Seller enforceable in accordance with their terms except to the extent that:

  (a) enforceability may be limited by bankruptcy, insolvency or other similar laws affecting creditors' rights;

  (b) the availability of equitable remedies may be limited by equitable principles of general applicability; and

  (c) rights to indemnification may be limited by considerations of public policy.

2.5 No Violation. Neither the execution and performance of this Agreement or the agreements described herein nor the consummation of the transactions described herein or therein will:

  (a) result in a violation or breach of (i) the certificate of incorporation or by-laws of Seller; or (ii) subject to obtaining the consents referred to in Schedule 2.8 hereto, any material agreement or other material instrument under which Seller is bound or to which any of the Assets are subject, or result in the creation or imposition of any lien, charge or encumbrance upon any of the Assets other than Permitted Liens, or

  (b) violate, in any material respect, any applicable law or regulation or any judgment or order of any court or governmental agency.

  Seller has complied in all material respects with all applicable laws, regulations and licensing requirements, and has filed with the proper authorities all necessary statements, applications, notices, reports and any other filings with respect to Seller's business, except where the failure to do so would not reasonably be expected to have a material adverse effect on the Assets or the intended use thereof by Purchaser.

2.6 Permits and Licenses; Compliance. Seller possesses all necessary governmental licenses, franchises, permits, approvals, authorizations, and rights, whether federal, state, local or foreign, that are necessary for Seller to engage in the manufacture and marketing of the SofPulse Model 912 units and that, if not possessed, could reasonably be expected to have a material adverse effect on the Assets or the intended use thereof by Purchaser. Seller is in compliance with all such governmental licenses, franchises, permits, approvals, authorizations, or rights, and all federal, state or local laws or regulations applicable to the Assets except where the failure to be in compliance would not reasonably be expected to have a material adverse effect on the Assets or the intended use thereof by Purchaser.

2.7 Title to Assets. Seller owns the Assets free and clear of all liens, claims and encumbrances except as contemplated by this Agreement and except for the following:

  (a) liens for non-delinquent ad valorem taxes and non-delinquent statutory liens arising other than by reason of its default, provided that the aggregate of such liens shall not exceed
       Ten Thousand dollars ($10,000);

  (b) such liens and minor imperfections of title as do not in any material respect detract from the value thereof and do not interfere with the present use of the properties subject thereto; and

  (c) the liens described on Schedule 2.7 hereto, which liens will be discharged (or Purchaser will be provided with releases of such liens) on or before the Closing Date.

  Upon consummation of the transactions contemplated hereby, Purchaser shall receive good and valid title to the Assets, free and clear of all liens, claims and encumbrances other than those set forth in Section 2.7(a) and (b) (the "Permitted Liens").

2.8 Consents. Except as set forth on Schedule 2.8 hereto, no authorization, consent, approval, permit or license of, or filing with, any governmental or public body or authority, any lender or lessor or any other person or entity is required to authorize, or is required in connection with, the execution, delivery and performance of this Agreement or the agreements or transactions contemplated hereby on the part of Seller.

2.9 Absence of Certain Changes. Except as set forth on Schedule 2.9, since April 15, 1998, Seller has not, with respect to the Assets:

  (a)  suffered any material adverse change in the Assets;

  (b) mortgaged, pledged or subjected to any lien, lease, security interest or other charge or encumbrance the Assets other than Permitted Liens;

  (c) suffered any damage or destruction to or loss of the Assets (whether or not covered by insurance) that could reasonably be expected to or does materially and adversely affect the Assets;

  (d) acquired or disposed of the Assets, other than in the ordinary course of business;

  (e) written up or written down the carrying value of the Assets in any material amounts;

  (f) waived any material rights or forgiven any material claims with respect to the Assets;

  (g) lost or terminated any customers (or had any customer fail to renew its relationship with Seller) that could reasonably be expected to materially and adversely affect the Assets or the Business; or

  (h) entered into any other commitment or transaction or experienced any other event that is material to this Agreement or to any of the other agreements and documents executed or to be executed pursuant to this Agreement or to the transactions described herein or therein, or that could reasonably be expected to have, or has had, a material adverse effect on the Assets.

2.10 Litigation. Except as set forth on Schedule 2.10 hereto, no legal or administrative or other adversary proceeding or investigation is currently pending against Seller and, to the best knowledge of Seller, none is threatened or contemplated by any governmental agency or other third party with respect to the Assets. Seller is not subject to any continuing court or administrative order, writ, injunction or decree applicable specifically to the Assets or which would affect the obligations of Seller or the rights of Purchaser hereunder. Seller has not received any notice from a customer for any claim that could be made by such customer based upon inadequate or negligent services, defective products, or improper performance of or other breach of any contract with such customer by Seller.

2.11 Condition of Assets. The Devices and Parts are in good working condition and (except for ordinary wear and tear) repair for their intended use in the ordinary course of business and conform in all material respects with all applicable ordinances, regulations and other laws and there are no known defects therein.

2.12 Contracts. The agreements set forth on Schedule 1.1(c) are a complete and accurate listings of all agreements of the character referred to in Section 1.1(c) and include all amendments and modifications of the agreements so listed. All such agreements are in full force and effect and are valid, binding, subsisting and enforceable. No material defaults exist under any of such agreements, and there is no existing breach, violation, default, event of default, or event or act by Seller that, with or without the giving of notice, lapse of time, or the occurrence of any other event, would constitute a material default by Seller under any such agreempurchasing the Assets or exercising the rights granted by Seller to Purchaser hereunder. In addition, Seller makes no representation or warranty that any design, drawing, computer software, documentation, materials used, equipment used or processes used or adapted for the development or manufacture of the Assets or the use thereof by Purchaser is sufficient or is fit for a particular purpose and Seller makes no representation or warranty that Purchaser should rely on such design, drawings, materials, documentation, equipment or process. Seller makes no representation or warranty that Purchaser can or should continue to conduct the business of manufacturing and marketing of SofPulse in the same manner as it was conducted by Seller. Seller has advised Purchaser that there are many competing and overlapping patents, proprietary rights and trade secret claims in this area of business, and that Purchaser shall rely on its own independent evaluation of the patents, proprietary rights and trade secrets in the conduct of its business.

  Purchaser acknowledges that in making the decision to enter into this Agreement and to consummate the transactions contemplated hereby, Purchaser has relied solely on the basis of its own independent investigation and due diligence and upon the express written representations, warranties and covenants in this Agreement. Without diminishing the foregoing sentence, Purchaser acknowledges that Purchaser has (a) received and reviewed the information regarding the Assets and the business of manufacturing and marketing of SofPulse, (b) reviewed the past adverse events relating to the business of manufacturing and marketing SofPulse disclosed on Schedule 2.21, and (c) has had an opportunity to ask questions regarding SofPulse, Seller's Patents and Seller's Technology and Know-how. All of the representations and warranties of Seller under this Agreement are reduced to writing and contained in this Agreement and in the Schedules attached hereto. Without diminishing the scope of the express written representations, warranties and covenants of Seller in this Agreement (including, without limitation the covenant made by Seller in Section 4.5) and without affecting or impairing its right to rely thereon, Purchaser acknowledges that Seller has not made, AND SELLER HEREBY EXPRESSLY DISCLAIMS AND NEGATES, ANY OTHER REPRESENTATION OR WARRANTY, EXPRESS OR IMPLIED, RELATING TO THE ASSETS AND SELLER'S PATENTS AND SELLER'S TECHNOLOGY AND KNOW-HOW (INCLUDING, WITHOUT LIMITATION, ANY IMPLIED OR EXPRESS WARRANTY OF MERCHANTABILITY, FITNESS FOR A PARTICULAR PURPOSE, OR CONFORMITY TO MODELS OR SAMPLES OF MATERIALS).

2.22 Access to Information. From the date hereof until the earlier of the Closing or the termination of this Agreement, upon reasonable notice, Seller shall and shall cause its officers, directors, employees, agents, representatives, accountants and counsel to:
       (i) afford the officers, employees and authorized agents, accountants, counsel and representatives of Purchaser reasonable access to the facilities, books and records of Seller and to those officers, directors, employees, managers, members, agents, accountants and counsel of Seller who have any knowledge relating to, and to the books and records of Seller relating to, the Assets and (ii) furnish to such representatives of Purchaser such additional financial and operating data and other information regarding the assets, properties and good will of the Assets (or legible copies thereof) as Purchaser or such representatives may from time to time reasonably request.

2.23 Financial Information. Seller has heretofore delivered to Seller true and correct copies of all forms, statements and documents filed by Seller with the Securities and Exchange Commission (the
       "SEC") since January 1, 1997 (the "Seller SEC Documents"). As of their respective dates, the Seller SEC Documents did not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. The financial statements contained in the Seller SEpurchasing the Assets or exercising the rights granted by Seller to Purchaser hereunder. In addition, Seller makes no representation or warranty that any design, drawing, computer software, documentation, materials used, equipment used or processes used or adapted for the development or manufacture of the Assets or the use thereof by Purchaser is sufficient or is fit for a particular purpose and Seller makes no representation or warranty that Purchaser should rely on such design, drawings, materials, documentation, equipment or process. Seller makes no representation or warranty that Purchaser can or should continue to conduct the business of manufacturing and marketing of SofPulse in the same manner as it was conducted by Seller. Seller has advised Purchaser that there are many competing and overlapping patents, proprietary rights and trade secret claims in this area of business, and that Purchaser shall rely on its own independent evaluation of the patents, proprietary rights and trade secrets in the conduct of its business.

  Purchaser acknowledges that in making the decision to enter into this Agreement and to consummate the transactions contemplated hereby, Purchaser has relied solely on the basis of its own independent investigation and due diligence and upon the express written representations, warranties and covenants in this Agreement. Without diminishing the foregoing sentence, Purchaser acknowledges that Purchaser has (a) received and reviewed the information regarding the Assets and the business of manufacturing and marketing of SofPulse, (b) reviewed the past adverse events relating to the business of manufacturing and marketing SofPulse disclosed on Schedule 2.21, and (c) has had an opportunity to ask questions regarding SofPulse, Seller's Patents and Seller's Technology and Know-how. All of the representations and warranties of Seller under this Agreement are reduced to writing and contained in this Agreement and in the Schedules attached hereto. Without diminishing the scope of the express written representations, warranties and covenants of Seller in this Agreement (including, without limitation the covenant made by Seller in Section 4.5) and without affecting or impairing its right to rely thereon, Purchaser acknowledges that Seller has not made, AND SELLER HEREBY EXPRESSLY DISCLAIMS AND NEGATES, ANY OTHER REPRESENTATION OR WARRANTY, EXPRESS OR IMPLIED, RELATING TO THE ASSETS AND SELLER'S PATENTS AND SELLER'S TECHNOLOGY AND KNOW-HOW (INCLUDING, WITHOUT LIMITATION, ANY IMPLIED OR EXPRESS WARRANTY OF MERCHANTABILITY, FITNESS FOR A PARTICULAR PURPOSE, OR CONFORMITY TO MODELS OR SAMPLES OF MATERIALS).

2.22 Access to Information. From the date hereof until the earlier of the Closing or the termination of this Agreement, upon reasonable notice, Seller shall and shall cause its officers, directors, employees, agents, representatives, accountants and counsel to:
       (i) afford the officers, employees and authorized agents, accountants, counsel and representatives of Purchaser reasonable access to the facilities, books and records of Seller and to those officers, directors, employees, managers, members, agents, accountants and counsel of Seller who have any knowledge relating to, and to the books and records of Seller relating to, the Assets and (ii) furnish to such representatives of Purchaser such additional financial and operating data and other information regarding the assets, properties and good will of the Assets (or legible copies thereof) as Purchaser or such representatives may from time to time reasonably request.

2.23 Financial Information. Seller has heretofore delivered to Seller true and correct copies of all forms, statements and documents filed by Seller with the Securities and Exchange Commission (the "SEC") since January 1, 1997 (the "Seller SEC Documents"). As of their respective dates, the Seller SEC Documents did not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. The financial statements contained in the Seller SEC Documents are true, complete and correct in all material respects and were prepared in accordance with generally accepted accounting principles applied on a consistent basis, and fairly present the financial position of Seller as of the dates and for the periods indicated.

2.24   Investment Representations and Warranties.

  (a) The Shares being acquired by Seller, the Warrant and the shares to be issued pursuant to the Warrant, if any (the "Warrant Shares") are being acquired by Seller for its own account and not with a view to or for sale or other disposition in connection with any distribution of all of such Shares, the Warrant or the Warrant Shares, or any part thereof, in any transaction that would be in violation of the Securities Act or the securities laws of any state, without prejudice, however, to the rights of Seller at all times to sell or otherwise dispose of all or any part of such Shares, the Warrant and the Warrant Shares under an effective registration statement under the Act or under an exemption from such registration available under the Securities Act.

  (b) Seller represents that it is capable of evaluating the merits and risks of an investment in such Shares, the Warrant and the Warrant Shares and has such knowledge, experience and skill in financial and business matters that it is capable of evaluating the merits and risks of the investment in ADM and the suitability of such Shares, the Warrant and the Warrant Shares as an investment and can bear the economic risk of an investment in such Shares, the Warrant and the Warrant Shares. No guarantees have been made or can be made with respect to the future value, if any, of such Shares, the Warrant, or the Warrant Shares or the profitability or success of the business of ADM.

  (c) Seller understands that such Shares, the Warrant and the Warrant Shares will not have been registered pursuant to the Securities Act or any applicable state securities laws, that such Shares, the Warrant and the Warrant Shares will be characterized as "restricted securities" under federal securities laws, and that under such laws and applicable regulations such Shares, the Warrant and the Warrant Shares cannot be sold or otherwise disposed of without registration under the Securities Act or an exemption therefrom. In this connection, Seller represents that it is familiar with Rule 144 promulgated under the Act, as currently in effect, and understands the resale limitations imposed thereby and by the Securities Act. Stop transfer instructions may be issued to the transfer agent for securities of ADM (or a notation may be made in the appropriate records of ADM) in connection with such Shares, the Warrant and the Warrant Shares, but only to the extent customary for securities which are "restricted securities."


                              ARTICLE 2A
                REPRESENTATIONS AND WARRANTIES OF JDRP

JDRP represents and warrants to ADM as follows:

  (a) The Shares being acquired by JDRP are being acquired by JDRP for its own account and not with a view to or for sale or other disposition in connection with any distribution of all of such Shares, or any part thereof, in any transaction that would be in violation of the Securities Act or the securities laws of any state, without prejudice, however, to the rights of JDRP at all times to sell or otherwise dispose of all or any part of such Shares under an effective registration statement under the Act or under an exemption from such registration available under the Securities Act.

  (b) JDRP represents that it is capable of evaluating the merits and risks of an investment in such Shares and has such knowledge, experience and skill in financial and business matters that it is capable of evaluating the merits and risks of the investment in ADM and the suitability of such Shares as an investment and can bear the economic risk of an investment in such Shares. No guarantees have been made or can be made with respect to the future value, if any, of such Shares or the profitability or success of the business of ADM.

  (c) JDRP understands that such Shares will not have been registered pursuant to the Securities Act or any applicable state securities laws, that such Shares will be characterized as "restricted securities" under federal securities laws, and that under such laws and applicable regulations such Shares cannot be sold or otherwise disposed of without registration under the Securities Act or an exemption therefrom. In this connection, JDRP represents that it is familiar with Rule 144 promulgated under the Act, as currently in effect, and understands the resale limitations imposed thereby and by the Securities Act. Stop transfer instructions may be issued to the transfer agent for securities of ADM (or a notation may be made in the appropriate records of ADM) in connection with such Shares, but only to the extent customary for securities which are "restricted securities."


                             ARTICLE 3
            REPRESENTATIONS AND WARRANTIES OF PURCHASER

Purchaser and ADM, jointly and severally, represent and warrant to Seller as follows:

3.1 Organization and Good Standing. Purchaser is a corporation duly organized, validly existing and in good standing under the laws of the State of New Jersey. ADM is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware.

3.2 Power and Authority. Purchaser and ADM each has the corporate power and authority to own, lease and operate its respective properties and assets and to carry on its respective business as currently being conducted and ADM has the corporate power and authority to issue the Shares, the Warrant and the Warrant Shares as provided in Section 1.5.

3.3 Authority and Validity. Purchaser and ADM each has the corporate power and authority to execute, deliver and perform its respective obligations under this Agreement and the other documents executed or required to be executed by it in connection with this Agreement, and this Agreement and the other documents executed or required to be executed by Purchaser and/or ADM in connection with this Agreement have been duly authorized by all necessary corporate action of Purchaser or ADM, as the case may be.

3.4 Binding Effect. This Agreement and the other documents executed or required to be executed by Purchaser and/or ADM in connection with this Agreement have been or will have been duly authorized, executed and delivered by Purchaser or ADM, as the case may be, and are or will be, when executed and delivered, the legal, valid and binding obligations of Purchaser or ADM, as the case may be, enforceable in accordance with their terms except to the extent that:

  (a) enforceability may be limited by bankruptcy, insolvency or other similar laws affecting creditors' rights;

  (b) the availability of equitable remedies may be limited by equitable principles of general applicability; and

  (c) rights to indemnification may be limited by considerations of public policy.

3.5 No Violation. Neither the execution and performance of this Agreement or the agreements described herein nor the consummation of the transactions described herein or therein will:

  (a) result in a violation or breach of (i) the respective certificate of incorporation or by-laws of Purchaser or ADM or (ii) subject to obtaining the consents referred to on
       Schedule 3.6 hereto, any material agreement or other material instrument under which Purchaser or ADM is bound or to which any of the assets of Purchaser or ADM are subject, or result in the creation or imposition of any lien, charge or encumbrance upon any of the assets or properties of Purchaser or ADM; or

  (b) violate, in any material respect, any applicable law or regulation or any judgment or order of any court or governmental agency.

  Purchaser and ADM each has complied in all material respects with all applicable laws, regulations and licensing requirements, and has filed with the proper authorities all necessary statements, applications, notices, reports and any other filings with respect to Purchaser's and ADM's business, as applicable, except where the failure to do so would not reasonably be expected to have a material adverse effect on the condition (financial or otherwise), assets, properties or prospects of Purchaser or ADM, as the case may be.

3.6    Consents.   Except as set forth on Schedule 3.6 hereto, no
       authorization, consent, approval, permit or license of, or filing with, any governmental or public body or authority, any lender or lessor or any other person or entity is required to authorize, or is required in connection with, the execution, delivery and performance of this Agreement or the agreements or transactions contemplated hereby on the part of Purchaser or ADM.

3.7    Finder's Fee.   Neither Purchaser nor ADM has incurred any
       obligation on behalf of itself or Seller for any finder's, broker's or agent's fee in connection with the transactions contemplated hereby, except to Robert Rohinsky, which fee Purchaser and ADM agree they shall pay in accordance with its terms.

3.8 ADM's Stock and Securities Compliance. Since January 1, 1997, ADM has timely filed all required forms, statements and documents with the SEC, all of which have complied in all material respects with all applicable requirements of the Securities Act and the Securities Exchange Act of 1934, as amended. ADM has heretofore delivered to Seller true and correct copies of all such forms, statements and documents filed by ADM with the SEC since January 1, 1997 (the "ADM SEC Documents"). As of their respective dates, the ADM SEC Documents did not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. The financial statements contained in the ADM SEC Documents are true, complete and correct in all material respects and were prepared in accordance with generally accepted accounting principles applied on a consistent basis, and fairly present the financial position of ADM as of the dates and for the periods indicated. Since the date that the last ADM SEC Document filed with the SEC was filed with the SEC, no event or condition has occurred that (i) may reasonably be expected to result in a material adverse effect on the condition (financial or otherwise) of ADM or on its assets, properties or prospects or (ii) requires the filing by ADM of any form, statement or document with the SEC. Since the date of the last financial statement included in the ADM SEC Document, ADM has not incurred any material liabilities other than liabilities incurred in the ordinary and usual course of business consistent with past practice. Seller and JDRP each acknowledge having received copies of correspondence from NASDAQ regarding the possible delisting of ADM Stock and also acknowledge being informed that ADM might effect a reverse split, and that either of such matters could have an adverse effect on ADM Stock.

  The capitalization of ADM is as set forth on Schedule 3.8. Except as described on Schedule 3.8, there is not outstanding any security, right, subscription, warrant, option, stock appreciation right or other agreement or other security that is convertible into, exercisable for, or entitles the holder to purchase or acquire any capital stock from ADM. The Shares, the Warrant and
  the Warrant Shares have been duly and validly authorized.   The
  Shares and the Warrants when issued as provided herein, will have been duly and validly issued and registered in the name of Seller or JDRP, as applicable. The Shares and the Warrant, when issued as provided herein, shall be fully paid and nonassessable. The issuance of the Shares and the Warrant shall comply in all respects with all requirements under the Securities Act (subject to the accuracy of the representations and warranties made by Seller and JDRP in Section 2.24 and Article 2A, respectively) and with all requirements of the NASDAQ. The Warrant Shares have been duly and validly reserved for issuance and when issued as provided herein and paid for as provided in the Warrant, shall be duly and validly issued and registered in the name of Seller, shall be fully paid and nonassessable, and shall comply in all respects with all applicable requirements of the Securities Act (subject to the accuracy of the representations and warranties made by Seller and JDRP in Section 2.24 and Article 2A, respectively) and with all applicable requirements of NASDAQ.

3.9 Permits and Licenses; Compliance. Purchaser and ADM each possesses all necessary governmental licenses, franchises, permits, approvals, authorizations, and rights, whether federal, state, local or foreign, that are necessary for Purchaser and ADM, as applicable, to engage in its respective business and that, if not possessed, could reasonably be expected to have a material adverse effect on the condition of Purchaser or ADM (financial or otherwise) or on its respective assets, properties or prospects. Purchaser and ADM each is in compliance with all such governmental licenses, franchises, permits, approvals, authorizations, or rights, and all federal, state or local laws or regulations applicable to its respective business except where the failure to be in compliance could not reasonably be expected to have a material adverse effect on the condition of Purchaser or ADM (financial or otherwise) or on its respective assets, properties or prospects.

3.10 Absence of Certain Changes. Except as set forth on Schedule 3.10, since December 31, 1997, neither Purchaser not ADM has:

  (a)  suffered any material adverse change in its business;

  (b) suffered any damage or destruction or loss that could reasonably be expected to or does materially and adversely affect the condition of Purchaser or ADM (financial or otherwise) or its respective assets, properties or prospects;

  (c) acquired or disposed of any assets or properties other than in the ordinary course of business; or

  (d) entered into any other commitment or transaction or experienced any other event that is material to this Agreement or to any of the other agreements and documents executed or to be executed pursuant to this Agreement or to the transactions described herein or therein, or that could reasonably be expected to have, or has had, a material adverse effect on the condition of Purchaser or ADM (financial or otherwise) or on its respective assets, properties or prospects.

3.11 Litigation. Except as set forth on Schedule 3.11, no material legal or administrative or other adversary proceeding or investigation is currently pending against Purchaser or ADM and, to the best knowledge of Purchaser and ADM, none is threatened or contemplated by any governmental agency or other third party. Neither Purchaser nor ADM is subject to any continuing court or administrative order, writ, injunction or decree.


                             ARTICLE 4
                        COVENANTS OF SELLER

4.1 Consents. Seller will use its reasonable commercial efforts to obtain the necessary written consents and approvals of the parties listed on Schedule 2.8 hereto to the transactions contemplated in this Agreement. Within ten (10) days after the Effective Date, Seller shall deliver to Purchaser agreements by the holders of greater than fifty percent (50%) of Seller's outstanding common stock approving the transactions contemplated by this Agreement and agreeing to vote in favor of any shareholder resolution approving the transactions contemplated by this Agreement.

4.2 Ownership and Operation of the Assets. After the Closing Date Purchaser will have the sole control of the Assets set forth herein.

4.3 Exclusive Negotiations. Until the earlier of the Closing Date or the termination of this Agreement, and subject to the fiduciary duties of the directors of Seller, Seller agrees that none of Seller or any of the officers, directors, employees, investment bankers, attorneys, accountants or other agents of Seller will, directly or indirectly, solicit or accept from any person or entity any offer or expression of interest in, or with respect to an acquisition, combination, merger or similar transaction involving Seller with respect to the Assets. Upon receipt of any unsolicited bona fide offer or expression of interest in or with respect to any such transaction, Seller agrees to promptly inform Purchaser of the existence and terms of such offer or expression of interest.

4.4 Non-Compete. For a period of five (5) years from the Closing Date, (i) Seller, Arup Sen and David Saloff each agrees neither to manufacture and sell nor to assist a third party (other than Purchaser, ADM and their affiliates) to manufacture and sell a medical device that is substantially equivalent to SofPulse for the label indication in the Notification and (ii) Seller agrees to grant Purchaser the right of first refusal to manufacture and sell for the label indication in the Notification, any pulsed electromagnetic stimulation therapeutic device product developed by Seller to the extent that it is cleared for commercial marketing for the label indication in the Notification, provided that the foregoing shall not diminish any of the rights granted to Purchaser hereunder. During this five-year period, Seller agrees to keep Purchaser informed of research and development conducted by Seller on Seller's Patents and Seller's Technology and Know-how related to the label indication in the Notification and Purchaser agrees to keep confidential all such information until such time as Seller makes public disclosure of such new information. In the course of Seller's future research and development program during said five-year period, if Seller receives a premarket approval
       (PMA) from the FDA on a variant of SofPulse for a label indication other than as set forth in the Notification, then Seller agrees to first offer Purchaser the opportunity to negotiate the right to manufacture such a device to the extent that Seller, at the time of such PMA, has the right and desire to offer the manufacturing right to a third party.

4.5 Warranty Obligation. Between the Effective Date and the Closing Date, and in accordance with Purchaser's management and operation of the Business as set forth in Section 1.14, Purchaser shall be responsible for performing all repair work on the Devices, whether or not such Devices are within any applicable warranty period; provided, however, that Seller shall reimburse Purchaser for Purchaser's (i) out-of-pocket costs for materials in connection with such repair work to the extent such materials are not included within the Parts and (ii) Purchaser's actual labor costs excluding any allocation of overhead. After the Closing Date, Purchaser shall be responsible for performing all repair work on the Devices, whether or not such Devices are within any applicable warranty period; provided, however, that for the period commencing on the Effective Date and terminating on the earlier of (i) one year after the last Seller Device is sold or rented by Purchaser or (ii) eighteen (18) months after the Effective Date, Seller shall reimburse Purchaser for Purchaser's (i) out-of-pocket costs for materials in connection with such repair work to the Seller Devices to the extent such materials are not included within the Parts and (ii) Purchaser's actual labor costs in connection with such repair work to the Seller Devices excluding any allocation of overhead.

4.6 Sales and Use Tax. Seller shall be responsible for any sales or use tax payable in connection with the sale of the Assets hereunder; provided that Purchaser will reasonably assist Seller to minimize any such sales or use tax.

4.7 Insurance. Seller shall obtain and pay for a "tail" insurance policy insuring Seller and Purchaser against product liability claims with respect to the use of Devices prior to the Closing Date, which insurance policy will be substantially in the form of
       Exhibit 4.7.

4.8 Assistance. For a period of two (2) months following the Effective Date, Seller at no charge to Purchaser (other than for out-of-pocket expenses) shall cause David Saloff and Se Yong Oh (or such other qualified individual as Seller may designate if either of such individuals is unable to provide such assistance) to provide reasonable assistance (not exceeding in the case of either individual, on average 30 hours per week or 40 hours in any specific week) to Purchaser in connection with the operation of the Business.


                             ARTICLE 5
                       COVENANTS OF PURCHASER

5.1 Consents. Purchaser and ADM each will use its reasonable commercial efforts to obtain the necessary written consents and approvals of the parties listed on Schedule 3.6 hereto to the transactions contemplated in this Agreement.

5.2 Exclusive Negotiations. Until the earlier of the Closing Date or the termination of this Agreement, and subject to the fiduciary duties of the directors of ADM, Purchaser and ADM each agrees that none of Purchaser or ADM or any of the officers, directors, employees, investment bankers, attorneys, accountants or other agents of Purchaser or ADM will, directly or indirectly, solicit or accept from any person or entity any offer or expression of interest in, or with respect to a similar transaction involving, Purchaser or ADM with respect to a product or a business that competes, directly or indirectly, with the commercial use of the Assets (limited to the label indications).

5.3 Operation of Business. Until the earlier of the Closing Date or the termination of this Agreement, Purchaser agrees to operate its business under its normal business practice and not enter into any transaction other than those listed on Schedule
    5.3 hereto, that could reasonably be expected to have a material adverse effect on the condition of Purchaser (financial or otherwise) or on its assets, properties or prospects.

5.4 Conduct of Business. Purchaser agrees, for the twelve month period commencing on the Closing Date, to conduct the business of manufacturing and marketing of SofPulse in the ordinary course of business and not alter its reasonable business practice or take or omit to take any action that in any manner could reasonably be expected to adversely affect revenues from the manufacturing and marketing of SofPulse; provided, however, that this shall not prevent Purchaser from making such changes in the manner in which it manufactures and markets the SofPulse as it deems appropriate in the exercise of its reasonable business judgment, including, without limitation, pricing changes. ADM agrees that it and its affiliates shall assist Purchaser with the manufacturing and marketing of SofPulse, provided that such assistance is on arms' length terms and conditions. Purchaser acknowledges that Seller is relying on Purchaser's obligations under this Section 5.4 in setting the thresholds for exercise of the Warrant pursuant to Section 1.5.

5.5 Audit Rights. Purchaser agrees that Seller shall have the right to examine Purchaser's books and records for the purpose of determining whether, and to what extent, the Warrant is exercisable, and Purchaser agrees to make such books and records available for inspection and copying by Seller and its authorized representatives; provided, however, that (i) Seller and its representatives agree to keep such information confidential and to use such information solely for the purpose of determining whether and to what extent the Warrant is exercisable, (ii) all copying shall be at the sole cost and expense of Seller, and (iii) such inspection shall occur during Purchaser's normal business hours.

5.6 Insurance. Purchaser shall obtain and pay for an insurance policy insuring Seller and Purchaser against products liability claims with respect to the use of Devices from and after the Closing Date.


                             ARTICLE 6
                       CONDITIONS TO CLOSING

6.1 Conditions to Obligations of Seller. The obligations of Seller to consummate the transactions contemplated by this Agreement (other than the covenants and agreements of Seller that under the terms hereof are to be fulfilled prior to the Closing Date) shall be subject to the fulfillment, at or prior to the Closing of each of the following conditions in all material respects:

  (a) Representations, Warranties and Covenants. The representations and warranties of Purchaser and ADM contained in this Agreement shall have been true and correct as of the date they were made or deemed to have been made and shall be true and correct as of the Closing Date, with the same force and effect as if made as of the Closing Date, except for such changes as are permitted or contemplated by this Agreement, and other than such representations and warranties as are made as of another date. The covenants and agreements contained in this Agreement to be complied with by Purchaser and ADM, as the case may be, on or before the Closing Date shall have been complied with. Seller shall have received a certificate from Purchaser and from ADM to such effect, dated as of the Closing Date and signed by the Chief Executive Officer of Purchaser or ADM, as the case may be.

  (b) No Proceeding or Litigation. No legal or regulatory action shall have been commenced or threatened by or before any court or any federal, state or local governmental authority (collectively, "Governmental Authority") against Seller, Purchaser or ADM seeking to restrain or adversely alter the transactions contemplated by this Agreement or which is likely to render it impossible or unlawful to consummate such transactions or which could reasonably be expected to have a material adverse effect on the condition of Purchaser or ADM (financial or otherwise) or on its respective assets, properties or prospects.

  (c) Consents and Approvals. Seller shall have received, each in form and content satisfactory to Seller, all authorizations, consents, orders and approvals listed on Schedule 2.8 which, in each case, shall not contain any material conditions or limitations that are reasonably unacceptable to Seller.

  (d) Legal Opinion. Seller shall have received the legal opinion of counsel to Purchaser and ADM in form and content satisfactory to counsel to Seller, Purchaser and ADM, each acting reasonably (the "Purchaser Legal Opinion").

  (e) Registration of Shares. The Registration Statement (as defined in Section 11.1) shall have been filed with the SEC pursuant to the Securities Act.

6.2 Conditions to Obligations of Purchaser and ADM. The obligations of Purchaser and ADM to consummate the transactions contemplated by this Agreement (other than the covenants and agreements of Purchaser and ADM that under the terms hereof are to be fulfilled prior to the Closing Date) shall be subject to the fulfillment, at or prior to the Closing, of each of the following conditions in all material respects:

  (a) Representations, Warranties and Covenants. The representations and warranties of Seller contained in this Agreement shall have been true and correct as of the date as of which they were made or deemed to have been made and shall be true and correct as of the Closing Date, with the same force and effect as if made as of the Closing Date except for such changes as are permitted or contemplated by this Agreement, other than such representations and warranties as are made as of another date. The covenants and agreements contained in this Agreement to be complied with by Seller on or before the Closing Date shall have been complied with. Purchaser shall have received a certificate from Seller to such effect dated as of the Closing Date and signed by the Chief Executive Officer of Seller;

  (b) No Proceeding or Litigation. No legal or regulatory action shall have been commenced or threatened by or before any Governmental Authority against Seller, Purchaser or ADM seeking to restrain or adversely alter the transactions contemplated hereby or which is likely to render it impossible or unlawful to consummate the transactions contemplated by this Agreement or which could have a material adverse effect on the Assets.

  (c) Consents and Approvals. Purchaser and ADM each shall have received, each in form and substance reasonably satisfactory to Purchaser or ADM, as the case may be, all authorizations, consents, orders and approvals listed on Schedule 3.6 which, in each case, shall not contain any material conditions or limitations that are reasonably unacceptable to Purchaser or ADM, as the case may be.

  (d) Legal Opinion. Purchaser and ADM shall have received the legal opinion of counsel to Seller in form and content satisfactory to counsel to Seller, Purchaser and ADM, each acting reasonably (the "Seller Legal Opinion").

  (e) Seller Shareholder Approval. Seller shall have obtained the approval of its shareholders to the transactions contemplated by this Agreement; provided that this shall not be a condition to Closing if Seller provides Purchaser and ADM with an opinion of counsel, reasonably acceptable to Purchaser, that such shareholder approval is not required.


                             ARTICLE 7
                          INDEMNIFICATION

7.1 Survival of Representations and Warranties. The representations and warranties contained in Article 2 and
    Article 3 shall expire on June 30, 1999, except that the provisions of Sections 2.2, 2.3 2.7, 2.19, 2.21 and Sections
    3.2, 3.3 and 3.8 shall survive the Closing forever.

7.2 Indemnification of Seller.

  (a) Subject to the terms and conditions of this Article 7, Purchaser hereby agrees to indemnify, defend and hold each of Seller and its officers, directors, agents, attorneys and affiliates harmless from and against all losses, obligations, assessments, penalties, liabilities, costs, damages, reasonable attorneys' fees and expenses (collectively, "Damages") asserted against or incurred by Seller or such identified persons by reason of or resulting from (i) a representation or warranty made by Purchaser or ADM in Article 3 being incorrect or untrue or (ii) a breach by Purchaser of any covenant contained herein or in any of the agreements executed pursuant hereto or (iii) any failure by Purchaser to pay, perform or otherwise discharge any of the Assumed Liabilities.

  (b) Subject to the terms and conditions of this Article 7, ADM hereby agrees to indemnify, defend and hold each of Seller and its officers, directors, agents, attorneys and affiliates harmless from and against all Damages asserted against or incurred by Seller or such identified persons by reason of or resulting from (i) a representation or warranty made by ADM in
         Article 3 being incorrect or untrue or (ii) a breach by ADM of any covenant made by ADM contained herein or in any of the agreements executed pursuant hereto.

  (c) Seller agrees to cooperate with Purchaser and ADM in the event of any settlement negotiated by Purchaser or ADM with regard to the indemnification provided herein. In no event shall the total amount payable pursuant to this Section 7.2(c) with respect to the incorrectness of a representation or warranty exceed the Purchase Price or with respect to a breach of a covenant or agreement exceed the sum of the Purchase Price plus the net profit earned by Purchaser with respect to the operation of the Assets (including all rights granted to Purchaser hereunder).

7.3 Indemnification of Purchaser and ADM. Subject to the terms and conditions of this Article 7, Seller hereby agrees to indemnify, defend and hold Purchaser and ADM and their officers, directors, agents, attorneys and affiliates harmless from and against all Damages asserted against or incurred by Purchaser, ADM or such indemnified persons by reason of or resulting from:

  (a) a representation or warranty contained in Article 2 being incorrect or untrue or a breach by Seller of any covenant contained herein or in any agreement executed pursuant hereto or any failure by Seller to pay, perform or discharge any of the Retained Liabilities; or

  (b) the APS, O'Connell, and 1993 and 1994 Diapulse litigations as disclosed in Seller's annual report for the fiscal year ended December 31, 1997 filed with the SEC on Form 10-K; or

  (c)    the subject matter or content of the FDA Letters.

  Purchaser and ADM agree to cooperate with Seller in the event of any settlement negotiated by Seller with regard to the indemnification provided herein. In no event shall the total amount payable pursuant to this Section 7.3 exceed the Purchase Price.

7.4 Assertion and Resolution of Indemnification Claim.
  (a) Any permitted indemnitee under Sections 7.2 and 7.3 (an "Indemnified Party") shall give notice to the person responsible for indemnification (an "Indemnifying Party") of any claim as to which indemnification may be sought as soon as possible after the Indemnified Party has actual knowledge thereof and the amount thereof, if known; provided, however, that in the case of a claim based upon a representation or warranty being incorrect or untrue notice of such claim must be given to the Indemnifying Party before the expiration of such representation or warranty pursuant to Section 7.1. The Indemnified Party shall supply to the Indemnifying Party any other information in the possession of the Indemnified Party regarding such claim, and will permit the Indemnifying Party (at its expense) to assume the defense of any third party claim and any litigation resulting therefrom, provided that counsel for the Indemnifying Party who shall conduct the defense of such claim or litigation shall be reasonably satisfactory to the Indemnified Party, and provided further that the failure by the Indemnified Party to give notice as provided herein will not relieve the Indemnifying Party of its indemnification obligations hereunder except to the extent that the Indemnifying Party is damaged as a result of the failure to give notice and except that any claim not made within the time period set forth in the proviso to the first sentence of this
         Section 7.4(a) shall be forever barred. If the Indemnifying Party has assumed the defense of a third party claim, the Indemnifying Party shall not be entitled to settle such third party claim without the prior written consent of the Indemnified Party, which consent shall not be unreasonably withheld, provided that such consent shall not be required if such settlement involves only the payment of money and the claimant provides to the Indemnified Party, in form and substance reasonably satisfactory to such Indemnified Party, a release from all liability in respect of such third party claim.

          (b) The Indemnified Party shall have the right at all times to participate in the defense, settlement, negotiations or litigation relating to any third party claim or demand at its own expense. If the Indemnifying Party does not assume the defense of any matter as above provided, then the Indemnified Party shall have the right to defend any such third party claim or demand, and will be entitled to settle any such claim or demand in its discretion for the account or benefit of the Indemnified Party. In any event, the Indemnified Party will cooperate in the defense of any such action at the expense of the Indemnifying Party and the records of each party shall be available to the other with respect to such defense.

7.5 Indemnification of Negligence of Indemnitee. The indemnification provided in this Article 7 shall be applicable whether or not negligence of the indemnified party is alleged or proven.


                             ARTICLE 8
                            TERMINATION

8.1 Termination by Seller. Seller shall have the right to terminate this Agreement if (i) the conditions in Section 6.1 have not been satisfied or waived by Seller on or before September 30, 1998 or (ii) the form and content of the Seller Legal Opinion and the Purchaser Legal Opinion have not been agreed upon on or before June 5, 1998.

8.2 Termination by Purchaser. Purchaser shall have the right to terminate this Agreement if (i) the conditions in Section 6.2 have not been satisfied or waived by Purchaser on or before September 30, 1998 or (ii) the form and content of the Seller Legal Opinion and the Purchaser Legal Opinion have not been agreed upon on or before June 5, 1998.

8.3 Termination by Agreement of Seller and Purchaser.  Seller and
    Purchaser may terminate this Agreement at any time by their mutual consent.

8.4 Damages.  If this Agreement is terminated pursuant to Article
    8, the parties shall retain any rights they may have against each other for any breach of any of the terms and conditions of this Agreement.

                             ARTICLE 9
                          GUARANTEE BY ADM

ADM hereby irrevocably and unconditionally guarantees the timely performance by Purchaser of all of Purchaser's obligations pursuant to
Section 1.5(a)(ii) and the penultimate sentence of Section 1.14, subject to the provisions of the last sentence of Section 1.14.


                             ARTICLE 10
                           MISCELLANEOUS

10.1 Expenses. Each party hereto shall pay its own expenses incurred in connection with this Agreement and the transactions contemplated hereby.

10.2 Entire Agreement. This Agreement and the schedules and exhibits hereto contain the complete agreement among the parties with respect to the transactions contemplated hereby and supersede all prior agreements and understandings among the parties with respect to such transactions.

10.3 Counterparts. This Agreement may be executed in any number of counterparts, each of which when so executed and delivered shall be deemed an original, and such counterparts together shall constitute only one original.

10.4 Notices. All notices, demands, requests, or other communications that may be or are required to be given, served or sent by any party to any other party pursuant to this Agreement shall be in writing and shall be mailed by first-class, registered or certified mail, return receipt requested, postage prepaid, or transmitted by hand delivery, telegram, facsimile, or telex, addressed as follows:

  (a) If to Seller:               (b) If to Purchaser or ADM:

  Electropharmacology, Inc.       ADM Tronics Unlimited, Inc.
  2301 NW 33rd Court, Suite 102        224-S Pegasus Avenue
  Pompano Beach, FL 33069              Northvale, NJ 07647
  Attn:  Arup Sen                 Attn:  Andre DiMino
  Facsimile:  (954) 975-4021      Facsimile: (201) 784-0620


  Each party may designate by notice in writing a new address to which any notice, demand, request or communication may thereafter be so given, served or sent. Each notice, demand, request or communication that is mailed, delivered or transmitted in the manner described above shall be deemed sufficiently given, served, sent and received for all purposes at such time as it is delivered to the addressee, with the return receipt, the delivery receipt, the affidavit of messenger, or (with respect to a telecopy or telex) the answerback or confirmation of receipt being deemed conclusive evidence of such delivery, or at such time as delivery is refused by the addressee upon presentation.

10.5 Severability. If any provision of this Agreement is held to be illegal, invalid or unenforceable under present or future laws effective during the term hereof, the provision shall be fully severable and this Agreement shall be construed and enforced as if such illegal, invalid or unenforceable provision were never a part hereof; and the remaining provisions hereof shall remain in full force and effect and shall not be affected by the illegal, invalid or unenforceable provision or by its severance herefrom. Furthermore, in lieu of such illegal, invalid or unenforceable provision, there shall be added automatically as part of this Agreement a provision as similar in its terms to such illegal, invalid or unenforceable provision as may be possible and be legal, valid and enforceable.

10.6 Successors and Assigns. This Agreement and the rights, interests and obligations hereunder shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors and permitted assigns.

10.7 Governing Law. This Agreement and the rights and obligations of the parties hereto shall be governed, construed and enforced in accordance with the laws of the State of New Jersey and exclusive venue shall lie in the state and federal courts in the State of Jersey.

10.8 Amendment, Waiver and Other Action. This Agreement may be amended, modified or supplemented only by a written instrument executed by the parties against which enforcement of the amendment, modification or supplement is sought.

10.9 Legal Representation. All of the parties to this Agreement acknowledge that they have been advised that they should seek and have had the opportunity to seek counsel to review this Agreement and to obtain the advice of such counsel relating thereto.

10.10 Assignment. Neither this Agreement nor any right created hereby shall be assignable by either party hereto without the consent of the other party, which consent shall not be unreasonably withheld, provided that this shall not prevent Seller or JDRP from selling any ADM Stock in accordance with the terms and conditions of this Agreement.

10.11 Confidentiality. Each party shall maintain the confidentiality of, and not divulge or disclose to any other person, the existence of or any terms and conditions of this Agreement or any of the financial or other information provided to it by the other party to this Agreement.

10.12 Captions. The captions in this Agreement are for convenience of reference only and shall not limit or otherwise affect any of the terms or provisions hereof.

10.13 Number and Gender. Whenever the context requires, references in this Agreement to the singular number shall include the plural; the plural number shall include the singular; and words denoting gender shall include the masculine, feminine, and neuter.

10.14 Public Announcements. Except to the extent that Seller or Purchaser believes on the advice of counsel that public disclosure is required by law, no party to this Agreement shall make, or cause to be made, any press release or public announcement in respect of this Agreement or the transactions contemplated hereby or otherwise communicate with any news media without prior notification to the other parties. The parties shall cooperate as to the time and contents of any such press release or public announcement, but if they are unable to reach an agreement as to the time and contents of such press release or public announcement, each shall be free to make such press release or public announcement as it deems necessary.


                             ARTICLE 11
                        REGISTRATION RIGHTS

11.1     Registration Rights.

  (a) As soon as practicable following the Effective Date and as expeditiously as possible, ADM shall prepare a registration statement to effect a registration under the Securities Act of the Shares by means of a "shelf" registration statement pursuant to Rule 415 under the Securities Act (as well as necessary amendments or supplements thereto) (a "Registration Statement"). As soon as possible following the Closing Date, ADM shall file with the SEC the Registration Statement and use its best efforts to have the Registration Statement declared effective under the Securities Act as promptly as practicable after such filing.

  (b) As soon as practicable following the date the condition to the issuance of the Warrant Shares has been satisfied and as expeditiously as possible, ADM shall prepare and file a registration statement to effect a registration under the Securities Act of the Warrant Shares by means of a "shelf" registration statement pursuant to Rule 415 under the Securities Act (as well as necessary amendments or supplements thereto) (a "Registration Statement"). ADM shall use its best efforts to have the Registration Statement declared effective under the Securities Act as promptly as practicable after such filing.


11.2 Registration Procedures. In connection with such registration under either Section 11.1(a) or 11.1(b), ADM shall:

  (a) prepare and file with the SEC the Registration Statement, and use its best efforts to cause such Registration Statement to become and remain effective until the earlier of (i) the date on which all Shares or Warrant Shares, as applicable, included in the Registration Statement have been sold or (ii) two years after the effective date of such Registration Statement;

  (b) prepare and file with the SEC such amendments to such Registration Statement and supplements to the prospectus contained therein as may be necessary to keep such Registration Statement effective and current until the earlier of (i) the date on which all Shares or Warrant Shares, as applicable, have been sold or (ii) two years from the effective date of such Registration Statement;

  (c) furnish to Seller and JDRP and to the underwriters, if any, of the securities being registered such reasonable number of copies of the Registration Statement, preliminary prospectus, final prospectus and such other documents as such underwriters may reasonably request in order to facilitate the public offering of such securities;

  (d) use its best efforts to register or qualify the securities covered by such Registration Statement under the state securities or blue sky laws of not more than five jurisdictions as Seller or JDRP may reasonably request in writing within five days following the mailing, by first class mail, of a notice of the original filing of such Registration Statement, such notice to be mailed within five business days of such filing, except that ADM shall not for any purpose be required to execute a general consent to service of process or to qualify to do business as a foreign corporation in any jurisdiction wherein it is not so qualified;

  (e) notify Seller and JDRP, promptly after it shall receive notice thereof, of the time when such Registration Statement has become effective or a supplement to any prospectus forming a part of such Registration Statement has been filed;

  (f) notify Seller and JDRP promptly of any request by the SEC for the amending or supplementing of such Registration Statement or prospectus or for additional information and promptly deliver to Seller and JDRP copies of any comments received from the SEC;

  (g) prepare and file with the SEC, promptly upon the request of Seller or JDRP, any amendments or supplements to such Registration Statement or prospectus which, in the opinion of counsel for Seller or JDRP (and concurred in by counsel for ADM), is required under the Act or the rules and regulations thereunder in connection with the distribution of ADM Stock by Seller or JDRP;

  (h) promptly prepare and file with the SEC and promptly notify Seller and JDRP of the filing of such amendment or supplement to such Registration Statement or prospectus as may be necessary to correct any statements or omissions if, at the time when a prospectus relating to such securities is required to be delivered under the Act, any event shall have occurred as the result of which any such prospectus or any other prospectus as then in effect would include an untrue statement of a material fact or omit to state any material fact necessary to make the statements therein, in the light of the circumstances in which they were made, not misleading;

  (i) advise Seller and JDRP, promptly after it shall receive notice or obtain knowledge thereof, of the issuance of any stop order by the SEC suspending the effectiveness of such Registration Statement or the initiation or threatening of any proceeding for that purpose and promptly use its best efforts to prevent the issuance of any stop order or to obtain its withdrawal if such stop order should be issued; and

  (j) upon the effectiveness of such Registration Statement, the Shares or Warrant Shares, as applicable, included in the Registration Statement shall be listed on the Nasdaq National Market or the Nasdaq Small Cap Market if other shares of outstanding ADM Stock are so listed and on each national securities exchange on which other shares of outstanding ADM Stock are then listed.

11.3 Agreements of Seller and JDRP. Seller and JDRP each hereby agrees to provide ADM, or its agents or designees, with all information reasonably requested in connection with the registration under the Act or any applicable state securities law of the Shares or Warrant Shares, as applicable.

11.4     Expenses.

  (a) With respect to the registration pursuant to Section 11.1 hereof, all fees, costs and expenses of and incidental to such registration and public offering (as specified in paragraph (b) below) in connection therewith shall be borne by Seller; provided that the Purchaser shall bear any such fees, costs and expenses in excess of $15,000 in the case of the registration of the Shares and $7,500 in the case of the registration of the Warrant Shares.

  (b) The fees, costs and expenses of registration to be borne by Seller (up to $15,000 or $7,500, as applicable) or ADM (in excess of $15,000 or $7,500, as applicable) as provided in paragraph (a) above shall include, without limitation, all registration, filing, and NASD fees, printing expenses, fees and disbursements of counsel and accountants of ADM and all legal fees and disbursements and other expenses of complying with state securities or blue sky laws of any jurisdictions in which the securities to be offered are to be registered and qualified; provided that if Seller or JDRP want to comply with the blue sky laws of any jurisdiction other than Texas or New York, the filing fees with respect to such jurisdictions shall be paid by Seller or JDRP, as applicable. Fees and disbursements of counsel and accountants for Seller and any other expenses incurred by Seller not expressly included above shall be borne by Seller. Fees and disbursements of counsel and accountants for JDRP and any other expenses incurred by JDRP not expressly included above shall be borne by JDRP.

11.5     Indemnification.

  (a) ADM will indemnify and hold harmless each of Seller and each of its directors and officers, and JDRP and each of its partners and employees and any underwriter (as defined in the Act) for such holder and each person, if any, who controls such holder or such underwriter within the meaning of the Act, from and against, and will reimburse Seller and JDRP and each such underwriter and controlling person with respect to, any and all loss, damage, liability, reasonable cost and expense to which such holder or any such underwriter or controlling person may become subject under the Act or otherwise, insofar as such losses, damages, liabilities, reasonable costs or expenses are caused by any untrue statement or alleged untrue statement of any material fact contained in such Registration Statement, any prospectus contained therein or any amendment or supplement thereto, or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances in which they were made, not misleading; provided, however, that ADM will not be liable in any such case to the extent that any such loss, damage, liability, reasonable cost or expenses arises out of or is based upon (i) an untrue statement or alleged untrue statement or omission or alleged omission so made in conformity with written information furnished by such holder, such underwriter or such controlling person in writing specifically for use in the preparation thereof or (ii) the failure to deliver a current prospectus.

  (b) Each of Seller and JDRP will indemnify and hold harmless ADM, its directors and officers, any controlling person and any underwriter from and against, and will reimburse ADM, its directors and officers, any controlling person and any underwriter with respect to, any and all loss, damage, liability, cost or expense to which ADM or any controlling person and/or any underwriter may become subject under the Act or otherwise, insofar as such losses, damages, liabilities, reasonable costs or expenses are caused by any untrue statement or alleged untrue statement of any material fact contained in such Registration Statement, any prospectus contained therein or any amendment or supplement thereto, or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances in which they were made, not misleading, in each case to the extent, but only to the extent, that such untrue statement or alleged untrue statement or omission or alleged omission was so made in reliance upon and in strict conformity with written information furnished by or on behalf of Seller or JDRP, as applicable, specifically for use in the preparation thereof. Notwithstanding anything herein to the contrary, the indemnification obligation of JDRP shall be limited to the assets of JDRP and none of the partners or employees of JDRP shall have any personal liability in connection therewith.

  (c) If the indemnification provided for in subsection (a) and (b) of this Section 11.5 is unavailable or insufficient to hold harmless an indemnified party, then each indemnifying party shall contribute to the amount paid or payable by such indemnified party referred to in subsections (a) and (b) of this Section 11.5 in such proportion as is appropriate to reflect the relative fault of the indemnifying party on the one hand and the indemnified party on the other hand in connection with statements or omissions which result in losses, claims, damages or liabilities, as well as any other relevant equitable considerations. The relative fault shall be determined by reference to, among other things, whether the untrue or alleged untrue statement of a material fact or the omission or alleged omission to state a material fact relates to information supplied by the indemnifying party or the indemnified party and the parties' relative intent, knowledge, access to information and opportunity to correct or prevent such untrue statements or omissions. The parties agree that it would not be just and equitable if contributions pursuant to this clause were to be determined by pro rata allocation or by any other method of allocation which does not take account of the equitable considerations referred to in the first sentence of this subsection (c). The amount paid by an indemnified party as a result of the losses, claims, damages or liabilities referred to in the first sentence of this subsection (c) shall be deemed to include any legal or other expense reasonably incurred by such indemnified party in connection with investigating or defending any loss, claim, damage, liability or proceeding which is the subject of this clause. No person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any person who was not guilty of such fraudulent misrepresentation. Notwithstanding anything herein to the contrary, no person who sold ADM Stock shall have to indemnify or otherwise contribute an amount to any other party in excess of the total proceeds received by such person from the sale of Shares or Warrant Shares, as applicable.

  (d) Promptly after receipt by an indemnified party pursuant to the provisions of subsection (a) or (b) of this Section 11.5 of notice of the commencement of any action involving the subject matter of the foregoing indemnity provisions such indemnified party will, if a claim thereof is to be made against the indemnifying party pursuant to the provisions of said subsection (a) or (b), promptly notify the indemnifying party of the commencement thereof; but the omission to so notify the indemnifying party will not relieve it from any liability which it may have to any indemnified party otherwise than hereunder or any liability hereunder except to the extent it is damaged by such omission to so notify. In case such action is brought against any indemnified party and it notifies the indemnifying party of the commencement thereof, the indemnifying party shall have the right to participate in, and, to the extent that it may wish, jointly with any other indemnifying party similarly notified, to assume the defense thereof, with counsel satisfactory to such idemnified party, provided, however, if the defendants in any action include both the indemnified party and the indemnifying party and the indemnified party shall have reasonably concluded that there may be legal defenses available to it and/or other indemnified parties which are different from or in addition to those available to the indemnifying party, or if there is a conflict of interest which would prevent counsel for the idemnifying party from also representing the idemnifying party, the idemnified party or parties have the right to select separate counsel to participate in the defense of such action on behalf of such indemnified party or parties. After notice from the indemnifying party to such indemnified party of its election to assume the defense thereof, the indemnifying party will not be liable to such indemnified party pursuant to the provisions of said subssection (a) or (b) for any legal or other expense subsequently incurred by such indemnified party in connection with the defense thereof other than reasonable costs of investigation, unless (i) the indemnified party shall have employed counsel in accordance with the provisions of the preceding sentence, (ii) the indemnifying party shall not have employed counsel satisfactory to the indemnified party to represent the indemnified party within a reasonable time after the notice of the commencement of the action or (iii) the indemnifying party has authorized the employment of counsel for the indemnified party at the expense of the indemnifying party.

             (BALANCE OF PAGE INTENTIONALLY LEFT BLANK)




IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year set forth above.


ELECTROPHARMACOLOGY, INC.               ADM TRONICS UNLIMITED, INC.

By:  \s\ Arup Sen                       By:  \s\ Andre' Di Mino
Its:  President                         Its: Executive Vice President

Date:  May 27, 1998                     Date:  May 27, 1998


                                        AA NORTHVALE MEDICAL ASSOCIATES,
                                        INC.

                                        By:  \s\ Andre' Di Mino
                                        Its: President

                                        Date:  May 27, 1998


                            INTERVENTION

Each of Arup Sen and David Saloff intervene in this Agreement solely for the purpose of agreeing to be bound by the terms and conditions of Section 4.4, to the extent the same is applicable to him.

\s\ Arup Sen                             \s\ David Saloff

Jones, Day, Reavis & Pogue intervenes in this Agreement solely for the purposes of making the representations and warranties set forth in
Article 2A amd agreeing to be bound by the terms and conditions of
Section 1.6 and Article 11, in each case, to the extent the same is applicable to it.

\s\ Jones, Day, Reavis & Pogue