Form 10QSB
period 1998-06-30
ADM TRONICS UNLIMITED INC/DE
filed 1998-08-20
CIK 849401

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1998

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

              43,724,907 shares of Common Stock, $.0005 par value,
                             as of August 8, 1998

















                         ADM TRONICS UNLIMITED, INC.

                                   INDEX



Part I. Financial Information                                    Page Number

Item 1. Consolidated Financial Statements:

 Consolidated Balance Sheets - June 30, 1998 and
   March 31, 1998                                                     2

 Consolidated Statements of Operations - For The Three
   Months Ended June 30, 1998 and 1997                                3

 Consolidated Statements of Changes in Stockholders'
   Equity - For The Three Months Ended June 30, 1998                  4

 Consolidated Statements of Cash Flows - For The Three
   Months Ended June 30, 1998 and 1997                                5

 Notes To Consolidated Financial Statements                           6



Item 2. Management's Discussion And Analysis of Financial
            Condition and Results of Operations                      6-7

                          ADM TRONICS UNLIMITED, INC.
                          CONSOLIDATED BALANCE SHEETS

                                               June 30,        March 31,
                                                 1998            1998
                                             (Unaudited)
                  ASSETS

CURRENT ASSETS:
   Cash                                    $   805,028        1,127,947
   Accounts receivable--trade less allowance
   for doubtful accounts of $15,500            325,798          317,888
   Inventories:
     Raw materials and supplies                204,729          261,000
     Finished goods--chemicals                  56,426           59,535
   Other current assets                         23,395           24,101

     Total Current Assets                    1,415,376        1,790,371

   Property and Equipment                       79,153           75,833

   Equipment in use and under lease agreements,
    net of accumulated depreciation of $61,953
    and $60,164 respectively                    78,412           82,415

   Equipment held for sale                     303,633          302,218

   Loan receivable from officers                71,877           59,502

   Other Assets                                593,250          523,309

  Total Assets                             $ 2,541,701       $2,833,648



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable--trade                     144,437          397,338
   Accrued expenses and other                   80,825           46,139
   Notes payable - current                     104,629          110,842

   Total Current Liabilities                   329,891          554,319

Notes payable non-current                       41,412           48,676

Stockholders' Equity                         2,170,398        2,230,653

  Total Liabilities & Stockholders' Equity  $2,541,701       $2,833,648

         See accompanying notes to consolidated financial statements

                            ADM TRONICS UNLIMITED, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                   Three Months Ended
                                        June 30,
                                   1998         1997
Revenues:
 Net sales                      $ 555,822   $ 277,061

Costs And Expenses:
 Cost of sales                    275,870     127,873
 Selling, general and             351,308     290,749
 administrative

   Total cost and expenses        627,178     418,622

Operating Income (Loss)         ($ 71,356)  ($141,561)

Other Income:
 Interest, net of expense and      11,101      10,237
 other income

Net income (loss)               ($ 60,255)  ($131,324)

Net Income (loss) per           (    .001)  (   0.003)
 common share











          See accompanying notes to consolidated financial statements.

                            ADMTRONICS UNLIMITED, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED JUNE 30, 1998
                                (Unaudited)

                  Common                Capital In
                  Stock       Par       Excess Of   Accumulated
                  Shares      Value     Par Value   Deficit       Total



Balance,
March 31, 1998  43,724,907   21,862     5,137,176  (2,928,385)    2,230,653


Net income(loss)
Three months
ended June 30, 1998                                  ( 60,255)     ( 60,255)


Balance
June 30, 1998   43,724,907   21,862     5,137,176   (2,988,640)    2,170,398








             See accompanying notes to consolidated financial statements

                          ADM TRONICS UNLIMITED, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                (Unaudited)

                                                 Three Months Ended June 30,
                                                   1998               1997

Cash Flows From Operating Activities:

   Net income (loss)                            ($  60,255)    ($ 131,324)
   Adjustments to reconcile net income (loss)
   to net cash flows from operating activities:
       Depreciation and amortization                16,100          5,804
Changes in operating assets and liabilities
       Accounts receivable--trade                   (7,910)        58,356
       Inventories                                  59,380         22,310
       Other current assets                            706          3,940
       Equipment in use or under lease               1,714            184
       Equipment held for sale                      (1,415)          -
       Net change in other assets                  (78,677)       (48,818)
       Accounts payable--trade                    (252,901)       (70,394)
       Accrued expenses pre payments                34,686        (75,029)
          from customers

   Net cash flows provided by (used in)
   operating activities                           (288,572)      (234,971)

Cash Flows From Investing Activities:

   Purchase of property and equipment               (8,395)        (2,763)
   Loan to officer, net of repayments              (12,375)         2,000
   Net change in certificates of deposit              -           107,000

   Net cash flows provided by (used in)
   investing activities                             (20,770)      106,237

Cash Flows From Financing Activities:

   Additional borrowings of notes payable, net      (13,477)         -

   Net change in cash and cash equivalents         (322,819)     (128,734)

   Cash--Beginning of period                      1,127,847     1,174,965

   Cash--End of period                              805,028     1,046,231


Supplemental disclosure of cash flow activities:

   Interest paid                                      2,463          -


            See accompanying notes to consolidated financial statements.

                          ADM TRONICS UNLIMITED, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 - Basis of Presentation:

The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 1998 (the "Form 10-KSB") and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in financial positions for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

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

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Liquidity and Capital Resources

At June 30, 1998 the Company had cash of $805,028 as compared to $1,127,847 at March 31, 1998. This decrease was principally the result of cash used in operating activities.


Operating Activities

Net cash decreased $288,572 for the period as compared to a decrease of $234,971 in 1997. Net loss accounted for a decrease of $60,255 in 1998 as compared to a decrease of $131,324 attributable to net loss in 1997.
Accounts receivable decreased in 1998 by $7,910 while inventories increased by $59,380.

Investing Activities

Capital expenditures consisted of $8,395 for the purchase of office equipment. Loans to officers increased by $12,375 net of repayments.

Financing Activities

The Company had additional net borrowings of notes payable of $13,477.

The Company does not have any material external sources of liquidity or unused sources of funds.
                                         6





Results of Operations
Quarter Ended June 30, 1998

Revenues

Revenues were $555,822 in 1998 as compared to $277,061 in 1997 representing an increase of $278,761 or 101%. Chemical revenues increased $1,425 and revenues from the Company's medical activities increased by $277,336 primarily due to an acquisition of a medical device manufacturing facility.

Gross Profit

Gross profit of $279,952 in 1998 was 87% above the gross profit in 1997. Gross profit was 50% of revenues in 1998 as compared with 54% of revenues in 1997. The decrease in gross profit was the result of the product mix of sales which consisted of a modest increase in sales of the Company's chemical products with a higher gross profit margin coupled with an increase in medical segment sales with a lower gross profit margin.


Operating Income (Loss)

Operating loss of $60,255 in 1998 was $71,069 less than the operating loss of $131,324 in 1997. There was an increase in selling general and administrative expenses related to legal fees and associated costs the company incurred in its arbitration and counter claims with a former distributor of the Sonotron Medical Products and a change in the product mix of sales for the period. This was offset by an increase in revenues from the acquisition of a medical device manufacturing company.

Other Income (Loss)

Other income of $11,101 in 1998 increased $864, from $10,237 in 1997. This marginal increase was related to the timing of amounts invested at comparable interest rates.











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


Dated: Northvale, New Jersey
       August 19, 1998