Form 10QSB
period 1998-09-30
ADM TRONICS UNLIMITED INC/DE
filed 1998-11-19
CIK 849401

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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

              46,649,907 shares of Common Stock, $.0005 par value,
                             as of November 12, 1997

















                         ADM TRONICS UNLIMITED, INC.

                                   INDEX



Part I. Financial Information                                     Page Number

Item 1. Consolidated Financial Statements:

 Consolidated Balance Sheets - September 30, 1998 and
   March 31, 1998                                                     2

 Consolidated Statements of Operations - For The Three
   Months Ended September 30, 1998 and 1997 and For The
   Six Months Ended September 30, 1998 and 1997                       3

 Consolidated Statements of Changes in Stockholders'
   Equity - For The Six Months Ended September 30, 1998               4

 Consolidated Statements of Cash Flows - For The Six
   Months Ended September 30, 1998 and 1997                           5

 Notes To Consolidated Financial Statements                           6



Item 2. Management's Discussion And Analysis of Financial
            Condition and Results of Operations                      7-8

                          ADM TRONICS UNLIMITED, INC.
                          CONSOLIDATED BALANCE SHEETS

                                            September 30,      March 31,
                                                 1998            1998
                                             (Unaudited)
                  ASSETS

CURRENT ASSETS:
   Cash and equivalents                    $   611,198        1,127,847
   Accounts receivable--trade less allowance
   for doubtful accounts of $20,500            325,095          317,888
   Inventories:
     Raw materials and supplies                257,224          261,000
     Finished goods--chemicals                  66,251           59,535
   Other current assets                         28,189           24,101

Total Current Assets                         1,287,957        1,790,371

Property and Equipment                         182,219           75,833

Equipment in use and underlease agreements,
net of accumulated depreciation of $71,705
and $60,164, respectively                      371,260          82,415

Equipment held for sale                      1,342,422         302,218

Loan receivable from officer, bearing
interest at 3% per annum                        67,454           59,502

Other Assets                                   506,538          523,309

  Total Assets                             $ 3,757,850       $2,833,648



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable--trade                     151,104          397,338
   Accrued expenses and other                   49,224           46,139
   Notes payable - current                      97,920          110,842

   Total Current Liabilities                   298,248          554,319

Notes payable  -  non-current                   34,147           48,676

Stockholders' Equity                         3,425,455        2,230,653

  Total Liabilities & Stockholders' Equity  $3,757,850       $2,833,648

         See accompanying notes to consolidated financial statements

                            ADM TRONICS UNLIMITED, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                   Three Months Ended      SIX MONTHS ENDED
                                      SEPTEMBER 30,         SEPTEMBER 30,
                                   1998          1997      1998        1997
Revenues:
 Net sales                      $ 445,281   $ 292,048   $1,001,103 $  569,109

Costs And Expenses:
 Cost of sales                    221,547     119,934      497,417    247,807
 Selling, general and             327,884     297,676      679,192    588,425
 administrative

   Total cost and expenses        549,431     417,610    1,176,609    836,232

Operating Income(loss)         ($ 104,150) ($ 125,562)  ($ 175,506) ($267,123)

Other Income:                       9,207      13,908       20,308     24,145

Net Income (loss)               ($ 94,943)  ($ 111,654) ($155,198)  ($242,978)

Net income (loss) per
 common share                      (0.002)     (0.003)     (0.003)     (0.006)
















          See accompanying notes to consolidated financial statements.

                            ADMTRONICS UNLIMITED, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998
                                (Unaudited)

                     Common                Capital In
                     Stock       Par       Excess Of   Accumulated
                     Shares      Value     Par Value   Deficit       Total



Balance,
March 31, 1998      43,724,907   21,862    5,137,176  (2,928,385)   2,230,653


Issuance of
common stock         3,071,000    1,535    1,348,465                1,350,000

Net income (loss)
Six months ended
September 30, 1998                                       (155,198)   (155,198)


Balance
September 30, 1998  46,795,907   23,397    6,485,641   (3,083,583)  3,425,455
















             See accompanying notes to consolidated financial statements

                          ADM TRONICS UNLIMITED, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                               Six Months Ended September 30,
                                                   1998               1997

Cash Flows From Operating Activities:

   Net income(loss)                             ($ 155,198)       ($ 242,978)
   Adjustments to reconcile net income(loss)
   to net cash flows from operating activities:
       Depreciation and amortization                42,578            11,165
Changes in operating assets and liabilities:
       Accounts receivable--trade                   (7,207)           49,643
       Inventories                                  (2,940)           15,834
       Other current assets                         (4,088)            4,138
       Equipment in use or under lease               5,015                 0
       Equipment held for sale or lease             76,796           (13,096)
       Net change in other assets                     (701)          (49,123)
       Accounts payable--trade                    (246,234)           52,836
       Accrued expenses and prepayments
        from customers                               3,085           (72,316)

   Net cash flows provided by (used in)
    operating activities                          (288,894)         (243,897)

Cash Flows From Investing Activities:
   Purchases of property and equipment             (14,352)           (5,958)
   Acquisition of SofPulse assets                 (178,000)                0
   Down payment for purchase of stock of
    Precision Assembly Corporation                       0            (1,000)
   Loan to officer net of repayments                (7,952)            4,600
   Net changes in certificates of deposit                0           107,000

   Net cash flows provided by (used in)
   investing activities                           (200,304)          104,642

Cash Flows From Financing Activities:
   Additional borrowings of notes payable, net     (27,451)                0

   Net cash flows provided by (used in)
    financing activities                           (27,451)                0

   Net change in cash and cash equivalents        (516,649)         (139,255)

   Cash and cash equivalents--
    Beginning of period                          1,127,847         1,174,965

   Cash and cash equivalents--
    End of period                                  611,198         1,035,710

   Supplemental disclosure of
    Cash flow activities:
     Interest paid                                   4,900                 0
    Non-cash investing and financing activities:
     Fair value of assets acquired relating to
      SofPulse assets                            1,528,000                 0
     Common stock issued in connection with
      acquisition of SofPulse assets             1,350,000                 0

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

Note 2. - Pro forma

On August 18, 1998 the Company purchased certain assets from Electropharma-cology, Inc. ("EPI") including, but not limited to, a number of SofPulse (the "Device") medical devices along with certain manufacturing equipment, marketing rights, patents and other items associated with the Devices, in exchange for $150,000 and the issuance of 2,925,000 shares of the Company's common stock.

Unaudited pro forma results of operations, assuming the acquisition of the SofPulse business occurred as of the beginning of the six month periods ending September 30, 1998 and 1997, after giving effect to certain adjustments such as additional depreciation and a consulting agreement resulting from the acquisition was as follows. The pro forma summary does not necessarily reflect the results of operations as they would have been if the companies had constituted a single entity during such periods.

                                  (Unaudited)               (Unaudited)
                                September 30, 1998      September 30, 1997
     Revenues                     $  1,311,209              $  1,749,947
     Net loss                     $(12,397,838)             $ (1,048,768)
     Loss per share               $       (.26)             $       (.02)

Included in the net loss for the six months ended September 30, 1998 are expenses associated with EPI's reorganization, more specifically, the following: a $7,500,000 in-process research and development expense representing an up-front license fee that EPI paid for the acquisition of technology;
a $4,000,000 in-process research and development expense associated with the acquisition of two biotechnology companies acquired by EPI during the period.

                                     6

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Liquidity and Capital Resources

At September 30, 1998 the Company had cash and certificates of deposit of $611,198 as compared to $1,127,847 at March 31, 1998. This decrease was the result of net cash flows used in operating activities, investing activities and financing activities.

Operating Activities

Net cash flows used increased $44,997 to ($288,894) for the six months ended September 30, 1998 as compared to net cash flows of ($243,897) for six months ended September 30, 1997. This increase was primarily the result of significant payments to accounts payable offset by a reduction in the operating loss for the period ended September 30, 1998.

Investing Activities

Capital expenditures consisted of $178,000 for the acquisition of the SofPulse assets coupled with purchases of property and equipment of $14,352.

Financing Activities

The Company repaid $27,451 in notes payable.

The Company does not have any material external sources of liquidity or unused sources of funds.



Results of Operations
Quarter Ended September 30, 1998

Revenues

Revenues were $445,281 in 1998 as compared to $292,048 in 1997 representing an increase of $153,233 or 53%. Revenues from the Company's medical electronics activities increased $235,733 from revenues realized from acquisitions offset by a decrease in chemical revenues of $82,500.

Gross Profit

Gross profit of $223,734 in 1998 as compared to $172,114 in 1997 was $51,620, or 30%, above the gross profit in 1997. Gross profit was 50% of revenues in 1998 as compared with 59% of revenues in 1997. The reduction in gross profit margin was due primarily to the product mix of sales with increased sales of products with a lower gross margin.

Operating Income(Loss)

Operating loss in 1998 was ($104,150) compared to ($125,562) in 1997. Selling general and administrative expenses increased by $30,208 primarily due to increased legal and administrative expenses related to the arbitration with Arthronix.

Other Income

Other income in 1998 was $9,207 as compared to $13,908, a reduction of $4,701, due to a decrease in interest income from reduced amounts invested.

                                       7

Results of Operations
Six Months Ended September 30, 1998

Revenues

Revenues were $1,001,103 in 1998 as compared to $569,109 in 1997 representing an increase of $431,994 or 76%. Revenues from the Company's medical electronics activities increased $513,069 from revenues realized from acquisitions offset by a reduction in chemical revenues of $81,075.

Gross Profit

Gross profit of $503,686 in 1998 as compared to $321,302 in 1997 was $182,384, or 57% above the gross profit in 1997. Gross profit was 50% of revenues in 1998 and 57% 1997. The reduction in gross profit is due to the mix in product sales with higher sales of products with a lower gross margin.

Operating Income(Loss)

Operating loss was ($175,506) in 1998 compared to ($267,123) in 1997. Selling, general and administrative expenses increased by $90,767 due to increased legal and administrative expenses related to arbitration with Arthronix,

Other Income

Other income of $20,308 in 1998 decreased $3,837 from $24,145 in 1997, due to a decrease in interest income from reduced amounts invested.













                                     8






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


Dated: Northvale, New Jersey
       November 19, 1998