Form 10QSB/A
period 1998-06-30
ADM TRONICS UNLIMITED INC/DE
filed 1999-02-19
CIK 849401

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

              47,406,652 shares of Common Stock, $.0005 par value,
                             as of February 18, 1999

















                         ADM TRONICS UNLIMITED, INC.

                                   INDEX



Part I. Financial Information                                    Page Number

Item 1. Consolidated Financial Statements:

 Consolidated Balance Sheets - June 30, 1998 and
   March 31, 1998                                                     2

 Consolidated Statements of Operations - For The Three
   Months Ended June 30, 1998 and 1997                                3

 Consolidated Statements of Changes in Stockholders'
   Equity - For The Three Months Ended June 30, 1998                  4

 Consolidated Statements of Cash Flows - For The Three
   Months Ended June 30, 1998 and 1997                                5

 Notes To Consolidated Financial Statements                           6



Item 2. Management's Discussion And Analysis of Financial
            Condition and Results of Operations                      6-7

                          ADM TRONICS UNLIMITED, INC.
                          CONSOLIDATED BALANCE SHEETS

                                               June 30,        March 31,
                                                 1998            1998
                                             (Unaudited)
                  ASSETS

CURRENT ASSETS:
   Cash                                    $   805,028        1,127,947
   Accounts receivable--trade less allowance
   for doubtful accounts of $15,500            325,798          317,888
   Inventories:
     Raw materials and supplies                204,729          261,000
     Finished goods--chemicals                  56,426           59,535
   Other current assets                        103,900           24,101

     Total Current Assets                    1,495,881        1,790,371

   Property and Equipment                       79,153           75,833

   Equipment in use and under lease agreements,
    net of accumulated depreciation of $61,953
    and $60,164 respectively                    78,412           82,415

   Equipment held for sale                     303,633          302,218

   Loan receivable from officers                71,877           59,502

   Other Assets                                593,250          523,309

  Total Assets                             $ 2,622,206       $2,833,648



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable--trade                     144,437          397,338
   Accrued expenses and other                   93,325           46,139
   Notes payable - current                     104,629          110,842

   Total Current Liabilities                   342,391          554,319

Notes payable non-current                       41,412           48,676

Stockholders' Equity                         2,238,403        2,230,653

  Total Liabilities & Stockholders' Equity  $2,622,206       $2,833,648

         See accompanying notes to consolidated financial statements

                            ADM TRONICS UNLIMITED, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                   Three Months Ended
                                        June 30,
                                   1998         1997
Revenues:
 Net sales                      $ 555,822   $ 277,061

Costs And Expenses:
 Cost of sales                    275,870     127,873
 Selling, general and             377,803     290,749
 administrative

   Total cost and expenses        653,673     418,622

Operating Income (Loss)         ($ 97,851)  ($141,561)

Other Income:
 Interest, net of expense and      11,101      10,237
 other income

Net income (loss)               ($ 86,750)  ($131,324)

Net Income (loss) per           (    .002)  (   0.003)
 common share











          See accompanying notes to consolidated financial statements.

                            ADMTRONICS UNLIMITED, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED JUNE 30, 1998
                                (Unaudited)

                  Common                Capital In
                  Stock       Par       Excess Of   Accumulated
                  Shares      Value     Par Value   Deficit       Total



Balance,
March 31, 1998  43,724,907   21,862     5,137,176  (2,928,385)    2,230,653

Issuance of common
  stock            252,000      126        94,374                    94,500

Net income(loss)
Three months
ended June 30, 1998                                  ( 86,750)     ( 86,750)


Balance
June 30, 1998   43,976,907   21,988     5,231,550   (3,015,135)    2,238,403








             See accompanying notes to consolidated financial statements

                          ADM TRONICS UNLIMITED, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                (Unaudited)

                                                 Three Months Ended June 30,
                                                   1998               1997

Cash Flows From Operating Activities:

   Net income (loss)                            ($  86,750)    ($ 131,324)
   Adjustments to reconcile net income (loss)
   to net cash flows from operating activities:
       Depreciation and amortization                16,100          5,804
       Stock issued for services                    26,495           -
Changes in operating assets and liabilities
       Accounts receivable--trade                   (7,910)        58,356
       Inventories                                  59,380         22,310
       Other current assets                        (11,794)         3,940
       Equipment in use or under lease               1,714            184
       Equipment held for sale                      (1,415)          -
       Net change in other assets                  (78,677)       (48,818)
       Accounts payable--trade                    (252,901)       (70,394)
       Accrued expenses pre payments                47,186        (75,029)
          from customers

   Net cash flows provided by (used in)
   operating activities                           (288,572)      (234,971)

Cash Flows From Investing Activities:

   Purchase of property and equipment               (8,395)        (2,763)
   Loan to officer, net of repayments              (12,375)         2,000
   Net change in certificates of deposit              -           107,000

   Net cash flows provided by (used in)
   investing activities                             (20,770)      106,237

Cash Flows From Financing Activities:

   Additional borrowings of notes payable, net      (13,477)         -

   Net change in cash and cash equivalents         (322,819)     (128,734)

   Cash--Beginning of period                      1,127,847     1,174,965

   Cash--End of period                              805,028     1,046,231


Supplemental disclosure of cash flow activities:

   Interest paid                                      2,463          -
   Non-cash investing and financing activities:
     Common stock issued in connection with
       consulting agreement                          94,500          -

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


Operating Activities

Net cash decreased $288,572 for the period as compared to a decrease of $234,971 in 1997. Net loss accounted for a decrease of $86,750 in 1998 as compared to a decrease of $131,324 attributable to net loss in 1997.
Accounts receivable decreased in 1998 by $7,910 while inventories increased by $59,380.

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


Operating Income (Loss)

Operating loss of $86,750 in 1998 was $44,574 less than the operating loss of $131,324 in 1997. There was an increase in selling general and administrative expenses related to legal fees and associated costs the company incurred in its arbitration and counter claims with a former distributor of the Sonotron Medical Products and a change in the product mix of sales for the period. This was offset by an increase in revenues from the acquisition of a medical device manufacturing company.

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


Dated: Northvale, New Jersey
       February 18, 1999