Form 10QSB/A
period 1998-09-30
ADM TRONICS UNLIMITED INC/DE
filed 1999-02-19
CIK 849401

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

















                         ADM TRONICS UNLIMITED, INC.

                                   INDEX



Part I. Financial Information                                     Page Number

Item 1. Consolidated Financial Statements:

 Consolidated Balance Sheets - September 30, 1998 and
   March 31, 1998                                                     2

 Consolidated Statements of Operations - For The Three
   Months Ended September 30, 1998 and 1997 and For The
   Six Months Ended September 30, 1998 and 1997                       3

 Consolidated Statements of Changes in Stockholders'
   Equity - For The Six Months Ended September 30, 1998               4

 Consolidated Statements of Cash Flows - For The Six
   Months Ended September 30, 1998 and 1997                           5

 Notes To Consolidated Financial Statements                           6



Item 2. Management's Discussion And Analysis of Financial
            Condition and Results of Operations                      7-8

                          ADM TRONICS UNLIMITED, INC.
                          CONSOLIDATED BALANCE SHEETS

                                            September 30,      March 31,
                                                 1998            1998
                                             (Unaudited)
                  ASSETS

CURRENT ASSETS:
   Cash and equivalents                    $   611,198        1,127,847
   Accounts receivable--trade less allowance
   for doubtful accounts of $20,500            325,095          317,888
   Inventories:
     Raw materials and supplies                257,224          261,000
     Finished goods--chemicals                  66,251           59,535
   Other current assets                        113,601           24,101

Total Current Assets                         1,373,369        1,790,371

Property and Equipment                         182,219           75,833

Equipment in use and underlease agreements,
net of accumulated depreciation of $71,705
and $60,164, respectively                      371,260          82,415

Equipment held for sale                      1,419,557         302,218

Loan receivable from officer, bearing
interest at 3% per annum                        67,454           59,502

Other Assets                                   506,538          523,309

  Total Assets                             $ 3,920,397       $2,833,648



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable--trade                     151,104          397,338
   Accrued expenses and other                   80,474           46,139
   Notes payable - current                      97,920          110,842

   Total Current Liabilities                   329,498          554,319

Notes payable  -  non-current                   34,147           48,676

Stockholders' Equity                         3,556,752        2,230,653

  Total Liabilities & Stockholders' Equity  $3,920,397       $2,833,648

         See accompanying notes to consolidated financial statements

                            ADM TRONICS UNLIMITED, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                   Three Months Ended      SIX MONTHS ENDED
                                      SEPTEMBER 30,         SEPTEMBER 30,
                                   1998          1997      1998        1997
Revenues:
 Net sales                      $ 445,281   $ 292,048   $1,001,103 $  569,109

Costs And Expenses:
 Cost of sales                    221,547     119,934      497,417    247,807
 Selling, general and             385,342     297,676      763,145    588,425
 administrative

   Total cost and expenses        606,889     417,610    1,260,562    836,232

Operating Income(loss)         ($ 161,608) ($ 125,562)  ($ 259,459) ($267,123)

Other Income:                       9,207      13,908       20,308     24,145

Net Income (loss)               ($152,401) ($ 111,654)  ($ 239,151) ($242,978)

Net income (loss) per
 common share                      (0.003)     (0.003)     (0.005)     (0.006)
















          See accompanying notes to consolidated financial statements.

                            ADMTRONICS UNLIMITED, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1998
                                (Unaudited)

                     Common                Capital In
                     Stock       Par       Excess Of   Accumulated
                     Shares      Value     Par Value   Deficit       Total



Balance,
March 31, 1998      43,724,907   21,862    5,137,176  (2,928,385)   2,230,653


Issuance of
common stock         3,645,000    1,822    1,563,428                1,565,250

Net income (loss)
Six months ended
September 30, 1998                                       (239,151)   (239,151)


Balance
September 30, 1998  47,369,907   23,684    6,700,604   (3,167,536)  3,556,752
















             See accompanying notes to consolidated financial statements

                          ADM TRONICS UNLIMITED, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                               Six Months Ended September 30,
                                                   1998               1997

Cash Flows From Operating Activities:

   Net income(loss)                             ($ 239,151)       ($ 242,978)
   Adjustments to reconcile net income(loss)
   to net cash flows from operating activities:
       Depreciation and amortization                42,578            11,165
       Stock issued for services                    83,953              -
Changes in operating assets and liabilities:
       Accounts receivable--trade                   (7,207)           49,643
       Inventories                                  (2,940)           15,834
       Other current assets                         41,797             4,138
       Equipment in use or under lease               5,015                 0
       Equipment held for sale or lease               (339)          (13,096)
       Net change in other assets                     (701)          (49,123)
       Accounts payable--trade                    (246,234)           52,836
       Accrued expenses and prepayments
        from customers                              34,335           (72,316)

   Net cash flows provided by (used in)
    operating activities                          (288,894)         (243,897)

Cash Flows From Investing Activities:
   Purchases of property and equipment             (14,352)           (5,958)
   Acquisition of SofPulse assets                 (178,000)                0
   Down payment for purchase of stock of
    Precision Assembly Corporation                       0            (1,000)
   Loan to officer net of repayments                (7,952)            4,600
   Net changes in certificates of deposit                0           107,000

   Net cash flows provided by (used in)
   investing activities                           (200,304)          104,642

Cash Flows From Financing Activities:
   Additional borrowings of notes payable, net     (27,451)                0

   Net cash flows provided by (used in)
    financing activities                           (27,451)                0

   Net change in cash and cash equivalents        (516,649)         (139,255)

   Cash and cash equivalents--
    Beginning of period                          1,127,847         1,174,965

   Cash and cash equivalents--
    End of period                                  611,198         1,035,710

   Supplemental disclosure of
    Cash flow activities:
     Interest paid                                   4,900                 0
    Non-cash investing and financing activities:
     Fair value of assets acquired relating to
      SofPulse assets                            1,605,135                 0
     Common stock issued in connection with
      acquisition of SofPulse assets             1,427,135                 0
     Common stock issued in connection with
      consulting agreement                         138,115                 0

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

                                  (Unaudited)               (Unaudited)
                                September 30, 1998      September 30, 1997
     Revenues                     $  1,311,209              $  1,749,947
     Net loss                     $(12,481,763)             $ (1,048,768)
     Loss per share               $       (.26)             $       (.02)

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

Operating Income(Loss)

Operating loss in 1998 was ($161,608) compared to ($125,562) in 1997. Selling general and administrative expenses increased by $87,666 primarily due to increased legal and administrative expenses related to the arbitration with Arthronix and an increase in additional consulting services incurred during the period.

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

Operating Income(Loss)

Operating loss was ($259,459) in 1998 compared to ($267,123) in 1997. Selling, general and administrative expenses increased by $174,720 due to increased legal and administrative expenses related to arbitration with Arthronix and an increase in consulting services incurred.

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