Form 10QSB
period 1998-12-31
ADM TRONICS UNLIMITED INC/DE
filed 1999-02-19
CIK 849401

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1998

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

















                         ADM TRONICS UNLIMITED, INC.

                                   INDEX



Part I. Financial Information                                    Page Number

Item 1. Consolidated Financial Statements:

 Consolidated Balance Sheets - December 31, 1998 and
   March 31, 1998                                                     2

 Consolidated Statements of Operations - For The Three
   Months Ended December 31, 1998 and 1997                            3

 Consolidated Statements of Operations - For The Nine
   Months Ended December 31, 1998 and 1997                            3

 Consolidated Statement of Changes in Stockholders'
   Equity - For The Nine Months Ended December 31, 1998               4

 Consolidated Statements of Cash Flows - For The Nine
   Months Ended December 31, 1998 and 1997                            5

 Notes To Consolidated Financial Statements                           6



Item 2. Management's Discussion And Analysis of Financial
            Condition and Results of Operations                       6



Part II.  Other Information                                           8

                          ADM TRONICS UNLIMITED, INC.
                          CONSOLIDATED BALANCE SHEETS

                                             December 31,      March 31,
                                                 1998            1998
                                             (Unaudited)
                  ASSETS

CURRENT ASSETS:
   Cash and equivalents                    $   567,153        1,127,847
   Accounts receivable--trade less
    allowance for doubtful accounts of
    $46,000 and $20,500, respectively          439,917          317,888
   Inventories:
     Raw materials and supplies                316,988          261,000
     Finished goods                             59,595           59,535
   Other current assets                        101,196           24,101

Total Current Assets                         1,484,849        1,790,371

Property and Equipment                         188,050           75,833

Equipment in use and under lease
  agreements, net of accumulated
  depreciation of $86,079 and
  $60,164, respectively                        337,837           82,415

Equipment held for sale                      1,341,844          302,218

Loan receivable from officers, bearing
interest at 3% per annum                        67,498           59,502

Other Assets                                   497,833          523,309

  Total Assets                             $ 3,917,911       $2,833,648


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable--trade                     251,015          397,338
   Accrued expenses and other                   58,084           46,139
   Notes payable - current                     134,687          110,842

   Total Current Liabilities                   443,786          554,319

Notes payable - non-current                     26,883           48,676

Stockholders' Equity                         3,447,242        2,230,653

  Total liabilities and stockholders'
    equity                                  $3,917,911       $2,833,648

         See accompanying notes to consolidated financial statements

                            ADM TRONICS UNLIMITED, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                   Three Months Ended     Nine Months Ended
                                       December 31,         December 31,
                                   1998          1997      1998        1997

Revenues                        $ 631,405   $ 358,580   $1,632,508  $ 927,689

Costs And Expenses:
 Cost of sales                    290,096     184,527      787,513    432,334
 Selling, general and             450,988     223,533    1,214,133    811,958
  administrative

   Total costs and expenses       741,084     408,060    2,001,646  1,244,292

Operating income (Loss)        ($ 109,679) ($  49,480)  ($ 369,138)($ 316,603)

Other Income:
 Interest, net of expense           8,919      13,302       29,227     37,447
  and other income

Net Income (loss)              ($ 100,760) ($  36,178)  ($ 339,911)($ 279,156)

Net Income (loss) per              (0.002)     (0.001)      (0.007)    (0.007)
 common share






          See accompanying notes to consolidated financial statements.

                            ADM TRONICS UNLIMITED, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1998
                                (Unaudited)

                  Common                Capital In
                  Stock       Par       Excess Of   Accumulated
                  Shares      Value     Par Value   Deficit       Total



Balance,
March 31, 1998   43,724,907   21,862   5,137,176    (2,928,385)   2,230,653

Issuance of
 common stock     3,745,000    1,872   1,594,628                  1,596,500

Repurchase of
 common stock       (63,255)     (32)    (39,968)                   (40,000)

Net income (loss)
nine months ended
December 31,1998                                      (339,911)    (339,911)


Balance
December 31,1998 47,406,652   23,702   6,691,836    (3,268,296)   3,447,242








             See accompanying notes to consolidated financial statements

                          ADM TRONICS UNLIMITED, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                (Unaudited)

                                               Nine Months Ended December 31,
                                                   1998               1997
Cash Flows From Operating Activities:
   Net income(loss)                            ($ 339,911)      ($ 279,156)
   Adjustments to reconcile net income (loss)
   to net cash flows from operating activities:
       Depreciation and amortization               80,067           18,155
       Stock issued for services                   98,536             -
Changes in operating assets and liabilities:
       Accounts receivable--trade                (122,029)          16,168
       Inventories                                (56,048)          48,547
       Other current assets                        70,869            6,885
       Equipment in use or under lease             22,070             -
       Equipment held for sale                     77,374           (7,689)
       Net change in other assets                  (1,248)         (49,696)
       Accounts payable--trade                   (146,323)         (42,951)
       Accrued expenses and prepayments
         from customers                            11,945          (64,320)

   Net cash flows provided by (used in)
   operating activities                          (304,698)        (354,057)

Cash Flows From Investing Activities:
   Purchase of property and equipment             (32,052)          (5,958)
   Acquisition of SofPulse business              (178,000)            -
   Down payment for purchase of stock of
    Precision Assembly Corporation                   -             (53,000)
   Cash balance of company acquired                  -               8,851
   Pepurchase of common stock                     (40,000)            -
   Loan to officer, net of repayments              (7,996)           7,200
   Net changes in certificates of deposit            -               6,817

   Net cash flows provided by (used in)
   investing activities                          (258,048)         (36,090)

Cash Flows From Financing Activities:
   Additional borrowings of notes payable, net      2,052            2,072

   Net cash flows provided by (used in)
   financing activities                             2,052            2,072

   Net change in cash and cash equivalents       (560,694)        (388,075)

   Cash and cash equivalents
          -Beginning of year                    1,127,847        1,174,965
   Cash and cash equivalents
          -End of period                          567,153          786,890

Supplemental disclosure of cash flow activities:

  Interest paid                                     7,384             -
  Non-cash investing and financing activities:
    Fair value of assets acquired realting to
      SofPulse business                         1,605,135             -
    Common stock issued in connection with
      acquisition of SofPulse business          1,427,135             -
    Common stock issued in connection with
      consulting agreements                       169,365             -
    Fair value of assets received in connection
      with acquisition of Precision Assembly
      Corporation                                    -             309,272
    Fair value of liabilities assumed in
      connection with acquisition of Precision
      Assembly Corporation                           -             327,184

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

Note 2 - Acquisition of SofPulse

On August 18, 1998 the Company purchased certain assets from Electro-pharmacology, Inc. ("EPI") including, but not limited to, a number of SofPulse (the "Device") medical devices along with certain manufacturing equipment, marketing rights, patents and other items associated with the Devices, in exchange for $150,000 and the issuance of 2,925,000 shares of the Company's common stock.

Unaudited pro forma results of operations, assuming the acquisition of the SofPulse business occurred as of the beginning of the nine month periods ending December 31, 1998 and 1997, after giving effect to certain adjustments such as additional depreciation and a consulting agreement resulting from the acquisition were as follows. The pro forma summary does not necessarily reflect the results of operations as they would have been if the companies had constituted a single entity during such periods.

                                      (Unaudited)              (Unaudited)
                                    December 31, 1998        December 31, 1997
Revenues                            $  2,128,059             $  2,913,352
Net loss                            $(12,923,744)            $ (1,350,975)
Loss per share                      $       (.27)            $       (.03)

Included in the net loss for the nine months ended December 31, 1998 are expenses associated with EPI's reorganization, more specifically, the following: a $7,500,000 in-process research and development expense representing an up-front license fee that EPI paid for the acquisition of technology; a $4,000,000 in-process research and development expense associated with the acquisition of two biotechnology companies acquired by EPI during the period.

Note 3 - Repurchase of Common Stock

As part of the agreement dated May 27, 1998 between the Company, EPI and Jones, Day, Reavis & Pogue, ADM agreed that if the common stock issued to Jones, Day in said agreement, was not registered under the Securities Act and under applicable state securities laws by October 17, 1998, then on that day and on each thirty day anniversary until the common stock is so registered, if timely requested by Jones, Day, ADM will purchase from Jones, Day for $20,000 a number of shares of common stock equal to 20,000 divided by the then current value per share as determined in accordance with the asset purchase agreement. ADM's obligation to purchase shares of common stock from Jones, Day is limited to an aggregate purchase price of $60,000 if registration has not occurred due to circumstances not reasonably within the control of ADM. As of december 31, 1998, ADM purchased 63,255 shares from Jones, Day, as timely requested, on two anniversary dates for $40,000.

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 1998 the Company had cash and certificates of deposit of $567,153 as compared to $1,127,847 at March 31, 1998. This decrease was principally due to cash flows used in operating activities and cash used for the acquisition of the SofPulse business.

Operating Activities

Net cash flows decreased $172,619 to ($560,694) for the nine months ended December 31, 1998 as compared to ($388,075) for the nine months ended December 31, 1997. This decrease was primarily due to cash used in operating activities of $304,698 and cash used in investing activities of $258,048.

Investing Activities

Investing activities consisted of cash used for the SofPulse acquisition of $178,000, purchases of property and equipment of $32,052, repurchases of common stock, $40,000 and additional net borrowings by an officer of the Company of $7,996.

Financing Activities

The Company was provided $2,052 from additional borrowings, net of repayments.

The Company does not have any material external sources of liquidity or unused sources of funds.

                                      6


Results of Operations
Quarter Ended December 31, 1998

Revenues

Revenues were $631,405 in 1998 as compared to $358,580 in 1997 representing an increase of $272,825 or 76.1%. The increase in revenues was primarily from the SofPulse rental and sales activities, which increased by $171,149, coupled with an increase in chemical revenues of $41,772.

Gross Profit

Gross profit of $341,309 in 1998 was $167,256, or 96.1%, above the gross profit in 1997. Gross profit was 54.1% of revenues in 1998 as compared with 48% of revenues in 1997. The higher gross profit percentage was due to the revenues from the SofPulse business which has a higher gross profit margin.

Operating Income (Loss)

Operating loss of $109,679 in 1998 was $60,199 above the operating loss of $49,480 in 1997. Selling general and administrative expenses increased by $227,455.

Other Income

Other income of $8,919 in 1998 decreased by $4,383, or 32.9%, from $13,302 in 1997, principally due to a decrease in interest income from reduced amounts invested.


Results of Operations
Nine Months Ended December 31, 1998

Revenues

Revenues were $1,632,508 in 1998 as compared to $927,689 in 1997 representing an increase of $704,819 or 76%. Chemical revenues decreased $39,303 and the Company's revenues from the sales and rentals of medical equipment increased by $744,122.

Gross Profit

Gross profit of $844,995 in 1998 was $349,640 or 71% higher than the gross profit in 1997. Gross profit was 52% of revenues in 1998 as compared with 54% of revenues in 1997. The lower gross profit percentage was due to the product mix of sales with higher sales volume of products with a lower gross profit margin.

Operating Income (Loss)

Operating loss of $369,138 in 1998 was $52,535 above the operating loss of $316,603 in 1997. Selling, general and administrative expenses increased by $402,175.
                                    7





Other Income

Other income of $29,227 in 1998 decreased $8,220 from $37,447 in 1997, due to a decrease in interest income from reduced amounts invested.





Part II:  Other Information

Item 4    Submission of Matters to a Vote of Security Holders.

          (a)     A Special Meeting was held on December 4, 1998.

          (b)     Not applicable.

          (c) Shareholders voted upon a proposal to amend the Company's Certificate of Incorporation to effect a one for four reverse split and to decrease the number of shares of Common Stock which the Company is authorized to issue from 150,000,000 to 37,500,000. 21,767,156 votes were cast for the proposal, 104,200 votes were cast against or witheld. 6,500 shares abstained and 0 shares were represented by "broker non-votes." Although the proposal received sufficient votes to pass, the board of directors determined not to amend the Certificate of Incorporation.


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



                                         ADM Tronics Unlimited, Inc.

                                      By:/s/ Dr. Alfonso DiMino
                                         Dr. Alfonso DiMino
                                         President



                                  And By:/s/ Andre' DiMino
                                         Andre' DiMino
                                         Principal Financial Officer


Dated: Northvale, New Jersey
       February 18, 1999