Form 10KSB
period 1999-03-31
ADM TRONICS UNLIMITED INC/DE
filed 1999-07-15
CIK 849401

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-KSB
     (Mark One)

          X      ANNUAL REPORT PURSUANT  TO  SECTION 13 OR 15(d) OF
                                        THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended March 31, 1999

                                    OR

      ___       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

                               $2,139,632

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days prior to the date of filing:

              Approximately $13,927,567 as of July 6, 1999

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  47,382,037 shares of Common Stock, $.0005 par value as of July 6, 1999

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

          European Patent Office - (United Kingdom, West Germany, France, Sweden, Switzerland, Italy and Holland).
     Brazil.
     Japan.

     A United States patent in connection with a product which appears to be similar to the Company's Sonotron Device was granted to a third party in early 1994. Patent counsel to the entity intending to utilize such patent has rendered a written opinion to the effect that such product does not infringe a patent held by the Company, and, further that a patent held by the Company would be found invalid by a court. Although, based upon the description of the third party's product in the opinion letter, the Company's patent counsel disagrees with such conclusion and believes that the third party's product infringes three patents held by the Company, there can be no assurance that any patent held by the Company will be determined by a court to be valid or to be infringed by the third party's product. In order for the Company to protect its ability to rely on any patent protection, the Company must identify, contain and prosecute infringement by others. Such efforts generally entail substantial legal and other costs. There can be no assurance that under such circumstances the Company would have the necessary financial resources to fully prosecute any such infringement.

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

     In August 1993 the Company entered into an agreement (the "1993 Distribution Agreement") with Arthronix and a Japanese corporation (the "Japanese Distributor") pursuant to which, on behalf of the Company, Arthronix granted the Japanese Distributor the exclusive right to sell and distribute the Sonotron Device within Japan for a one year period. The Japanese Distributor has represented to SMI that the Japanese Distributor has received all necessary government approvals to import, sell, distribute and use the Sonotron Device in Japan. Arthronix has received a commission in connection with the sales to the Japanese Distributor. The 1993 Distribution Agreement terminated in accordance with its terms in August 1994. In June 1995, the Company appointed the Japanese Distributor as the exclusive distributor of Sonotron Devices in Japan, Singapore and Malaysia. The Japanese Distributor has advised the Company that it will not distribute or purchase Sonotron Devices during the pendency pending the resolution of certain arbitration involving it and the Company. Reference is made to the responses to Item 3 and 6 hereof.

     Reference is made to Note 7  of Notes to Consolidated Financial
Statements.

     Subsequent to the termination of the Arthronix Distribution Agreement, SMI has sold additional Sonotron Devices in Belgium, Brazil, Chile, France, Germany, Israel, Italy, Lebanon, Mexico and South Africa. Unlike the sales to the Japanese Distributor, the Sonotron Devices delivered to the purchasers in the foregoing countries included a limited number of dosages ("Treatment Units") which are refilled by means of a telephone connection. Any additional Treatment Units will be sold by SMI.

     In 1992, SMI granted to Advent Medical Technology, Inc. ("AMT") the exclusive right to manage clinics in certain counties in Florida which, if opened, would utilize Sonotron Devices for human medical purposes. At such time, if any, that the United States Food and Drug Administration permits marketing of Sonotron Devices, AMT would have the right to purchase any such clinics from SMI and to be the exclusive distributor of Sonotron Devices within the eight counties. At the same time, VET granted to AMT the exclusive right to use, distribute or sublicense the use of Sonotron Devices designed for veterinary use solely for veterinary use in Florida. The response to Item 5 of the Company's Current Report on Form 8-K dated June 9, 1992 is hereby incorporated by reference. The Company does not believe that AMT has sufficient resources to manage any clinics. There can be no assurance that any such clinics which the Company may open will be successful or that the results of the treatment of human subjects with the Sonotron Devices will be favorable or will support the Company's application for PMA.

     The Company intends to use data obtained from clinics utilizing the Sonotron Device as well as additional data it may obtain from others in the Company's application in support of PMA, if filed, at the time it is filed with the FDA. There can be no assurance that the Company will obtain sufficient data in the foreseeable future, if at all, to file a an application for PMA or that any data theretofore or thereafter obtained by the Company will be satisfactory or will be sufficient to support the Company's application for PMA. The Company does not intend to make any material changes to the Sonotron Devices nor have any such changes been made since the completion of the research and development. In the event that Sonotron Devices cannot be marketed pursuant to a Premarket Notification and the data obtained by the Company are not favorable or, for any other reason, the Company's application for PMA is not filed or, if filed, is not approved by the FDA, neither the Company nor SMI will be able to market the Sonotron Devices in the United States to others in connection with human applications, other than for research purposes. Under such circumstances, it is probable that the Sonotron Devices will not be able to be marketed with respect to human applications thereof in many foreign countries.

     During the Company's fiscal years ended March 31, 1998 and 1999, other than the regular compensation paid by the Company to its executive officers, the Company did not spend any appreciable amounts on testing, application, clinical studies and some company-sponsored research and development activities in connection with the Sonotron Technology and other activities determined in accordance with generally accepted accounting principles. During each of such years no material amounts were spent on customer-sponsored research and development activities relating to the development of new products, services or techniques or the improvement of any of the foregoing.

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

     In order to commercially exploit the NCCD Device, the Company must successfully conduct significant engineering and design work. Such work includes the design and manufacture of a pre-production model and the production of approximately 40 similar units for use in the proposed clinical studies. If the clinical studies establish the efficacy of the NCCD Device, the Company intends to seek FDA approval of the NCCD Device. The Company also plans to file applications for certain foreign and domestic patents in connection with the NCCD Device. There can be no assurance that any clinical studies of the NCCD Device will yield successful results or that FDA approval will be obtained. The Company believes that the cost of clinical studies and the engineering and design work will be approximately $2,000,000 and the completion of such studies will occur not earlier than December 31, 2000, if at all. Because the company does not presently have sufficient funds to complete such tests and studies, the Company has sought and will continue to seek financing for such purposes. There can be no assurance that the Company will be able to obtain such financing on terms not unfavorable to the Company, if at all.

     During the fiscal year ended March 31, 1999, no customer accounted for more than 10% of the Company's sales of Sonotron Devices. The termination of business relations with any of the Company's significant customers would have a material adverse effect on the Company's business and the financial condition of the Company.

     As of March 31, 1999, the dollar amount of backlog orders for Sonotron Devices was not material.

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

     The Company has introduced a new coating technology for the paper industry designed for use in the manufacture of recyclable paper packaging. The resin technology, trademarked Aqualene, consists of a series of environmentally safe, water-based coatings which can replace polyethylene in numerous packaging structures. Polyethylene is used extensively in paper packaging as a water and grease resistant layer and for sealing purposes. Although necessary for paper to be used in most packaging applications, polyethylene is non-recyclable when combined with paper. Therefore, polyethylene-coated paper must either be incinerated or buried in landfills. The Company's coating technology has the properties of polyethylene but breaks down in standard repulping equipment. Accordingly, Aqualene coated paper packages can be recycled into new paper products. The potential uses for Aqualene-coated paper include fast food warps, folding cartons, pouch packaging, disposable cups and plates, ream wraps, bakery trays and many other applications. The Company has supplied trial samples of Aqualene to companies believed to be interested in exploring the possibility of eliminating polyethylene in their operations and producing recyclable paper stock. The Company has not received any significant orders for Aqualene and there can be no assurance that Aqualene will be commercially accepted.

     Certain of the Company's chemical additives are used to impart properties to inks and other chemical products used in the food packaging and printing industries. These additives are used for their ability to improve the performance of such products.

     During the Company's fiscal years ended March 31, 1999, 1998 and 1997, sales of chemical based products accounted for approximately 45%, 64% and 46% of operating revenues, respectively. No contract exists with any of the Company's customers which would obligate a customer to continue to purchase products from the Company.

     During the fiscal year ended March 31, 1999, no customer accounted for more than 10% of the Company's net sales of chemical products. The termination of business relations with any of the Company's significant customers would have a material adverse effect on the Company's business and the financial condition of the Company.

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

     As of March 31, 1999, the dollar amount of backlog orders for the Company's chemical products believed by the Company to be firm, was not material.

     During the Company's fiscal years ended March 31, 1999 and 1998, the Company made no material expenditures with respect to company-sponsored research and development activities relating to its chemical business as determined in accordance with generally accepted accounting principles other than a portion of the regular salaries of its executive officers which may be allocated thereto. During such fiscal years the Company did not expend any funds on customer-sponsored research and development activities with respect thereto.

Aurex-3

     Dr. Di Mino has developed an electronic device (the "Aurex-3") for the treatment of Tinnitus. Tinnitus is a human medical condition which manifests itself in a constant and annoying ringing in the ears. The Aurex-3 uses a probe that transmits a vibratory and audio signal. In February 1997, Dr. Di Mino filed a patent application for a United States patent with respect to the Tinnitus Device. Dr. Di Mino has advised the Company that any patents issued to him in connection with the Tinnitus Device will be assigned to the Company. Although significant testing of the Aurex-3 has not been conducted, pre-production and production prototypes have been built and testing and marketing strategies have been developed. In May 1998, a Premarket Notification was filed by the Company with the FDA. In August 1998, the United States Patent Office issued a patent with respect to the Aurex-3 and the FDA notified the Company that the Premarket Notification was accepted. Accordingly, the Company may market the product in the United States for its intended indication. Since August 1998 the Company has been finalizing manufacturing plans for the Aurex-3. In July 1999 the Company began taking advance orders for Aurex-3 units from distributors and patients with expected delivery of units by August 1999. There can be no assurance that the Company will receive significant orders for the Aurex-3 or that the Company will be able to manufacture the Aurex-3 in sufficient quantities.

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

     PAC was acquired by the Company in December of 1997. During the twelve months ended March 31, 1999, one customer accounted for approximately 65% of PAC's sales. The termination of business relations with such customer would have a material adverse effect on the Company's results of operations.

SofPulse Device

     On May 27, 1998, the Company entered into an Asset Purchase Agreement (the "Agreement") with Electropharmacology, Inc. ("EPI") pursuant to which the Company purchased certain assets utilized by EPI in connection with EPI's SofPulse electromagnetic stimulation device marketed under the name MRT-SofPulse or SofPulse for use in treating pain and edema in post-operative soft tissue injuries (the "SofPulse Device"). The SofPulse Device was cleared for commercial marketing in January 1991 by the FDA pursuant to a Premarket Notification. The response to Item 5 of the Company's Current Report on Form 8-K dated May 27, 1998 is hereby incorporated by reference.

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

     EPI's principal sources of revenue from the SofPulse Device had been rental fees charged to nursing homes and hospitals and sales to certain distributors and cosmetic surgeons. Only limited revenue from sales and rentals of the The SofPulse Device have been generated which has achieved only limited market acceptance. As of July 8, 1998, EPI had placed SofPulse Devices under rental agreements at nursing homes. In 1997, EPI sold 79 new and refurbished SofPulse Devices and had varying numbers of SofPulse Devices on rental at different times of the year. The Company's management believes that the SofPulse Device can be marketed to cosmetic surgeons, sports team trainers and physicians, pain clinics, physical rehabilitation centers and distributors or medical equipment rental companies who serve the home care market for the recovery of post-operative ambulatory patients. Expanding market penetration for the the SofPulse Device is expected to require increased marketing efforts and cost-effective manufacturing in compliance with the current Good Manufacturing Practice ("CGMP") guidelines for the domestic market and additional regulations (such as ISO-9000 and CE-Mark) for international markets.

     EPI commenced production and marketing of the current SofPulse Model 912 in October 1993 replacing previous models designated 911 and MRT100. Since receiving the right to commercialize its device, EPI continued to improve certain features related to the reliability, safety and ease of use of its product including (i) design improvements that require less power to generate the intended electromagnetic field; (ii) reduction of weight of the Generator; and (iii) reduction of magnetic interference. EPI has received certification from the Canadian Standards Association (CSA) to market the SofPulse Device in Canada, and the Underwriter Laboratories, Inc. certification in the U.S.

     EPI's principal sources of revenue with respect to the SofPulse Device were from rental fees charged to nursing homes for use of the SofPulse Device and sale of the SofPulse Device to certain distributors and surgeons. Pricing and marketing strategies are market dependent and affect both rentals and sales. EPI's pricing policy for rental rates and sales prices were based on several factors that include reimbursement by third party payors and private health care insurers, domestic and international market variations, and discounts based on volume. Rental fees are invoiced by the Company based on the number of hours of use of the SofPulse Device on a monthly basis at a rate agreed upon in rental agreements with the customers that are generally on a month-to-month basis. In a certain number of cases, the customer pays a flat monthly fee, with no written rental agreement, regardless of the extent of use. The SofPulse Model 912 carries a list price of $27,500 for an individual unit sale and the hourly rental fee for the SofPulse Device is between $30 to $36. The Company has offered discounts to customers on a case by case basis, for example, in cases where a distributor or a customer orders multiple SofPulse Devices. The Company has engaged independent sales representatives and independent distributor groups in certain regions in the U.S. for marketing the SofPulse Device. Sales representatives and distributors have been paid on a commission basis (generally 20% of the revenue attributable to the SofPulse revenue) and have been generally responsible in their respective geographic markets for identifying, placing and promoting the utilization of the SofPulse Devices in nursing homes and hospitals, and with physicians and other health care providers. The independent sales representatives and distributors represent and deal in various medical product lines. The Company markets the SofPulse Device in generally the same manner as was utilized by EPI.

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

     The Company has entered into a distribution agreement with Mediq/PRN to initiate a home rental program for post-operative patients that have undergone a plastic or cosmetic surgery procedure. The agreement requires Mediq to maintain an inventory of Sofpulse units, which have been provided by and remain the property of the Company, at its 98 offices across the country. Mediq is responsible for delivering and picking up the units from patients and invoicing and collecting rental fees. The Company is responsible for providing the units to Mediq and providing technical support and clinical information. The agreement provides that the Company
will receive 55% of   rental revenues and Mediq will retain 45%.  To assist
in marketing the home renatl program to plastic surgeons, the Company has entered into a marketing agreement with Byron Medical of Arizona. Byron is responsible for promoting the use of the Sofpulse to plastic and cosmetic surgeons throughout the United States by direct mail, trade shows and telemarketing.by The Company has agreed to pay Byron a commission of 7.5% of rental revenues received from leads generated by Byron.

Needle Eater

     In May 1999 the Company acquired certain assets related to the Needle-Eater, a patented device used to safely dispose of used or contaminated syringes and other medical sharps. The Company acquired the worldwide rights to the patent covering the technology in the Needle-Eater product; an inventory of finished units and parts; the rights to trademarks; and, information needed to assist it in manufacturing the units. The Company paid $14,206 to the previous owner of the Needle-Eater, and issued options to purchase an aggregate of 500,000 shares of the Company's common stock at an exercise price of $.625 per share, 200,000 of which expire in one year and the balance expiring in two years. The Company has agreed to pay a consulting fee of $750 per month for 24 months and a royalty of 5% on gross sales of Needle-Eater products for the life of the patent as well as certain other compensation. Reference is made to Note 11 of Notes to Consolidated Financial Statements.

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

     Diapulse Corporation of America, Inc. manufactures and markets devices that are substantially equivalent to the SofPulse Device. A number of other manufacturers, both domestic and foreign, and distributors market shortwave diathermy devices that produce deep tissue heat and that may be used for the treatment of certain of the medical conditions in which the SofPulse Device is also indicated. . The SofPulse also faces competition from other forms of treatment such as hyperbaric oxygen chambers, thermal therapies and hydrotherapy. Other companies with substantially larger expertise and resources than that available to the Company may develop or market new products that directly market the SofPulse. In addition, other forms of treatment that compete with SofPulse treatment may achieve rapid acceptance in the medical community.

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

Government Regulation

     In March 1989, in response to a Premarket Notification filed by the Company with the FDA, the FDA notified the Company that the Sonotron Device, under the FDA's standards, is not substantially equivalent to certain medical devices marketed in interstate commerce prior to May 28, 1976. In March 1991, a further Premarket Notification was filed with the FDA on behalf of the Company with respect to the then current model of the Sonotron Device which Notification was subsequently voluntarily withdrawn by the Company. The FDA advised the Company that its determination with respect to the initial Premarket Notification was based upon (a) the new intended use of applying superficial heat at non-therapeutic temperatures for the treatment of osteoarthritis, and (b) new types of safety and effectiveness questions that are raised by the new technological characteristics of the Sonotron Devices when compared to certain devices marketed before May 28, 1976. In February 1998, the Company filed a new Premarket Notification accompanied by additional data. In the event that Sonotron Devices cannot be marketed pursuant to a Premarket Notification, before Sonotron Devices can be marketed in the United States, the Company will be required to obtain Premarket Approval (a "PMA") from the FDA before the Sonotron Devices can be marketed in the United States for commercial distribution in connection with human applications. There can be no assurance that any approval can be obtained from the FDA in the foreseeable future, if at all.

     The process of submitting a satisfactory PMA is significantly more expensive, complex and time consuming than the process of establishing "substantial equivalence" to a device marketed prior to 1976 pursuant to a Premarket Notification, and requires extensive research and clinical studies. Randomized, placebo-controlled, double-blind clinical studies may have to be performed under a clinical protocol with assurance of adherence to the protocol, informed consent from subjects enrolled in the study, approval of the Institutional Review Board at each of the centers where the study is being conducted, maintenance of required documentation, proper monitoring and recording of all data, and sufficient statistical evaluation to determine if the results of the treatment with the device are statistically significant in improving patient outcome compared to the patients who did not receive the treatment. Upon completion of these tasks, an applicant is required to assemble and submit to the FDA all relevant clinical, animal testing, manufacturing, laboratory specifications, and other information. The submission is reviewed at the FDA, which determines whether or not to accept the application for filing. If accepted for filing, the application is further reviewed by the FDA and subsequently may be reviewed by an FDA scientific advisory panel comprised of physicians, statisticians and other qualified personnel. a public meeting may be held before the advisory panel in which the PMA application is reviewed and discussed. Upon completion of such process, the advisory panel issues a favorable or unfavorable recommendation to the FDA or recommends approval with conditions. The FDA is not bound by the opinion of the advisory panel. The FDA may conduct an inspection to determine whether the Company conforms with CGMP guidelines.
If the FDA's evaluation is favorable, the FDA will subsequently publish a letter a approving the PMA application for the device for a mutually agreed upon indication of use. Interested parties can file comments on the order and seek further FDA review. The PMA process may take several years and no assurance can be given concerning the ultimate outcome of PMA applications submitted by an applicant.

The Company has been regietered by the FDA as a Registered Medical Device Establishment. Such registration is renewable annually and although the company does not believe that the registration will not be renewed annually by the FDA, there can be no assurance of such renewal. Any failure to obtain an annual renewal could be expected to have a material adverse effect on the Company.

In January 1991, the FDA advised EPI of its determination to treat the MRT 100, the first model of the Sofpulse, as a class III device. The FDA retains the right to require the manufacturers of certain class III medical devices to submit a PMA in order to sell such devices or to promote such devices for specific indications. Neither the Company, nor to the Company's knowledge, EPI, has been asked by the FDA to seek PMA for Sofpulse; however, there can be no assurance that the Company will not be required to do so and that, if required, the Company will be able to comply with such requirement for Sofpulse.

In the event the Company proposes to market new medical devices, if developed or acquired, or adapt its current products for new use, the FDA may require the Company to comply with Premarket Notification or PMA requirements to establish independently that a device is safe and effective for its intended use.

After regulatory approvals are obtained, a marketed product and its manufacturer are subject to continuing regulatory regulations and review suc as CGMP regulations and periodic compliance inspections by the FDA and state agencies. The Company may become subject to pre-approval inspections by the FDA prior to commercial manufacture of future products. Under CGMP regulations, the Company is subject to certain procedural and documentation requirements with respect to manufacturing and control activities. The Company's suppliers may be subject to periodic inspections by the FDA, as well as by state and foreign regulatory authorities. The Company believes its suppliers and manufacturer are in compliance in all material respects with all applicable local, state and federal regulations. Failure to comply with CGMP regulations, or to satisfy FDA regulations or inspections, could subject the Company to civil remedies, including fines, injunctions, recalls or seizures, as well as potential sanctions, which could have a material adverse effect on the Company.

The Company is also subject to various FDA regulations which govern or influence the research, testing, manufacture, safety, labeling, storage, record keeping, advertising and promotion of medical products.

Sales of medical products outside the United States are subject to foreign regulatory requirements that vary widely from country to country. There can be no assurance that the Company will be successful in maintaining necessary approvals to market the Sonotron devices, or obtaining such approval for additional products that may be developed or acquired by the Company, in foreign markets.

Third Party Reimbursement

In the United States, healthcare providers, such as hospitals and physicians, that purchase or lease medical devices, generally rely on third-party payors, principally medicare, medicaid and private health insurance plans, including health maintenance organizations, to reimburse all or part of the cost of the treatment for which the medical device is being used. Successful commercialization of the Company's products will depend in part upon the availability of reimbursement for the cost of the treatment from third party health care payors such as Medicare, Medicaid and private health insurance plans, including health maintenance organizations. Such third party payors have increasingly challenged the price of medical products and services, which has and could continue to have a significant effect on the purchasing patterns of many health care providers. Several proposals have been made by federal and state government officials that may lead to health care reforms, including a government directed national health care system and health care cost-containment measures. The effect of changes in the health care system or method of reimbursement for the SofPulse Device or any other medical device which may be marketed by the Company in the United States cannot be determined by the Company.

     While third party payors generally make their own decisions regarding which medical procedures and services to cover, Medicaid and other third party payors may apply standards similar to Medicare's in determining whether to provide coverage for a particular procedure or service. The Medicare statute prohibits payment for any medical procedures or services that are not reasonable and necessary for the diagnosis or treatment of illness or injury. The HCFA, an agency within the Department of Health and Human Services that is responsible for administering the Medicare program, has interpreted this provision to prohibit Medicare coverage of procedures that, among other things, are not deemed safe and effective treatments for the conditions for which they are being used, or which are still investigational. In July 1997, HCFA issued a memorandum implementing a national policy of non-reimbursement by Medicare for the use of any form of electrotherapy in wound healing. The SofPulse Device is included broadly in the category of products classified as electrotherapy products and although the SofPulse may not be promoted by the Company for wound healing, a number of clinicians at nursing homes have used it to treat edema and pain surrounding wounds. Although a United States District Court enjoined HCFA in November, 1997, from implementing this national policy and HCFA notified the fiscal intermediaries in February of 1998 not to abide by the July 1997 national policy memorandum, EPI did not realize an appreciable increase in its rental revenues subsequent to these events. Recently, Medicare reimbursement became subject to a prospective payment system that would reimburse products that reduce the cost of patient care in specific medical conditions. This reimbursement system generally requires the demonstration that any such product actually reduces the cost of patient care in order for continued reimbursement by Medicare in the future. There is no assurance that the Company will be able to demonstrate such cost reduction that is expected to result from the use of SofPulse Devices or any other product.

     The Company is unable to predict what additional legislation or regulations, if any, may be enacted or adopted in the future relating to the reimbursement for SofPulse Devices or other products, including third party coverage and reimbursement, or what effect any such legislation or regulations may have on the Company. Further, significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third-party coverage will be available with respect to any of the Company's products in the future. Failure by physicians, hospitals, nursing homes and other users of the Company's products to obtain sufficient reimbursement for treatments using the Company's products will have a material adverse effect on the Company.

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

Personnel

     On July 6, 1999, the Company employed 21 persons, three of which are executive officers of the Company. Six employees were employed by the Company on a part-time basis.

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

Item 2.   Properties

     The Company leases approximately 16,000 square feet of combined office
and warehouse space from an unaffiliated third party.   PAC leases
approximately 8,500 square feet from an unaffiliated third party. The leases expire in June, 2008 and February 2004, respectively.

Item 3.   Legal Proceedings

     There are no material pending or threatened legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject or to the knowledge of the Company, any proceedings contemplated by governmental authorities. Reference is made to Note 7 of Notes to Consolidated Financial Statements.

Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable.
                                  PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     I.   (a)  Market Information

          (1) The Company's Common Stock is principally traded in the over-the-counter market. The following table sets forth the approximate range of high and low bid prices for the Company's Common Stock for the Company's fiscal quarters indicated in which such stock was regularly quoted. Prior to December 16, 1998, the Common Stock was quoted on the Nasdaq Stock Market. Quotations with respect to such time were obtained from the Nasdaq Stock Market. Subsequent thereto, the Common Stock has been quoted on the OTC Bulletin Board and quotations were obtained therefrom. All quotes reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

     Quarter Ended                        High Bid          Low Bid
     June 30, 1997                           .38            .23
     September 30, 1997                      .31            .19
     December 31, 1997                       .28            .16
     March 31, 1998                          .34            .19
     June 30, 1998                           .56            .28
     September 30, 1998                      .75            .63
     December 31, 1998                      1.06            .88
     March 31, 1999                          .53            .49

     (b) On July 6, 1999, the Company's Common Stock was held by approximately 1,458 holders of record.

     (c)  Dividends

          The Company has never paid any cash dividends on its Common Stock and has no intention of paying cash dividends in the foreseeable future. The Company intends to retain any earnings it may realize to finance its future growth.

     II. In connection with the Asset Purchase Agreement with EPI, the Company issued an aggregate of 3,307,130 shares of its Common Stock and warrants for the purchase of 1,575,000 shares of its Common Stock. Of the foregoing, 2,837,130 shares of Common Stock and warrants for the purchase of up to 1,575,000 represented a portion of the purchase price for certain assets utilized by EPI in connection with SofPulse. The remaining securities were issued in consideration for consulting services. All of the Common Stock has been registered under the Securities Act of 1933. Reference is made to Note 10 of Notes to Consolidated Financial Statements.

In May 1998 the Company issued 350,000 of its Common Stock to Wharton Capital Corporation and Joel Brownstein for consulting services.

In June 1998, the Company issued options for the purchase of an aggregate of 500,000 shares of its Common Stock to Dr. Harold Gelb at an average price of $.336 per share in consideration of consulting services.

In June 1998, the Company issued an option for the purchase of 300,000 shares of its Common Stock to Dr. Steven Brenner at $.375 per share in consideration of consulting services.

In June 1998, the Company issued an option for the purchase of 100,000 shares of its Common Stock to Jay Zelesnick at $.375 per share in consideration of consulting services.

In October 1998, the Company issued an option for the purchase of 3,000,000 shares of its Common Stock to Burton Friedlander at $.625 per share in consideration of consulting services.

No principal underwriters were involved. The Company claimed exemption from registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, inasmuch as no public offering was involved.


Item 6.   Management's Discussion and Analysis or Plan of Operation

Fiscal 1999 Compared to 1998

Revenues

Revenues were $2,098,997 in 1999 as compared to $1,483,218 in 1998 representing an increase of $615,779 or 42%. The increase was the result of revenues received from new products acquired by the Company during the fiscal year.

Gross Profit

Gross profit of $1,417,485 in 1999 was $579,030 or 69%, higher than the gross profit of $838,455 for 1998. Gross profit was 67% of revenues in 1999 as compared to 57% of revenues in 1998. The increase in gross profit is related to the product mix of sales with varying gross profit margins.

Operating Income (Loss)

Operating loss of ($746,077) in 1999 was $28,721 less than the operating loss of ($774,798) in 1998. The reduction in operating loss resulted from an increase in gross profit offset by an increase in selling, general and administrative expenses primarily from legal costs and certain one-time chargeoffs associated with the arbitration proceeding.

Other Income, Net

Other income of $40,635 in 1999 was $11,386 or 22% lower than other income of $52,021 in 1998 due to a decrease in interest income from lower amounts invested and at lower rates of return on amounts invested.


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

Operating Income (Loss)

Operating loss of ($774,798) in 1998 was $737,868 greater than the operating loss of ($36,930) in 1997. The increase in operating loss resulted from a reduction in gross profit coupled with a significant increase in selling, general and administrative expenses primarily from legal costs and certain one-time chargeoffs associated with the arbitration proceeding coupled with certain one-time inventory eliminations.

Other Income, Net

Other income of $52,021 in 1998 was $11,661 or 18% lower than other income of $63,682 in 1997 due to a decrease in interest income from lower amounts invested and at lower rates of return on amounts invested.

Liquidity and Capital Resources

At March 31, 1999 the Company had cash of $496,405 as compared to $1,127,840 at March 31, 1998. This decrease is the result of cash used in investing activities and operating activites and cash used in payments on notes payable.

Operating Activities

An increase in sales and gross profit in the Company's medical device segment was realized from an acquisition of a medical device business in May 1998 which resulted in improved operating results. There was also a modest increase in sales of aqueous chemical products.

Investing Activities

Cash consideration of $266,544 was paid for the acquisition of a medical device business and $44,064 was paid for purchases of property and equipment.

Financing Activities

The Company paid $29,057 on notes payable offset by an increase in borrowings on a demand line of credit of $14,630.

The Company does not have any material sources of liquidity or unused sources of liquid assets.














Item 7.   Financial Statements

                      INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
ADM Tronics Unlimited, Inc.
Northvale, New Jersey


We have audited the accompanying consolidated balance sheet of ADM Tronics Unlimited, Inc. and subsidiaries as of March 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ADM Tronics Unlimited, Inc. and subsidiaries as of March 31, 1999, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 1999, in conformity with generally accepted accounting principles.






Miami, Florida
June 11, 1999













ADM TRONICS UNLIMITED, INC.
CONSOLIDATED BALANCE SHEET
MARCH 31, 1999

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                     $496,405
  Accounts receivable - trade, net of
     allowance for doubtful accounts of $52,200                  353,976
  Inventories:
  Raw materials and supplies                                     392,066
  Finished goods                                                  56,226
  Other current assets                                           102,600
        Total current assets                                   1,401,273


PROPERTY AND EQUIPMENT                                           185,916

EQUIPMENT IN USE AND UNDER LEASE AGREEMENTS, net of
  accumulated depreciation of $139,813                           736,566

EQUIPMENT HELD FOR SALE                                          736,507

LOAN RECEIVABLE FROM OFFICER, bearing interest
     at 3% per annum, unsecured                                   65,191
OTHER ASSETS                                                     218,088
         TOTAL ASSETS                                         $3,343,541



LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                              $273,483
  Accrued expenses and other                                      59,385
  Notes payable                                                  145,091
        Total current liabilities                                477,959

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY                                           2,865,582

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $3,343,541










ADM TRONICS UNLIMITED, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 1999 AND 1998

                                          1999              1998
REVENUES
Sales                                $2,098,997          $1,483,218
Interest                                 40,635              52,021
    Total revenues                    2,139,632           1,535,239

COSTS AND EXPENSES
Cost of sales                           681,512             644,763
Selling, general and administrative   2,163,562           1,613,253
    Total costs and expenses          2,258,016           2,845,074

LOSS BEFORE INCOME TAXES               (705,442)           (722,777)

INCOME TAXES                           (265,000)                  -

NET LOSS                              ($970,442)          ($722,777)

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING               46,779,615          42,477,832

NET LOSS PER SHARE                        ($.02)              ($.02)
























ADM TRONICS UNLIMITED, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED MARCH 31, 1999 AND 1998

                   Shares         Par     Capital in   Accumulated   Total
               (150,000,000      Value    Excess of     Deficit
                Authorized                Par Value
              $.0005 par value)
BALANCES
MARCH 31, 1997 42,474,907   $21,237    $4,819,436  ($2,205,608) $2,635,065

Sale of         1,250,000       625       274,375            -     275,000
1,250,000
shares of
common stock
and 1,000,000
warrants

Stock and               -         -       (30,635)           -     (30,635)
warrant issue
costs

Common stock            -         -        74,000            -      74,000
options issued

Net loss                -         -             -     (722,777)   (722,777)

BALANCES
MARCH 31, 1998 43,724,907    21,862     5,137,176   (2,928,385)  2,230,653

Issuance of     3,307,130     1,654     1,260,842            -   1,262,496
 common stock
 in connection
 with acquisition
 of business
 (Note 10)

Issuance of
common stock
for consulting
services          350,000        175       246,700           -     246,875

Common stock            -          -        96,000           -      96,000
options issued
for consulting
services

Net loss                -          -              -    (970,442)   (970,442)

BALANCES
MARCH 31, 1999 47,382,037    $23,691     $6,740,718 ($3,898,827) $2,865,582
















ADM TRONICS UNLIMITED, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 1999 AND 1998
                                                   1999        1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                       ($970,442) ($722,777)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization               160,142       64,737
   Provision for losses on accounts receivable  16,438      106,006
   Provision for loss on note receivable             -       82,306
   Common stock options issued as compensation  96,000       74,000
   Common stock issued as compensation         246,875            -
   Changes in operating assets and liabilities:
   Accounts receivable   trade                 (52,526)     (50,724)
   Inventories                                (127,757)      92,299
   Other current assets                        (78,499)      11,425
   Equipment in use and under lease agreements 118,600            -
   Equipment held for sale                     135,511      (45,025)
   Deposit receivable                              150           50
   Deferred tax asset                          265,000            -
   Accounts payable                           (123,456)      38,882
   Accrued expenses and other                   13,246       23,583
   Prepayments from customers                        -      (69,293)
   Total adjustments                           669,724      328,246
      Net cash used in operating activities   (300,718)    (394,531)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash consideration paid for business
        acquired                              (266,544)     (22,741)
   Cash balance of company acquired                  -        8,851
   Patents                                           -       (1,280)
   Purchase of property and equipment          (44,064)     (14,069)
   Net changes in certificates of deposit            -      107,000
   Repayments (advances) of loans to officer    (5,689)       7,150
      Net cash provided by (used in)
      investing activities                    (316,297)      84,911

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings on demand line of credit      14,630       43,392
   Proceeds from notes payable                       -       15,312
   Payments on notes payable                   (29,057)     (10,308)
   Repayment of loan to a former shareholder
    of the newly acquired subsidiary                 -      (30,259)
   Net proceeds from issuance of common stock
    and warrants                                     -      244,365
      Net cash provided by (used in)
      Financing activities                     (14,427)     262,502

NET DECREASE IN CASH AND EQUIVALENTS           (631,442)    (47,118)

CASH - BEGINNING                              1,127,847   1,174,965
CASH - ENDING                                  $496,405  $1,127,847

Supplemental Disclosures:
    Interest paid                               $10,131      $3,709
    Income taxes paid                           $     -      $    -
Supplemental Disclosure of Non-cash Investing and
Financing Activities:
    Common stock issued in connection        $1,262,496      $    -
      with acquisition of business
    Fair value of assets received in         $1,529,040      $    -
      connection with acquisition of business
    Common stock options issued as              $96,000     $74,000
      consideration for consulting services
    Common stock issued as consideration       $246,875      $    -
      for consulting services















































ADM TRONICS UNLIMITED, INC.
Notes to Consolidated Financial Statements

 NOTE 1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            Consolidation

            The consolidated financial statements include the accounts of ADM Tronics Unlimited, Inc. (the Company) and its subsidiaries.
      All significant intercompany balances and transactions have been eliminated in consolidation.

            Business Activity

        The Company is a manufacturer and engineering concern whose principal lines of business are the production and sale of chemical products and the manufacturing and sale of medical devices. The chemical product line is principally comprised of water-based chemical products used in the food packaging and converting industries. These products are sold to customers located in various parts of the United States and Europe. The medical device product line is comprised of proprietary devices used in the treatment of joint pain and postoperative edema. These products are sold or leased to customers located in various parts of the United States and the Orient.

            For the years ended March 31, 1999 and 1998, the chemical product line accounted for approximately 45% and 63% of sales while the medical device product line accounted for 55% and 37%, respectively.

            Cash and Equivalents

            The Company considers all highly-liquid investments with a remaining maturity of three months or less at the time of purchase and excess operating funds invested in cash management and money market accounts to be cash. The money market account (approximately $260,000 at March 31, 1999) is not insured by the FDIC.

            Inventories

            Inventories are stated at the lower of cost (first-in, first-out method) or market.

            Property and Equipment

            Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 10 years. Leasehold improvements are amortized over the lease term or useful lives, whichever is shorter. Expenditures for major betterments and additions are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of the respective assets, are charged to expense currently.
                                   F-7

            Sonotron Devices

            Sonotron Devices (Devices) are held for sale or lease and are included in the consolidated balance sheet under "equipment held for sale" and "equipment in use and under lease agreements," on a specific identification basis. Devices are available for sale outright, are available for sale under terms providing for additional charges based upon usage, and are available to be leased. Until clearance to market is obtained from the United States Food and Drug Administration
      (FDA), the Devices cannot be marketed in the United States for human applications, other than for research purposes, and may not be marketable in certain foreign countries.

            Included within equipment in use and under lease agreements are devices used internally and devices loaned out for marketing and testing. These devices are depreciated over seven years commencing at the date placed in service.
      Revenues from leasing activities have not been significant.

            All devices and parts are carried at the lower of cost or market, with cost being determined on a specific identification basis. An allowance is provided when, in the judgement of management, the realizable value declines below cost.

            Sofpulse Units

            In connection with the business acquisition described in Note 10, the Company acquired all rights to a FDA approved device (Sofpulse Unit or Unit) and 418 of these units. These Units are held for sale or lease domestically and are included in the consolidated balance sheet under "equipment held for sale" and "equipment in use and under lease agreements," on a specific identification basis. Units are available for sale outright, are available for sale under terms providing for additional charges based upon usage, and are available to be leased.

            Included within equipment in use and under lease agreements are Units used internally and units loaned out for marketing and testing. These Units are depreciated over seven years commencing at the date placed in service.

            All Units and parts are carried at the lower of cost or market, with cost being determined on a specific identification basis. An allowance is provided when, in the judgement of management, the realizable value declines below cost.

            Intangible Assets

            Goodwill and patents are stated at cost, are included in other assets and are amortized on a straight-line basis over the shorter of their legal or useful lives (10 years for goodwill, 15 to 17 years for patents).

                                   F-8


  The Company evaluates its intangible assets in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-lived Assets and Assets to be Disposed Of. This statement requires assessment of impairment of long-lived assets whenever factors, events or changes in circumstances indicate the carrying amount of certain long-lived assets to be held and used may not be recoverable. Assessment of impairment is based on the expected undiscounted cash flows of the assets. If an asset is determined to be impaired, an impairment loss is recognized to the extent the carrying amount of the impaired asset exceeds fair value.

  Revenue Recognition

  Sales revenues are recognized when products are shipped and lease revenues are recognized in accordance with individual lease agreements.

  Advertising

  Advertising (approximately $27,000 and $45,000 in 1999 and 1998, respectively) is expensed as incurred and is included with selling, general and administrative expenses in the consolidated statements of operations.

  Income Taxes

  Deferred income taxes are provided for the estimated tax effect of temporary differences between financial and taxable income.

  Net Loss Per Share

  The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). Net loss per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods.

  Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
  Net loss per share   Diluted has not been presented for 1999 and
 1998 as it results would be anti-dilutive.

  Fair Value of Financial Instruments

  The carrying values of cash, cash equivalents, accrued expenses and notes payable approximate their fair values due to the short maturity of these instruments.

  The fair value of the officer loan is determined by calculating the present value of the note by a current market rate of interest as compared to the stated rate of interest. The difference between fair value and carrying value is not deemed to be significant.
                                  F-9

  Impact of the "Year 2000" Computer Issue

  Because computers frequently use only two digits to recognize years, on January 1, 2000, many computer systems, as well as equipment that uses embedded computer chips may be unable to distinguish between the years 1900 and 2000. If not remediated, this problem could create system errors and failures resulting in the disruption of normal business operations. In the event the Company fails to identify or correct a material Year 2000 problem, there could be disruptions in normal business operations, which could have a material adverse effect on the Company's results of operations, liquidity or financial condition. Further, there may be some third parties, such as governmental agencies, utilities, telecommunication companies, vendors, suppliers and customers who may not be able to continue business with the Company due to their own year 2000 problems. There can be no assurance that any efforts made will fully mitigate the effect of Year 2000 issues.

NOTE 2.             PROPERTY AND EQUIPMENT

            Property and equipment at March 31, 1999 was as follows:

          Production equipment                   $43,330
          Other Machinery and equipment          347,221
          Office furniture and fixtures          129,940
          Leasehold improvements                 131,800
          Computer equipment                     119,296
                                                 771,587
          Less accumulated depreciation
            And amortization                    (585,671)
                                                $185,916

            Depreciation and amortization on property and equipment for the years ended March 31, 1999 and 1998 was $40,336 and $20,410, respectively.

NOTE 3.              OTHER ASSETS

    Other assets at March 31, 1999 consisted of the following:

          Sonotron refinement costs, net of            $87,108
            accumulated amortization of $58,336
          Goodwill, net of accumulated amortization     61,457
            Of $9,455
          Patents, net of accumulated amortization      47,734
            of $37,233
          Deposits Receivable                           21,789
                                                      $218,088

  Sonotron refinement costs represent the costs incurred in connection with the improvement of the Sonotron devices. These costs are being amortized over five years, the expected benefit period of the routine refinements. Refinement costs amortization expense was $29,568 for the years ended March 31, 1999 and 1998, respectively.

  Amortization of goodwill was $7,091 and $2,364, respectively for the years ended March 31, 1999 and 1998 and amortization of patents was $3,413 and $4,721, respectively for the years ended
 March 31, 1999 and 1998.


NOTE 4.              NOTES PAYABLE

              Notes payable consisted of the following at March 31, 1999:

          Demand line of credit payable to bank; credit    $96,644
            limit $100,000; interest at prime rate (8.75% at March 31, 1999) plus 1%; collateralized by certificate of deposit.

          8.0% note payable to the former shareholder of    45,078
            a subsidiary; interest and principal payable
            Quarterly; matures January 1, 2000; unsecured.

          Other                                              3,369

               Total                                      $145,091


            For the years ended March 31, 1999 and 1998 interest expense on total indebtedness amounted to $10,131 and $3,631, respectively.


NOTE 5.         INCOME TAXES

            The components of income taxes for the years ended March 31, 1999 and 1998, are as follows:


                                              1999         1998
          Deferred                          $285,000      $259,000
          Change in valuation allowance     (550,000)     (259,000)
          Income Taxes                     ($265,000)     $   -

  The differences between the income taxes and the amount computed by applying the federal statutory income tax rate of 34% to income before taxes are as follows:

                                                  1999       1998
          Tax benefit at U.S. statutory rates   ($240,000) ($246,000)
          Change in valuation allowance           550,000    259,000
          Other temporary differences           (  45,000) (  13,000)
          Income taxes                           $265,000   $   -


            At March 31, 1999, the Company had deferred tax assets of approximately $1,144,000, comprised of $938,000 resulting from net operating loss carryforwards, $111,000 related to unrealized (for income tax purposes) declines in market value of securities and $95,000 from other temporary differences.
      The deferred tax assets are offset by a valuation allowance in the amount of $1,144,000.

            Deferred tax assets, net of a valuation allowance, are recorded when management believes it is more likely than not that tax benefits will be realized. The change in the valuation allowance was based upon the consistent application of management's valuation procedures and new circumstances surrounding its future realization.

            The Company and its subsidiaries file consolidated income tax returns. As of March 31, 1999, the Company had consolidated net operating loss carryforwards of approximately $2,500,000 that will expire during the years 2005 through 2019 and consolidated capital loss carryforwards of approximately
      $299,000 that will expire during the years 2001 and 2002.

NOTE 6.         EMPLOYEE BENEFIT PLAN

            The Company has a 401(k) Plan covering substantially all employees. Contributions to the plan are at the discretion of management. Contributions to the plan for the year ended
      March 31, 1999 and 1998 totaled $3,085 and $3,631,
      respectively.

NOTE 7.         COMMITMENTS AND CONTINGENCIES

                      Leases

            The Company leases its office and warehouse facilities and certain equipment under non-cancelable operating leases.

          The approximate future minimum annual rentals under these leases at March 31, 1999 are as follows:

            March 31, 2000                 $136,000
            March 31, 2001                  136,000
            March 31, 2002                  134,000
            March 31, 2003                  136,000
            March 31, 2004                  131,000
            Thereafter                   $1,019,000


          Rent expense for all facilities for the years ended March 31, 1999 and March 31, 1998 was $149,826 and $101,612, respectively.

Warranties

            Sonotron devices are sold under agreements providing for the repair or replacement of any devices in need of repair, at the Company's cost, for up to one year from the date of delivery, unless such need was caused by misuse or abuse of the device.

            At March 31, 1999, no amount has been accrued for potential warranty costs and such costs are expected to be nominal.

Arthronix Settlement Agreement

            At March 31, 1999, the Company had various judgements and notes receivable due from Arthronix (unrelated entity) that due to uncertainties, were fully offset by reserves and additionally, the Company had certain obligations due to Arthronix relating to various arbitration awards. In June
      1999 the Company and Arthronix entered into a settlement agreement providing for the resolution of all suits, counter suits, claims, arbitration awards and satisfaction of all amounts otherwise due upon the payment by Arthronix of $77,000 to the Company.

Legal Action

  The Company and a subsidiary are defendants in a legal action filed by the subsidiary's previous landlord. The action relates to approximately $90,000 in rental payment discrepancies, of which approximately $50,000 relate to months prior to the Company's acquisition of the subsidiary. Management believes that this legal action is frivolous and without merit. No court dates have been set, and the Company intends to vigorously contest these claims. The outcome of these actions as well as the extent of the Company's liability, if any, cannot be determined at this time.

NOTE 8.         STOCK OPTIONS

            From time to time, the Company grants stock options to directors, officers and outside consultants. During the years ended March 31, 1999 and 1998, the Company granted zero and 2,192,819 options, respectively to certain employees and also granted 3,900,000 and 3,200,000 options to non-employees. The Company has elected to continue using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), in accounting for employee stock options. Under this application compensation expense is recorded only to the extent that the market value of the underlying stock exceeded the exercise price at the date of grant. No compensation expense has been recognized for the years ended March 31, 1999 and 1998.

            Had employee compensation cost been determined on the basis of fair value pursuant to SFAS 123, the consolidated net loss and net loss per share for the year ended March 31, 1998 would have been $810,777 and $.02, respectively.

            Included in the consolidated statement of operations for the years ended March 31, 1999 and 1998 is $96,000 and $74,000, respectively of consulting services which represents the fair value of consideration paid in the form of non-employee stock options at the grant date.

            A summary of the Company's stock option activity and related information for the years ended March 31, 1999 and 1998, is as follows:

                                       Year ended March 31,
                                     1999                 1998
                               Options   Weighted   Options   Weighted
                                          Average              Average
                                         Exercise             Exercise
                                           Price                Price

      Outstanding April 1,    5,392,819   $0.2885           -    $    -
      Granted                 3,900,000    0.5623   5,392,819    0.2885
      Exercised                       -         -           -         -
      Forfeited                       -         -           -         -

      Outstanding March 31,   9,292,819    0.4375   5,392,819    0.2885

      Exercisable at end of   6,275,285    0.2981   5,201,038   $0.2925

            The expiration dates and exercise prices of stock options, which were fully vested at March 31, 1999, were as follows:

          Expiration Date     Number of Options     Exercise Price
          March 16, 2000      200,000               $0.18
          June 2, 2000        182,466               $0.18 to 0.375
          June 2, 2001        700,000               $0.375
          November 1, 2001    3,000,000             $0.625
          December 31, 2002   3,000,000             $0.375
          February 3, 2003    2,192,819             $0.18









        The weighted average fair value of options outstanding at March 31, 1999 were as follows:
                                      Number of      Weighted
                                       Options      Average Fair
                                                     Value at
                                                   Date of Grant
       Exercise price exceeded the     6,000,000       $0.0192
        market price at grant date
       Exercise price equaled the        800,000       $0.0478
        market price at grant date
       Exercise price was less than    2,492,819       $0.0424
        the market price at grant date

        The determination of the fair value of all stock options granted was
     calculated using the Black   Scholes option   pricing model based on
     (i) a risk-free interest rate of 5.5%, (ii) an expected option life based on original life of each option, (iii) an expected volatility in the market price of the Company's common stock of 63%, and (iv) no expected dividends on the underlying stock.

 NOTE 9. SEGMENT INFORMATION, GEOGRAPHICAL INFORMATION, MAJOR CUSTOMERS AND CREDIT CONCENTRATION

  Segment Information

  The Company adopted the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective April 1, 1999. The Company operates in two reportable segments, the production and sale of chemicals and the manufacture and sale or lease of medical products. The reportable segments are strategic business units that offer different products and services. They are managed separately based on differences in customer base, marketing strategies or regulatory environment.

            The accounting policies of the segments are the same as those described in note one. The Company evaluates performance on profit or loss from operations before income taxes.

NOTE 9. SEGMENT INFORMATION, GEOGRAPHICAL INFORMATION, MAJOR CUSTOMERS AND CREDIT CONCENTRATION (Continued)

                    Information about segment operations follows:

                                 Chemical      Medical       Total
Year Ended March 31, 1999

Revenues from external
 customers                      $937,484      $1,161,513    $2,098,997
Interest revenue                 $31,003          $9,632       $40,635
Interest expense                      $-         $10,131       $10,131
Depreciation and amortization    $55,692        $104,450      $160,142
Segment loss                   ($559,206)      ($146,236)    ($705,442)
Segment assets                $1,526,312      $1,817,229    $3,343,541
Expenditures for segment
 assets (including
 acquisition of business)        $23,265        $126,841      $150,106

Year ended March 31, 1998

Revenues from external
 customers                      $936,116        $547,102    $1,483,218
Interest revenue                 $52,021              $-       $52,021
Interest expense                      $-          $3,709        $3,709
Depreciation and amortization    $57,015          $7,722       $64,737
Segment loss                   ($385,718)      ($337,059)    ($722,777)
Segment assets                $2,344,700        $448,948    $2,793,648
Expenditures for segment
 assets (including
 acquisition of business)         $3,435         $10,634       $14,069

NOTE 9. SEGMENT INFORMATION, GEOGRAPHICAL INFORMATION, MAJOR CUSTOMERS AND CREDIT CONCENTRATION (Continued)

                      Geographical Information

  Sales to unaffiliated customers, based on location of customer, is as follows:
                                       Year Ended March 31,
                                    1999                1998
          Chemical Segment:
           United States            $866,874            $873,510
           Australia                  48,636              36,689
           Other foreign countries    21,974              25,917
                                    $937,484            $936,116

          Medical Segment:
           United States          $1,078,281            $537,548
           Malaysia                   50,084                   -
           Other foreign countries    33,148               9,554
                                  $1,161,513            $547,102


                      Major Customers

            Sales to individual unaffiliated customers in excess of 10% of net sales to unaffiliated customers are shown below.

                                     Year ended March 31,
                                     1999          1998
           Chemical Segment:
             Customer A             $   -         $314,859
             Customer C             $   -         $161,607

           Medical Segment:
             Customer B             $389,263      $321,500

                    Individual accounts receivable balances at March 31, 1999 in excess of 10% of total accounts receivable are as follows:

           Chemical Segment:
             Customer C             $    -        $ 53,112

           Medical Segment:
             Customer D             $    -        $ 82,152

NOTE 9. SEGMENT INFORMATION, GEOGRAPHICAL INFORMATION, MAJOR CUSTOMERS AND CREDIT CONCENTRATION (Continued)

Product Information

           The approximate percentage of sales to unaffiliated customers, based on products, is as follows:
                                               Year ended March 31,
                                                1999       1998
            Chemical Segments:
              Adhesives and primers             46%        47%
              Resins and coatings               51%        49%
              Additives and others               3%         4%

            Medical Segment:
              Contract manufactured medical     52%        70%
              Sofpulse units                    40%         -
              Sonotron devices                   8%        30%

                Credit Concentration

            The Company maintains account balances and a certificate of deposit in a financial institution in excess of federally insured limits.


NOTE 10.       SIGNIFICANT TRANSACTION AND EVENT

            Acquisition

            On May 27, 1998 the Company, pursuant to an asset purchase agreement acquired certain tangible and intangible assets and certain operating rights relating to a medical device used principally in the treatment of postoperative edema and pain in superficial soft tissues.
      Pursuant to the agreement, the company paid $210,000 in cash, issued 2,837,130 shares of the Company's common stock and agreed to contingent consideration consisting of an option to acquire up to 1,575,000 additional shares of the company's common stock at $.425 per share. In connection with this transaction, the Company recorded $326,044 of related acquisition costs of which $56,544 was paid in cash and 470,000 shares of common stock valued at $269,500 were issued.

            This acquisition was accounted for as a purchase.

            Proforma Combined Condensed Financial Information (Unaudited)

            The following unaudited proforma combined condensed statements of operations for the years ended March 31, 1999 and 1998 are as if the business combination had occurred at the beginning of each period presented.
                                              For the year ended
                                                   March 31,
                                              1999           1998
             Operating Revenues          $2,288,442       $3,381,218
             Net loss                    (1,304,177)      (2,338,440)
             Net loss per share                (.03)            (.06)

            The proforma data is provided for information purposes only and does not purport to be indicative of results which actually would have been obtained if the combination had been effected at the beginning of each period presented, or of those results which may be obtained in the future.

NASDAQ

            Effective December 16, 1998, the Company's securities were delisted from the Nasdaq Stock Market and immediately thereafter began trading on the OTC Bulletin Board.

NOTE 11.        SUBSEQUENT EVENTS

            Subsequent Acquisition

  In April 1999, the Company, pursuant to an asset purchase agreement, agreed to purchase certain tangible and intangible assets and certain operating rights relating to a medical device used for the grinding and disposal of syringes and medical sharps. Pursuant to the agreement, the Company agreed to pay $14,206 in cash, granted options to purchase 200,000 and 300,000 shares of the Company's common stock at an exercise price of $.625 with the options expiring one year and two years from the grant date, respectively, and executed a consulting agreement providing for monthly payments of $750 for twenty four months. Additionally, the agreement contains a provision for contingent consideration whereby on March 2001 and each year thereafter until March 2012, the Company pays the seller the greater of $50,000 or 5% of net sales relating to the product for that year. If however, 5% of sales are less than $50,000, the Company has the option to only pay the 5% of sales amount and return all rights to the product acquired back to the seller.

NOTE 12.        SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

            At March 31, 1999, the Company considered all available evidence, both positive and negative, and determined an additional valuation allowance relating to the net deferred tax asset amount was needed. Accordingly, the Company fully offset its net deferred tax asset resulting in income taxes of $265,000 for the year ended March 31, 1999.

            The Company recorded $96,000 of compensation relating to stock options issued during the year.

            The effect of the above adjustments increased the net loss by $361,000.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.
                                PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
I.
                 (a)  Identification of Executive Officers and Directors

Name                 Age  Position

Dr. Alfonso Di Mino  79   President, Chief Executive Officer and Director

Vincent Di Mino      73   Vice President of Production and Director

Andre' Di Mino       43   Executive Vice President, Secretary, Treasurer,
                          Chief Operating Officer and Director

John Berenyi         52   Director

Dr. Harold Gelb      74   Director

Thomas Petrie        54   Director

Dr. Alfonso Di Mino has been President and a Director of the Company since
1969.

Vincent Di Mino has been Vice President of Production since 1969 and a Director of the Company since 1987.

Andre' Di Mino has been Executive Vice President and Chief Operating Officer since 1987 and Secretary and Treasurer of the Company since 1978. Mr. Di Mino has been a Director of the Company since 1987.

John Berenyi has been a Director since March 1998. Mr. Berenyi is senior managing director with Brill Securities, Inc. having been with that firm since August 1997. For two years prior thereto, Mr. Berenyi was with the firm Fechtor, Detwiler serving in a similar capacity. From September 1994 to August 1995 he was with the firm of Rodman and Renshaw and from March 1993 to August 1994 he was with Meridian Capital Markets.

Dr. Harold Gelb has been a Director since July, 1998. Dr. Gelb has been a practicing dentist for more than 25 years. Dr. Harold Gelb is an expert in the diagnosis and treatment of craniomandibular disorders. He is an author of several texts on the subject of craniomandibular pain and has lectured worldwide on that area of practice.

Thomas Petrie has been a Director since January, 1998 and the President of PAC for approximately four years. Prior thereto, Mr. Petrie was a Business Unit Director of Personal Diagnostics.

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

    (g)  Promoters and Control Persons

           Not Applicable.

II.   Section 16(a) Beneficial Ownership Reporting Compliance

 Based solely upon a review of any Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(a) under the Exchange Act during its most recent fiscal year and any Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representations referred to in subparagraph (b)(2)(i) of Item 405 of Regulation S-B, other than the following, no person who at any time during the fiscal year ended March 31, 1999 was a director, officer, to the knowledge of the Company a beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12, failed to file on a timely basis, as disclosed in the above Forms, reports required by
Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

NAME                     NUMBER OF           NUMBER OF TRANSACTIONS
                        LATE REPORTS        NOT REPORTED ON A TIMELY BASIS

John Berenyi                  1                        1
Dr. Stephen Brenner           1                        1
Dr. Alfonso Di Mino           1                        1
Andre' Di Mino                1                        1
Vincent Di Mino               1                        1
Burton Friedlander            1                        1
Dr. Harold Gelb               1                        0

The late Reports have not been filed.

Item 10.   Executive Compensation

 The following table (the "Summary Table") sets forth the salary, bonus and other annual compensation earned by (i) the Company's chief executive officer and (ii) the Company's four most highly compensated executive officers other than the chief executive officer who served as such on March 31, 1999 and whose total annual salary and bonus exceeded $100,000 (the "Named Officer"):

   Name and Principal      Fiscal Year       Annual            Securities
       Position            Ended March     Compensation        Underlying
                                31           Salary              Options

  Dr. Alfonso Di Mino         1999          $93,600               -0-
  President and Chief
  Executive Officer
                              1998          $93,600          715,741 shares
                                                             of Common Stock

                              1997          $93,600               -0-


No individual grants of stock options were made during the fiscal year ended March 31, 1999 to the Named Officer.

      No options issued by the Company were exercised by the Named Officer during the fiscal year ended March 31, 1999. On that date, there were 715,741 shares of Common Stock underlying unexercised options held by the Named Officer all of which were exercisable, were in-the-money and had a value of $236,195. The Company did not reprice any stock option or SAR previously awarded to the Named Officer.

 During the fiscal years ended March 31, 1999, 1998 and 1997, no other compensation not otherwise referred to herein was paid or awarded by the Company to the Named Officer, the aggregate amount of which compensation, with respect to such person, exceeded the lesser of $50,000 or 10% of the annual salary and bonus reported in the Summary Table for such person.

 There are no standard or other arrangements pursuant to which any director of the Company is or was compensated during the Company's last fiscal year for services as a director, for committee participation or special assignments.

 The Company has no employment contract with any person other than Thomas Petrie. In November 1997, PAC entered into a five year Employment Agreement with Mr. Petrie pursuant to which Mr. Petrie has been employed as PAC's President and Chief Engineer. The Employment Agreement provides for an annual salary of $75,000 and a bonus ranging from 3% to 5% of PAC's net income.

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

Item 11.   Security Ownership of Certain Beneficial Owners and
           Management

 (a), (b)
      The following table sets forth certain information as of July 6, 1999 with respect to any person who is known to the Company to be the beneficial owner of more than 5% of any class of its voting securities and as to each class of the Company's equity securities beneficially owned by its directors and directors and officers as a group:

  Title              Name and Address       Amount of             Approximate
 of Class         of Beneficial Owner       Beneficial              Percent
                                        Ownership(1)            of Class (1)

Common Stock,     Dr. Alfonso Di Mino       3,049,980(2) shares       6%(2)
$.0005 par        224-S Pegasus Ave.
                  Northvale, NJ 07647

Common Stock      Andre' Di Mino            8,249,774(3) shares      17%(3)
$.0005 par value  224-S Pegasus Ave.
                  Northvale, NJ 07647
                                            1,700,000(4) shares       4%(4)


                                            3,400,000(5) shares       7%(5)

                                            2,441,330(6) shares       5%(6)

Common Stock,     Vincent Di Mino           2,587,928(7) shares       5%(7)
$.0005 par value  224-S Pegasus Ave.
                  Northvale, NJ 07647
                                            5,100,000(8) shares      11%(8)

Common Stock,     Burton Friedlander        6,313,900(9) shares       12%(9)
$.0005 par value  104 Field point Road.
                  Greenwich CT 06830

Common Stock,     John Berenyi                104,000(10) shares         (13)
$.0005 par value  152 W. 57th St.
                  New York, NY 10019

Common Stock,     Dr. Harold Gelb             500,000(11) shares      1%(11)
$.0005 par value  425 E 58th Street
                  New York, NY 10022

Common Stock,     Thomas Petrie               200,000(12) shares        (13)
$.0005 par value  32 Dearhaven Lane
                  Newfoundland, NJ 07927

Common Stock,     Heiko H. Theime           7,617,500(14) shares    15%(14)
$.0005 par value  1370 Ave of the Americas
                  New York, NY 10019

Common Stock,     Officers and Directors   22,233,012(15) shares    44%(15)
$.0005 par value  as a Group (6 persons)

(1) Unless otherwise noted below, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock benefically owned by them. For purposes hereof, a person is deemed to be the benefical owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. each beneficial owners' percentage ownership is determined by assuming that such warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof have been exercised.

(2) Represents (a) 1,004,239 shares of common stock directly owned by Dr.
Di Mino, (b) 715,741 shares of common stock that may be acquired by Dr. Di Mino upon exercise of options, (c) 1,000,000 shares of common stock benefically owned by the spose of Dr. Di Mino, in which shares Dr. Di Mino disclaims any benefical ownership, and (d) 1,330,000 shares of common stock including the 1,000,000 shares described in (c) above, subject to an agreement dated July 8, 1987 pursuant to which Dr. Di Mino has the power to vote such shares.

(9) Represents (a) 417,300 shares of common stock directly owned by Mr. Friedlander, (b) 3,000,000 of common stock that acquired by Mr. Friedlander upon exercise of an option, and (c) 2,896,600 shares of Common Stock owned by Friedlander International Limited.

      (10) Represents (a) 4,000 shares of Common Stock directly owned by Mr. Berenyi and, (b) 100,000 shares of Common Stock that may be acquired by Mr. Berenyi upon exercise of options.

      (11) Represents shares of Common Stock that may be acquired by Dr. Gelb upon exercise of options.

      (12) Represents shares of Common Stock that may be acquired by Mr. Petrie upon exercise of options.

      (13)  Less than 1%

      (14) Represents (a) 3,000,000 shares of Common Stock that may be acquired by Heiko H. Thieme upon exercise of a warrant, (b) 2,000,000 shares of Common Stock owned by The American Heritage Fund, Inc.,
      (c) 1,617,500 shares of Common Stock owned by The Global Opportunity Fund Limited, and (d) 1,000,000 shares of Common Stock that may be acquired by The Global Opportunity Fund Limited upon exercise of a warrant.

      (15)  See Notes above.

 (c)  Changes in Control

 The Company is not aware of any arrangement which may result in a change in control of the Company.

Item 12.   Certain Relationships and Related Transactions

 (a) From time to time, the Company has loaned money to Andre' Di Mino at an interest rate of 3% per annum. Reference is made to the responses to Items 9 and 11 hereof. The largest aggregate amount of indebtedness, including interest, outstanding at any time since the beginning of the Company's fiscal year ended March 31, 1999 was approximately $86,642.

 As payment for consulting services, the Company has issued a warrant to Heiko H. Thieme. The warrant expires on December 31, 2002 and permits the holder to purchase up to 3,000,000 shares of the Company's Common Stock for $.375 per share during the first two years after issuance and $.50 per share for the remaining two years.

 As payment for consulting services, the Company has issued an option to Burton Friedlander. The option expires on November 1, 2001 and permits the holder to purchase up to 3,000,000 shares of the Company's Common Stock for $.625 per share.

 Other than as otherwise set forth in this Annual Report on From 10-KSB, during the last two years there was no transaction or proposed transaction to which the Company was or is to be a party, in which any of the following persons had or is to have a direct or indirect material interest and the amount involved in the transaction or a series of similar transactions exceeded $60,000:

              (16) Any director or executive officer of the Company;
              (17) Any nominee for election as a director;
              (18) Any security holder named in response to Item 11 hereof; and
              (19) Any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any person named in paragraphs (1), (2) or (3) of this Item 12(a).

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

4.1 Warrant issued to the Global Opportunity Fund Inc. Exhibit 4.1 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998 is hereby incorporated by reference.

4.2   Warrant issued to Heiko H. Thieme.*

9.1 Trust Agreements of November 7, 1980 by and between Dr. Alfonso Di Mino et al. Exhibit 9 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993 is hereby incorporated by reference.

10.1 Memorandum of Lease by and between the Company and Cresskill Industrial Park III dated as of August 26, 1993. Exhibit 10(a) to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, acquired by Mr. Friedlander upon exercise of an option, and (c) 2,896,600 shares of Common Stock owned by Friedlander International Limited.

10.2 Agreement of July 8, 1987 by and between Donna Di Mino, Dr. Alfonso Di Mino, et al. Exhibit 10(q) to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993 is hereby incorporated by reference.

10.3 Agreement of June 9, 1992 by and between Advent Medical Technology, Inc. and Arthritic Relief Centers, Inc. Exhibit 2 to the Company's Current Report on Form 8-K dated June 9, 1992 is hereby incorporated by reference.

10.4 Agreement of June 9, 1992 by and between Advent Medical Technology, Inc. and Vet Sonotron Systems, Inc. Exhibit 3 to the Company's Current Report on Form 8-K dated June 9, 1992 is hereby incorporated by reference.

10.5 Amendment to Agreement of March 16, 1993 by and between Arthritic Relief Centers, Inc. and Advent Medical Technology, Inc. Exhibit 10(k) to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993 is hereby incorporated by reference.

10.6 Voting Agreement of March 16, 1993 by and between Vet Sonotron Systems, Inc. and Advent Medical Technology, Inc. Exhibit 10(l) to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993 is hereby incorporated by reference.

10.7 Voting Agreement of March 16, 1993 by and between Arthritic Relief Centers, Inc. and Advent Medical Technology, Inc. Exhibit 10(m) to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993 is hereby incorporated by reference.

10.8 Agreement for Sale of Stock Between the Company, James C. Wickstead and Thomas Petrie. Exhibit 10.10 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998 is hereby incorporated by reference.

10.9 Employment Agreement of November 26, 1997 between Thomas Petrie and Precision Assembly Corp. Exhibit 10.11 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998 is hereby incorporated by reference.

10.10 Asset Purchase Agreement of May 27, 1998 by and among
      Electropharmacology, Inc., AA Northvale Medical Associates, Inc.
      Exhibit 10.12 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998 is hereby incorporated by reference.

10.11 Subscription Agreement of March 31, 1998 between the Company and The Global Opportunity Fund Limited. Exhibit 10.13 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998 is hereby incorporated by reference.

10.12 Consulting Agreement, dated May 15, 1998, by and between the Company and Wharton Capital Corp. Exhibit 99.1 to the Company's Registration Statement on Form S-8, File. No. 333-57823, is hereby incorporated by reference.

21.1 Subsidiaries of the Company, Exhibit 21.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998 is hereby incorporated by reference.

23.1  Consent of Kaufman, Rossin & Co. *

27    Financial Data Schedule. *
 _________________________
 *   Filed herewith.

(b)   Reports on Form 8-K

                 Not applicable

                               SIGNATURES

 In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                     ADM TRONICS UNLIMITED, INC.

                                  By:  /s/ Dr. Alfonso Di Mino
Dated:  July 13, 1999                      Dr. Alfonso Di Mino, President

 In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures                            Title                  Date
/s/Dr. Alfonso Di Mino    Chief Executive Officer            7/13/99
                          and Director

/s/Andre' Di Mino         Principal Financial and            7/13/99
                          Accounting Officer and Director

/s/Vincent Di Mino        Director                           7/13/99

John Berenyi              Director

Dr. Harold Gelb           Director

/s/Thomas Petrie          Director                            7/13/99









EXHIBIT 4.2    Warrant Issued to Heiko H. Thieme

THIS WARRANT AS WELL AS THE COMMON STOCK ISSUABLE UPON THE EXERCISE OF THIS WARRANT HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED(THE "ACT"), AND MAY NOT BE OFFERED OR SOLD UNLESS REGISTERED UNDER THE ACT OR AN EXEMPTION FROM REGISTRATION UNDER THE ACT IS AVAILABLE.

   Void after 5:00 P.M., New York City Time, on December 31, 2002 (the
                           "Termination Date")

       WARRANT TO PURCHASE 3,000,000 SHARES OF THE COMMON STOCK OF

                        ADM TRONICS UNLIMITED, INC.

This is to Certify That, FOR VALUE RECEIVED, HEIKO H. THIEME (the "Holder"), is entitled to purchase, subject to the provisions of this Warrant, from ADM TRONICS UNLIMITED, INC., a Delaware corporation (the "Company"), 3,000,000 shares of the Common Stock of the Company, $.0005 par value (the "Common Stock"), at a price of $.375 per share at any time or from time to time from the date hereof until 5:00 P.M., New York City Time on December 31, 2000 and thereafter at a price of $.50 per share at any time or from time to time until 5:00 P.M., New York City Time on the Termination Date. The number of shares to be received upon the exercise of this Warrant and the price to be paid for each such share may be adjusted from time to time as hereinafter set forth. The shares deliverable upon such exercise, and as adjusted from time to time, are hereinafter sometimes referred to as "Warrant Shares" and the exercise price of this Warrant as in effect at any time as adjusted from time to time is hereinafter sometimes referred to as the "Exercise Price."

SECTION 1.      EXERCISE OF WARRANT.

This Warrant may be exercised in whole or in part at any time or from time to time during the period commencing on the date hereof and terminating at 5:00 P.M., New York City Time, on the Termination Date (the "Exercise Period") provided, however, that (i) if the Termination Date is a day on which banking institutions in the State of New York are authorized by law to close, then on the next succeeding day which shall not be such a day, and (ii) in the event of any merger, consolidation or sale of substantially all the assets of the Company resulting in any distribution to the Company's stockholders on or before the Termination Date, the Holder shall have the right to exercise this Warrant commencing at such time through the Termination Date which shall entitle the Holder to receive, in lieu of Warrant Shares, the kind and amount of securities and property (including cash) receivable by a holder of the number of shares of Warrant Shares into which this Warrant might have been exercisable immediately prior thereto. For purposes of this Warrant, the term "Warrant Shares" shall include such securities and property. This Warrant may be exercised by presentation and surrender hereof to the Company at its principal office, or at the office of its stock transfer agent, if any, with the Purchase Form annexed hereto duly executed and accompanied by payment of the Exercise Price for the number of Warrant Shares specified in such form. Such payment may be made, at the option of the Holder, by check or wire transfer As soon as practicable after each such exercise of the Warrant, but not later than two business days from the date of such exercise, the Company shall issue and deliver to the Holder a certificate or certificates representing the Warrant Shares issuable upon such exercise, registered in the name of the Holder or the Holder's designee. If this Warrant should be exercised in part only, the Company shall, upon surrender of this Warrant for cancellation, execute and deliver a new Warrant evidencing the rights of the Holder thereof to purchase the balance of the Warrant Shares purchasable thereunder. Upon receipt by the Company of this Warrant at its office, or by the stock transfer agent of the Company at its office, in proper form for exercise, the Holder shall be deemed to be the holder of record of the Warrant Shares issuable upon such exercise, notwithstanding that the stock transfer books of the Company shall then be closed or that certificates representing such shares shall not then be physically delivered to the Holder.



SECTION 2.      RESERVATION OF SHARES.

The Company shall at all times reserve for issuance and/or delivery upon exercise of this Warrant such number of Warrant Shares as shall be required for issuance and delivery upon exercise of this Warrant.

SECTION 3.      FRACTIONAL SHARES.

No fractional shares or scrip representing fractional shares shall be issued upon the exercise of this Warrant. With respect to any fraction of a share called for upon any exercise hereof, the Company shall pay to the Holder an amount in cash equal to such fraction multiplied by the current market value of a share, determined as follows:

 (a) If the Common Stock is listed on a national securities exchange or admitted to unlisted trading privileges on such exchange or listed for trading on NASDAQ, the current market value shall be the last reported sale price of the Common Stock on such exchange or system on the last business day prior to the date of exercise of this Warrant or if no such sale is made on such day, the average of the closing high bid and low asked prices for such day on such exchange or system; or

 (b) If the Common Stock is not so listed or admitted to unlisted trading privileges but bid and asked prices are reported by the National Quotation Bureau, Inc. or any successor thereto, the current market value shall be the average of last reported high bid and low asked prices reported by the National Quotation Bureau, Inc. on the last business day prior to the date of the exercise of this Warrant; or

 (c) If the Common Stock is not so listed or admitted to unlisted trading privileges and bid and asked prices are not so reported, the current market value shall be an amount, the book value of a share thereof as at the end of the fiscal quarter of the Company ending immediately prior to the date of the exercise of the Warrant.

SECTION 4. EXCHANGE, TRANSFER, ASSIGNMENT OR LOSS OF WARRANT.

This Warrant is exchangeable, without expense, at the option of the Holder, upon presentation and surrender hereof to the Company or at the office of its stock transfer agent, if any, for other warrants of different denominations entitling the holder thereof to purchase in the aggregate the same number of shares of Common Stock purchasable hereunder. The term "Warrant" as used herein includes any Warrants into which this Warrant may be divided or exchanged. Upon receipt by the Company of evidence reasonably satisfactory to it of the loss, theft, destruction or mutilation of this Warrant, and (in the case of loss, theft or destruction) of reasonably satisfactory indemnification, and upon surrender and cancellation of this Warrant, if mutilated, the Company will execute and deliver a new Warrant of like tenor and date. Any such new Warrant executed and delivered shall constitute an additional contractual obligation on the part of the Company, whether or not this Warrant so lost, stolen, destroyed, or mutilated shall be at any time enforceable by anyone.

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

SECTION 6.3 Verification of Computations. The Company may select a firm of independent public accountants, which may be the Company's independent auditors, and which selection may be changed from time to time, to verify the computations made in accordance with this Section 6. The certificate, report of other written statement of any such firm shall be conclusive evidence of the correctness of any computation made under this Section 6. Promptly upon its receipt of such certificate, report or statement from such firm of independent public accountants, the Company shall deliver a copy thereof to the Holder.

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

SECTION 11.          GOVERNING LAW, JURISDICTION AND VENUE.

This Warrant shall be governed by and construed and enforced in accordance with the laws of the State of New Jersey. The Company hereby consents to the exclusive jurisdiction and venue of the courts of the State of New Jersey located in Bergen County, New Jersey with respect to any matter relating to this Warrant and the performance of the Company's obligations hereunder and the Company hereto hereby further consents to the personal jurisdiction of such courts. Any action suit or proceeding brought by or on behalf of the Company relating to such matters shall be commenced, pursued, defended and resolved only in such courts and any appropriate appellate court having jurisdiction to hear an appeal from any judgment entered in such courts.

 ADM TRONICS UNLIMITED, INC.

 By:/s/Andre' Di Mino

Dated: March 16, 1999




































EXHIBIT 23.1    Consent of Kaufman, Rossin & Co.



                CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 filed on June 26, 1998 (No. 333-57823, July 9, 1998 (No. 333-58821, August 24, 1998 (No. 333-62165) and October 23, 1998 (No. 333-66023)
and on Form S-3, as amended on February 12, 1999 (No. 333-65709), by ADM Tronics Unlimited, Inc. of our report dated June 11, 1999 which appears in its annual report on Form 10-KSB for the fiscal year ended March 31, 1999.




                                       /s/ Kaufman, Rossin & Co.
                                           KAUFMAN, ROSSIN & CO.





Miami, Florida
July 14, 1999




































EXHIBIT 27     Financial Data Schedule