Form 10QSB
period 1999-06-30
ADM TRONICS UNLIMITED INC/DE
filed 1999-08-16
CIK 849401

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1999

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

              47,382,037 shares of Common Stock, $.0005 par value,
                             as of August 5, 1999

















                         ADM TRONICS UNLIMITED, INC.

                                   INDEX



Part I. Financial Information                                    Page Number

Item 1. Consolidated Financial Statements:

 Consolidated Balance Sheets - June 30, 1999 and
   March 31, 1999                                                     2

 Consolidated Statements of Operations - For The Three
   Months Ended June 30, 1999 and 1998                                3

 Consolidated Statements of Changes in Stockholders'
   Equity - For The Three Months Ended June 30, 1999                  4

 Consolidated Statements of Cash Flows - For The Three
   Months Ended June 30, 1999 and 1998                                5

 Notes To Consolidated Financial Statements                           6



Item 2. Management's Discussion And Analysis of Financial
            Condition and Results of Operations                      6-7

                          ADM TRONICS UNLIMITED, INC.
                          CONSOLIDATED BALANCE SHEETS

                                               June 30,        March 31,
                                                 1999            1999
                                             (Unaudited)
                  ASSETS

CURRENT ASSETS:
   Cash                                    $   535,040       $  496,405
   Accounts receivable--trade less allowance
   for doubtful accounts of $52,200            439,890          353,976
   Inventories:
     Raw materials and supplies                584,894          392,066
     Finished goods--chemicals                  66,796           56,226
   Other current assets                         24,197          102,600

     Total Current Assets                    1,650,817        1,401,273

   Property and Equipment                      179,580          185,916

   Equipment in use and under lease agreements,
    net of accumulated depreciation of $174,563
    and $139,813 respectively                  681,767          736,566

   Equipment held for sale                     746,224          736,507

   Loan receivable from officers                65,891           65,191

   Other Assets                                262,162          218,088

  Total Assets                             $ 3,586,441       $3,343,541



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable--trade                     486,780          273,483
   Accrued expenses and other                   42,910           59,385
   Notes payable - current                     131,470          145,091

   Total Current Liabilities                   661,160          477,959

Commitments and contingencies                        0                0

Stockholders' Equity                         2,925,281        2,865,582

  Total Liabilities & Stockholders' Equity  $3,586,441       $3,343,541

         See accompanying notes to consolidated financial statements

                            ADM TRONICS UNLIMITED, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                   Three Months Ended
                                        June 30,
                                   1999         1998
Revenues:
 Net sales                      $ 576,473    $ 555,822

Costs And Expenses:
 Cost of sales                    127,571      275,870
 Selling, general and
 administrative                   422,683      377,803

   Total cost and expenses        550,254      653,673

Operating Income (Loss)         $  26,219    $( 97,851)

Other Income:
 Interest, net of expense and
 other income                      13,480       11,101

Net income (loss)               $  39,699    $( 86,750)

Net Income (loss) per
 common share                        .001     (  0.002)











          See accompanying notes to consolidated financial statements.

                            ADMTRONICS UNLIMITED, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED JUNE 30, 1999
                                (Unaudited)

                  Common                Capital In
                  Stock       Par       Excess Of   Accumulated
                  Shares      Value     Par Value   Deficit       Total



Balance,
March 31, 1999  47,382,037   23,691     6,740,718  (3,898,827)   2,865,582

Common stock
 options issued                            20,000                   20,000

Net income(loss)
-Three months ended
 June 30, 1999                                         39,699       39,699

Balance
June 30, 1999   47,382,037   23,691     6,760,718  (3,859,128)   2,925,281








             See accompanying notes to consolidated financial statements

                          ADM TRONICS UNLIMITED, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                (Unaudited)
                                                 Three Months Ended June 30,
                                                   1999            1998
Cash Flows From Operating Activities:
   Net income (loss)                             $  39,699     $(  86,750)
   Adjustments to reconcile net income (loss)
   to net cash flows from operating activities:
       Depreciation and amortization                60,698         16,100
       Stock issued for services                         0         26,495
       Loss on disposal of equipment                 1,181              0
       Changes in operating assets and liabilities:
       Accounts receivable--trade                  (85,914)        (7,910)
       Inventories                                (183,042)        59,380
       Other current assets                         78,403        (11,794)
       Equipment in use or under lease              20,051          1,714
       Equipment held for sale                      (9,717)        (1,415)
       Net change in other assets                   (9,849)       (78,677)
       Accounts payable--trade                     213,297       (252,901)
       Accrued expenses and prepayments
          from customers                           (16,475)        47,186

   Net cash flows provided by (used in)
   operating activities                            108,332       (288,572)

Cash Flows From Investing Activities:
   Purchase of property and equipment               (6,556)        (8,395)
   Loan to officer, net of repayments                 (700)       (12,375)
   Cash consideration paid for
     company acquired                              (48,820)             0

   Net cash flows provided by (used in)
   investing activities                            (56,076)       (20,770)

Cash Flows From Financing Activities:
   Payments on notes payable, net                  (13,621)       (13,477)

   Net change in cash and cash equivalents          38,635       (322,819)

   Cash--Beginning of period                       496,405      1,127,847

   Cash--End of period                             535,040        805,028

Supplemental disclosure of cash flow activities:
   Interest paid                                     3,642          2,463
   Non-cash investing and financing activities:
     Common stock issued in connection with
       consulting agreement                              0         94,500
     Fair value of assets acquired relating to
       Needleeater business                         68,820              0
     Common stock options issued in connection with
       acquisition of Needleeater business          20,000              0

            See accompanying notes to consolidated financial statements.
                                      5





                          ADM TRONICS UNLIMITED, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

Note 1 - Basis of Presentation:

The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 1999 (the "Form 10-KSB") and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in financial positions for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

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

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Liquidity and Capital Resources

At June 30, 1999 the Company had cash of $535,040 as compared to $496,405 at March 31, 1999. This increase was principally the result of cash provided by operating activities.


Operating Activities

Net cash flows increased $108,332 for the period as compared to a decrease of $288,572 in 1998. Net income accounted for an increase of $39,699 in 1999 as compared to a decrease of $86,750 attributable to net loss in 1998.
Accounts receivable decreased in 1999 by $85,914 and inventories decreased by $183,042. Accounts payable increased in 1999 by $213,297.

Investing Activities

Capital expenditures consisted of $6,556 for various machinery and equipment. Loans to officers increased by $700, net of repayments. Cash consideration of $48,820 was paid to acquire the Needleeater business.

Financing Activities

The Company made net payments of $13,621 on notes payable.

The Company does not have any material external sources of liquidity or unused sources of funds.
                                         6





Results of Operations
Quarter Ended June 30, 1999

Revenues

Revenues were $576,473 in 1999 as compared to $555,822 in 1998 representing an increase of $20,651 or 4%. Chemical revenues increased $13,917 and revenues from the Company's medical activities increased by $6,734.


Gross Profit

Gross profit of $448,902 in 1999 was 60% above the gross profit in 1998. Gross profit was 78% of revenues in 1999 as compared with 50% of revenues in 1998. The increase in gross profit was the result of the product mix of sales with varying gross profit margins.


Operating Income (Loss)

Operating income of $26,219 in 1999 was $124,070 higher than the operating loss of $97,851 in 1998. There was an increase in selling general and administrative expenses, which was offset by an increase in revenues with a lower cost of sales.

Other Income (Loss)

Other income of $13,480 in 1999 increased $2,379, from $11,101 in 1998. This increase was primarily related to the collection of rental income from a sub-tenant.











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


Dated: Northvale, New Jersey
       August 16, 1999