Form 10QSB
period 1999-09-30
ADM TRONICS UNLIMITED INC/DE
filed 1999-11-12
CIK 849401

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999

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

  Check whether the Issuer (1) filed all reports required to be filed by
  Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days:

                             YES  X      NO______

  State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

              47,382,037 shares of Common Stock, $.0005 par value,
                             as of November 9, 1999


  Transitional Small Business disclosure format (check one):

                             YES _____   NO  X












                         ADM TRONICS UNLIMITED, INC.

                                   INDEX



Part I. Financial Information                                     Page Number

Item 1. Consolidated Financial Statements:

 Consolidated Balance Sheets - September 30, 1999 and
   March 31, 1999                                                     2

 Consolidated Statements of Operations - For The Three
   Months Ended September 30, 1999 and 1999 and For The
   Six Months Ended September 30, 1999 and 1998                       3

 Consolidated Statements of Changes in Stockholders'
   Equity - For The Six Months Ended September 30, 1999               4

 Consolidated Statements of Cash Flows - For The Six
   Months Ended September 30, 1999 and 1998                          5-6

 Notes To Consolidated Financial Statements                           7



Item 2. Management's Discussion And Analysis of Financial
            Condition and Results of Operations                      7-8

                          ADM TRONICS UNLIMITED, INC.
                          CONSOLIDATED BALANCE SHEETS

                                            September 30,      March 31,
                                                 1999            1999
                                             (Unaudited)
                  ASSETS

CURRENT ASSETS:
   Cash and equivalents                    $   391,795          496,405
   Accounts receivable--trade less allowance
   for doubtful accounts of $52,200 and
   $20,500 respectively                        543,612          353,976
   Inventories:
     Raw materials and supplies                687,672          392,066
     Finished goods                             77,865           56,226
   Other current assets                         24,086          102,600

Total Current Assets                         1,725,030        1,401,273

Property and Equipment                         168,571          185,916

Equipment in use and under lease agreements,
net of accumulated depreciation of $209,311
and $60,164, respectively                      633,119         736,566

Equipment held for sale                        760,531         736,507

Loan receivable from officer, bearing
interest at 3% per annum                        64,591          65,191

Other Assets                                   247,924         218,088

  Total Assets                             $ 3,599,766       $3,343,541



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable--trade                     498,423          273,483
   Accrued expenses and other                  112,235           59,385
   Notes payable - current                     183,918          145,091

   Total Current Liabilities                   794,576          477,959

Notes payable  -  non-current                      -0-              -0-

Stockholders' Equity                         2,805,190        2,865,582

  Total Liabilities & Stockholders' Equity  $3,599,766       $3,343,541

         See accompanying notes to consolidated financial statements

                            ADM TRONICS UNLIMITED, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                   THREE MONTHS ENDED     SIX MONTHS ENDED
                                      SEPTEMBER 30,         SEPTEMBER 30,
                                   1999        1998       1999        1998
Revenues:
 Net sales                      $ 794,215   $ 445,281  $1,370,688  $1,001,103

Costs And Expenses:
 Cost of sales                    499,513     221,547      627,084    497,417
 Selling, general and             428,662     385,342      851,345    763,145
 administrative

   Total cost and expenses        928,175     606,889    1,478,429  1,260,562

Operating Income(loss)         ($ 133,960) ($ 161,608)  ($ 107,741) ($259,459)

Other Income                       13,869       9,207       27,349     20,308

Net Income (loss)              ($ 120,091) ($ 152,401)  ($  80,392) ($239,151)

Net income (loss) per
 common share                      (0.003)     (0.003)     (0.002)     (0.005)























          See accompanying notes to consolidated financial statements.

                            ADM TRONICS UNLIMITED, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1999
                                (Unaudited)

                     Common                Capital In
                     Stock       Par       Excess Of   Accumulated
                     Shares      Value     Par Value   Deficit       Total



Balance,
March 31, 1999      47,382,037   23,691    6,740,718  (3,898,827)   2,865,582

Common stock
 options issued                               20,000

Net income (loss)
Six months ended
September 30, 1999                                       (80,392)     (80,392)


Balance
September 30, 1999  47,382,037   23,691    6,760,718  (3,979,219)   2,805,190

























             See accompanying notes to consolidated financial statements

                          ADM TRONICS UNLIMITED, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                               Six Months Ended September 30,
                                                   1998               1998

Cash Flows From Operating Activities:

   Net income(loss)                             ($  80,392)       ($ 239,151)
   Adjustments to reconcile net income(loss)
   to net cash flows from operating activities:
       Depreciation and amortization               121,393            42,578
       Stock issued for services                       -0-            83,953
       Loss on disposal of equipment                 1,181               -0-
Changes in operating assets and liabilities:
       Accounts receivable--trade                 (189,636)           (7,207)
       Inventories                                (296,889)           (2,940)
       Other current assets                         78,514            41,797
       Equipment in use or under lease              33,951             5,015
       Equipment held for sale or lease            (24,024)             (339)
       Net change in other assets                   (9,849)             (701)
       Accounts payable--trade                     224,940          (246,234)
       Accrued expenses and prepayments
        from customers                              52,850            34,335

   Net cash flows provided by (used in)
    operating activities                           (87,961)         (288,894)

Cash Flows From Investing Activities:
   Purchases of property and equipment              (7,256)          (14,352)
   Acquisition of SofPulse assets                      -0-          (178,000)
   Cash consideration paid for company acquired    (48,820)              -0-
   Loan to officer net of repayments                   600            (7,952)

   Net cash flows provided by (used in)
   investing activities                            (55,476)         (200,304)

Cash Flows From Financing Activities:
   Additional borrowings of notes payable          154,831               -0-
   Payment on notes payable                       (116,004)          (27,451)

   Net cash flows provided by (used in)
    financing activities                            38,827           (27,451)

   Net change in cash and cash equivalents        (104,610)         (516,649)

   Cash and cash equivalents--
    Beginning of period                            496,405         1,127,847

   Cash and cash equivalents--
    End of period                                  391,795           611,198

            See accompanying notes to consolidated financial statements

                             ADM TRONICS UNLIMITED, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                SIX MONTHS ENDED SEPTEMBER 30,
                                                      1999             1998

   Supplemental disclosure of
    Cash flow activities:
     Interest paid                                   7,265             4,900
    Non-cash investing and financing activities:
     Fair value of assets acquired relating to
      SofPulse assets                                              1,605,135
     Fair value of assets acquired related to
      Needleeater business                          68,820
     Common stock issued in connection with
      acquisition of SofPulse assets                               1,427,135
     Common stock issued in connection with
      consulting agreement                                           138,115
     Common stock options issued in connection
      with acquisition of Needleeater business      20,000
























            See accompanying notes to consolidated financial statements

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


Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Liquidity and Capital Resources

At September 30, 1999 the Company had cash and equivalents of $391,795 as compared to $496,405 at March 31, 1999. This decrease was the result of net cash flows used in operating activities and investing activities offset by net cash flows provided by financing activities.

Operating Activities

Net cash flows used decreased $200,933 to ($87,961) for the six months ended September 30, 1999 as compared to net cash flows of ($288,894) for six months ended September 30, 1998. This decrease was primarily the result of a significant increase in accounts receivable and inventories offset by a the operating loss and depreciation and increased accounts payable for the period ended September 30, 1999.

Investing Activities

Capital expenditures consisted of $7,256 for the purchase of equipment and furniture.

Financing Activities

The Company borrowed $154,831 of which $150,000 a portion of a new line of credit with the Company's primary bank. The Company repaid $116,004 in notes payable, primarily paying-off the old line of credit.

The Company does not have any material external sources of liquidity or unused sources of funds.

Results of Operations
Quarter Ended September 30, 1999

Revenues

Revenues were $794,215 in 1999 as compared to $445,281 in 1998 representing an increase of $348,934 or 78%. Revenues from the Company's medical electronics activities increased $295,189 and chemical revenues increased $53,745 over revenues for 1998.

Gross Profit

Gross profit of $294,702 in 1999 as compared to $223,734 in 1998 was $70,968, or 32%, above the gross profit in 1998. Gross profit was 37% of revenues in 1999 as compared with 50% of revenues in 1998. The reduction in gross profit margin was due primarily to the product mix of sales with increased sales of products with a lower gross margin.

Operating Income(Loss)

Operating loss in 1999 was ($133,960) compared to ($161,608) in 1998. Selling general and administrative expenses increased by $43,320 primarily due to an increase in payroll for sales personnel.

Other Income

Other income in 1999 was $13,869 as compared to $9,207. The increase was primarily due to the collection of rental income from a sub-tenant offset by a decrease in interest income from reduced amounts invested.


Results of Operations
Six Months Ended September 30, 1999

Revenues

Revenues were $1,370,688 in 1999 as compared to $1,001,103 in 1998 representing an increase of $369,585 or 37%. Revenues from the Company's medical elec-tronics activities increased $301,923 and chemical revenues increase $67,662.

Gross Profit

Gross profit of $743,604 in 1999 as compared to $503,686 in 1998 was $239,918, or 48% above the gross profit in 1998. Gross profit was 54% of revenues in 1999 and 50% 1998. The increase in gross profit is due to the mix in product sales with higher sales of products with a higher gross margin.

Operating Income(Loss)

Operating loss was ($107,741) in 1999 compared to ($259,459) in 1998. Selling, general and administrative expenses increased by $88,200 due to an increase in payroll for sales personnel.

Other Income

Other income of $27,349 in 1999 increased $7,041 from $20,308 in 1998, primarily due to the collection of rent income from a sub-tenant offset by a decrease in interest income from reduced amounts invested.

                                 SIGNATURES


Pursuant to the requirements of the Exchange Act, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



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


Dated: Northvale, New Jersey
       November 9, 1999