Form 10QSB
period 1999-12-31
ADM TRONICS UNLIMITED INC/DE
filed 2000-02-14
CIK 849401

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended December 31, 1999

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

              47,832,037 shares of Common Stock, $.0005 par value,
                             as of February 14, 2000

















                         ADM TRONICS UNLIMITED, INC.

                                   INDEX



Part I. Financial Information                                    Page Number

Item 1. Consolidated Financial Statements:

 Consolidated Balance Sheets - December 31, 1999 and
   March 31, 1999                                                     2

 Consolidated Statements of Operations - For The Three
   Months Ended December 31, 1999 and 1998                            3

 Consolidated Statements of Operations - For The Nine
   Months Ended December 31, 1999 and 1998                            3

 Consolidated Statement of Changes in Stockholders'
   Equity - For The Nine Months Ended December 31, 1999               4

 Consolidated Statements of Cash Flows - For The Nine
   Months Ended December 31, 1999 and 1998                            5-6

 Notes To Consolidated Financial Statements                           7



Item 2. Management's Discussion And Analysis of Financial
            Condition and Results of Operations                       7-8

Item 6. Exhibits and Reports on Form 8-K                              9

                          ADM TRONICS UNLIMITED, INC.
                          CONSOLIDATED BALANCE SHEETS

                                             December 31,      March 31,
                                                 1999            1999
                                             (Unaudited)
                  ASSETS

CURRENT ASSETS:
   Cash and equivalents                    $   299,658       $  496,405
   Accounts receivable--trade less
    allowance for doubtful accounts of
    $52,200 and $20,500, respectively          438,586          353,976
   Inventories:
     Raw materials and supplies                592,551          392,066
     Finished goods                             69,292           56,226
   Other current assets                         24,151          102,600

Total Current Assets                         1,424,238        1,401,273

Property and Equipment                         163,943          185,916

Equipment in use and under lease
  agreements, net of accumulated
  depreciation of $244,060 and
  $60,164, respectively                        659,921          736,566

Equipment held for sale                        699,215          736,507

Loan receivable from officers, bearing
interest at 3% per annum                        64,491           65,191

Other Assets                                   239,834          218,088

  Total Assets                             $ 3,251,642      $ 3,343,541


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable--trade                 $   287,067      $   273,483
   Accrued expenses and other                   32,144           59,385
   Notes payable - current                     345,403          145,091

   Total Current Liabilities                   664,614          477,959

Notes payable - non-current                          0                0

Stockholders' Equity                         2,587,028        2,865,582

  Total liabilities and stockholders'
    equity                                 $ 3,251,642      $ 3,343,541

         See accompanying notes to consolidated financial statements

                            ADM TRONICS UNLIMITED, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                   Three Months Ended     Nine Months Ended
                                       December 31,         December 31,
                                   1999          1998      1999        1998

Revenues                        $ 647,480   $ 631,405   $2,018,168 $1,632,508

Costs And Expenses:
 Cost of sales                    450,212     290,096    1,077,296    787,513
 Selling, general and             419,387     450,988    1,270,732  1,214,133
  administrative

   Total costs and expenses       869,599     741,084    2,348,028  2,001,646

Operating income (Loss)        ($ 222,119) ($ 109,679)  ($ 329,860)($ 369,138)

Other Income:
 Interest, net of expense           3,957       8,919       31,306     29,227
  and other income

Net Income (loss)              ($ 218,162) ($ 100,760)  ($ 298,554)($ 339,911)

Net Income (loss) per              (0.005)     (0.002)      (0.006)    (0.007)
 common share






          See accompanying notes to consolidated financial statements.

                            ADM TRONICS UNLIMITED, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 1999
                                (Unaudited)

                  Common                Capital In
                  Stock       Par       Excess Of   Accumulated
                  Shares      Value     Par Value   Deficit       Total



Balance,
March 31, 1999   47,382,037   23,691    6,740,718   (3,898,827)   2,865,582

Common stock
 options issued                            20,000                    20,000

Net income (loss)
nine months ended
December 31,1999                                      (298,554)    (298,554)


Balance
December 31,1999 47,382,037   23,691    6,760,718   (4,197,381)   2,587,028








             See accompanying notes to consolidated financial statements

                          ADM TRONICS UNLIMITED, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                (Unaudited)

                                               Nine Months Ended December 31,
                                                   1999               1998
Cash Flows From Operating Activities:
   Net income(loss)                            ($ 298,554)      ($ 339,911)
   Adjustments to reconcile net income (loss)
   to net cash flows from operating activities:
       Depreciation and amortization              182,091           80,067
       Loss on disposal of equipment                1,181                0
       Stock issued for services                        0           98,536
   Changes in operating assets and liabilities:
       Accounts receivable--trade                 (84,610)        (122,029)
       Inventories                               (193,195)         (56,048)
       Other current assets                        78,449           70,869
       Equipment in use or under lease            (27,600)          22,070
       Equipment held for sale                     37,292           77,374
       Net change in other assets                 (15,998)          (1,248)
       Accounts payable--trade                     13,584         (146,323)
       Accrued expenses and prepayments
         from customers                           (27,241)          11,945

   Net cash flows provided by (used in)
   operating activities                          (334,601)        (304,698)

Cash Flows From Investing Activities:
   Purchase of property and equipment             (14,339)         (32,052)
   Acquisition of SofPulse business                     0         (178,000)
   Cash consideration paid for company acquired   (48,820)               0
   Pepurchase of common stock                           0          (40,000)
   Loan to officer, net of repayments                 700           (7,996)

   Net cash flows provided by (used in)
   investing activities                           (62,459)        (258,048)

Cash Flows From Financing Activities:
   Additional borrowings on demand
    line of credit                                304,831            2,052
   Payment on notes payable                      (104,518)               0

   Net cash flows provided by (used in)
   financing activities                           200,313            2,052

   Net change in cash and cash equivalents       (196,747)        (560,694)

   Cash and cash equivalents
          -Beginning of year                      496,405        1,127,847
   Cash and cash equivalents
          -End of period                          299,658          567,153




           See accompanying notes to consolidated financial statements
                                       5

                            ADM TRONICS UNLIMITED, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)

Supplemental disclosure of cash flow activities:

  Interest paid                                    14,315            7,384
  Non-cash investing and financing activities:
    Fair value of assets acquired relating to
     Needleeater assets                            68,820                0
    Fair value of assets acquired relating to
     SofPulse assets                                    0        1,605,135
    Common stock options issued in connection
     with acquisition of Needleeater assets        20,000                0
    Common stock issued in connection with
     acquisition of SofPulse assets                     0        1,427,135
    Common stock issued in connection with
     consulting agreements                              0          169,365



































            See accompanying notes to consolidated financial statements.
                                      6






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


Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 1999 the Company had cash and equivalents of $299,658 as compared to $496,405 at March 31, 1999. This decrease was the result of cash flows used in operating and investing activities offset by cash provided by financing activities.

Operating Activities

Net cash flows used increased $29,903 to ($334,601) for the nine months ended December 31, 1999 as compared to ($304,698) for the nine months ended December 31, 1998. This increase was primarily due to a net decrease in operating assets and liabilities offset by higher depreciation.

Investing Activities

Investing activities consisted of cash used for the Needleeater acquisition of $48,820, purchases of property and equipment of $14,339 and additional net net borrowings by an officer of the Company of $700.

Financing Activities

The Company borrowed $304,831 of which $300,000 represents a new line of credit with the Company's primary bank. The Company repaid $104,518 in notes payable primarily paying-off the old line of credit.

The Company does not have any material external sources of liquidity or unused sources of funds.

                                   7


Results of Operations
Quarter Ended December 31, 1999

Revenues

Revenues were $647,480 in 1999 as compared to $631,405 in 1998 representing an increase of $16,075 or 2.5%. Revenues from the Company's medical elec-tronics activities increased $1,570 and chemical revenues increased $14,505 over revenues for 1998.

Gross Profit

Gross profit of $197,268 in 1999 was $144,041, or 42% below the gross profit of $341,309 in 1998. Gross profit was 30.5% of revenues in 1999 as compared with 54% of revenues in 1998. The reduction in gross profit margin was due primarily to the product mix of sales with increased ssales of products with a lower gross profit margin.

Operating Income (Loss)

Operating loss of $222,119 in 1999 was $112,440 above the operating loss of $109,679 in 1998. Selling general and administrative expenses decreased by $31,601.

Other Income

Other income of $3,957 in 1999 decreased by $4,962, or 55.6%, from $8,919 in 1998, principally due to a decrease in interest income from reduced amounts invested.


Results of Operations
Nine Months Ended December 31, 1999

Revenues

Revenues were $2,018,168 in 1999 as compared to $1,632,508 in 1998 representing an increase of $385,660 or 19.1%. Revenues from the Company's medical elec-tronics activities increased $303,493 and chemical revenues increased $82,167.

Gross Profit

Gross profit of $940,872 in 1999 was $95,877 or 10.2% higher than the gross profit of $844,995 in 1998. Gross profit was 47% of revenues in 1999 as compared with 52% of revenues in 1998. The lower gross profit percentage was due to the product mix of sales with higher sales volume of products with a lower gross profit margin.

Operating Income (Loss)

Operating loss of $329,860 in 1999 was $39,278 lower than the operating loss of $369,138 in 1998. Selling, general and administrative expenses increased by $56,599, primarily due to an increase in payroll for sales personnel.

Other Income

Other income of $31,306 in 1999 increased $2,079 from $29,227 in 1998, primarily due to the collection of rent from a sub-tenant offset by a decrease in interest income from reduced amounts invested.

                                     8






Item 6     Exhibits and reports on Form 8-K

          (a)     Exhibits

                  27. Financial Data Schedule

          (b)     Not applicable
































                                    9












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


Dated: Northvale, New Jersey
       February 14, 2000