Form 10KSB
period 2000-03-31
ADM TRONICS UNLIMITED INC/DE
filed 2000-07-14
CIK 849401

U.S. SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-KSB
     (Mark One)

         X   ANNUAL REPORT PURSUANT  TO  SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended March 31, 2000

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

                               $2,825,461

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days prior to the date of filing:

              Approximately $9,289,000 as of June 26, 2000

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

  47,382,0377 shares of Common Stock, $.0005 par value as of June 26, 2000

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

     The FDA permits companies to begin to recoup certain expenses by charging others for use of medical machines, provided that the use of such machines does not constitute a commercial distribution thereof. Accordingly, the Company is permitted to maintain a clinic and treatment center utilizing Sonotron Devices, but may not advertise or otherwise promote Sonotron Devices as being safe and effective for their intended use. Since 1989, four clinics have operated at various times, none of which produced any significant revenues.

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

     In 1992, SMI granted to Advent Medical Technology, Inc. ("AMT") the exclusive right to manage clinics in certain counties in Florida which, if opened, would utilize Sonotron Devices for human medical purposes. At such time, if any, that the United States Food and Drug Administration permits marketing of Sonotron Devices, AMT would have the right to purchase any such clinics from SMI and to be the exclusive distributor of Sonotron Devices within the eight counties. At the same time, VET granted to AMT the exclusive right to use, distribute or sublicense the use of Sonotron Devices designed for veterinary use solely for veterinary use in Florida. The response to Item 5 of the Company's Current Report on Form 8-K dated June 9, 1992 is hereby incorporated by reference. The Company does not believe that AMT has sufficient resources to manage any clinics. There can be no assurance that any such clinics which the Company may open will be successful or that the results of the treatment of human subjects with the Sonotron Devices will be favorable or will support the Company's application for Premarket Approval (a "PMA") from the FDA.

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

     During the Company's fiscal years ended March 31, 1999 and 2000, other than the regular compensation paid by the Company to its executive officers, the Company did not spend any appreciable amounts on testing, application, clinical studies and some company-sponsored research and development activities in connection with the Sonotron Technology and other activities determined in accordance with generally accepted accounting principles. During each of such years no material amounts were spent on customer-sponsored research and development activities relating to the development of new products, services or techniques or the improvement of any of the foregoing.

     Dr. Di Mino has developed a device which utilizes the Sonotron
Technology to non-invasively treat neural-cerebral conditions (the "NCCD Device"). The NCCD Device is a non-invasive electronic therapy device which is designed to emit certain radio and audio waves at prescribed power outputs to a patient's brain and spinal cord. Since 1997, the NCCD Device has been in the prototype stage. Limited initial preliminary tests on humans on a non-controlled basis appear to indicate that treatment with the NCCD Device has a beneficial effect on the symptoms related to certain neural-cerebral disorders. The results ranged from minor improvement in certain limited symptoms to dramatic overall improvements. Based upon such results, subject to obtaining sufficient capital, the Company intends to conduct extensive controlled clinical studies of the NCCD Device. Testing involves applying radio and audio waves to the patients' spinal cords and cerebrum on a weekly basis for several weeks to small groups of patients having cerebral palsy, multiple sclerosis and Parkinson's Disease.

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

     During the fiscal year ended March 31, 2000, although sales of Sonotron Devices were not significant, one customer accounted for approximately 89% of those sales. Because the Company is seeking to increase future sales to that customer, termination of business relations with that customer could have a material adverse effect on the Company's future business and financial condition.

     As of March 31, 2000, the dollar amount of backlog orders for Sonotron Devices was not material.

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

     In 1999, the Company introduced a coating technology for the paper industry designed for use in the manufacture of recyclable paper packaging. The new resin technology, trademarked Aqualene, consists of a series of environmentally safe, water-based coatings which can replace polyethylene in numerous packaging structures. Polyethylene is used extensively in paper packaging as a water and grease resistant layer and for sealing purposes. Although necessary for paper to be used in most packaging applications, polyethylene is non-recyclable when combined with paper. Therefore, polyethylene-coated paper must either be incinerated or buried in landfills. The Company's coating technology has the properties of polyethylene but breaks down in standard repulping equipment. Accordingly, Aqualene coated paper packages can be recycled into new paper products. The potential uses for Aqualene-coated paper include fast food warps, folding cartons, pouch packaging, disposable cups and plates, ream wraps, bakery trays and many other applications. The Company has begun supplying trial samples of Aqualene to companies believed to be interested in exploring the possibility of eliminating polyethylene in their operations and producing recyclable paper stock. The Company has not received any significant orders for Aqualene and there can be no assurance that Aqualene will be commercially accepted.

     Certain of the Company's chemical additives are used to impart properties to inks and other chemical products used in the food packaging and printing industries. These additives are used for their ability to improve the performance of such products.

     During the Company's fiscal years ended March 31, 2000, 1999 and 1998, sales of chemical based products accounted for approximately 35%, 45% and 64% of operating revenues, respectively. No contract exists with any of the Company's customers which would obligate a customer to continue to purchase products from the Company.

     During the fiscal year ended March 31, 2000, no customer accounted for more than 10% of the Company's net sales of chemical products. The termination of business relations with any of the Company's significant customers would have a material adverse effect on the Company's business and the financial condition of the Company.

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

     As of March 31, 2000, the dollar amount of backlog orders for the Company's chemical products believed by the Company to be firm, was not material.

     During the Company's fiscal years ended March 31, 2000 and 1999, the Company made no material expenditures with respect to company-sponsored research and development activities relating to its chemical business as determined in accordance with generally accepted accounting principles other than a portion of the regular salaries of its executive officers which may be allocated thereto. During such fiscal years the Company did not expend any funds on customer-sponsored research and development activities with respect thereto.

Aurex-3

     Dr. Di Mino has developed an electronic device (the "Aurex-3") for the treatment of Tinnitus. Tinnitus is a human medical condition which manifests itself in a constant and annoying ringing in the ears. The Aurex-3 uses a probe that transmits a vibratory and audio signal. In February 1997, Dr. Di Mino filed a patent application for a United States patent with respect to the Tinnitus Device. Dr. Di Mino has advised the Company that any patents issued to him in connection with the Tinnitus Device will be assigned to the Company. Although significant testing of the Aurex-3 has not been conducted, pre-production and production prototypes have been built and testing and marketing strategies have been developed. In May 1998, a Premarket Notification was filed by the Company with the FDA. In August 1998, the United States Patent Office issued a patent with respect to the Aurex-3 and the FDA notified the Company that the Premarket Notification was accepted. Accordingly, the Company may market the product in the United States for its intended indication. Since August 1998 the Company has been finalizing manufacturing plans for the Aurex-3. In July 1999 the Company began taking advance orders for Aurex-3 units from distributors and patients and began to deliver the units in November 1999. There can be no assurance that the Company will be able to manufacture the Aurex-3 in sufficient quantities.

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

     PAC was acquired by the Company in December of 1997. During the fiscal year ended March 31, 2000, one customer accounted for approximately 67% of PAC's sales, which also represented approximately 34% of the Company's sales. The termination of business relations with such customer would have a material adverse effect on the Company's results of operations and financial condition. Reference is made to Note 9 of Notes to Consolidated Financial Statements.

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

     The Company has entered into a distribution agreement with Mediq/PRN to initiate a home rental program for post-operative patients that have undergone a plastic or cosmetic surgery procedure. The agreement requires Mediq to maintain an inventory of Sofpulse units, which have been provided by and remain the property of the Company, at its 98 offices across the country. Mediq is responsible for delivering and picking up the units from patients and invoicing and collecting rental fees. The Company is responsible for providing the units to Mediq and providing technical support and clinical information. The agreement provides that the Company will receive 55% of rental revenues and Mediq will retain 45%. To assist in marketing the home rental program to plastic surgeons, the Company has entered into a marketing agreement with Byron Medical of Arizona. Byron is responsible for promoting the use of the Sofpulse to plastic and cosmetic surgeons throughout the United States by direct mail, trade shows and telemarketing. The Company has agreed to pay Byron a commission of 7.5% of rental revenues received from leads generated by Byron.

Needle Eater

     In April 1999 the Company acquired certain assets related to the Needle-Eater, a patented device used to safely dispose of used or contaminated syringes and other medical sharps. The Company acquired the worldwide rights to the patent covering the technology in the Needle-Eater product;
an inventory of finished units and parts; the rights to trademarks; and, information needed to assist it in manufacturing the units. The Company paid $14,206 to the previous owner of the Needle-Eater, and issued options to purchase an aggregate of 500,000 shares of the Company's common stock at an exercise price of $.625 per share, 200,000 of which expired and the balance expiring in March 2001. The Company also agreed to pay a consulting fee of $750 per month for 24 months and a royalty of 5% on gross sales of Needle-Eater products for the life of the patent as well as certain other compensation. Reference is made to Note 10 of Notes to Consolidated Financial Statements.

Ultra-Violet Blood Irradiation

     The Company, through a wholly owned subsidiary, has engaged in biotech-nology research concentrating its efforts in the development of a medical therapeutic technology to treat viral and bacterial infections in humans and animals. The technology utilizes a process, commonly referred to as UBI or Ultra-Violet Blood Irradiation, wherein a measured sample of blood is intra-venously removed from a patient, exposed to a specific ultra-violet ("UV") light source, collected in a container and then returned to the patient, all in a closed system. The procedure is believed to assist in reducing infection by stimulating the patient's own immune system.

     The precursor to the technology is a process known as the Knott Technique for Blood Irradiation which was developed by Dr. Emmet K. Knott in 1938
("The Knott Technique"). The Knott Technique was used extensively throughout the United States and in several foreign countries as a treatment for viral and bacterial infections in humans and animals. With the development and widespread use of antibiotic drugs during the late 1950s and early 1960s, the Knott Technique fell out of favor. The Company believes that disfavor of the Knott Technique was primarily due to the complexity and time required for intravenous removal of blood from a patient necessary to perform blood irradiation in comparison to the simplicity of oral and injectable admin-istration of antibiotics. Even though practically supplanted by the universal use of antibiotics, the Knott Technique and derivations related thereto continued to be used by some physicians.

     In recent years, due to the advent of antibiotic resistant drugs and newly identified viral and bacterial infectious agents where no antibiotics exist, there has been a renewed interest in alternative methods of treatment. Accordingly, a revival of interest from physicians and patients in blood irradiation therapy has occurred. The device used in performing the Knott Technique, however, has not been manufactured since 1963 and cannot now be manufactured in its original form due to certain restrictions on its electrical design and components.

     The Company is pursuing the development of a blood irradiation device with state-of-the-art design and components that it believes can perform the necessary functions of the Knott Technique on a safer, more economical and efficient basis.

     The Company's subsidiary has begun a private offering of its common stock. If the offering is successful, the proceeds will primarily be used to further develop the blood irradiation technology developed by the Company and prepare it for manufacturing and clearance to market in the U.S. and other countries. Depending upon the amount of the proceeds, additional capital may be needed to seek to accomplish those objectives. There can be no assurance that the offering will be successful or that the subsidiary can successfully manufacture the product or receive government approval to market the product anywhere in the world.

     Through March 31, 2000, the Comapny spent approximately $135,000 in research and development costs.

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

The Company has been registered by the FDA as a Registered Medical Device Establishment for the manufacture of medical devices. Such registration is renewable annually and although the company does not believe that the regis-tration will not be renewed annually by the FDA, there can be no assurance of such renewal. Any failure to obtain an annual renewal could be expected to have a material adverse effect on the Company.

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

In the event the Company proposes to market new medical devices, if developed or acquired, or adapt its current products for new use, the FDA may require the Company to comply with Premarket Notification or PMA requirements to establish independently that a device is safe and effective for its intended use. The products and services that are expected to arise from the technologies being acquired by the Company pursuant to the contemplated transactions with the biotechnology companies, are subject to complex regulations enforced by the Bureau of Biologics and the Bureau of Drugs of the FDA. The process of devel-opment, seeking clearance for human clinical evaluation under Investigational New Drug Exemptions, prolonged three phase clinical trials and the submission of Biologics License Applications or New Drug Applications require substantially longer time and expenses compared to the submission of a PMA for a medical device.

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

Third Party Reimbursement

In the United States, healthcare providers, such as hospitals and physicians, that purchase or lease medical devices, generally rely on third-party payors, principally medicare, medicaid and private health insurance plans, including health maintenance organizations, to reimburse all or part of the cost of the treatment for which the medical device is being used. Successful commercialization of the Company's products will depend in part upon the availability of reimbursement for the cost of the treatment from third party health care payors such as Medicare, Medicaid and private health insurance plans, including health maintenance organizations. Such third party payors have increasingly challenged the price of medical products and services, which has and could continue to have a significant effect on the purchasing patterns of many health care providers. Several proposals have been made by federal and state government officials that may lead to health care reforms, including a government directed national health care system and health care cost-containment measures. The effect of changes in the health care system or method of reimbursement for the SofPulse Device or any other medical device which may be marketed by the Company in the United States cannot be deter-mined by the Company.

     While third party payors generally make their own decisions regarding which medical procedures and services to cover, Medicaid and other third party payors may apply standards similar to Medicare's in determining whether to provide coverage for a particular procedure or service. The Medicare statute prohibits payment for any medical procedures or services that are not reasonable and necessary for the diagnosis or treatment of illness or injury. The HCFA, an agency within the Department of Health and Human Services that is responsible for administering the Medicare program, has interpreted this provision to prohibit Medicare coverage of procedures that, among other things, are not deemed safe and effective treatments for the conditions for which they are being used, or which are still investigational. In July 1997, HCFA issued a memorandum implementing a national policy of non-reimbursement by Medicare for the use of any form of electrotherapy in wound healing. The SofPulse Device is included broadly in the category of products classified as electrotherapy products and although the SofPulse may not be promoted by the Company for wound healing, a number of clinicians at nursing homes have used it to treat edema and pain surrounding wounds. Although a United States District Court enjoined HCFA in November, 1997, from implementing this national policy and HCFA notified the fiscal intermediaries in February of 1998 not to abide by the July 1997 national policy memorandum, EPI did not realize an appreciable increase in its rental revenues subsequent to these events. Recently, Medicare reimbursement became subject to a prospective payment system that would reimburse products that reduce the cost of patient care in specific medical conditions. Such a reimbursement system requires the demonstration that any such product actually reduces the cost of patient care in order for continued reimbursement by Medicare in the future. There is no assurance that the Company will be able to demonstrate such cost reduction that is expected to result from the use of SofPulse Devices or any other product.

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

Personnel

     On June 26, 2000, the Company employed 19 persons, three of which are executive officers of the Company. Six employees were employed by the Company on a part-time basis.

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

     Quarter Ended                        High Bid          Low Bid
     June 30, 1998                           .56            .28
     September 30, 1998                      .75            .63
     December 31, 1998                      1.06            .88
     March 31, 1999                          .53            .49
     June 30, 1999                           .47            .45
     September 30, 1999                      .32            .30
     December 31, 1999                       .31            .30
     March 31, 2000                          .42            .37

     (b) On June 15, 2000, the Company's Common Stock was held by approximately 1,419 holders of record.

     (c)  Dividends

          The Company has never paid any cash dividends on its Common Stock and has no intention of paying cash dividends in the foreseeable future. The Company intends to retain any earnings it may realize to finance its future growth.

     II. In April 1999, the Company issued an option for the purchase of 500,000 shares of its Common Stock to SPS Medical Equipment Corporation at $.625 per share in consideration of consulting services. No principal under-writers were involved. The Company claimed exemption from registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, inasmuch as no public offering was involved.

Item 6.   Management's Discussion and Analysis or Plan of Operation

Fiscal 2000 Compared to 1999

Revenues

Revenues were $2,698,597 in 2000 as compared to $2,098,997 in 1999 representing an increase of $599,600 or 29%. The increase was principally the result of revenues received from a substantial manufacturing contract during the fiscal year.

Gross Profit

Gross profit of $1,462,822 in 2000 was $45,337 or 3%, higher than the gross profit of $1,417,485 for 1999. Gross profit was 52% of revenues in 2000 as compared to 67% of revenues in 1999. The decrease in gross profit is related to the product mix of sales with varying gross profit margins.

Operating Income (Loss)

Operating loss of ($571,818) in 2000 was $174,259 less than the operating loss of ($746,077) in 1999. The reduction in operating loss resulted from an increase in gross profit offset by a decrease in selling, general and administrative expenses primarily from legal costs and expenses associated with an arbitration proceeding and the termination of various consulting agreements.

Other Income, Net

Other income of $126,864 in 2000 was $86,229 or 212% higher than other income of $40,635 in 1999 primarily due to a settlement received from an arbitration proceeding.


Fiscal 1999 Compared to 1998

Revenues

Revenues were $2,098,997 in 1999 as compared to $1,483,218 in 1998 representing an increase of $615,779 or 42%. The increase was the result of revenues received from new products acquired by the Company during the fiscal year.

Gross Profit

Gross profit of $1,417,485 in 1999 was $579,030 or 69%, higher than the gross profit of $838,455 for 1998. Gross profit was 68% of revenues in 1999 as compared to 57% of revenues in 1998. The increase in gross profit is related to the product mix of sales with varying gross profit margins.

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

Liquidity and Capital Resources

At March 31, 2000 the Company had cash of $322,208 as compared to $496,405 at March 31, 1999. This decrease is the result of cash used in investing activities and operating activites, offset by cash provided by financing activities.

Operating Activities

An increase in sales and gross profit in the Company's medical device segment and the reduction of selling, general and administrative expenses improved operating results. There was also an increase in sales of aqueous chemical products.

Investing Activities

Cash consideration of $48,826 was paid for the acquisition of a medical device business and $19,645 was paid for purchases of property and equipment and new patent costs.

Financing Activities

The Company paid $103,841 on notes payable offset by an increase in borrowings on a demand line of credit of $300,000.

The Company does not have any material sources of liquidity or unused sources of liquid assets.














Item 7.   Financial Statements

                      INDEPENDENT AUDITOR'S REPORT


Board of Directors and Stockholders
ADM Tronics Unlimited, Inc.
Northvale, New Jersey


We have audited the accompanying consolidated balance sheet of ADM Tronics Unlimited, Inc. and subsidiaries as of March 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ADM Tronics Unlimited, Inc. and subsidiaries as of March 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2000, in conformity with generally accepted accounting principles.



                                    /s/Kaufman, Rossin & Co.


Miami, Florida
June 9, 2000













ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
MARCH 31, 2000

ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                     $322,208
  Accounts receivable - trade, net of
     allowance for doubtful accounts of $95,000                  259,938
  Inventories:
  Raw materials and supplies                                     321,004
  Finished goods                                                  21,541
  Other current assets                                            36,329
        Total current assets                                  $  961,020


PROPERTY AND EQUIPMENT,net                                       147,709

EQUIPMENT IN USE AND UNDER LEASE AGREEMENTS, net of
  accumulated depreciation of $255,623                           723,110

EQUIPMENT HELD FOR SALE                                          848,626

LOAN RECEIVABLE FROM OFFICER, bearing interest
     at 3% per annum, unsecured                                   63,191
OTHER ASSETS                                                     213,719
         TOTAL ASSETS                                         $2,957,375


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                             $ 136,181
  Accrued expenses and other                                      38,016
  Notes payable                                                  341,250
        Total current liabilities                              $ 515,447

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY                                           2,441,928

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $2,957,375








         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 31, 2000 AND 1999

                                          2000              1999
REVENUES
Sales                                $2,698,597          $2,098,997
Interest                                126,864              40,635
    Total revenues                   $2,825,461          $2,139,632

COSTS AND EXPENSES
Cost of sales                        $1,235,775          $  681,512
Selling, general and administrative   2,034,640           2,163,562
    Total costs and expenses         $3,270,415          $2,845,074

LOSS BEFORE INCOME TAXES             $ (444,954)         $ (705,442)

INCOME TAXES                                               (265,000)

NET LOSS                             $ (444,954)          $(970,442)

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING               47,382,037          46,779,615

NET LOSS PER SHARE                        ($.01)              ($.02)




gross profit of $1,417,485 for 1999. Gross profit was 54% of revenues in 2000 as compared to 68% of revenues in 1999. The decrease in gross profit is related to the product mix of sales with varying gross profit margins.

Operating Income (Loss)

Operating loss of ($571,818) in 2000 was $174,259 less than the operating loss of ($746,077) in 1999. The reduction in operating loss resulted from an increase in gross profit offset by a decrease in selling, general and administrative expenses primarily from legal costs and expenses associated with an arbitration proceeding and the termination of various consulting agreements.

Other Income, Net
alue
                $.0005 par
                   value)

BALANCES
MARCH 31, 1998 43,724,907    21,862     5,137,176   (2,928,385)  2,230,653

Issuance of     3,307,130     1,654     1,260,842            -   1,262,496
 common stock
 in connection
 with acquisition
 of business

Issuance of
common stock
for consulting
services          350,000        175       246,700           -     246,875

Common stock            -          -        96,000           -      96,000
options issued
for consulting
services

Net loss                -          -             -    (970,442)   (970,442)

BALANCES
MARCH 31, 1999 47,382,037    $23,691    $6,740,718 ($3,898,827) $2,865,582

Common stock
options issued
for certain
tangible and
intangible
assets                  -          -        20,000           -      20,000

Common stock
options issued
for consulting
services                -          -         1,300           -       1,300

Net loss                -          -             -    (444,954)   (444,954)

BALANCES
MARCH 31, 2000 47,382,037  $  23,691   $ 6,762,018 ($4,343,781) $2,441,928












     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 31, 2000 AND 1999
                                                   2000        1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                       ($444,954)   ($970,442)
Adjustments to reconcile net loss to net cash
   used in operating activities:
   Depreciation and amortization                 258,534      160,142
   Provision for losses on accounts receivable    45,992       16,438
   Common stock options issued as compensation     1,300       96,000
   Common stock issued as compensation                 -      246,875
   Changes in operating assets and liabilities:
   Accounts receivable - trade                    48,046      (52,526)
   Inventories                                   105,747     (127,757)
   Other current assets                           66,271      (78,499)
   Equipment in use and under lease agreements  (128,801)     118,600
   Equipment held for sale                       (97,463)     135,511
   Deposit receivable                                108          150
   Deferred tax asset                                  -      265,000
   Accounts payable                             (137,302)    (123,456)
   Accrued expenses and other                    (21,369)      13,246
     Total adjustments                           141,063      669,724
      Net cash used in Operating activities     (303,891)    (300,718)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash consideration paid for business
     acquired                                  $       -    $(266,544)
   Cash consideration paid for Needle Eater
     tangible and intangible assets              (48,820)           -
   Patents                                       (14,577)           -
   Purchase of property and equipment             (5,068)     (44,064)
   Repayments (advances) of loans to officer       2,000       (5,689)
      Net cash provided by (used in)
      Investing activities                       (66,465)    (316,297)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings on demand line of credit     $ 203,356    $  14,630
   Payments on notes payable                           -      (29,057)
   Payments on loan to a former shareholder
    of the newly acquired subsidiary              (7,197)           -
      Net cash provided by (used in)
      Financing activities                       196,159      (14,427)

NET DECREASE IN CASH AND EQUIVALENTS            (174,197)    (631,442)

CASH - BEGINNING                                 496,405    1,127,847
CASH - ENDING                                  $ 322,208   $  496,405


         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONSOLIDATED STAEMENTS OF CASH FLOWS, CONTINUED
YEARS ENDED MARCH 31, 2000 AND 1999

Supplemental Disclosures:
    Interest paid                              $  23,868   $   10,131
    Income taxes paid                          $       -   $        -

Supplemental Disclosure of Non-cash Investing and
  Financing Activities:
    Common stock issued in connection
      with acquisition of business             $       -   $1,262,496
    Fair value of assets received in
      connection with acquisition of business  $       -   $1,529,040
    Common stock options issued as
      consideration for consulting services $ 1,300 $ 96,000 Common stock issued as consideration
      for consulting services                  $       -   $  246,875
    Fair value of assets received in
      connection with Needle Eater purchase    $  68,820   $        -
    Common stock options issued in
      connection with Needle Eater purchase    $  20,000   $        -









































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

      Business Activity

      The Company is a manufacturer and engineering concern whose principal lines of business are the production and sale of chemical products and the manufacturing and sale of medical devices. The chemical product line is principally comprised of water-based chemical products used in the food packaging and converting industries. These products are sold to customers located in various parts of the United States, Australia and Europe. Medical equipment is manufactured in accordance with customer specification on a contract basis. The medical device product line is comprised of proprietary devices used in the treatment of joint pain, postoperative edema and tinnitus. These products are sold or leased to customers located in various parts of the United States and Asia.

      For the years ended March 31, 2000 and 1999, the chemical product line accounted for approximately 35% and 63% of sales while the medical device product line accounted for 65% and 37%, respectively.

      Cash and Equivalents

      The Company considers all highly-liquid investments with a remaining maturity of three months or less at the time of purchase and excess operating funds invested in cash management and money market accounts to be cash. The money market account (approximately $300,000 at March 31, 2000) is not insured by the FDIC.

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

      Sonotron Devices

      Sonotron Devices (Devices) are held for sale or lease and are included in the consolidated balance sheet under "equipment held for sale" and "equipment in use and under lease agreements," on a specific identification basis. Devices are available for sale outright, are available for sale under terms providing for additional charges based upon usage, and are available to be leased. Unless and until clearance to market is obtained from the United States Food and Drug Administration (FDA), the Devices cannot be marketed in the United States for human applications, other than for research purposes, and may not be marketable in certain foreign countries.

      Included within equipment in use and under lease agreements are Devices used internally and Devices loaned out for marketing and testing. Devices in use are depreciated over seven years commencing at the date placed in service. Revenues from leasing activities have not been significant.

      All Devices and parts are carried at the lower of cost or market, with cost being determined on a specific identification basis. An allowance is provided when, in the judgement of management, the realizable value declines below cost.

      Sofpulse Units

      In connection with a business acquisition in May 1998, the Company acquired all rights to a FDA approved device (Sofpulse Unit or Unit) and 418 Sofpulse units. These Units are held for sale or lease domestically and are included in the consolidated balance sheet under "equipment held for sale" and "equipment in use and under lease agreements," on a specific identification basis. Units are available for sale outright, are available for sale under terms providing for additional charges based upon usage, and are available to be leased.

      Included within equipment in use and under lease agreements are Units leased to third parties, Units used internally and Units loaned out for marketing and testing. These Units are depreciated over seven years commencing at the date placed in service. Revenues from leasing activities were approximately $280,000 and $460,000 for the years ended March 31, 2000 and 1999, respectively.

      All Units and parts are carried at the lower of cost or market, with cost being determined on a specific identification basis. An allowance is provided when, in the judgement of management, the realizable value declines below cost.

      Intangible Assets

      Goodwill, patents and patents assigned are stated at cost, are included in other assets and are amortized on a straight-line basis over the shorter of their legal or useful lives (10 years for goodwill, 15 to 17 years for patents and 2 years for patents assigned).

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

 Advertising

 Advertising (approximately $31,000 and $27,000 in 2000 and 1999, respectively) is expensed as incurred and is included with selling, general and administrative expenses in the consolidated statements of operations.

 Income Taxes

 Deferred income taxes are provided for the estimated tax effect of temporary differences between financial and taxable income.

 Net Loss Per Share

 The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). Net loss per share excludes dilution and is computed by dividing net income by the weighted average number of common shares outstanding during the reported periods. Net loss per share - Diluted has not been presented for 2000 and 1999 as its results would be anti-dilutive.

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

 Year 2000 Uncertainities

 Although the Company has not identified any computer system or program problems, there is still a possibility that at sometime during the Year 2000 their computer systems and programs, as well as equipment that uses embedded computer chips, may be unable to distinguish between the years 1900 and 2000. This may create system errors and failures re-sulting in the disruption of normal business operations. Although it is unlikely, there may be some third parties, such as governmental agencies, utilities, telecommunication companies, vendors and customers that at times may not be able to continue business with the Company due to their own Year 2000 problems.

NOTE 2.   PROPERTY AND EQUIPMENT

          Property and equipment at March 31, 2000 was as follows:

          Production equipment                   $ 3,251
          Other Machinery and equipment          184,863
          Office furniture and fixtures           94,681
          Leasehold improvements                 131,800
          Computer equipment                      53,685
                                                 468,280
          Less accumulated depreciation
            and amortization                     320,571
                                                $147,709

      Depreciation and amortization on property and equipment for the years ended March 31, 2000 and 1999 was $48,975 and $40,336, respectively.

NOTE 3.   OTHER ASSETS

      Other assets at March 31, 2000 consisted of the following:

          Sonotron refinement costs, net of
            accumulated amortization of $87,504        $57,940
          Goodwill, net of accumulated amortization
            of $16,546                                  54,366
          Patents, net of accumulated amortization
            of $42,444                                  53,900
          Patents assigned, net of accumulated
            amortization of $25,832                     25,832
          Deposits and other assets                     21,681
                                                      $213,719

 Sonotron refinement costs represent the costs incurred in connection with the improvement of the Sonotron devices. These costs are being amortized over five years, the expected benefit period of the routine refinements. Refinement costs amortization expense was $29,168 for the years ended March 31, 2000 and 1999, respectively.

 Amortization of goodwill was $7,091 for the years ended March 31, 2000 and 1999, amortization of patents was $5,211 and $3,413, respectively for the same years and amortization of patents assigned was $25,832 for the year ended March 31, 2000.


NOTE 4.   NOTES PAYABLE

          Notes payable consisted of the following at March 31, 2000:

          Note payable - Bank                             $300,000

          8% note payable to the former shareholder of
          a subsidiary; interest and principal payable
          quarterly; matured January 1, 2000; unsecured;
          in default                                        41,250

               Total                                      $341,250


 For the years ended March 31, 2000 and 1999 interest expense on total indebtedness amounted to $23,868 and $10,131, respectively.

 Note payable - bank is a commercial line of credit for up to $400,000, with interest at prime plus 1% (10.50%) at March 31, 2000, interest due monthly, principal due June 30, 2000, secured by the Company's inventory, accounts receivables, equipment and several intangibles.

 At March 31, 2000, the Company was in default of the terms on the 8% note payable and accordingly is accruing interest at 13%, the stated default rate on the note. The Company elected to withhold payments due beginning in April 1999 due to a related dispute. See Note 7.
                                 F-11


NOTE 5.         INCOME TAXES

      The components of income taxes for the years ended March 31, 2000 and 1999, are as follows:

                                                2000          1999
          Deferred                            $ 17,000      $285,000
          Change in valuation allowance        (17,000)     (550,000)
            Income Taxes                      $      -     ($265,000)

 The differences between the income taxes and the amount
 computed by applying the federal statutory income tax rate of
 34% to income before taxes are as follows:
                                                2000          1999
          Tax benefit at U.S. statutory rates ($151,000)   ($240,000)
          Change in valuation allowance          17,000      550,000
          Expiration of capital loss
            carryforward                        111,000            -
          Other temporary differences            23,000    (  45,000)
             Income Taxes                      $      -     $265,000

      At March 31, 2000, the Company had deferred tax assets of approximately $1,161,000, comprised of $1,130,000 resulting from net operating loss carryforwards and $31,000 from other other temporary differences. The deferred tax assets are offset by a valuation allowance in the amount of $1,161,000.

      Deferred tax assets, net of a valuation allowance, are recorded when management believes it is more likely than not that tax benefits will be realized. The change in the valuation allowance was based upon the consistent application of management's valuation procedures and new circumstances surrounding its future realization.

      The Company and its subsidiaries file consolidated income tax returns. As of March 31, 2000, the Company had consolidated net operating loss carryforwards of approximately $3,003,000 that will expire during the years 2005 through 2020.


NOTE 6.     EMPLOYEE BENEFIT PLAN

      The Company has a 401(k) Plan covering substantially all employees. Contributions to the plan are at the discretion of management. Contributions to the plan for the year ended
      March 31, 2000 and 1999 totaled $3,246 and $3,085, respectively.

NOTE 7.    COMMITMENTS AND CONTINGENCIES

      Leases

      The Company leases its office and warehouse facilities and certain equipment under non-cancelable operating leases.

      The approximate future minimum annual rentals under these leases at March 31, 2000 are as follows:

            March 31, 2001                 $135,300
            March 31, 2002                  133,800
            March 31, 2003                  135,800
            March 31, 2004                  131,300
            Thereafter                      345,800

            Total                          $882,000

      Rent expense for all facilities for the years ended March 31, 2000 and March 31, 1999 was $149,000 and $150,000, respectively.

      Warranties

      Sonotron devices are sold under agreements providing for the repair or replacement of any devices in need of repair, at the Company's cost, for up to one year from the date of delivery, unless such need was caused by misuse or abuse of the device.

      At March 31, 2000, no amount has been accrued for potential warranty costs and such costs are expected to be nominal.

      Arthronix Settlement Agreement

      In March 1999, the Company and Arthronix, a former Distributor of Sonotron Devices, entered into a settlement agreement providing for the resolution of all outstanding suits, counter suits, claims, arbitration awards and satisfaction of all amounts otherwise due upon the payment by Arthronix of $77,000 to the Company. This amount was received by the Company on June 30, 1999 and is included in interest and other revenue in the consolidated statement of operations for the year ended March 31, 2000.

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



NOTE 8.    STOCK OPTIONS

      From time to time, the Company grants stock options to directors, officers and outside consultants. During the years ended March 31, 2000 and 1999, the Company did not grant options to employees. However, during the year ended March 31, 1999, the Company granted 3,900,0000 options to non-employees.

      Included in the consolidated statement of operations for the years ended March 31, 2000 and 1999 is $1,300 and $96,000, respectively of consulting services which represents the fair value of consideration paid in the form of non-employee stock options at the grant date.

      A summary of the Company's stock option activity and related information for the years ended March 31, 2000 and 1999, is as follows:
                                       Year ended March 31,
                                     2000                 1999
                               Options   Weighted   Options   Weighted
                                          Average              Average
                                         Exercise             Exercise
                                           Price                Price

      Outstanding April 1,    9,292,819    0.4373   5,392,819   $0.2885
      Granted                   500,000    0.6250   3,900,000    0.5623
      Excerised                       -         -           -         -
      Expired                  (400,000)  (0.4025)          -         -
      Outstanding March 31,   9,392,819    0.4152   9,292,819    0.4373

      Exercisable at end of   9,392,819  $ 0.4152   6,275,285   $0.2981

      The expiration dates and exercise prices of stock options, which were fully vested at March 31, 2000, were as follows:

          Expiration Date     Number of Options     Exercise Price
          June 2, 2000        200,000               $0.18 to 0.375
          March 31, 2001      300,000               $0.625
          June 2, 2001        700,000               $0.375
          November 1, 2001    3,000,000             $0.625
          December 31, 2002   3,000,000             $0.375
          February 3, 2003    2,192,819             $0.18

Note 8    Stock Options (continued)

        The weighted average fair value of options outstanding at March 31, 2000 were as follows:
                                      Number of      Weighted
                                       Options      Average Fair
                                                     Value at
                                                   Date of Grant
       Exercise price exceeded the     6,300,000       $0.0200
        market price at grant date
       Exercise price equaled the        800,000       $0.0479
        market price at grant date
       Exercise price was less than    2,292,819       $0.0416
        the market price at grant date

     The determination of the fair value of all stock options granted was calculated using the Black - Scholes option-pricing model based on
     (i) a risk-free interest rate of 5.5%, (ii) an expected option life based on original life of each option, (iii) an expected volatility in the market price of the Company's common stock of 63%, and (iv) no expected dividends on the underlying stock.

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

  The accounting policies of the segments are the same as those described in Note 1. The Company evaluates performance on profit or loss from operations before income taxes.




NOTE 9. SEGMENT INFORMATION, GEOGRAPHICAL INFORMATION, MAJOR CUSTOMERS AND CREDIT CONCENTRATION (Continued)

          Information about segment operations follows:

                                 Chemical      Medical       Total
Year Ended March 31, 2000

Revenues from external
 customers                     $  950,947     $1,747,650   $2,698,597
Interest revenue               $   21,393     $      263   $   21,656
Interest expense               $        -     $   23,868   $   23,868
Depreciation and amortization  $   62,222     $  196,312   $  258,534
Segment loss                  ($  297,567)   ($  147,387) ($  444,954)
Segment assets                 $1,192,843     $1,764,532   $2,957,375
Expenditures for segment
 assets                        $    5,068     $        -   $    5,068

Year ended March 31, 1999

Revenues from external
 customers                     $  937,484     $1,161,513   $2,098,997
Interest revenue               $   31,003     $    9,632   $   40,635
Interest expense               $        -     $   10,131   $   10,131
Depreciation and amortization  $   55,692     $  104,450   $  160,142
Segment loss                  ($  559,206)   ($  146,236) ($  705,442)
Segment assets                 $1,526,312     $1,817,229   $3,343,541
Expenditures for segment
 assets (including
 acquisition of business)      $   23,265     $  126,841   $  150,106




NOTE 9. SEGMENT INFORMATION, GEOGRAPHICAL INFORMATION, MAJOR CUSTOMERS AND CREDIT CONCENTRATION (Continued)

        Geographical Information

 Sales to unaffiliated customers, based on location of customer, is as follows:
                                       Year Ended March 31,
                                      2000                1999
          Chemical Segment:
           United States            $892,969            $866,874
           Australia                  24,214              48,636
           Other foreign countries    33,764              21,974
                                    $950,947            $937,484

          Medical Segment:
           United States          $1,558,731          $1,078,281
           Southeast Asia            115,425              50,084
           Other foreign countries    73,494              33,148
                                  $1,747,650          $1,161,513

       Major Customers

    Sales to individual unaffiliated customers in excess of 10% of net sales to unaffiliated customers are shown below.

                                     Year ended March 31,
                                     2000                1999
           Medical Segment:
             Customer A           $1,164,120            $389,263

    Individual accounts receivable balances at March 31, 2000 in excess of 10% of total accounts receivable are as follows:

           Medical Segment:
             Customer A           $        -            $ 90,146





NOTE 9. SEGMENT INFORMATION, GEOGRAPHICAL INFORMATION, MAJOR CUSTOMERS AND CREDIT CONCENTRATION (Continued)

       Product Information

       The approximate percentage of sales to unaffiliated customers, based on products, is as follows:
                                               Year ended March 31,
                                                2000        1999
            Chemical Segments:
              Adhesives and primers              52%         46%
              Resins and coatings                42%         51%
              Additives and others                6%          3%

            Medical Segment:
              Contract manufactured medical      82%         52%
              Sofpulse units                      2%         40%
              Sonotron devices                    8%          8%
              Other medical devices               8%          -

      Credit Concentration

      The Company maintains account balances and a certificate of deposit in a financial institution in excess of federally insured limits.


NOTE 10.  SIGNIFICANT TRANSACTION AND EVENT

     Needle Eater

     In April 1999, the Company, pursuant to an asset purchase agreement, purchased certain tangible and intangible assets and certain operating rights relating to a medical device "Needle Eater" that grinds and disposes of syringes and other medical sharps. In connection therewith, the Company paid $48,826 in cash, granted options to purchase 500,000 shares of the Company's common stock at an exercise price of $.625 expiring over two years, and executed a consulting agreement providing for monthly payments of $750 for twenty four months. Under this agreement, the Company received fifteen Needle Eater devices, related supplies and assignment of certain Patent rights. The Company intends to manufacture and sell Needle Eater devices nationally and via the internet.

     Additionally, the asset purchase agreement contains a provision for contingent consideration whereby on March, 2001 and each year thereafter until March, 2012, the Company must pay the seller the greater of $50,000 or 5% of net sales relating to the product for that year. If however, 5% of sales are less than $50,000, the Company has the option to only pay the 5% of sales amount and return all rights to the product acquired back to the seller.

     During the year ended March 31, 2000, the Company sold approximately
     60 Needle Eater devices resulting in revenues of approximately $64,000.

NOTE 10.   SIGNIFICANT TRANSACTION AND EVENT (Continued)

     Private Placement

     During the year ended March 31, 2000, the Company, through its wholly owned subsidiary Immuno-Therapy Corporation (ITC), began research and development activities relating to the development of a blood irradiation device intended to be effective in the treatment of certain viral and bacterial infections in humans and animals. Through March 31, 2000, the Company spent approximately $135,000 in research and development costs.

     ITC intends to fund future research and development costs through the sale of common stock, and on March 10, 2000 commenced a private placement offering (Offering). The Offering is to certain accredited investors for up to 500,000 shares of ITC's common stock, at $5.00 per share on a "best efforts all or none" basis as to 100,000 shares, and on a "best efforts" basis as to 400,000 shares. As of June 9, 2000, 18,100 shares have been subscribed for by prospective purchasers and $90,500 is being held in escrow. Should ITC fail to sell a minimum of 100,000 shares prior to August 1, 2000, all escrowed funds will be returned to prospective purchasers and the Offering will be cancelled. The Company believes the offering will be successful and intends to continue funding irradiation device research and development costs from current liquidity.

     Proforma Combined Condensed Financial Information (Unaudited)

     The following unaudited proforma combined condensed statements of operations for the year ended March 31, 1999 is as if the business combination that occurred on May 27, 1998 had occurred at the beginning of the period.

             Operating Revenues          $2,288,442
             Net loss                    (1,304,177)
             Net loss per share                (.03)

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           Not applicable.
                                PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
I.
                 (a)  Identification of Executive Officers and Directors

Name                 Age  Position

Dr. Alfonso Di Mino  80   President, Chief Executive Officer and Director

Vincent Di Mino      74   Vice President of Production and Director

Andre' Di Mino       44   Executive Vice President, Secretary, Treasurer,
                          Chief Operating Officer and Director

Dr. Harold Gelb      75   Director

Thomas Petrie        55   Director

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

Thomas Petrie has been a Director since January, 1998 and the President of PAC for approximately five years. Prior thereto, Mr. Petrie was a Business Unit Director of Personal Diagnostics.

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

         (g)  Promoters and Control Persons

              Not Applicable.

II.   Section 16(a) Beneficial Ownership Reporting Compliance

 Based solely upon a review of any Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(a) under the Exchange Act during its most recent fiscal year and any Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representations referred to in subparagraph (b)(2)(i) of Item 405 of Regulation S-B, other than the following, no person who at any time during the fiscal year ended March 31, 2000 was a director, officer, to the knowledge of the Company a beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12, failed to file on a timely basis, as disclosed in the above Forms, reports required by
Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10.   Executive Compensation

 The following table (the "Summary Table") sets forth the salary, bonus and other annual compensation earned by (i) the Company's chief executive officer and (ii) the Company's four most highly compensated executive officers other than the chief executive officer who served as such on March 31, 2000 and whose total annual salary and bonus exceeded $100,000 (the "Named Officer"):

   Name and Principal      Fiscal Year       Annual            Securities
       Position            Ended March     Compensation        Underlying
                                31           Salary              Options

  Dr. Alfonso Di Mino         2000          $93,600               -0-
  President and Chief
  Executive Officer
                              1999          $93,600               -0-

                              1998          $93,600          715,741 shares
                                                             of Common Stock

No individual grants of stock options were made during the fiscal year ended March 31, 2000 to the Named Officer.

      No options issued by the Company were exercised by the Named Officer during the fiscal year ended March 31, 2000. On that date, there were 715,741 shares of Common Stock underlying unexercised options held by the Named Officer all of which were exercisable, were in-the-money and had a value of $150,306. The Company did not reprice any stock option or SAR previously awarded to the Named Officer.

 During the fiscal years ended March 31, 2000, 1999 and 1998, no other compensation not otherwise referred to herein was paid or awarded by the Company to the Named Officer, the aggregate amount of which compensation, with respect to such person, exceeded the lesser of $50,000 or 10% of the annual salary and bonus reported in the Summary Table for such person.

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

Item 11.   Security Ownership of Certain Beneficial Owners and
           Management

 (a), (b)
      The following table sets forth certain information as of June 26, 2000 with respect to any person who is known to the Company to be the beneficial owner of more than 5% of any class of its voting securities and as to each class of the Company's equity securities beneficially owned by its directors and directors and officers as a group:

  Title              Name and Address       Amount of             Approximate
 of Class         of Beneficial Owner       Beneficial              Percent
                                           Ownership(1)           of Class (1)

Common Stock,     Dr. Alfonso Di Mino       3,049,980(2) shares       9%(2)
$.0005 par        224-S Pegasus Ave.
                  Northvale, NJ 07647

Common Stock      Andre' Di Mino            8,249,774(3) shares      25%(3)
$.0005 par value  224-S Pegasus Ave.
                  Northvale, NJ 07647
                                            1,700,000(4) shares       5%(4)


                                            3,400,000(5) shares      10%(5)

                                               28,470(6) shares        (12)

Common Stock,     Vincent Di Mino           2,587,928(7) shares       8%(7)
$.0005 par value  224-S Pegasus Ave.
                  Northvale, NJ 07647
                                            5,100,000(8) shares      15%(8)

Common Stock,     Burton Friedlander        6,313,900(9) shares       19%(9)
$.0005 par value  104 Field Point Road.
                  Greenwich CT 06830

Common Stock,     Dr. Harold Gelb             500,000(10) shares      2%(10)
$.0005 par value  425 E 58th Street
                  New York, NY 10022

Common Stock,     Thomas Petrie               200,000(11) shares        (12)
$.0005 par value  32 Dearhaven Lane
                  Newfoundland, NJ 07927

Common Stock,     Heiko H. Theime           7,617,500(13) shares     23%(13)
$.0005 par value  1370 Ave of the Americas
                  New York, NY 10019

Common Stock,     Officers and Directors   19,716,152(14) shares     59%(14)
$.0005 par value  as a Group (5 persons)

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

(2) Represents (a) 1,004,239 shares of common stock directly owned by Dr.
Di Mino, (b) 715,741 shares of common stock that may be acquired by Dr. Di Mino upon exercise of options, (c) 1,000,000 shares of common stock benefically owned by the spouse of Dr. Di Mino, in which shares Dr. Di Mino disclaims any benefical ownership, and (d) 1,330,000 shares of common stock including the 1,000,000 shares described in (c) above, subject to an agreement dated July 8, 1987 pursuant to which Dr. Di Mino has the power to vote such shares.

(3) Represents (a) 7,672,696 shares of Common Stock directly owned by Mr. Di Mino and (b) 577,078 shares of Common Stock that may be acquired by Mr. Di Mino upon exercise of options.

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

(6) Represents shares held by a voting trust of which Mr. Di Mino is the voting trustee.

(7) Represents (a) 1,287,928 shares of Common Stock directly owned by Mr.
Di Mino, (b) 700,000 shares of Common Stock that may be acquired by Dr.
Di Mino upon exercise of options, (c) 300,000 shares of Common Stock beneficially owned by the spouse of Vincent Di Mino, and (d) 300,000 shares of Common Stock owned by the child of Mr. Di Mino who resides in his home, in all of which shares set forth in (c) and (d) of this Note Mr. Di Mino disclaims any beneficial ownership.

(8) Represents 5,100,000 shares of Common Stock of which 1,700,000 such shares are held by each of the Andre' Di Mino Irrevocable Trust, the Maria Elena
Di Mino Irrevocable Trust and the Maurice Di Mino Irrevocable Trust. Vincent Di Mino, a Trustee of each of such Trusts, may be deemed to be a beneficial owner of the shares held by such Trusts by reason of his power to vote such shares.

(9) Represents (a) 417,300 shares of common stock directly owned by Mr. Friedlander, (b) 3,000,000 of common stock that may be acquired by Mr. Friedlander upon exercise of an option, and (c) 2,896,600 shares of Common Stock owned by Friedlander International Limited.

(10) Represents shares of Common Stock that may be acquired by Dr. Gelb upon exercise of options.

(11) Represents shares of Common Stock that may be acquired by Mr. Petrie upon exercise of options.

(12)  Less than 1%

(13) Represents (a) 3,000,000 shares of Common Stock that may be acquired upon exercise of a warrant, (b) 2,000,000 shares of Common Stock owned by The American Heritage Fund, Inc.,
(c) 1,617,500 shares of Common Stock owned by The Global Opportunity Fund Limited, and (d) 1,000,000 shares of Common Stock that may be acquired by The Global Opportunity Fund Limited upon exercise of a warrant.

(14)  See Notes above.

      (c)  Changes in Control

      The Company is not aware of any arrangement which may result in a change in control of the Company.

Item 12.   Certain Relationships and Related Transactions

 (a) From time to time, the Company has loaned money to Andre' Di Mino at an interest rate of 3% per annum. Reference is made to the responses to Items 9 and 11 hereof. The largest aggregate amount of indebtedness, including interest, outstanding at any time since the beginning of the Company's fiscal year ended March 31, 2000 was approximately $65,891. The approximate amount of principal and interest outstanding as March 31, 2000 was $63,191.

 As payment for consulting services, the Company has issued a warrant to Heiko H. Thieme. The warrant expires on December 31, 2002 and permits the holder to purchase up to 3,000,000 shares of the Company's Common Stock for $.375 per share during the first two years after issuance and $.50 per share for the remaining two years.

 As payment for consulting services, on November 27, 1998 the Company has issued an option to Burton Friedlander. The option expires on November 1, 2001 and permits the holder to purchase up to 3,000,000 shares of the Company's Common Stock for $.625 per share.

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

4.2 Warrant issued to Heiko H. Thieme. Exhibit 4.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999 is hereby incorporated by reference.

4.3   Warrant issued to Burton Friedlander.*

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

10.1B Extension of Lease Agreement by and between the Company and M. Vincent
      Costa and Victoria M. Costa dated March 29, 1999.*

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

10.11 Subscription Agreement of March 31, 1998 between the Company and The Global Opportunity Fund Limited. Exhibit 10.13 to Amendment No.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998 is hereby incorporated by reference.

10.12 Consulting Agreement, dated May 15, 1998, by and between the Company and Wharton Capital Corp. Exhibit 99.1 to the Company's Registration State-ment on Form S-8, File. No. 333-57823, is hereby incorporated by reference

10.13 Asset Purchase Agreement between Enviro-Pack Development Corporation (a subsidiary of the Company) and SPS Medical Equipment Corporation dated March 30, 1999 to be filed by amendment.

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

                     ADM TRONICS UNLIMITED, INC.

                                  By:  /s/ Dr. Alfonso Di Mino
Dated:  July 14, 2000                      Dr. Alfonso Di Mino, President

 In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures                            Title                  Date
/s/Dr. Alfonso Di Mino    Chief Executive Officer            7/14/00
                          and Director

/s/Andre' Di Mino         Principal Financial and            7/14/00
                          Accounting Officer and Director

/s/Vincent Di Mino        Director                           7/14/00

Dr. Harold Gelb           Director

/s/Thomas Petrie          Director                           7/14/00





EXHIBIT 4.3



       WARRANT TO PURCHASE 3,000,000 SHARES OF THE COMMON STOCK OF

                        ADM TRONICS UNLIMITED, INC.

This is to Certify That, FOR VALUE RECEIVED, BURTON FRIEDLANDER (the
"Holder"), is entitled to purchase, subject to the provisions of this Warrant, from ADM TRONICS UNLIMITED, INC., a Delaware corporation (the "Company"), 3,000,000 shares of the Common Stock of the Company, $.0005 par value (the "Common Stock"), at a price of $.625 per share at any time or from time to time from the date hereof until 5:00 P.M., New York City Time on November 1, 2001, the Termination Date. Any such purchase shall be in not less than 1,000,000 share increments. The number of shares to be received upon the exercise of this Warrant and the price to be paid for each such share may be adjusted from time to time as hereinafter set forth. The shares deliverable upon such exercise, and as adjusted from time to time, are hereinafter sometimes referred to as "Warrant Shares" and the exercise price of this Warrant as in effect at any time as adjusted from time to time is hereinafter sometimes referred to as the "Exercise Price."

SECTION 1.      EXERCISE OF WARRANT.

This Warrant may be exercised in whole or in part, but in not less than 1,000,000 share increments, at any time or from time to time during the period commencing on the date hereof and terminating at 5:00 P.M., New York City Time, on the Termination Date (the "Exercise Period") provided, however, that (i) if the Termination Date is a day on which banking institutions in the State of New York are authorized by law to close, then on the next succeeding day which shall not be such a day, and (ii) in the event of any merger, consolidation or sale of substantially all the assets of the Company resulting in any distribution to the Company's stockholders on or before the Termination Date, the Holder shall have the right to exercise this Warrant commencing at such time through the Termination Date which shall entitle the Holder to receive, in lieu of Warrant Shares, the kind and amount of securities and property (including cash) receivable by a holder of the number of shares of Warrant Shares into which this Warrant might have been exercisable immediately prior thereto. For purposes of this Warrant, the term "Warrant Shares" shall include such securities and property. This Warrant may be exercised by presentation and surrender hereof to the Company at its principal office, or at the office of its stock transfer agent, if any, with the Purchase Form annexed hereto duly executed and accompanied by payment of the Exercise Price for the number of Warrant Shares specified in such form. Such payment may be made, at the option of the Holder, by check or wire transfer. As soon as practicable after each such exercise of the Warrant, the Company shall issue and deliver to the Holder a certificate or certificates representing the Warrant Shares issuable upon such exercise, registered in the name of the Holder or the Holder's designee. If this Warrant should be exercised in part only, the Company shall, upon surrender of this Warrant for cancellation, execute and deliver a new Warrant evidencing the rights of the Holder thereof to purchase the balance of the Warrant Shares purchasable thereunder. Upon receipt by the Company of this Warrant at its office, or by the stock transfer agent of the Company at its office, in proper form for exercise, the Holder shall be deemed to be the holder of record of the Warrant Shares issuable upon such exercise, notwithstanding that the stock transfer books of the Company shall then be closed or that certificates representing such shares shall not then be physically delivered to the Holder.



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

 ADM TRONICS UNLIMITED, INC.

 By:/s/Andre' Di Mino

Dated: October 26, 1999





EXHIBIT 10.1B

                   EXTENSION OF LEASE AGREEMENT

THIS AGREEMENT, is made and entered into on March 29, 1999 between M. Vincent Costa & Victoria M. Costa and ADM Tronics.

WHEREAS, CRESSKILL INDUSTRIAL PARK III was the Landlord (hereinafter "LANDLORD") and ADM TRONIS is the Tenant (hereinafter "TENANAT") in a ceratin Lease AGREEMENT dated April 10, 1987 (hereinafter the "Lease"), for premises located at 224-S Pegasus Avenue North, Northvale, New Jersey; and

WHEREAS, Landlord and Tenant desire to enter into an agreement regarding the Lease; and

WHEREAS, The Cresskill Industrial Park III conveyed title to the subject premises to M. Vincent Costa and Victoria M. Costa.

NOW, THEREFORE, in consideration of the mutual promises contained herein, the parties hereto agree as follows:

1.  Paragraph 1(l.) is amended as follows:

     Tenant Notice Address
     ADM Tronics
     224-S Pegasus Avenue
     Northvale, New Jersey 07647

     Landlord Notice Address
     M. Vincent Costa & Victoria M. Costa
     701 Palisade Avenue
     Englewood Cliffs, New Jersey 07632

2. The parties acknowledge and agree that the Lease was to terminate on June June 30, 1993.

3. The parties hereto acknowledge the the Lease was extended for a five (5) year period which commenced July 1, 1993 and terminated on June 30, 1998.

4.  The parties hereby agreed to extend the Lease until June 30, 2008.

5. The annual basic rent shall be the sum of $81,354 per year payable in monthly installments of $6,779.50 which commenced on July 1, 1998 and shall be paid until June 30, 2003. All of the remaining terms of the Lease shall remain as set forth in the Lease Agreement, except as modified herein. 224 Pegasus Avenue Associates represents and warrants it is the owner of the leased premises and now the Landlord.

6. Commencing July 1, 2003, the rent shall be increased to $85,228.00 per year payable in monthly installments of $7,102.33 until June 30, 2008.

7.  Paragraph 8 shall be amended to include the following:

        Any added assessments and/or taxes or fees imposed against the premises due to construction or modification by any other tenant of the building shall be excluded from the portion of expenses payable by ADM.

8.  Paragraphs 9, 10 and 11 shall be deleted.

9.  Paragraph 31 shall be deleted.

10. Paragraph 50.1, 50.2, 50.3, 50.4 and 50.5 and paragraph 9 and 10 of the Extension Agreement dated August 26, 1993 are deleted.

11. In the event the remaining portion of the subject premises is leased to any tenenat other than the existing tenant, Daburn, Landlord shall notify the Tenant of said change in tenancy.

12. It is expressly understood and agreed that in the event Landlord, or any of its successors or assigns shall, receive a bona fide offer to purchase the premises, or any part thereof, or any interest therein, then and in that event, Landlord shall notify Tenant, in writing, by certified mail, return receipt requested, of the full terms and conditions of any such offer of purchase, including but not limited to, the purchase price, deposit, time for closing and the name of the offeror and purchaser. Tenant shall then have twenty-one (21) days within which to elect to purchase the Premises according to the same terms and conditions, including but not limited to, purchase price, as shall have been offered to Landlord, as hereinabove set forth. If Tenant shall elect to purchase the Premises, as herein permitted, it shall notify Landlord with the aforesaid twenty-one (21) days, in writing, by certified mail, return receipt requested, and shall simultaneously with said election notice, deposit with Landlord a binder check in the amount of ten (10%) percent of the purchase price to be credited against the deposit provided for in the contract of sale and, promptly, within fourteen (14) days, sjhall enter into such formal contract of sale according to the same terms and conditions as contained in Landlord's notice to Tenant as set forth above, except that the contract shall provide for a closing sixty (60) days after the execution of the contract and for delivery of a bargain and sale deed, free and clear of all liens and encumbrances, except restrictions and easements, if any, presently of record as set forth in Exhibit A-1. The right of first refusal provided for in this section shall continue during the entire term of this Lease so long as Tenant, its scuccessors or assigns, shall be in possession of the premises under the terms of the Lease and, regardless of whether or not Tenant, its successors or assigns, have refused to exercise its right to purchase the premises under prior offer made in accordance with its right of first refusal contained herein. The Landlord covenants to protect and defend Tenant and the property against foreclosure or loss by reason of encumbrances by or through the Landlord.

13. All reference to the parties to the within Lease and all covenants, terms, conditions and agreements to the Lease shall be deemded and construed to apply to and be binding upon them and their respective successors, heirs and assigns as if they were in each case fully named and stated. All covenants, conditions, terms and agreements of the within Lease are intended as and shall be deemed and construed to be covenants running with the land.

14. The parties hereto acknowledge and agree that in the event the Tenant expresses a desire to purchase the subject premises in accordance with the terms hereof, Landlord shall, upon request be Tenant, forward copies of all leases in effect, operating statements and all other reasonable documentation requested by Tenant so Tenant may make a determination as to whether or not to exercise the option to purchase or right of first refusal.

15. The parties agree that a memorandum of lease may be recorded and both parties agree to execute the same if presnted with a memorandum in recordable form from the other party hereto.

16. Paragraph 44 is amended to provide as follows: Landlord shall use its best efforts to obtain from its existing mortgagees and any future mortgagees a nondisturbance agreement which includes a recognition of Tenant's option and right of first refusal.

17. Landlord and Tenant hereby acknowledge and reaffirm that the terms and conditions of the Lease shall remain in full force and effect during the option period except as set forth herein.

IN WITNESS WHEREOF, the parties hereto affix their hands and seals the date heretofore writtn.

/s/ M. Vincent Costa

/s/ Victoria M. Costa

/s/ Andre' Di Mino
    Executive Vice President
    ADM Tronics, Tenant




EXHIBIT 21.1

               Subsidiaries of the Company

Subsidiary Name                       State of Incorporation

Sonotron Medical Systems, Inc.           DE
Vet-Sonotron Systems, Inc.               DE
AA Northvale Medical Associates, Inc.    NJ
Pegasus Laboratories, Inc.               DE
Precision Assembly Corporation           NJ
EnviroPack Development Corporation       NJ
ADM Medical Ventures, Inc.               NV
Arthritic Relief Centers, Inc.           NV
Immuno-Therapy Corporation               NJ (A wholly owned subsidiary of
                                             Precision Assembly Corporation)






EXHIBIT 23.1    Consent of Kaufman, Rossin & Co.



                CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statements on Form S-8 filed on June 26, 1998 (No. 333-57823, July 9, 1998 (No. 333-58821, August 24, 1998 (No. 333-62165) and October 23, 1998 (No. 333-66023)
and on Form S-3, as amended on February 12, 1999 (No. 333-65709), by ADM Tronics Unlimited, Inc. of our report dated June 9, 2000 which appears in its annual report on Form 10-KSB for the fiscal year ended March 31, 2000.




                                       /s/ Kaufman, Rossin & Co.
                                           KAUFMAN, ROSSIN & CO.





Miami, Florida
July 12, 2000




































EXHIBIT 27     Financial Data Schedule