Form 10QSB
period 2000-06-30
ADM TRONICS UNLIMITED INC/DE
filed 2000-08-14
CIK 849401

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-QSB

   (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2000

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

              47,382,037 shares of Common Stock, $.0005 par value,
                             as of August 10, 2000

















                         ADM TRONICS UNLIMITED, INC.

                                   INDEX



Part I. Financial Information                                    Page Number

Item 1. Consolidated Financial Statements:

 Consolidated Balance Sheets - June 30, 2000 and
   March 31, 2000                                                     2

 Consolidated Statements of Operations - For The Three
   Months Ended June 30, 2000 and 1999                                3

 Consolidated Statements of Changes in Stockholders'
   Equity - For The Three Months Ended June 30, 2000                  4

 Consolidated Statements of Cash Flows - For The Three
   Months Ended June 30, 2000 and 1999                                5

 Notes To Consolidated Financial Statements                           6



Item 2. Management's Discussion And Analysis of Financial
            Condition and Results of Operations                      6-7

                          ADM TRONICS UNLIMITED, INC.
                          CONSOLIDATED BALANCE SHEETS

                                               June 30,        March 31,
                                                 2000            2000
                                             (Unaudited)
                  ASSETS

CURRENT ASSETS:
   Cash                                    $   415,528       $  322,208
   Accounts receivable--trade less allowance
   for doubtful accounts of $95,000            299,813          259,938
   Inventories:
     Raw materials and supplies                313,366          321,004
     Finished goods                             49,336           21,541
   Other current assets                         27,837           36,329

     Total Current Assets                    1,105,880          961,020

   Property and Equipment                      137,270          147,709

   Equipment in use and under lease agreements,
    net of accumulated depreciation of $289,682
    and $255,623 respectively                  657,378          723,110

   Equipment held for sale                     858,251          848,626

   Loan receivable from officers                61,891           63,191

   Other Assets                                194,376          213,719

  Total Assets                             $ 3,015,046       $2,957,375



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable--trade                     252,898          136,181
   Accrued expenses and other                   29,237           38,016
   Notes payable - current                     343,375          341,250

   Total Current Liabilities                   625,510          515,447

Commitments and contingencies                        0                0

Stockholders' Equity                         2,389,536        2,441,928

  Total Liabilities & Stockholders' Equity  $3,015,046       $2,957,375

         See accompanying notes to consolidated financial statements

                            ADM TRONICS UNLIMITED, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                   Three Months Ended
                                        June 30,
                                   2000         1999
Revenues:
 Net sales                      $ 576,625    $ 576,473

Costs And Expenses:
 Cost of sales                    195,760      127,571
 Selling, general and
 administrative                   438,995      422,683

   Total cost and expenses        634,755      550,254

Operating Income (Loss)         $( 58,130)   $  26,219

Other Income:
 Interest and other income          5,338       13,480

Net income (loss)               $( 52,792)   $  39,699

Net Income (loss) per
 common share                        (.00)         .00











          See accompanying notes to consolidated financial statements.

                            ADMTRONICS UNLIMITED, INC.
          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                (Unaudited)

                  Common                Capital In
                  Stock       Par       Excess Of   Accumulated
                  Shares      Value     Par Value   Deficit       Total



Balance,
March 31, 2000  47,382,037   23,691     6,762,018  (4,343,781)   2,441,928

Common stock options
 issued for consulting
 services                                     400                      400

Net income (loss)
-Three months ended
 June 30, 2000                                        (52,792)     (52,792)

Balance
June 30, 2000   47,382,037   23,691     6,762,418  (4,396,573)   2,389,536








             See accompanying notes to consolidated financial statements

                          ADM TRONICS UNLIMITED, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOW
                                (Unaudited)
                                                 Three Months Ended June 30,
                                                    2000            1999
Cash Flows From Operating Activities:
   Net income (loss)                             $( 52,792)     $  39,699
   Adjustments to reconcile net income (loss)
   to net cash flows from operating activities:
       Depreciation and amortization                63,591         60,698
       Common stock options issued
         as compensation                               400              0
       Loss on disposal of equipment                                1,181
       Changes in operating assets and liabilities:
       Accounts receivable--trade                  (39,875)       (85,914)
       Inventories                                 (20,157)      (183,042)
       Other current assets                          8,492         78,403
       Equipment in use or under lease              31,674         20,051
       Equipment held for sale                      (9,625)        (9,717)
       Net change in other assets                    2,559         (9,849)
       Accounts payable--trade                     116,717        213,297
       Accrued expenses and prepayments
          from customers                            (8,779)       (16,475)

   Net cash flows provided by
   operating activities                             92,205        108,332

Cash Flows From Investing Activities:
   Purchase of property and equipment               (2,310)        (6,556)
   Loan to officer, net of repayments                1,300           (700)
   Cash consideration paid for
     company acquired                                             (48,820)

   Net cash flows provided (used in)
   investing activities                             (1,010)       (56,076)

Cash Flows From Financing Activities:
   Payments on notes payable, net                    2,125        (13,621)

   Net change in cash and cash equivalents          93,320         38,635

   Cash--Beginning of period                       322,208        496,405

   Cash--End of period                             415,528        535,040

Supplemental disclosure of cash flow activities:
   Interest paid                                     9,989          3,642
   Non-cash investing and financing activities:
     Fair value of assets acquired relating to
       Needleeater business                                        68,820
     Common stock options issued in connection with
       acquisition of Needleeater business                         20,000

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

Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations

Liquidity and Capital Resources

At June 30, 2000 the Company had cash of $415,528 as compared to $322,208 at March 31, 2000. This increase was principally the result of cash provided by operating activities.


Operating Activities

Net cash flows increased $93,320 for the period as compared to $38,635 in 1999. Primarily the increase for the period was the results of a net increase in operating assets and liabilities of $81,006 and depreciation of $63,591, offset by the net loss of ($52,792).

Investing Activities

Capital expenditures consisted of $2,310 for machinery and equipment and loans to officers increased by $1,300, net of repayments.

Financing Activities

Notes payable increased $2,125, net of repayments.

The Company does not have any material external sources of liquidity or unused sources of funds.
                                         6





Results of Operations
Quarter Ended June 30, 2000

Revenues

Revenues were $576,625 in 2000 as compared to $576,473 in 1999 representing an increase of $152. Chemical revenues decreased $47,384 and revenues from the Company's medical activities increased by $47,536.


Gross Profit

Gross profit of $380,865 in 2000 was 15% lower than the gross profit in 1999. Gross profit was 66% of revenues in 2000 as compared with 78% of revenues in 1999. The decrease in gross profit was the result of the product mix of sales with varying gross profit margins.


Operating Income (Loss)

Operating loss of ($58,130) in 2000 was $84,349 lower than the operating loss of $26,219 in 1999. There was an increase in selling general and administrative expenses and an increase in revenues with a higher cost of sales.

Other Income (Loss)

Other income of $5,338 in 2000 decreased $8,142, from $13,480 in 1999. This decrease was primarily related to the termination of rental income from a sub-tenant and reduced interest income from short-term investments.











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


Dated: Northvale, New Jersey
       August 14, 2000