Form 10QSB
period 2000-09-30
ADM TRONICS UNLIMITED INC/DE
filed 2000-11-14
CIK 849401

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2000

                                    OR
      []      TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to _______

                           Commission File No. 0-17629

                           ADM TRONICS UNLIMITED, INC.
             (Exact name of registrant as specified in its Charter)

                     Delaware                          22-1896032
          (State or Other Jurisdiction         (I.R.S. Employer Identifi-
         of Incorporation or organization)           cation Number)

                  224-S Pegasus Ave., Northvale, New Jersey 07647
                     (Address of Principal Executive Offices)

         Issuer's Telephone Number, including area code: (201) 767-6040

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for Such shorter period that the Issuer was required to file such reports), And (2) has been subject to the filing requirements for the past 90 days:

                           YES   X       NO  ______

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

             47,382,037 shares of Common Stock, $.0005 par value,
                           as of November 7, 2000



                       ADM TRONICS UNLIMITED, INC.

                                 INDEX
                                                            Page Number
Part I. Financial Information

Item 1. Consolidated Financial Statements:

  Consolidated Balance Sheets - September 30, 2000
     and March 31, 2000                                          2

  Consolidated Statements of Operations - For the
     three months and six months ended September
     30, 2000 and 1999                                           3

  Consolidated Statement of Changes in Stockholders'
     Equity - For the six months ended September 30, 2000        4

  Consolidated Statements of Cash Flows - For the
     six months ended September 30, 2000 and 1999                5

  Notes to Consolidated Financial Statements                     6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                            7-8

                        ADM TRONICS UNLIMITED, INC.
                        CONSOLIDATED BALANCE SHEETS

                                             (UNAUDITED)
                                        			 		SEPTEMBER  	MARCH
                   ASSETS	                 		 30, 2000  31, 2000
Current assets:
 Cash and equivalents					                     444,924   322,208
 Accounts receivable--trade, less
  allowance for doubtful
  accounts of $95,000 			                      142,171   259,938
 Inventories:
  Raw materials and supplies		            			  364,750   321,004
  Finished goods					                           44,174    21,541
 Other current assets					                      28,290    36,329

    Total current assets		                			1,024,309   961,020

Property and equipment				            	        125,560   147,709

Equipment in use and under lease agreements,
 net of accumulated depreciation of
 $352,972 and $255,623 respectively            648,969   723,110

Equipment held for sale			           		        806,615   848,626

Loan receivable from officer, bearing
 interest at 3% per annum, unsecured            60,591    63,191

Other assets	                				              176,569   213,719

    Total assets					                        2,842,613 2,957,375

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable-trade			           	         260,237   136,181
 Accrued expenses and other					                95,575    38,016
 Notes payable					                            244,695   341,250

    Total current liabilities	           				  600,507   515,447

Notes payable-non-current		               			      -0-	      -0-

Commitments and contingencies			           		      -0-       -0-

Stockholders' equity		              			      2,242,106 2,441,928

    Total liabilities and
      stockholders' equity		         		      2,842,613 2,957,375

                       ADM TRONICS UNLIMITED, INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS
                               (UNAUDITED)

          				                	  THREE MONTHS ENDED	   SIX MONTHS ENDED
					                              SEPTEMBER 30,         SEPTEMBER 30,
					                              2000     1999	       2000     	1999

Revenues			                       484,861  794,215    1,061,486 1,370,688

Costs and expenses:
 Cost of sales   			              302,522  499,513      498,282   627,084
 Selling, general and
  administrative	 		              326,674  428,662      775,669   851,345

    Total costs and
      expenses	                   639,196  928,175    1,273,951 1,478,429

Operating income (loss)          (154,335)(133,960)    (212,465) (107,741)

Other income:
 Interest and other income	         6,505   13,869       11,843    27,349

Income (loss) before
 income taxes                    (147,830)(120,091)    (200,622)  (80,392)

Income taxes                          -0-      -0-          -0-       -0-

Net income (loss)                (147,830)(120,091)    (200,622)  (80,392)


Net income (loss) per common share (0.003)  (0.003)      (0.004)   (0.002)

                          ADM TRONICS UNLIMITED, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000
                                 (UNAUDITED)

                                           CAPITAL IN
                                           EXCESS OF
                                     PAR      PAR     ACCUMULATED
                           SHARES   VALUE    VALUE      DEFICIT    TOTAL

Balance, March 31, 2000 47,382,037 23,691  6,762,018  (4,343,781) 2,441,928

Common stock options issued
 for consulting services                         800                    800

Net income (loss)--For the six
 months ended September
 30, 2000                                               (200,622)  (200,622)

Balance, September
 30, 2000               47,382,037 23,691  6,762,818  (4,544,403) 2,242,106

                         ADM TRONICS UNLIMITED, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                       SIX MONTHS ENDED
                                                          SEPTEMBER 30,
                                                        2000       1999
Cash flows from Operating activities:
 Net income (loss)					                                (200,622)  (80,392)
 Adjustments to reconcile net income (loss)
  to net cash from operating activities:
   Depreciation and amortization                        125,553   121,393
   Loss on disposal equipment				                           -0-     1,181
   Provision for loss on note receivable			                	-0-  	    -0-
   Common stock options issued as compensation		           	800       -0-
  Changes in operating assets and liabilities:
   Accounts receivable--trade		                    			  117,767  (189,636)
   Inventories					                                     (66,379) (296,889)
   Other current assets					                              8,039    78,514
   Equipment in use or under lease				                    4,042    33,951
   Equipment held for sale				                       	   42,011   (24,024)
   Other assets	              				                        6,155    (9,849)
   Accounts payable--trade					                         124,056   224,940
   Accrued expenses and other                            57,559    52,850

 Net cash flows provided by (used in)
  operating activities	                                 218,981   (87,961)

Cash flows from Investing activities:
 Purchases of property and equipment               			   (2,310)   (7,256)
 Cash consideration paid for company acquired	              -0-   (48,820)
 Loan to officer, net of repayments                       2,600       600

 Net cash flows provided by (used in)
  investing activities                                     	290   (55,476)

Cash flows from Financing activities:
 Payments on notes payable                       					  (96,555)   38,827

Net change in cash and cash equivalents                 122,716  (104,610)

Cash and cash equivalents--beginning of year            322,208   496,405

Cash and cash equivalents--end of period                444,924   391,795


Supplemental disclosure of cash flow activities:
 Interest paid				                       	               19,950     7,265

 Non-cash investing and financing activities:
  Common stock options issued in connection with
   acquisition of Needleeater business                  				-0-    20,000
  Fair value of assets acquired
   relating to Needleeater business			                    		-0-    68,820
                                        5

                        ADM TRONICS UNLIMITED, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)
Note 1-Basis of Presentation:

The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2000 (the "Form 10-KSB") and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB.


Note 2. Segment Information

Information about segment information is as follows:

Six Months Ended September 30, 2000:       CHEMICAL     MEDICAL    TOTAL

 Revenues from external customers           390,648     670,838  1,061,486
 Segment profit (loss)                     (204,908)      4,286   (200,622)

Six Months Ended September 30, 1999:

 Revenues from external customers           465,727     904,961  1,370,688
 Segment profit (loss)                     (213,230)    132,838    (80,392)

Three Months Ended September 30, 2000:

 Revenues from external customers           216,722     268,139    484,861
 Segment profit (loss)                     (112,232)    (35,598)  (147,830)

Three Months Ended September 30, 1999:

 Revenues from external customers           244,417     549,798    794,215
 Segment profit (loss)                      (98,554)    (21,537)  (120,091)


                                     6


                        ADM TRONICS UNLIMITED, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At September 30, 2000 the Company had cash and equivalents of $444,924 as compared to $322,208 at March 31, 2000. This increase was the result of net cash flows provided by operations and investing activities offset by net cash flows used in financing activities.

Operating Activities

Net cash flows provided by operating activities increased $306,942 to $218,981 for the six months ended September 30, 2000 as compared to net cash flows of ($87,961) for the six months ended September 30, 1999. This increase was primarily the result of a net decrease in operating assets and an increase in operating liabilities and depreciation offset by the loss for the six months ended September 30, 2000.

Investing Activities

Cash flows provided by investing activities consisted of repayments of the officer loan offset by cash expenditures of $2,310 for the purchase of equip-ment.

Financing Activities

Cash flows used in financing activities primarily consisted of $105,000 pay-down of a line of credit offset by an increase in notes payable as the result of the settlement of a legal dispute with a subsidiary's prior landlord and owner.

The Company does not have any material external sources of liquidity or unused sources of funds.


Results of Operations
Quarter Ended September 30, 2000

Revenues

Revenues were $484,861 in 2000 as compared to $794,215 in 1999 representing a decrease of $309,354 or 39%. Revenues from the Company's medical electronics activities decreased $281,659 and chemical revenues decreased $27,695.

Gross Profit

Gross profit of $182,339 in 2000 as compared to $294,702 in 1999 was $112,363 or 38% below the gross profit in 1999. Gross profit was 38% of revenues in 2000 as compared with 37% of revenues in 1999. The increase in gross profit margin was primarily due to the product mix of sales with higher sales of products with a higher gross margin.

                                7

                        ADM TRONICS UNLIMITED, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Operating Income (Loss)

Operating loss in 2000 was ($154,335) compared to ($133,960) in 1999. Selling, general and administrative expenses decreased by $101,988 primarily due to a reduction in personnel and consulting expenses.

Other Income

Other income in 2000 was $6,505 as compared to $13,869 in 1999. The de-crease was primarily due to a decrease in rental income from a sub-tenant and a decrease in interest income from reduced amounts invested.

Results of Operations
Six Months Ended September 30, 2000

Revenues

Revenues were $1,061,486 as compared to $1,370,688 in 1999 representing a decrease of $309,202 or 23%. Revenues from the Company's medical elec-tronics activities decreased $234,123 and chemical revenues decreased $75,079.

Gross Profit

Gross profit of $563,204 in 2000 as compared to $743,604 in 1999 was $180,400 or 24% lower than the gross profit in 1999. Gross profit was 53% of revenues in 2000 and 54% in 1999. The decrease in gross profit margin is due to the mix in product sales with lower sales of products with a lower gross margin.

Operating Income (Loss)

Operating loss was ($212,465) in 2000 compared to ($107,741) in 1999. Selling, general and administrative expenses decreased by $75,676 due to a reduction in personnel and consulting expenses.

Other Income

Other income of $11,843 in 2000 decreased $15,506 from $27,349 in 1999, primarily due to a decrease in rental income from a sub-tenant and a reduction in interest income from reduced amounts invested.

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


                                              ADM Tronics Unlimited, Inc.



                                              By:\s\Alfonso DiMino
                                                 Dr. Alfonso DiMino
                                                 President


                                          And By:\s\ Andre' DiMino
                                                 Andre' DiMino
                                                 Principal Financial Officer
Dated: Northvale, New Jersey
       November 14, 2000