Form 10QSB
period 2000-12-31
ADM TRONICS UNLIMITED INC/DE
filed 2001-02-14
CIK 849401

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2000

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

             47,382,037 shares of Common Stock, $.0005 par value,
                           as of February 13, 2001



                       ADM TRONICS UNLIMITED, INC.

                                 INDEX
                                                            Page Number
Part I. Financial Information

Item 1. Consolidated Financial Statements:

  Consolidated Balance Sheets - December 31, 2000
     and March 31, 2000                                          2

  Consolidated Statements of Operations - For the
     three months and nine months ended December
     31, 2000 and 1999                                           3

  Consolidated Statement of Changes in Stockholders'
     Equity - For the nine months ended December 31, 2000        4

  Consolidated Statements of Cash Flows - For the
     nine months ended December 31, 2000 and 1999                5

  Notes to Consolidated Financial Statements                     6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                            7-8

                        ADM TRONICS UNLIMITED, INC.
                        CONSOLIDATED BALANCE SHEETS

                                             (UNAUDITED)
                                        			 		DECEMBER  	MARCH
                   ASSETS	                 		 31, 2000  31, 2000
Current assets:
 Cash and equivalents					                     458,956   322,208
 Accounts receivable--trade, less
  allowance for doubtful
  accounts of $95,000 			                      173,730   259,938
 Inventories:
  Raw materials and supplies		            			  248,506   321,004
  Finished goods					                           48,093    21,541
 Other current assets					                      28,330    36,329

    Total current assets		                			  957,615   961,020

Property and equipment, net of accumulated
  depreciation and ammortization of
  $357,811 and $320,571, respectively 	        112,779   147,709

Equipment in use and under lease agreements,
 net of accumulated depreciation of
 $372,918 and $255,623 respectively            632,733   723,110

Equipment held for sale			           		        790,310   848,626

Loan receivable from officer, bearing
 interest at 3% per annum, unsecured            59,391    63,191

Other assets	                				              176,575   213,719

    Total assets					                        2,729,403 2,957,375

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable-trade			           	         207,412   136,181
 Accrued expenses and other					               264,395    38,016
 Notes payable					                            220,477   341,250

    Total current liabilities	           				  692,284   515,447



Stockholders' equity		              			      2,037,119 2,441,928

    Total liabilities and
      stockholders' equity		         		      2,729,403 2,957,375

                       ADM TRONICS UNLIMITED, INC.
                  CONSOLIDATED STATEMENT OF OPERATIONS
                               (UNAUDITED)

          				                	  THREE MONTHS ENDED	   NINE MONTHS ENDED
					                               DECEMBER 31,         DECEMBER 31,
					                              2000     1999	       2000      	1999

Revenues			                       428,701  647,480    1,490,187  2,018,168

Costs and expenses:
 Cost of sales   			              283,757  450,212      782,039  1,077,296
 Selling, general and
  administrative	 		              356,351		419,387			 1,132,020  1,270,732

    Total costs and
      expenses	                   640,108  869,599    1,914,059  2,348,028

Operating loss                   (211,407)(222,119)    (423,872)  (329,860)

Other income:
 Interest and other income	         6,020    3,957       17,863     31,306

Loss before income taxes         (205,387)(218,162)    (406,009)  (298,554)

Income taxes                          -0-      -0-          -0-       -0-

Net loss                         (205,387)(218,162)    (406,009)  (298,554)


Net loss per common share -
 basic and diluted                  (0.00)   (0.01)       (0.01)     (0.01)

                          ADM TRONICS UNLIMITED, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE NINE MONTHS ENDED DECEMBER 31, 2000
                                 (UNAUDITED)

                                           CAPITAL IN
                                           EXCESS OF
                                     PAR      PAR     ACCUMULATED
                           SHARES   VALUE    VALUE      DEFICIT    TOTAL

Balance, March 31, 2000 47,382,037 23,691  6,762,018  (4,343,781) 2,441,928

Common stock options issued
 for consulting services                       1,200                  1,200

Net loss -- For the nine
 months ended December
 31, 2000                                               (406,009)  (406,009)

Balance, December
 31, 2000               47,382,037 23,691  6,763,218  (4,749,790) 2,037,119

                         ADM TRONICS UNLIMITED, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                       NINE MONTHS ENDED
                                                          DECEMBER 31,
                                                        2000       1999
Cash flows from Operating activities:
 Net loss          				                                (406,009) (298,554)
 Adjustments to reconcile net loss
  to net cash from operating activities:
   Depreciation and amortization                        187,761   182,091
   Loss on disposal equipment				                           -0-     1,181
   Common stock options issued as compensation		          1,200       -0-
  Changes in operating assets and liabilities:
   Accounts receivable--trade		                    			   86,208   (84,610)
   Inventories					                                      45,946  (193,195)
   Other current assets					                              7,999    78,449
   Equipment in use or under lease				                  (13,937)  (27,600)
   Equipment held for sale				                       	   58,316    37,292
   Other assets	              				                       (8,063)  (15,998)
   Accounts payable--trade					                          71,231    13,584
   Accrued expenses and other                           226,379   (27,241)

 Net cash flows provided by (used in)
  operating activities	                                 256,031  (334,601)

Cash flows from Investing activities:
 Purchases of property and equipment               			   (2,310)  (14,339)
 Cash consideration paid for company acquired	              -0-   (48,820)
 Loan to officer, net of repayments                       3,800       700

 Net cash flows provided by (used in)
  investing activities                                    1,490   (62,459)

Cash flows from Financing activities:
 (Payments) Borrowings on notes payable          					 (120,773)  200,313

Net change in cash and cash equivalents                 136,748  (196,747)

Cash and cash equivalents--beginning of year            322,208   496,405

Cash and cash equivalents--end of period                458,956   299,658


Supplemental disclosure of cash flow activities:
 Interest paid				                       	               26,272    14,315

 Non-cash investing and financing activities:
  Common stock options issued in connection with
   acquisition of Needleeater business                  				-0-    20,000
  Fair value of assets acquired
   relating to Needleeater business			                    		-0-    68,820
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


Note 2. Segment Information

Information about segment information is as follows:

Nine Months Ended December 31, 2000:       CHEMICAL     MEDICAL    TOTAL

 Revenues from external customers           574,582     915,605  1,490,187
 Segment loss                               (45,897)   (360,112)  (406,009)

Nine Months Ended December 31, 1999:

 Revenues from external customers           716,911   1,301,257  2,018,168
 Segment profit (loss)                     (346,953)     48,399   (298,554)

Three Months Ended December 31, 2000:

 Revenues from external customers           183,934     244,767    428,701
 Segment profit (loss)                      159,011    (364,398)  (205,387)

Three Months Ended December 31, 1999:

 Revenues from external customers           251,184     396,296    647,480
 Segment profit (loss)                     (133,723)    (84,439)  (218,162)


                                     6


                        ADM TRONICS UNLIMITED, INC.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 2000 the Company had cash and equivalents of $458,956 as compared to $322,208 at March 31, 2000. The increase was the result of net cash flows provided by operations and investing activities offset by net cash flows used in financing activities.

Operating Activities

Net cash flows provided by operating activities increased $590,632 to $256,031 for the nine months ended December 31, 2000 as compared to net cash flows of ($334,601) for the nine months ended December 31, 1999. This increase was primarily the result of a net decrease in operating assets and an increase in operating liabilities and depreciation offset by the loss for the nine months ended December 31, 2000.

Investing Activities

Cash flows provided by investing activities consisted of repayments of the officer loan offset by cash expenditures of $2,310 for the purchase of equip-ment.

Financing Activities

Cash flows used in financing activities primarily consisted of $105,000 pay-down of a line of credit, $3,043 pay down of an equipment loan and $12,730 net pay down of a note payable as part of the settlement of a legal dispute with a subsidiary's prior landlord and owner.

The Company does not have any material external sources of liquidity or unused sources of funds.


Results of Operations
Quarter Ended December 31, 2000

Revenues

Revenues were $428,701 in 2000 as compared to $647,480 in 1999 representing a decrease of $218,779 or 34%. Revenues from the Company's medical electronics activities decreased $151,529 and chemical revenues decreased $67,250.

Gross Profit

Gross profit of $144,944 in 2000 as compared to $197,268 in 1999 was $52,324 below the gross profit in 1999. Gross profit was 34% of revenues in 2000 as compared with 30% of revenues in 1999. The increase in gross profit margin was primarily due to the product mix of sales with sales of products with a higher gross margin.

                                7

                        ADM TRONICS UNLIMITED, INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Operating Income (Loss)

Operating loss in 2000 was ($211,407) compared to ($222,119) in 1999. Selling, general and administrative expenses decreased by $63,036 primarily due to a reduction in personnel and consulting expenses.

Other Income

Other income in 2000 was $6,020 as compared to $3,957 in 1999. The in-crease was primarily due to an increase in interest income from additional amounts invested.

Results of Operations
Nine Months Ended December 31, 2000

Revenues

Revenues were $1,490,187 as compared to $2,018,168 in 1999 representing a decrease of $527,981 or 26%. Revenues from the Company's medical elec-tronics activities decreased $385,652 and chemical revenues decreased $142,329.

Gross Profit

Gross profit of $708,148 in 2000 as compared to $940,872 in 1999 was $232,724 lower than the gross profit in 1999. Gross profit was 48% of revenues in 2000 and 47% in 1999.

Operating Loss

Operating loss was ($423,872) in 2000 compared to ($329,860) in 1999. Selling, general and administrative expenses decreased by $138,712 due to a reduction in personnel and consulting expenses.

Other Income

Other income of $17,863 in 2000 decreased $13,443 from $31,306 in 1999, primarily due to a decrease in rental income from a sub-tenant.










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


                                              ADM Tronics Unlimited, Inc.



                                              By:\s\Alfonso DiMino
                                                 Dr. Alfonso DiMino
                                                 President


                                          And By:\s\ Andre' DiMino
                                                 Andre' DiMino
                                                 Principal Financial Officer
Dated: Northvale, New Jersey
       February 13, 2001