Form 10KSB
period 2001-03-31
ADM TRONICS UNLIMITED INC/DE
filed 2001-07-16
CIK 849401

U.S. SECURITIES AND EXCHANGE COMMISSION
	                     WASHINGTON, D.C. 20549

	                           FORM 10-KSB
(Mark One)

  x	  ANNUAL REPORT PURSUANT  TO  SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended March 31, 2001

	                               OR

  _    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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










                                       1




Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days:

                   YES   X  				NO ____

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10
KSB.      X

State issuer's revenues for its most recent fiscal year

                                $1,944,853

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days prior to the date of filing:

                  Approximately $3,038,517 as of June 29, 2001

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

47,382,037 shares of Common Stock, $.0005 par value as of June 29, 2001

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

	                    Not Applicable

Transitional Small Business Disclosure Format (check one):

                      YES ____      NO   X













                                       2
     SAFE HARBOR STATEMENT PURSUANT TO SECTION 21E OF THE SECURITIES
                          EXCHANGE ACT OF 1934

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


Item 1.	Description of Business

ADM Tronics Unlimited, Inc. (the "Company"), was organized under the laws of the State of Delaware on November 24, 1969.


Chemical Products for Industrial Use

The Company develops, manufactures and sells chemical products to industrial users. Such products consist primarily of the following:

1.	Water-based primers and adhesives;
2.	Water-based coatings and resins for the printing and
      packaging industry;
3.	Water-based chemical additives; and
4.	Cosmetic, medical and related adhesives and formulations.

Water-based primers and adhesives are chemical compounds used to bind different plastic films, metal foils and papers. Examples are the binding of polyethylene to polyester, nylon, vinyl, aluminum, paper and cellophane. The Company's products are similar in function to solvent-based primers that are widely used to bind plastic film, papers and foils. Solvent-based systems have come under criticism since they have been found to be highly pollutant, dangerous to health and generally caustic in nature. Based upon the Company's experience since 1969, including information furnished to the Company by certain of its customers, the Company believes that water-based systems have no known polluting effects and pose no known health hazards. There can, of course, be no assurance that any governmental restrictions will not be imposed on the Company's water-based products or that such products will be accepted as replacements for solvent based products.

Coatings and resins for the printing industry are used to impart properties to the printed substrate. The Company's products can be used to coat printed material for glossy or aesthetic appeal

                                       3
to make such material virtually impervious to certain types of grease and to impart other characteristics required or desired for various products and specifications.

In 1999, the Company introduced a new coating technology for the paper industry designed for use in the manufacture of recyclable paper packaging. The new resin technology, trademarked Aqualene, consists of a series of environmentally safe, water-based coatings which can replace polyethylene in numerous packaging structures.

Polyethylene is used extensively in paper packaging as a water and grease resistant layer and for sealing purposes. Although necessary for paper to be used in most packaging applications, polyethylene is non-recyclable when combined with paper. Therefore, polyethylene-coated paper must either be incinerated or buried in landfills. The Company's Aqualene coating technology has certain properties of polyethylene but breaks down in standard repulping equipment. Accordingly, Aqualene coated paper packages can be recycled into new paper products. The potential uses for Aqualene-coated paper include fast food wraps, folding cartons, pouch packaging, disposable cups and plates, ream wraps, bakery trays and many other applications. The Company has begun supplying trial samples of Aqualene to companies believed to be interested in exploring the possibility of eliminating polyethylene in their operations and producing recyclable paper stock. The Company has received initial trial orders for Aqualene but there can be no assurance that Aqualene will be commercially accepted.

Certain of the Company's chemical additives are used to impart properties to inks and other chemical products used in the food packaging and printing industries. These additives are used for their ability to improve the performance of such products.

During the Company's fiscal years ended March 31, 2001, 2000 and 1999, sales of chemical based products accounted for approximately 40%, 35% and 45% of operating revenues, respectively. No contract exists with any of the Company's customers which would obligate any customer to continue to purchase products from the Company.

During the fiscal year ended March 31, 2001, no customer accounted for more than 10% of the Company's net sales of chemical products. The termination of business relations with any of the Company's significant customers would have a material adverse effect on the Company's business and the financial condition of the Company.

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

                                      4
The Company generally maintains sufficient quantities of inventories of its chemical products to meet customer demands. When orders are received by the Company for its chemical products, the Company's customers require immediate shipment thereof.

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

None of the Company's chemical products are protected by patents, although the names of some of such products have been protected by trademarks. The Company does not believe that any such trademarks are material to its business.

As of March 31, 2001, the dollar amount of backlog orders for the Company's chemical products believed by the Company to be firm, was not material.

During the Company's fiscal years ended March 31, 2001 and 2000, the Company made no material expenditures with respect to company-sponsored research and development activities relating to its chemical business as determined in accordance with generally accepted accounting principles other than a portion of the regular salaries of its executive officers which may be allocated thereto. During such fiscal years the Company did not expend any funds on customer-sponsored research and development activities with respect thereto.

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

                                      5

European Patent Office - (United Kingdom, West Germany,
                          France, Sweden, Switzerland, Italy and Holland).
Canada, Brazil, Japan.

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

The Company has utilized the Sonotron Technology to develop
Sonotron Devices which are designed to treat subjects suffering from the pain of inflammatory joint conditions.

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

The Company believes that the Sonotron Technology can be utilized to reduce lameness in both thoroughbred and standardbred horses. In this connection, the Company commissioned the School of Veterinary Medicine of the University of Wisconsin-Madison (the "SVM") to gather data which would confirm the effectiveness of the

                                      6
Sonotron Device on horses. In a report dated December 10, 1987, the SVM concluded that the evidence from its experiments indicated that treatment with a Sonotron Device designed for veterinary use had a significant effect in reducing the level of lameness in ponies which had arthritis experimentally induced and as the degree of arthritic changes increased, the reduction in lameness was more dramatic and became statistically more significant. The SVM further found that there is statistical evidence that the therapy had a beneficial effect on the level of joint motion in the arthritic ponies and resulted in reduced joint swelling in ponies with severe arthritis. A significant reduction occurred in the degree of joint changes seen radiographically in the ponies with severe arthritis and in the milder cases of arthritis treated with low doses of the therapy. The SVM further reported that there were significant reductions in the severity of the growth of pathological lesions seen in ponies with mild arthritis which received low doses of therapy and that a trend appears to exist toward seeing reduced severity of lesions in ponies which had a severe degree of arthritis and were treated with a Sonotron Device designed for veterinary use. No differences in the degree of histopathological changes were noted between the treated ponies and the untreated ponies with mild or severe arthritis. The SVM did not arrive at any conclusions with respect to whether treatment with a Sonotron Device designed for veterinary use has a beneficial effect upon chronic degenerative joint disease in a horse and whether such treatment will be effective upon naturally occurring cases of equine degenerative joint disease. The Company has conducted tests utilizing Sonotron Devices designed for veterinary use on several race horses and has obtained results substantially as those of SVM. Significant further testing will be required to determine whether or not the administration of the Sonotron Technology to race horses will support the establishment of a viable market.

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

The Company acts as a sublicensee of SMI for the purpose of manufacturing Sonotron Devices. The Company has agreed to manufacture Sonotron Devices to be used for human medical

                                      7
applications at the Company's cost plus ten percent.

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

In 1992, SMI granted to Advent Medical Technology, Inc.
("AMT") the exclusive right to manage clinics in certain counties in Florida which, if opened, would utilize Sonotron Devices for human medical purposes. At such time, if any, that the FDA permits marketing of Sonotron Devices, AMT would have the right to purchase any such clinics from SMI and to be the exclusive distributor of Sonotron Devices within the eight counties. At the same time, VET granted to AMT the exclusive right to use, distribute or sublicense the use of Sonotron Devices designed for veterinary use solely for veterinary use in Florida. The response to Item 5 of the Company's Current Report on Form 8-K dated June 9, 1992 is hereby incorporated by reference. The Company does not believe that AMT has sufficient resources to manage any clinics. There can be no assurance that any such clinics which the Company may open will be successful or that the results of the treatment of human subjects with the Sonotron Devices will be favorable or will support the Company's application for clearance to market in the US from the FDA ("FDA Application").

The Company intends to use data obtained from clinics utilizing the Sonotron Device as well as additional data it may obtain from others in the Company's FDA Application, if filed. There can be no assurance that the Company will obtain sufficient data in the foreseeable future, if at all, to file an FDA Application or that any data theretofore or thereafter obtained by the Company will be satisfactory or will be sufficient to support the Company's FDA application. The Company does not intend to make any material changes to the Sonotron Devices nor have any such changes been made since the completion of the research and development. In the event that Sonotron Devices cannot be marketed pursuant to FDA clearance and the data obtained by the Company are not favorable or, for any other reason, the Company's FDA Application is not filed or, if filed, is not approved by the FDA, neither the Company nor SMI will be able to market the Sonotron Devices in the United States to others in connection with human

                                      8
applications, other than for research purposes. Under such circumstances, it is probable that the Sonotron Devices will not be able to be marketed with respect to human applications thereof in many foreign countries.

During the Company's fiscal years ended March 31, 2000 and 2001, other than the regular compensation paid by the Company to its executive officers, the Company did not spend any appreciable amounts on testing, application, clinical studies and some company-sponsored research and development activities in connection with the Sonotron Technology and other activities determined in accordance with generally accepted accounting principles. During each of such years no material amounts were spent on customer-sponsored research and development activities relating to the development of new products, services or techniques or the improvement of any of the foregoing.

Dr. Di Mino has developed a device which utilizes the Sonotron Technology to non-invasively treat neural-cerebral conditions (the "NCCD Device"). The NCCD Device is a non-invasive electronic therapy device which is designed to emit certain radio and audio waves at prescribed power outputs to a patient's brain and spinal cord. Since 1997, the NCCD Device has been in the prototype stage. Limited initial preliminary tests on human subjects on a non-controlled basis appear to indicate that treatment with the NCCD Device has a beneficial effect on the symptoms related to certain neuro-cerebral disorders. The results ranged from minor improvement in certain limited symptoms to dramatic overall improvements. Based upon such results, subject to obtaining sufficient capital, the Company intends to conduct extensive controlled clinical studies of the NCCD Device. Testing involves applying radio and audio waves to the patients' spinal cords and cerebrum on a weekly basis for several weeks to small groups of patients having cerebral palsy, multiple sclerosis and Parkinson's Disease.

In order to commercially exploit the NCCD Device, the Company must successfully conduct significant engineering and design work. Such work includes the design and manufacture of a pre-production model and the production of approximately 40 similar units for use in the proposed clinical studies. If the clinical studies establish the efficacy of the NCCD Device, the Company intends to seek FDA approval of the NCCD Device. The Company also plans to file applications for certain foreign and domestic patents in connection with the NCCD Device. There can be no assurance that any clinical studies of the NCCD Device will yield successful results or that FDA approval will be obtained. The Company believes that the cost of clinical studies and the engineering and design work will be approximately $2,000,000 and the completion of such studies will occur not earlier than December 31, 2002, if at all. Because the company does not presently have sufficient funds to complete such tests and studies, the Company has sought and will continue to seek financing for such purposes. There can be no assurance that the Company will be able to obtain such financing on terms not unfavorable to the Company, if at all.

                                       9

During the fiscal year ended March 31, 2001, although sales of Sonotron Devices were not significant, one customer accounted for approximately 70% of those sales. Because the Company is seeking to increase future sales to that customer, the termination of business relations with that customer could have a material adverse effect on the Company's future business and the financial condition.

As of March 31, 2001, the dollar amount of backlog orders for Sonotron Devices was not material.


Aurex-3

Dr. Di Mino has developed an electronic device (the "Aurex-3") for the treatment of Tinnitus. Tinnitus is a human medical condition which manifests itself in a constant and annoying ringing in the ears. The Aurex-3 uses a probe that transmits a vibratory and audio signal. In February 1997, Dr. Di Mino filed a patent application for a United States patent with respect to the Tinnitus Device. Dr. Di
Mino has advised the Company that any patents issued to him in connection with the Tinnitus Device will be assigned to the Company. Although significant testing of the Aurex-3 has not been conducted, pre-production and production prototypes were built and testing and marketing strategies have been developed. In May 1998, a Premarket Notification ("PMN") was filed by the Company with the FDA. In
August 1998, the United States Patent Office issued a patent with respect to the Aurex-3 and the FDA notified the Company that the PMN was accepted. Accordingly, the Company may market the product in the United States for its intended indication, "The treatment and control of tinnitus." From August 1998 to November 1999 the Company finalized manufacturing plans for the Aurex-3. In July 1999 the Company began taking advance orders for Aurex-3 units from distributors and patients and began to deliver the units in November 1999. Sales of the Aurex-3 have not been material. There can be noassurance that the Company will receive significant orders for the Aurex-3 or that the Company will be able to manufacture the Aurex-3 in sufficient quantities.


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

PAC was acquired by the Company in December of 1997. During the fiscal year ended March 31, 2001, one customer accounted for approximately 85% of PAC's sales, which also represented approximately
39% of the Company's sales. The termination of business relations with such customer would have a material adverse effect on the Company's results of operations and financial condition. Reference is made to Note 10 of Notes to Consolidated Financial Statements.

                                      10

SofPulse Device

On May 27, 1998, the Company entered into an Asset Purchase Agreement (the "Agreement") with Electropharmacology, Inc. ("EPI") pursuant to which the Company agreed to purchase and EPI agreed to sell certain assets utilized by EPI in connection with EPI's SofPulse electromagnetic stimulation device marketed under the name MRT-SofPulse or SofPulse for use in treating pain and edema in post-operative soft tissue injuries (the "SofPulse Device"). The SofPulse Device was cleared for commercial marketing in January 1991 by the FDA pursuant to a PMN. The response to Item 5 of the Company's Current Report on Form 8-K dated May 27, 1998 is hereby incorporated by reference.

The SofPulse Device broadcasts pulsed electromagnetic signals in the radio frequency range of 27.12 Mhz and is marketed as an adjunct in the palliative treatment of pain and edema associated with various medical conditions that involve soft tissue injury. The SofPulse Device is an easy to operate, non-invasive device that broadcasts signals which can be administered through clothing, casts and dressings. As a result, The SofPulse Device can be conveniently used immediately following trauma or surgery. To date, The SofPulse Device has been used by clinicians on medical conditions such as acute or chronic (non-healing or recalcitrant) skin ulcers, edema and pain resulting from trauma of hand and ankle, pain associated with sprains of the lower back, and pain and edema following reconstructive and plastic surgery.

EPI's principal sources of revenue from the SofPulse Device had been rental fees charged to nursing homes and hospitals and sales to certain distributors and cosmetic surgeons. Only limited revenue from sales and rentals of the SofPulse Device have been generated which has achieved only limited market acceptance. As of July 8, 1998, EPI had placed SofPulse Devices under rental agreements at nursing homes. In 1997, EPI sold 79 new and refurbished SofPulse Devices and had varying numbers of SofPulse Devices on rental at different times of the year. The Company's management believes that the SofPulse Device can be marketed to cosmetic surgeons, sports team trainers and physicians, pain clinics, physical rehabilitation centers and distributors or medical equipment rental companies who serve the home care market for the recovery of post-operative ambulatory patients. Expanding market penetration for the SofPulse Device is expected to require increased marketing efforts and cost-effective manufacturing in compliance with the current Good Manufacturing Practice ("CGMP") guidelines for the domestic market and additional regulations (such as ISO-9000 and CE-Mark) for international markets.

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

                                     11
and (iii) reduction of magnetic interference. EPI received certification from the Canadian Standards Association (CSA) to market the SofPulse Device in Canada, and the Underwriter
Laboratories, Inc. certification in the U.S.

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

The Company has entered into a distribution agreement with Mediq/PRN for a home rental program for post-operative patients that have undergone a plastic or cosmetic surgery procedure. The agreement requires Mediq to maintain an inventory of SofPulse units, which have been provided by and remain the property of the Company, at certain of its over 100 offices across the country. Mediq is responsible for delivering and picking up the units from patients and invoicing and collecting rental fees. The Company is responsible for providing the units to Mediq and providing technical support and clinical information. The agreement provides that the

                                     12
Company will receive 55% of rental revenues and Mediq will retain 45%. To assist in marketing the home rental program to plastic surgeons, the Company has entered into a marketing agreement with Byron Medical of Arizona. Byron is responsible for promoting the use of the SofPulse to plastic and cosmetic surgeons throughout the United States by direct mail, trade shows and telemarketing. The Company has agreed to pay Byron a commission of 7.5% of rental revenues received from leads generated by Byron. In 2000 the Company entered into an agreement with surgery.com, Inc. pursuant to which surgery.com would promote the use of the Sofpulse to its member physicians who are primarily plastic and cosmetic surgeons. The Company has agreed to pay surgery.com a commission of 7.5% on rental revenues received from leads generated by surgery.com.


Needle Eater

In May 1999 the Company acquired certain assets related to the Needle-Eater, a patented device used to dispose of used syringes and other medical sharps. The Company acquired the worldwide rights to the patent covering the technology in the Needle-Eater product; an inventory of finished units and parts; the rights to trademarks;
and, information needed to assist it in manufacturing the units. The Company paid $14,206 to the previous owner of the Needle-Eater, and issued options to purchase an aggregate of 500,000 shares of the Company's common stock at an exercise price of $.625 per share, all of which have expired. The Company also agreed to pay a consulting fee of $750 per month for 24 months and a royalty of 5% on gross sales of Needle-Eater products for the life of the patent as well as certain other compensation. Reference is made to Note 11 of Notes to Consolidated Financial Statements.


Ultra-Violet Blood Irradiation

The Company, through a wholly owned subsidiary, has engaged in biotechnology research concentrating its efforts in the development of a medical therapeutic technology to treat viral and bacterial infections in humans and animals. The technology utilizes a process, commonly referred to as UBI or Ultra-Violet Blood Irradiation, wherein a measured sample of blood is intravenously removed from a patient, exposed to a specific ultra-violet ("UV") light source, collected in a container and then returned to the patient, all in a closed system. The procedure is believed to assist in reducing infection by stimulating the patient's own immune system.

The precursor to the technology is a process known as the Knott Technique for Blood Irradiation which was developed by Dr. Emmet K. Knott in 1938 ("The Knott Technique"). The Knott Technique was used extensively throughout the United States and in several foreign countries as a treatment for viral and bacterial infections in humans and animals. With the development and widespread use of antibiotic drugs during the late 1950s and early 1960s the Knott Technique fell out of favor. The Company believes that disfavor of the Knott Technique was primarily due to the complexity and time

                                     13
required for intravenous removal of blood from a patient necessary to perform blood irradiation in comparison to the simplicity of oral and injectable administration of antibiotics. Even though practically supplanted by the universal use of antibiotics, the Knott Technique and derivations related thereto continued to be used by some physicians.

In recent years, due to the advent of antibiotic resistant drugs and newly identified viral and bacterial infectious agents where no antibiotics exist, there has been a renewed interest in alternative methods of treatment. Accordingly, a revival of interest from physicians and patients in blood irradiation therapy has occurred. The device used in performing the Knott Technique, however, has not been manufactured since 1963 and can not now be manufactured in its original form due to certain restrictions on its electrical design and components.

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

Through March 31, 2001, the Company spent approximately $313,000 in research and development costs.


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


Competition

The manufacture, distribution and sale of medical devices and

                                     14
equipment designed to relieve the suffering of pain is highly competitive and substantially all of the Company's competitors possess greater experience, financial resources, operating history and marketing capabilities than does the Company.

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

Although the company is not aware of any other products presently being marketed in the US that is substantially equivalent to the Sonotron Device, the Company competes with numerous other concerns that market devices that are utilized for the same or similar purposes.

Diapulse Corporation of America, Inc. manufactures and markets devices that are substantially equivalent to the SofPulse Device.
A number of other manufacturers, both domestic and foreign, and distributors market shortwave diathermy devices that produce deep tissue heat and that may be used for the treatment of certain of the medical conditions in which the SofPulse Device is also indicated.

The SofPulse also faces competition from other forms of treatment such as hyperbaric oxygen chambers, thermal therapies and hydrotherapy. Other companies with substantially larger expertise and resources than that available to the Company may develop or market new products that directly compete with the SofPulse. In addition, other forms of treatment that compete with SofPulse treatment may achieve rapid acceptance in the medical community.

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

The medical products market is characterized by rapidly changing technology that may result in product obsolescence or short product life cycles. The Company's ability to compete will be dependent on the Company's ability to continually enhance and improve its products and to develop successfully or acquire and

                                     15
market new products. There can be no assurance that the Company will be able to compete successfully, that competitors will not develop technologies or products that render the Company's products obsolete or less marketable or that the Company will be able to enhance successfully its existing products or develop or acquire new products. Furthermore, there can be no assurance that other technologies or products that are functionally similar to those of the Company are not currently under development.

The Company is not a significant factor with respect to any of the industries in which it is engaged.


Government Regulation

In March 1989, in response to a PMN filed by the Company with the FDA, the FDA notified the Company that the then current model of the Sonotron Device, under the FDA's standards, was not substantially equivalent to certain medical devices marketed in interstate commerce prior to May 28, 1976. In March 1991, a further PMN was filed with the FDA on behalf of the Company with respect to the then current model of the Sonotron Device which was subsequently voluntarily withdrawn by the Company. The FDA advised the Company that its determination with respect to the initial PMN was based upon (a) the new intended use of applying superficial heat at non-therapeutic temperatures for the treatment of osteoarthritis, and
(b) new types of safety and effectiveness questions that are raised by the new technological characteristics of the Sonotron Devices when compared to certain devices marketed before May 28, 1976. In the event that Sonotron Devices cannot be marketed pursuant to a PMN, before Sonotron Devices can be marketed in the United States, the Company would be required to obtain a Pre-Market Approval ("PMA") before the Sonotron Devices can be marketed in the United States for commercial distribution in connection with human applications. There can be no assurance that any approval can be obtained from the FDA in the foreseeable future, if at all.

The process of submitting a satisfactory PMA is significantly more expensive, complex and time consuming than the process of establishing "substantial equivalence" to a device marketed prior to 1976 pursuant to a PMN, and requires extensive research and clinical studies. Randomized, placebo-controlled, double-blind clinical studies may have to be performed under a clinical protocol with assurance of adherence to the protocol, informed consent from subjects enrolled in the study, approval of the Institutional Review Board at each of the centers where the study is being conducted, maintenance of required documentation, proper monitoring and recording of all data, and sufficient statistical evaluation to determine if the results of the treatment with the device are statistically significant in improving patient outcome compared to the patients who did not receive the treatment. Upon completion of these tasks, an applicant is required to assemble and submit to the FDA all relevant clinical, animal testing, manufacturing, laboratory specifications, and other information. The submission is reviewed at the FDA, which determines whether or not to accept the

                                     16
application for filing. If accepted for filing, the application is further reviewed by the FDA and subsequently may be reviewed by an FDA scientific advisory panel comprised of physicians, statisticians and other qualified personnel. A public meeting may be held before the advisory panel in which the PMA application is reviewed and discussed. Upon completion of such process, the advisory panel issues a favorable or unfavorable recommendation to the FDA or recommends approval with conditions. The FDA is not bound by the opinion of the advisory panel. The FDA may conduct an inspection to determine whether the Company conforms with CGMP guidelines. If the FDA's evaluation is favorable, the FDA will subsequently publish a letter approving the PMA application for the device for a mutually agreed upon indication of use. Interested parties can file comments on the order and seek further FDA review. The PMA process may take several years and no assurance can be given concerning the ultimate outcome of PMA applications submitted by an applicant.

The Company has been registered by the FDA as a Registered
Medical Device Establishment. Such registration is renewable annually and although the Company does not believe that the registration will not be renewed annually by the FDA, there can be no assurance of such renewal. Any failure to obtain an annual renewal could be expected to have a material adverse effect on the Company.

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

In the event the Company proposes to market new medical devices, if developed or acquired, or adapt its current products for a new use, the FDA may require the Company to comply with PMN or PMA requirements to establish independently that a device is safe and effective for its intended use.

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

                                     17
Failure to comply with CGMP regulations, or to satisfy FDA regulations or inspections, could subject the Company to civil remedies, including fines, injunctions, recalls or seizures, as well as potential sanctions, which could have a material adverse effect on the Company.

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


Third Party Reimbursement

In the United States, health care providers, such as hospitals and physicians, that purchase or lease medical devices, generally rely on third-party payors, principally Medicare, Medicaid and private health insurance plans, including health maintenance organizations, to reimburse all or part of the cost of the treatment for which the medical device is being used. Successful commercialization of the Company's products will depend, in part, upon the availability of reimbursement for the cost of the treatment from third party health care payors such as Medicare, Medicaid and private health insurance plans, including health maintenance organizations. Such third party payors have increasingly challenged the price of medical products and services, which has and could continue to have a significant effect on the purchasing patterns of many health care providers. Several proposals have been made by federal and state government officials that may lead to health care reforms, including a government directed national health care system and health care cost-containment measures. The effect of changes in the health care system or method of reimbursement for the SofPulse Device or any other medical device which may be marketed by the Company in the United States cannot be determined by the Company.

While third party payors generally make their own decisions regarding which medical procedures and services to cover, Medicaid and other third party payors may apply standards similar to Medicare's in determining whether to provide coverage for a particular procedure or service. The Medicare statute prohibits payment for any medical procedures or services that are not reasonable and necessary for the diagnosis or treatment of illness or injury. The HCFA, an agency within the Department of Health and Human Services that is responsible for administering the Medicare program, has interpreted this provision to prohibit Medicare coverage of procedures that, among other things, are not deemed safe and effective treatments for the conditions for which they are being

                                     18
used, or which are still investigational. In July 1997, HCFA issued a memorandum implementing a national policy of non-reimbursement by Medicare for the use of any form of electrotherapy in wound healing. The SofPulse Device is included broadly in the category of products classified as electrotherapy products and although the SofPulse may not be promoted by the Company for wound healing, a number of clinicians at nursing homes have used it to treat edema and pain surrounding wounds. Although a United States District Court enjoined HCFA in November, 1997, from implementing this national policy and HCFA notified the fiscal intermediaries in February of 1998 not to abide by the July 1997 national policy memorandum, EPI did not realize an appreciable increase in its rental revenues subsequent to these events. Recently, Medicare reimbursement became subject to a prospective payment system that reimburses products that reduce the cost of patient care in specific medical conditions. Such a reimbursement system requires the demonstration that any such product actually reduces cost of patient care for reimbursement by Medicare. There is no assurance that the Company will be able to demonstrate such cost reduction that is expected to result from the use of SofPulse Devices or any other product.

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


Personnel

On June 29, 2001, the Company employed 16 persons, three of which are executive officers of the Company. Three employees were employed by the Company on a part-time basis.

                                      19


Item 2.	Properties

The Company leases approximately 16,000 square feet of combined office and warehouse space from an unaffiliated third party. PAC leases approximately 8,500 square feet from an unaffiliated third party. The leases expire in June, 2008 and February 2004, respectively. In April, 2001 substantially all of PAC's operations were incorporated into the Company's facility. The facility previously occupied by PAC is being offered for sublease through an independent exclusive commercial real estate broker.


Item 3.	Legal Proceedings

On August 17, 2000, AA Northvale Medical Associates, Inc., a wholly-owned subsidiary of the Company filed a lawsuit in the Superior Court of New Jersey against GSM, Inc., Quantum Medical, Inc., Great Southern Medical and Gregory S. Mack claiming breach of a distribution agreement, seeking return of the subsidiary's medical devices under lease, demanding an accounting and payment of all amounts due to the subsidiary and damages and other matters. The distributor has counterclaimed, alleging breach of the distribution agreement seeking an unspecified amount of damages and other matters. The subsidiary is vigorously prosecuting the action seeking amounts it believes is due to the subsidiary and return of the medical devices. Management believes that all of the allegations of the counterclaims are without merit and can be successfully defended.

On May 1, 2001, Charles Solomons, a former employee of Enviro-Pack Development Corporation, a wholly-owned subsidiary of the Company filed a lawsuit in Superior Court of New Jersey against the Company, Enviro-Pack Development Corp. and Thomas Petrie alleging breach of an oral employment contract. Management intends to vigorously defend this action, which they believe is without merit. Further, management intends to file a counterclaim for damages based on the employee's misrepresentations at the time of purchase of assets of a company in which the employee was a controlling employee and shareholder.

The Company believes that the ultimate resolution of the foregoing matters will not have a material adverse impact on the Company's financial condition.

Other than the foregoing, there are no material pending or threatened legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject or to the knowledge of the Company, any proceedings contemplated by governmental authorities. Reference is made to Note 8 of Notes to Consolidated Financial Statements.



Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

                                     20
PART II

Item 5.	Market for Common Equity and Related
Stockholder Matters

I.	(a)	Market Information

The Company's Common Stock is principally traded in the over-the-counter market. The following table sets forth the approximate range of high and low bid prices for the Company's Common Stock for the Company's fiscal quarters indicated in which such stock was regularly quoted rounded to the nearest cent. The Common Stock is quoted on the OTC Bulletin Board and quotations were obtained therefrom. All quotes reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

          Quarter Ended                 High Bid      Low Bid

          June 30, 1999                   .54           .40
          September 30, 1999              .54           .30
          December 31, 1999               .44           .23
          March 31, 2000                  .70           .30
          June 30, 2000                   .44           .23
          September 30, 2000              .31           .20
          December 30, 2000               .25           .09
          March 31, 2001                  .31           .13

(b)	On June 26, 2001, the Company's Common Stock was held by
approximately 1,487 holders of record.

(c)	Dividends

The Company has never paid any cash dividends on its Common Stock and has no intention of paying cash dividends in the foreseeable future. The Company intends to retain any earnings it may realize to finance its future growth.

II.	In April 1999, the Company issued an option for the
purchase of 500,000 shares of its Common Stock to SPS Medical Equipment Corporation at $.625 per share as part of the consideration for the acquisition of assets. No principal underwriters were involved. The Company claimed exemption from registration pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, inasmuch as no public offering was involved. As of June 29, 2001 such option has expired without any having been exercised.






                                     21



Item 6.	Management's Discussion and Analysis or Plan of Operation

Fiscal 2001 Compared to 2000

Revenues

Sales were $1,780,201 in 2001 as compared to $2,698,597 in 2000 representing a decrease of $918,396 or 34%. The decrease was primarily the result of a decrease of over $752,000 in contract manufacturing revenues coupled with a decrease in chemical revenues. Other income of $164,652 in 2001 was $37,788 or 30% higher than other income of $126,864 in 2000.

Gross Profit

Gross profit of $896,269 in 2001 was $566,553 or 39% lower than the gross profit of $1,462,822 for 2000. Gross profit was 46% of revenues in 2001 as compared to 54% of revenues in 2000. The decrease in gross profit is the result of reduced revenues and the mix of product sales with increased sales of products having lower gross profit margins.

Operating Loss

Operating loss of $764,140 in 2001 was $192,322 greater than the operating loss of $571,818 in 2000. The increase in operating loss resulted from reduced revenues producing reduced gross profit.
Selling, general and administrative expenses were reduced by $374,231 in 2001 as compared to 2000.


Fiscal 2000 Compared to 1999

Revenues

Sales were $2,698,597 in 2000 as compared to $2,098,997 in 1999 representing an increase of $599,600 or 29%. The increase was the result of revenues from a substantial manufacturing contract during the fiscal year. Other income of $126,864 in 2000 was $86,229 or 212% higher than other income of $40,635 in 1999 primarily due to a settlement received from an arbitration proceeding.

Gross Profit

Gross profit of $1,462,822 in 2000 was $45,337 or 3% higher than the gross profit of $1,417,485 for 1999. Gross profit was 54% of revenues in 2000 as compared to 68% of revenues in 1999. The decrease in gross profit is related to the product mix of sales with varying gross profit margins.

Operating Loss

Operating loss of $571,818 in 2000 was $174,259 less than the operating loss of $746,077 in 1999. The reduction in operating loss resulted from an increase in gross profit offset by a decrease in

                                     22
selling, general and administrative expenses primarily from legal costs and expenses associated with an arbitration proceeding and the termination of various consulting agreements.

Liquidity and Capital Resources

At March 31, 2001 the Company had cash of $113,458 as compared to $322,208 at March 31, 2000. This decrease is the result of cash principally being used in financing activities.

Operating Activities

Cash used in operating activities of $27,619 was 91% less in 2001 as compared to $303,891 used in 2000. Sales of medical equipment held for sale or rent in 2001 accounted for the improvement in the reduction of cash used in operating activities as contrasted with the purchase of such equipment in fiscal 2000.

Investing Activities

Cash of $1,890 was provided by investing activities in 2001 due to cash received from repayments of loans by officer offset by purchases of property and equipment.

Financing Activities

In 2001 $183,021 of cash was used in financing activities. This was due to the repayment of notes payable of $333,021 offset by borrowings on notes payable of $150,000.

The Company does not have any material sources of liquidity or unused sources of liquid assets.
























                                     23


Item 7.	Financial Statements




INDEPENDENT AUDITOR'S REPORT



Board of Directors and Stockholders
ADM Tronics Unlimited, Inc.
Northvale, New Jersey

We have audited the accompanying consolidated balance sheet of ADM Tronics Unlimited, Inc. and subsidiaries as of March 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the year ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The accompanying consolidated statements of operations, stockholders' equity and cash flows of ADM Tronics Unlimited, Inc. and subsidiaries for the year ended March 31, 2000 were audited by other auditors whose report dated June 9, 2000 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ADM Tronics Unlimited, Inc. and subsidiaries as of March 31, 2001, and the results of their operations and their cash flows for the year ended March 31, 2001, in conformity with generally accepted accounting principles.


/s/Eichler, Bergsman & Co., LLP
   New York, New York

June 8, 2001, except for Note 11(b) which is as of June 29,2001





                                     F-1


INDEPENDENT AUDITORS' REPORT


----------------------------------------------


Board of Directors and Stockholders
ADM Tronics Unlimited, Inc.
Northvale, New Jersey


We have audited the consolidated statements of operations, changes in stockholders' equity, and cash flows of ADM Tronics Unlimited, Inc. and subsidiaries for the year ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of ADM Tronics Unlimited, Inc. and subsidiaries for the year ended March 31, 2000, in conformity with accounting principles generally accepted in the United States.



                         /s/KAUFMAN, ROSSIN & CO.

Miami, Florida
June 9, 2000












                                     F-2


        ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET
                        MARCH 31, 2001
ASSETS
  Current assets:
Cash and cash equivalents                 $  113,458
Accounts receivable - trade,
  less allowance for doubtful
  accounts of $89,000                        211,134
  Inventories:
      Raw materials and supplies             186,550
      Finished goods                          43,478
  Equipment held for sale or rental          792,244
  Other current assets                        38,492

Total current assets                      $1,385,356

  Property and equipment, at cost, net
   accumulated depreciation of $369,447      101,143
  Equipment in use and under lease
   agreements,- at cost net of accumulated
   depreciation of $391,272                  581,782
  Loan receivable from officer, bearing
   interest at 3% per annum, unsecured        58,991
  Other assets                               163,821
  Escrow private placement subscription
   deposits - contra                         210,500

Total assets                              $2,501,593

Liabilities and stockholders' equity:
  Current liabilities:
Accounts payable - trade                  $  186,118
Accrued expenses                             102,706
Notes payable                                 73,229

Total current liabilities                 $  362,053

Note payable, long-term portion               85,000
Escrow subscription deposits - contra        210,500
Commitments and contingencies

Stockholders equity                        1,844,040

Total liabilities and
  stockholders' equity                    $2,501,593


   See accompanying notes to consolidated financial statements.






                                     F-3

         ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS
                      YEARS ENDED MARCH 31,


                                            2001         2000
Revenues:
  Sales                                  $1,780,201   $2,698,597
  Interest and other income                 164,652      126,864
            Total revenues               $1,944,853   $2,825,461

Costs and expenses:
   Cost of sales                         $  883,932   $1,235,775
   Selling, general and
     administrative                       1,660,409    2,034,640
            Total costs and expenses     $2,544,341   $3,270,415

Loss before income taxes                 $ (599,488)  $ (444,954)

Income taxes                                   -          -

Net loss                                 $ (599,488)  $ (444,954)

Weghted average number of
  common shares outstanding              47,382,037   47,382,037

Net loss per share                            ($.01)       ($.01)













     See accompanying notes to consolidated financial statements.















                                     F-4

                       ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           YEARS ENDED MARCH, 31, 2001 AND 2000

                       Preferred     Common
	                  Shares       Shares             Capital
	                5,000,000   150,000,000            in
	                Authorized   Authorized            excess
	                 $.01 Par    $.0005 Par   Par      of Par     Accumulated
		             Value       Value     Value     Value        Deficit      Total
Balances-March 31, 1999     -     47,382,037  $23,691  $6,740,718  $(3,898,827) $2,865,582

Common stock options
  issued for certain
  tangible and intangible
  assets                    -           -        -	      20,000        -         20,000

Common stock options
  issued for consulting
  services                  -           -        -          1,300        -          1,300

Net loss                    -           -        -	        -       (444,954)   (444,954)

Balances - March 31, 2000   -     47,382,037  $23,691  $6,762,018  $(4,343,781) $2,441,928

Common stock options
  issued for consulting
  services                  -           -         -         1,600         -          1,600

Net loss                    -           -         -           -        (599,488)  (599,488)

Balances - March 31, 2001   -     47,382,037   $23,691  $6,763,618  $(4,943,269) $1,844,040

<F1>
See accompanying notes to consolidated financial statements.







                                     F-5













             ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                          YEARS ENDED MARCH 31,
                                                2001       2000
Cash flows from operating activities:
  Net loss                                  $(599,488)  $(444,954)

  Adjustments to reconcile net loss
   to net cash used in operating activities:
      Depreciation and amortization          $ 252,744   $ 258,534
      Provision for losses on
      accounts receivable                         -         45,992
      Common stock options issued as
      compensation                               1,600       1,300
      Changes in operating assets and
      liabilites:
        Accounts receivable - trade            48,804      48,046
        Inventories                            112,517     105,747
        Other current assets                    (2,163)     66,271
        Equipment in use and under
         lease agreements                        4,860    (128,801)
        Equipment held for sale                 56,382     (97,463)
        Other assets                           (17,502)        108
        Accounts payable                        49,937    (137,302)
        Accrued expenses and other              64,690     (21,369)
             Total adjustments               $ 571,869   $ 141,063
             Net cash used in
              operating activities           $ (27,619)  $(303,891)

Cash flows from investing activities:
  Cash consideration paid for Needle Eater
   tangible and intangible assets            $    -      $ (48,820)
  Patents                                         -        (14,577)
  Purchase of property and equipment            (2,310)     (5,068)
  Repayments of loan by officer                  4,200       2,000
             Net cash provided by
               used in) investing activities $   1,890   $ (66,465)

Cash flows from financing activities:
  Borrowings on notes payable                $ 150,000   $ 203,356
  Payments on loan to a former shareholder
   of the newly acquired subsidiary               -         (7,197)
  Payments on notes payable                   (333,021)       -
             Net cash (used in) provided by
               financing activities          $(183,021)  $ 196,159
Net decrease in cash and cash equivalents    $(208,750)  $(174,197)

Cash and cash equivalents - beginning of year  322,208     496,405
Cash and cash equivalents - end of year        113,458     322,208

      See accompanying notes to consolidated financial statements.

                                     F-6




           ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                        YEARS ENDED MARCH 31,


                                               2001        2000
Supplemental Disclosures:
   Interest paid                             $ 29,932    $ 23,868
   Income taxes paid                         $  4,948    $   -
   Funds raised from private placement
    offering and held in escrow              $210,500    $   -

Supplemental disclosure of non-cash
 investing and financing activities:
   Common stock options issued as
    consideration for consulting services    $  1,600    $  1,300
   Fair value of assets received in
    connection with Needle Eater purchase    $   -       $ 68,820
   Common stock options issued in
    connection with Needle Eater purchase    $   -       $ 20,000










        See accompanying notes to consolidated financial statements.
























                                     F-7

             ADM TRONICS UNLIMTED, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED MARCH 31, 2001 AND 2000


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)  Consolidation

The consolidated financial statements include the accounts of ADM
Tronics Unlimited, Inc. and its subsidiaries (the "Company").
All significant intercompany balances and transactions have been eliminated in consolidation.

b) Business Activity

The Company is a manufacturer and engineering concern whose principal lines of business are the production and sale of chemical products and manufacturing, selling and leasing of medical equipment and medical devices. The chemical product line is principally comprised of water-based chemical products used in the food packaging and converting industries. These products are sold to customers located in the United States, Australia and Europe. Medical equipment is manufactured in accordance with customer specification on a contract basis. The medical device product line consists principally of proprietary devices used in the treatment of joint pain, postoperative edema and tinnitus. These products are sold or leased to customers located in the United States and Asia.

For the years ended March 31, 2001 and 2000, the chemical product line accounted for approximately 43% and 35% of sales and the medical device product line accounted for 57% and 65% respectively.

c) Cash and Cash Equivalents

The Company considers all highly-liquid investments with a remaining maturity of three months or less at the time of purchase and excess operating funds invested in cash management and money market accounts to be cash. The money market account (approximately $89,000 at March 31, 2001) is not insured by the FDIC. However, it is insured by the Securities Investor Protection Corporation (SIPC).

d) Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market.







                                     F-8
           ADM TRONICS UNLIMTED, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Cont'd)

e) Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of 5 to 10 years. Leasehold improvements are amortized over the lease term or useful lives, whichever is shorter. Expenditures for major betterments and additions are charged to the asset accounts while replacements, maintenance and repairs, which do not improve or extend the lives of their respective assets, are charged to expense currently.

f) Sonotron Devices

Sonotron Devices ("Devices") are held for sale or lease and are included in the consolidated balance sheet under "Equipment held for sale" and "Equipment in use and under lease agreements" on a specific identification basis. Unless and until clearance to market is obtained from the United States Food and Drug Administration (FDA), the Devices cannot be marketed in the United States for human applications, other than for research purposes, and may not be marketable in certain foreign countries.

Included within equipment in use and under lease agreements are Devices used internally and Devices loaned out for marketing and testing. Devices in use and under lease agreements are depreciated over seven years commencing at the date placed in service. Revenues from leasing activities have not been significant.

g) Sofpulse Units

In connection with a business acquisition in May 1998, the Company acquired all rights to an FDA approved device (Sofpulse Unit or "Unit") and 418 Sofpulse Units. These Units (404 units at March 31, 2001) are held for sale or lease domestically and are included in the consolidated balance sheet under "Equipment held for sale" and "Equipment in use and under lease agreements," on a specific identification basis.

Included in equipment in use and under lease agreements are SofPulse Units leased to third parties, Units used internally and Units loaned out for marketing and testing. These Units are







                                     F-9
            ADM TRONICS UNLIMTED, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Cont'd)

depreciated over seven years commencing on the date placed in service. Revenues from leasing activities were approximately
$140,000 and $280,000 for the years ended March 31, 2001 and 2000, respectively.

h) Intangible Assets

Goodwill, patents and patents assigned are stated at cost, are included in other assets and are amortized on a straight-line basis over the shorter of their legal or useful lives (10 years for goodwill, 15 to 17 years for patents and 2 years for patents assigned.

i) Long-lived Assets

Long-lived assets, including intangibles, to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. If required, impairment losses on assets to be held and used are recognized based on the excess of the asset's carrying value over its fair value. Long-lived assets to be sold are reported at the lower of carrying amount or fair value reduced by estimated disposal costs.

j) Revenue Recognition

Sales revenues are recognized when products are shipped and lease revenues are recognized in accordance with individual lease agreements.

k) Advertising

Advertising (approximately $14,000 and $31,000 in 2001 and 2000, respectively) is expensed as incurred and is included with selling, general and administrative expenses in the consolidated statement of operations.

l) Income Taxes

Deferred income taxes are provided for the estimated tax effect of temporary differences between financial and taxable income.








                                     F-10
             ADM TRONICS UNLIMTED, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Cont'd)

m) Net Loss Per Share

The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). Net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the reported periods. Diluted Net loss per share has not been presented for 2001 and 2000 as its results would be anti-dilutive.

n) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

o) Fair Value of Financial Instruments

The carrying values of cash, cash equivalents, accrued expenses and noted payable approximate their fair values due to the short maturity of these instruments.

The fair value of the officer loan receivable is determined by calculating the present value of the note by a current market rate of interest as compared to the stated rate of interest. The difference between fair value and carrying value is not deemed to be significant.


















                                     F-11
             ADM TRONICS UNLIMTED, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2001 consist of the following:

      Machinery and equipment             $188,114
      Office furniture and fixtures         96,991
      Leasehold improvements               131,800
      Computer equipment                    53,685
                                          $470,590

      Less accumulated depreciation
        and amortization                   369,447

                                          $101,143

Depreciation and amortization on property and equipment for the years ended March 31, 2001 and 2000 aggregated $48,876 and $48,975, respectively.

NOTE 3 - EQUIPMENT IN USE AND UNDER LEASE AGREEMENTS

Equipment in use and under lease agreements at March 31, 2001 consist of the following:

      Sonotron Units                      $ 73,205
      Sofpulse Units                       886,250
      Other Units                           13,599
                                          $973,054

      Less accumulated depreciation       $391,272
                                          $581,782

Depreciation of equipment in use and under lease agreements for the years ended March 31, 2001 and 2000 aggregated $136,468 and $142,257, respectively.
















                                     F-12
               ADM TRONICS UNLIMTED, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED MARCH 31, 2001 AND 2000


NOTE 4 - OTHER ASSETS

Other assets at March 31, 2001 consist of the following:

     Sonotron refinement costs, net of
      accumulated amortization of $116,276   $ 28,772
     Goodwill, net of accumulated
      amortization of $23,637                  47,275
     Patents, net of accumulated
      amortization of $47,753                  63,135
     Deposits and other assets                 24,639
                                             $163,821

Sonotron refinement costs represent the cost incurred in connection with the improvement of the Sonotron devices. These costs are being amortized over five years, the expected benefit period.

Amortization expense for the years ended March 31, 2001 and 2000, aggregated $67,400 and $67,302, respectively.

NOTE 5 - NOTES PAYABLE

Notes payable consist of the following at March 31, 2001:

                                               Current    Long-Term
                                               Portion     Portion
10% note payable to officer/stockholder -
In February 2001, an officer/stockholder
loaned the Company $150,000 at 10% interest
repayable in monthly installments of $5,000,
which began in March 2001.  The proceeds of
the note were used to pay the outstanding
indebtedness due to a bank of $195,000,
which was repaid in full in March 2001         $60,000     $85,000

8% note payable to the former shareholder
of a subsidiary; interest and principal
payable quarterly; matured January 1, 2000;
unsecured; repaid in April 2001                $13,229         -
            Total                              $73,229     $85,000

For the years ended March 31, 2001 and 2000 interest expense on total indebtedness amounted to $29,932 and $23,868, respectively.







                                     F-13
              ADM TRONICS UNLIMTED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED MARCH 31, 2001 AND 2000


NOTE 6 - INCOME TAXES

The differences between the income taxes and the amount computed by applying the federal statutory income tax rate of 34% to
income before taxes are as follows:
                                                 2001       2000
      Tax benefit at U.S. statutory rates     $(204,000) $(151,000)
      Temporary differences                      11,000     23,000
      Change in valuation allowance             193,000     17,000
      Expiration of capital loss carryforward      -       111,000
      Income taxes                             $   -     $    -

At March 31, 2001, the Company had deferred tax assets of approximately $1,376,000, comprised of $1,334,000 resulting from net operating loss carryforwards and $42,000 from other temporary differences. The deferred tax assets are offset by a valuation allowance in the amount of $1,376,000.

Deferred tax assets, net of a valuation allowance, are recorded when management believes it is more likely than not that tax benefits will be realized. The change in the valuation allowance was based upon the consistent applications of management's valuation procedures and circumstances surrounding its future realization.

The Company and its subsidiaries file consolidated income tax returns. As of March 31, 2001, the Company had consolidated net operating loss carryforwards of approximately $3,450,000 that will expire during the years 2005 through 2021.

NOTE 7 - EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Plan covering substantially all employees. Employer matching contributions to the plan are at the discretion of management. Contributions to the plan for the year ended March 31, 2000 totaled $3,246. There were no contributions to the plan for the year ended March 31, 2001.














                                     F-14
             ADM TRONICS UNLIMTED, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE YEARS ENDED MARCH 31, 2001 AND 2000


NOTE 8 - COMMITMENTS AND CONTINGENCIES

a) Leases

The Company leases its office and manufacturing facilities under non-cancelable operating leases.

The approximate future minimum annual rental under these leases at March 31, 2001 are as follows:

       March 31, 2002                   $134,000
       March 31, 2003                    136,000
       March 31, 2004                    134,000
       March 31, 2005                     85,000
       March 31, 2006                     85,000
       Thereafter thru March 31, 2009    192,000
                                        $766,000

Rent expense for all activities for the years ended March 31, 2001 and 2000 was approximately $157,000 and $149,000, respectively.

b) Warranties

Sonotron devices are sold under agreements providing for the repair or replacement of any devices in need of repair, at the Company's cost, for up to one year from the date of delivery, unless such need was caused by misuse or abuse of the device.

At March 31, 2001, no amount has been accrued for potential warranty costs and such costs are expected to be nominal.

c) Arthronix Settlement Agreement

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








                                     F-15
              ADM TRONICS UNLIMTED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Cont'd)

d) Legal Action

A subsidiary of the Company filed in August 2000 a lawsuit against a distributor of the Company's Sofpulse units claiming. among other matters, breach of the distribution agreement, seeking return of such units under lease, and an accounting of amounts due the subsidiary resulting from the subsidiary's termination of the agreement with the distributor.

The distributor has counterclaimed, also alleging breach of the distribution agreement and other matters. The subsidiary is vigorously prosecuting the action seeking to recoup compensation for the rental of the units as well as their return. Management believes that all of the allegations of the counterclaim can be successfully defended.

In June 2001, a former employee of a subsidiary filed a lawsuit against the Company, subsidiary and Thomas Petrie alleging breach of an oral employment contract. Management intends to vigorously defend this action, including the filing of a counterclaim for damages based on the employee's misrepresentations at the time of purchase of the assets of a company in which the employee was a shareholder and an employee.

Management believes that the ultimate resolution of these matters will not have a material adverse impact on the Company's financial condition.

NOTE 9 - STOCK OPTIONS

From time to time, the Company grants stock options to directors, officers and outside consultants.

Included in the consolidated statement of operations for the years ended March 31, 2001 and 2000 is $1,600 and $1,300, respectively of consulting services which represents the fair value of consideration paid in the form of non-employee stock options at the grant date.

A summary of the Company's stock option activity and related information for the years ended March 31, 2001 and 2000, is as follows:








                                     F-16
                ADM TRONICS UNLIMTED, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED MARCH 31, 2001 AND 2000


NOTE 9 - STOCK OPTIONS (Cont'd)


                                   Year Ended            Year Ended
                                 March 31, 2001        March 31, 2000

                                         Weighted                Weighted
                                         Average                  Average
                                         Exercise                 Exercise
                              Options     Price	     Options       Price

Outstanding at beginning
 of year                     9,392,819   $0.4152    9,292,819     $0.4373
Granted                        100,000    0.1800      500,000      0.6250
Exercised                         -	        -            -           -
Expired                       (500,000)   (.4860)    (400,000)     (.4025)
Outstanding at end
 of year                     8,992,819    0.4087    9,392,819      0.4152
Exercisable at end
 of year                     8,992,819   $0.4087    9,392,819      0.4152


The expiration dates and exercise prices of stock options, which were fully vested at March 31, 2001, were as follows:

      Expiration              Number of       Exercise
         Date                  Options         Price

      June 2, 2001             700,000         $0.375
      June 2, 2001             100,000         $0.180
      November 1, 2001       3,000,000         $0.625
      December 31, 2002      3,000,000         $0.500
      February 3, 2003       2,192,819         $0.180

                              8,992,819

The options with expiration dates of June 2, 2001 were not exercised and have expired and were canceled.













                                     F-17
              ADM TRONICS UNLIMTED, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED MARCH 31, 2001 AND 2000


NOTE 9 - STOCK OPTIONS (Cont'd)

The weighted average fair value of options outstanding at March
31, 2001 were as follows:

                                                   Weighted Average
                                                   Fair Value at
                                     Number of     Date of
                                      Options      Grant
Exercise price exceeded the
market price at grant date           6,100,000      $0.0200

Exercise price equaled the
market price at grant date             700,000      $0.0479

Exercise price was less than
the market price at grant date       2,192,819      $0.0416

                                     8,992,819

The determination of the fair value of all stock options granted was calculated using the Black-Scholes option - pricing model based on (i) a risk-free interest rate of 5.5%, (ii) an expected option life based on original life of each option, (iii) an expected volatility in the market price of the Company's common stock of 63%, and (iv) no expected dividends on the underlying stock.

NOTE 10 - SEGMENT INFORMATION, GEOGRAPHICAL INFORMATION
          AND MAJOR CUSTOMERS

a) Segment Information

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









                                     F-18
               ADM TRONICS UNLIMTED, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

NOTE 10 - SEGMENT INFORMATION, GEOGRAPHICAL INFORMATION
          AND MAJOR CUSTOMERS (Cont'd)

The accounting policies of the segments are the same as those described in Note 1. The Company evaluates performance on profit or loss from operations before income taxes.

Information about segment operations follows:

                                 Chemical          Medical         Total
Year Ended March 31, 2001
Revenues from external
 customers                    $  697,195        $1,083,006     $1,780,201
Interest revenue                  18,632             5,375         24,007
Interest expense                   4,392            25,540         29,932
Depreciation and
 amortization                     34,362           218,382        252,744
Segment loss                     (78,493)         (520,995)      (599,488)
Segment assets                 1,108,573         1,393,020      2,501,593
Expenditures for segment
 assets                             -                2,310          2,310

Year ended March 31, 2000
Revenues from external
 customers                    $  950,947        $1,747,650     $2,698,597
Interest revenue                  21,393               263         21,656
Interest expense                    -               23,868         23,868
Depreciation and
 amortization			    62,222           196,312        258,534
Segment loss                    (297,567)	        (147,387)	     (444,954)
Segment assets                 1,192,843         1,764,532      2,957,357
Expenditures for segment
 assets                            5,068              -             5,068



















                                     F-19
            ADM TRONICS UNLIMTED, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

NOTE 10 - SEGMENT INFORMATION, GEOGRAPHICAL INFORMATION
          AND MAJOR CUSTOMERS (Cont'd)


b) Geographical Information

Sales to unaffiliated customers, based on location of customer, is as follows:

                                               Year Ended March 31,
                                             2001              2000

      Chemical Segment:
      United States                       $  595,268      $  892,969
      England                                 41,536            -
      Australia                               21,707          24,214
      Other foreign countries                 38,684          33,764
                                          $  697,195      $  950,947

      Medical Segment:
      United States                       $  893,849      $1,558,731
      Asia                                   168,877         115,425
      Other foreign countries                 20,280          73,494
                                          $1,083,006      $1,747,650

c) Major Customers

Sales to individual unaffiliated customers in excess of 10% of net sales to unaffiliated customers are shown below.

                                               Year Ended March 31,
                                             2001                2000
       Medical Segment:
        Customer A                         $690,078         $1,164,120

Individual accounts receivable balances at March 31, 2001 in excess of 10% of total accounts receivable are as follows:

                                               Year Ended March 31,
                                             2001                2000
       Medical Segment:
        Customer A                         $36,904             $90,146
        Customer B                         $67,066                 -









                                     F-20
               ADM TRONICS UNLIMTED, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE YEARS ENDED MARCH 31, 2001 AND 2000

NOTE 10 - SEGMENT INFORMATION, GEOGRAPHICAL INFORMATION
          AND MAJOR CUSTOMERS (Cont'd)

d) Product Information

The approximate percentage of sales to unaffiliated customers, based on products, is as follows:
                                           Year Ended March 31,
                                          2001              2000
       Chemical Segment:
        Adhesives and primers              65%               52%
        Resins and coatings                34%               42%
        Additives and others                1%                6%

       Medical Segment:
        Contract manufacturing             66%               82%
        Sofpulse units                     11%                2%
        Sonotron devices                   14%                8%
        Other medical devices               9%                8%

NOTE 11 - SIGNIFICANT TRANSACTION AND EVENT

a) Needle Eater

In April 1999, the Company, pursuant to an asset purchase agreement, purchased certain tangible and intangible assets and certain operating rights relating to a device that grinds and disposes of syringes and other medical sharps. In connection therewith, the Company paid $48,826 in cash, granted stock options to purchase 500,000 shares of the Company's Common Stock at an exercise price of $.625 which expired in March 2001, and executed a consulting agreement providing for monthly payments of $750 for twenty-four months. Under this agreement, the Company received fifteen Needle Eater devices, related supplies and assignment of certain Patent rights. The Company intends to manufacture and sell Needle Eater devices nationally and via the internet.

Additionally, the asset purchase agreement contains a provision for contingent consideration whereby on March 2001 and each year thereafter until March 2012, the Company must pay the seller the greater of $50,000 or 5% of net sales relating to the product for that year. If however, 5% of sales are less than $50,000, the Company has the option to only pay the 5% of sales amount and return all rights to the product acquired back to the seller. During the years ended March 31, 2001 and 2000, the Company sold approximately 50 and 60 Needle Eater devices resulting in revenues of approximately $56,000 and $64,000, respectively.







                                     F-21
                ADM TRONICS UNLIMTED, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED MARCH 31, 2001 AND 2000


NOTE 11 - SIGNIFICANT TRANSACTION AND EVENT (Cont'd)

b) Private Placement

During the year ended March 31, 2000, the Company, through its wholly owned subsidiary, Immuno-Therapy Corporation (ITC), continued research and development activities relating to the development of a blood irradiation device intended to be effective in the treatment of certain viral and bacterial infections in humans and animals. Through March 31, 2001, the Company spent approximately $313,000 in research and development expense.

ITC intends to fund future research and development costs through a private placement offering which commenced on March 10, 2000.
On February 21, 2001, such offering was replaced by another private placement offering in which the Company and ITC are offering to sell 125,000 units at $2.00 per unit (each unit consisting of one share of the Company's Preferred Stock and one share of ITC's common stock) on a "best efforts, all or none basis" and on a "best efforts" basis as to an additional 1,125,000 units. The offering period was to expire on June 30, 2001 which was subject to extension by the Board of Directors. On June 29, 2001, the Board extended the offering period for an additional 60 days. At March 31, 2001, the Company held in escrow $210,500 in subscription funds.

The Company is authorized to issue 5,000,000 shares of Preferred
Stock, $.01 par value. The Board of Directors shall determine the terms and conditions of such Preferred Stock to be issued.





















                                      F-22

Item 8.	Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure

                             Not applicable.


PART III

Item 9.	Directors and Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act

I.

(a)   Identification of Executive Officers and Directors

Name                                Age         Position

Dr. Alfonso Di Mino                 81          President, Chief Executive
                                                Officer and Director

Vincent Di Mino                     75          Vice President of

                                                Production and Director

Andre' Di Mino                      45          Executive Vice President,
                                                Secretary, Treasurer,
                                                Chief Operating Officer
                                                and Director

Dr. Harold Gelb                     76          Director


Dr. Alfonso Di Mino has been President and a Director of the Company since 1969.

Vincent Di Mino has been Vice President of Production since
1969 and a Director of the Company since 1987.

Andre' Di Mino has been Executive Vice President and Chief
Operating Officer since 1987 and Secretary and Treasurer of the Company since 1978. Mr. Di Mino has been a Director of the Company since 1987.

Dr. Harold Gelb has been a practicing dentist for more than 25 years. Dr. Harold Gelb is an expert in the diagnosis and treatment of craniomandibular disorders. He is an author of several texts on the subject of craniomandibular pain and has lectured worldwide on that area of practice.

(b)	Identify Significant Employees

Thomas Petrie, age 56, may be deemed to be a significant employee. Thomas Petrie has been the President of PAC for approximately six years.

                                     24

(c)	Family Relationships

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

Not Applicable.


II.	Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of any Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(a) under the Exchange Act during its most recent fiscal year and any Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representations referred to in subparagraph (b)(2)(i) of Item 405 of Regulation S-B, no person who at any time during the fiscal year ended March 31, 2001 was a director, officer, to the knowledge of the Company a beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12, failed to file on a timely basis, as disclosed in the above Forms, reports required by
Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

                                     25

Item 10.	Executive Compensation

The following table (the "Summary Table") sets forth the salary, bonus and other annual compensation earned by (i) the Company's chief executive officer and (ii) the Company's four most highly compensated executive officers other than the chief executive officer who served as such on March 31, 2001 and whose total annual salary and bonus exceeded $100,000 (the "Named Officer"):

Name and                           Annual         Securities
Principal        Fiscal Year     Compensation     Underlying
Position         Ended March 31    Salary          Options

Dr. Alfonso         2001           $93,600           -0-
Di Mino,
President and
Chief Executive
Officer
                    2000           $93,600           -0-

                    1999           $93,600           -0-


No individual grants of stock options were made during the fiscal year ended March 31, 2001 to the Named Officer.

No options issued by the Company were exercised by the Named
Officer during the fiscal year ended March 31, 2001. On that date, there were 715,741 shares of Common Stock underlying unexercised options held by the Named Officer all of which were exercisable and were out-of-the-money. The Company did not reprice any stock option or SAR previously awarded to the Named Officer.

During the fiscal years ended March 31, 2001, 2000 and 1999, no other compensation not otherwise referred to herein was paid or awarded by the Company to the Named Officer, the aggregate amount of which compensation, with respect to any such person, exceeded the lesser of $50,000 or 10% of the annual salary and bonus reported in the Summary Table for such person.

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

The Company does not have any compensatory plan or arrangement, including payments to be received from the Company with respect to any person named in the Summary Table, which plan or arrangement results

                                     26
or will result from the resignation, retirement or any other termination of such person's employment with the Company and its subsidiaries or from a change in control of the Company or a change in such person's responsibilities following a change in control and the amount involved, including all periodic payments or installments, exceeds $100,000.

Item 11. Security Ownership of Certain Beneficial Owners and Management

(a), (b)

The following table sets forth certain information as of June 26, 2001 with respect to any person who is known to the Company to be the beneficial owner of more than 5% of any class of its voting securities and as to each class of the Company's equity securities beneficially owned by its directors and directors and officers as a group:

Title       Name and Address        Amount        Approximate
 of         of Beneficial           of            Percent
Class       Owner                   Beneficial    of
                                    Ownership(1)  Class (1)

Common      Dr. Alfonso Di Mino     3,049,980(2)      9%(2)
Stock,      224-S Pegasus Ave.      shares
$.0005      Northvale, NJ 07647
par value

Common      Andre' Di Mino          8,249,774(3)     25%(3)
Stock,      224-S Pegasus Ave.      shares
$.0005      Northvale, NJ 07647
par value                           1,700,000(4)      5%(4)
                                    shares

                                    3,400,000(5)     10%(5)
 	                              shares

Common      Vincent Di Mino         2,587,928(6)      8%(6)
Stock,      224-S Pegasus Ave.      shares
$.0005      Northvale, NJ 07647
par value
                                    5,100,000(7)     15%(7)
                                    shares


Common      Burton Friedlander      6,313,900(8)     19%(8)
Stock,      104 Field point Road.   shares
$.0005      Greenwich CT 06830
par value

Common      Dr. Harold Gelb           500,000(9)      2%(9)
Stock,	425 E. 58 Street        shares
$.0005      New York, NY 10022
par value


                                     27

Common      Heiko H. Thieme         7,617,500(12)    23%(12)
Stock,      1370 Ave of the Americas
$.0005      New York, N.Y. 10019
par value

Common      Officers and Direc-    19,487,682(13)    58%(13)
Stock,      tors as a group        shares
$.0005      (4 persons)
par value


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

(2)	Represents (a) 1,004,239 shares of Common Stock directly owned by Dr. Di Mino, (b) 715,741 shares of Common Stock that may be acquired by Dr. Di Mino upon exercise of options, (c)
1,000,000 shares of Common Stock beneficially owned by the spouse of Dr. Di Mino, in which shares Dr. Di Mino disclaims any beneficial ownership, and (d) 1,330,000 shares of Common
Stock, which includes the 1,000,000 shares described in (c) above, subject to an agreement dated July 8, 1987 pursuant to which Dr. Di Mino has the power to vote such shares.

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

(5)	Represents 1,700,000 shares of Common Stock held each by the
Maria Elena Di Mino and Maurice Di Mino Irrevocable Trusts, a
Trustee of which is Andre' Di Mino who may be deemed to be a beneficial owner of the shares held by such Trusts by reason of his power to vote such shares.

(6)	Represents (a) 1,287,928 shares of Common Stock directly owned by Mr. Di Mino, (b) 700,000 shares of Common Stock that may be acquired by Mr. Di Mino upon exercise of options, (c) 300,000 shares of Common Stock beneficially owned by the spouse of

                                     28
Vincent Di Mino, and (d) 300,000 shares of Common Stock owned by the child of Mr. Di Mino who resides in his home, in all of which shares set forth in (c) and (d) of this Note Mr. Di Mino disclaims any beneficial ownership.

(7)	Represents 5,100,000 shares of Common Stock of which 1,700,000 such shares are held by each of the Andre' Di Mino Irrevocable
Trust, the Maria Elena Di Mino Irrevocable Trust and the
Maurice Di Mino Irrevocable Trust. Vincent Di Mino, a Trustee of each of such Trusts, may be deemed to be a beneficial owner of the shares held by such Trusts by reason of his power to vote such shares.

(8)	Represents (a) 417,300 shares of Common Stock directly owned by Mr. Friedlander, (b) 3,000,000 shares of Common Stock that may be acquired by Mr. Friedlander upon exercise of a warrant, and (c) 2,896,600 shares of Common Stock owned by Friedlander
International Limited.

(9)	Represents shares of Common Stock that may be acquired by Dr.
Gelb upon exercise of options.

(10)	Represents shares of Common Stock that may be acquired by Mr.
Petrie upon exercise of options.

(11) Less than 1%.

(12)	Represents (a) 3,000,000 shares of Common Stock that may be
acquired upon exercise of a Warrant, (b) 2,000,000 shares of Common Stock owned by The American Heritage Fund, Inc., (c)
1,617,500 shares of Common Stock Owned by The Global
Opportunity Fund Limited, and (d)1,000,000 shares of Common
Stock that may be acquired by The Global Opportunity Fund
Limited upon exercise of a Warrant.

(13)	See Notes above.



(c)	Changes in Control

The Company is not aware of any arrangement which may result in a change in control of the Company.


Item 12.	Certain Relationships and Related Transactions

(a) In February 2001, Dr. Alfonso Di Mino loaned the Company $150,000 at 10% interest repayable in monthly installments of $5,000, which began in March 2001. The proceeds of the note were used to pay the outstanding indebtedness due to a bank of $195,000, which was repaid in full in March 2001.

From time to time, the Company has loaned money to Andre'
Di Mino at an interest rate of 3% per annum.  Reference is made to

                                     29
the responses to Items 9 and 11 hereof. The largest aggregate amount of indebtedness, including interest, outstanding at any time since the beginning of the Company's fiscal year ended March 31, 2001 was approximately $87,900 and the approximate amount of principal and interest outstanding as of March 31, 2001 was $85,600.

As payment for consulting services, on March 16, 1999 the Company issued a warrant to Heiko H. Thieme. The warrant expires on December 31, 2002 and permits the holder to purchase up to 3,000,000 shares of the Company's Common Stock at a price of $.375 per share until December 31, 2000 and at a price of $.50 per share thereafter.

As payment for consulting services, on June 2, 2000 the Company issued to Dr. Harold Gelb an option to purchase 100,000 shares of the Company's Common Stock at $.18 per share. The option expired on June 2, 2001.

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

3.1 Certificate of Incorporation and amendments thereto filed on August 9, 1976 and May 15, 1978. Exhibit 3(a) to the
       Company's Registration Statement on Form 10, File No. 0-17629 (the "Form 10"), is hereby incorporated by reference.
3.2 Certificate of Amendment to Certificate of Incorporation filed December 9, 1996. Exhibit 3(a) to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 is hereby incorporated by reference.
3.3 By-Laws. Exhibit 3(b) to the Form 10 is hereby incorporated by reference.
4.1 Warrant issued to the Global Opportunity Fund Inc. Exhibit 4.1 to Amendment No. 1 to the Company's Annual Report on Form 10 KSB for the fiscal year ended March 31, 1998 is hereby incorporated by reference.



                                     30
4.2 Warrant issued to Heiko H. Thieme. Exhibit 4.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999 is hereby incorporated by reference.
4.3 Warrant issued to Burton Friedlander. Exhibit 4.3 to the Company's Annual Report on Form 10KSB for the fiscal year ended March 31, 2000 is hereby incorporated by reference.
9.1 Trust Agreements of November 7, 1980 by and between Dr. Alfonso Di Mino et al. Exhibit 9 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31,
       1993 is hereby incorporated by reference.
10.1 Memorandum of Lease by and between the Company and Cresskill Industrial Park III dated as of August 26, 1993. Exhibit 10(a) to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1994 is hereby incorporated by reference.
10.2 Agreement of July 8, 1987 by and between Donna Di Mino, Dr. Alfonso Di Mino, et al. Exhibit 10(q) to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31,
       1993 is hereby incorporated by reference.
10.3 Agreement of June 9, 1992 by and between Advent Medical Technology, Inc. and Arthritic Relief Centers, Inc. Exhibit
       2 to the Company's Current Report on Form 8-K dated June 9, 1992 is hereby incorporated by reference.
10.4 Agreement of June 9, 1992 by and between Advent Medical Technology, Inc. and Vet Sonotron Systems, Inc. Exhibit 3 to the Company's Current Report on Form 8-K dated June 9, 1992 is hereby incorporated by reference.
10.5 Amendment to Agreement of March 16, 1993 by and between Arthritic Relief Centers, Inc. and Advent Medical Technology, Inc. Exhibit 10(k) to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993 is hereby incorporated by reference.
10.6 Voting Agreement of March 16, 1993 by and between Vet Sonotron Systems, Inc. and Advent Medical Technology, Inc. Exhibit 10(l) to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993 is hereby incorporated by reference.
10.7 Voting Agreement of March 16, 1993 by and between Arthritic Relief Centers, Inc. and Advent Medical Technology, Inc.
       Exhibit 10(m) to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993 is hereby incorporated by reference.
10.8 Employment Agreement of November 26, 1997 between Thomas Petrie and Precision Assembly Corp. Exhibit 10.11 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998 is hereby incorporated by reference.
21.1   Subsidiaries of the Company. *
_________________________
*   Filed herewith.

(b)   Reports on Form 8-K

            Not applicable


                                     31

	                       SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                ADM TRONICS UNLIMITED, INC.

                           By:  /s/ Dr. Alfonso Di Mino, President
                                    -------------------
                                    Dr. Alfonso Di Mino

Dated:  July 13, 2001

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures                       Title                      Date

/s/ Dr. Alfonso Di Mino          Chief Executive Officer
    -------------------          and Director               July 13, 2001
    Dr. Alfonso Di Mino

/s/ Andre' Di Mino		   Principal Financial
    -------------------          and Accounting Officer
    Andre' Di Mino               and Director               July 13, 2001

/s/ Vincent Di Mino              Director                   July 13, 2001
    -------------------
    Vincent Di Mino


    -------------------          Director
    Dr. Harold Gelb




EXHIBIT 21.1         SUBSIDIARIES

Subsidiary Name                           State of Incorporation

Sonotron Medical Systems, Inc.            Delaware
Vet-Sonotron Systems, Inc.                Delaware
Pegasus Laboratories, Inc.                New Jersey
AA Northvale Medical Associates, Inc.     New Jersey
Arthritic Relief Centers, Inc.            Nevada
ADM Medical Ventures, Inc.                Nevada
Enviro-Pack Development Corporation       New Jersey
Precision Assembly Corporation            New Jersey
Immuno-Therapy Corporation                New Jersey (A subsidiary
                                                      of Precision
                                                      Assembly
                                                      Corporation)
                                     32