Form 10QSB
period 2001-06-30
ADM TRONICS UNLIMITED INC/DE
filed 2001-08-17
CIK 849401

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2001

                                    OR

      [ ]     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

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

             47,382,037 shares of Common Stock, $.0005 par value,
                           as of August 10, 2001




                       ADM TRONICS UNLIMITED, INC.

                                 INDEX
                                                            Page Number
Part I. Financial Information

Item 1. Consolidated Financial Statements:

  Consolidated Balance Sheets - June 30, 2001
     and March 31, 2001                                          2

  Consolidated Statements of Operations - For the
     three months ended June 30, 2001 and 2000                   3

  Consolidated Statement of Changes in Stockholders'
     Equity - For the three months ended June 30, 2001           3

  Consolidated Statements of Cash Flows - For the
     three months ended June 30, 2001 and 2000                   4

  Notes to Consolidated Financial Statements                     5

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                            6

              ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                                    (UNAUDITED)
                                                  JUNE       MARCH
Assets                                          30, 2001    31, 2001

Current assets:

 Cash and cash equivalents                   $   55,854   $  113,458
 Accounts receivable--trade, less allowance
  for doubtful accounts of $89,000              147,082      211,134
 Inventories:
  Raw materials and supplies                    341,839      186,550
  Finished goods                                 39,706       43,478
 Equipment held for sale                        588,063      792,244
 Other current assets                            54,097       38,492

    Total current assets                      1,226,641    1,385,356

Property and equipment, at cost, net
 accumulated depreciation of $373,575            97,015      101,143
Equipment in use and under lease agreements,
 at cost, net of accumulated depreciation of
 $431,203 and $391,272, respectively            531,916      581,782
Loan receivable from officer, bearing
 interest at 3% per annum, unsecured             57,591       58,991
Other assets                                    158,865      163,821
Escrow private placement subscription
 deposits - contra                               60,000      210,500

    Total assets                             $2,132,028   $2,501,593

Liabilities and stockholders equity:

Current liabilities:
 Accounts payable-trade                      $  209,470   $  186,118
 Accrued expenses                                47,067      102,706
 Notes payable - related party                  137,325       73,229

    Total current liabilities                   393,862      362,053

Notes payable - long-term portion                  -          85,000

Escrow subscription deposits - Contra            60,000      210,500

Stockholders' equity                          1,678,166    1,844,040

    Total liabilities and
      stockholders' equity                   $2,132,028   $2,501,593


      See accompanying notes to consolidated financial statements.

                  ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            THREE MONTHS ENDED
                                                 June 30,
                                             2001        2000
       Revenues:
        Sales                             $ 385,925   $ 576,625
        Interest and other income             2,056       5,338
           Total revenues                   387,981     581,963

       Costs and expenses:
        Cost of sales                       208,244     195,760
        Selling, general and
         administrative                     345,615     438,995
           Total costs and expenses         553,859     634,755

       Net loss                           $(165,878)  $( 52,792)

       Weighted average number of
        common shares outstanding        47,382,037  47,382,037

       Net loss per share                    (0.003)     (0.001)

       See accompanying notes to consolidated financial statements.



                  ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE THREE MONTHS ENDED JUNE 30, 2001


                Preferred  Common
	          Shares     Shares             Capital
	          5,000,000  150,000,000        in
	          Authorized Authorized         excess
	          $.01 Par   $.0005 Par  Par    of Par    Accumulated
		    Value      Value       Value  Value     Deficit      Total


Balances -
  March 31, 2001   -     47,382,037  $23,691 $6,763,618 $(4,943,269) $1,844,040

Net loss for the
  period ended
  June 30, 2001                                            (165,878)   (165,878)

Balances -
  June 30, 2001    -    47,382,037   $23,691 $6,763,618  $5,109,147  $1,678,162


             See accompanying notes to consolidated financial statements.

                ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                       THREE MONTHS ENDED
	                                                       JUNE 30,
	                                                   2001       2000
Cash flows from Operating activities:
 Net loss                                              (165,878)   (52,792)
 Adjustments to reconcile net loss
  to net cash from operating activities:
   Depreciation and amortization                         48,734     63,591
   Common stock options issued as compensation             -           400
  Changes in operating assets and liabilities:
   Accounts receivable--trade                            64,052    (39,875)
   Inventories                                         (151,517)   (20,157)
   Other current assets                                 (15,605)     8,492
   Equipment in use or under lease                      (47,716)    31,674
   Equipment held for sale                              204,181     (9,625)
   Other assets                                         (30,326)     2,559
   Accounts payable--trade                               23,352    116,717
   Accrued expenses and other                           (55,639)    (8,779)

 Net cash flows provided by (used in)
  operating activities                                 (125,162)    92,205

Cash flows from Investing activities:
 Purchases of property and equipment                      2,062     (2,310)
 Loan to officer, net of repayments                       1,400      1,300

 Net cash flows provided by
  investing activities                                    3,462     (1,010)
Cash flows from Financing activities:
 Payments on notes payable                               64,096      2,125
Net change in cash and cash equivalents                 (57,604)    93,320
Cash and cash equivalents--beginning of year            113,458    322,208
Cash and cash equivalents--end of period                 55,854    415,528

Supplemental disclosures:
 Interest paid                                            1,357     9,989


          See accompanying notes to consolidated financial statements.

                    ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)
Note 1-Basis of Presentation:

The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2001 (the "Form 10-KSB") and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in financial positions for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with financial statements and notes included in the Form 10-KSB.

Note 2.  Segment Information

Information about segment information is as follows:


Three Months Ended June 30, 2001:         Chemical   Medical      Total

 Revenues from external customers         172,716    213,209      385,925
 Segment profit (loss)                    (35,040)  (132,894)    (167,934)

Three Months Ended June 30, 2000:

 Revenues from external customers         173,926    402,699      576,625
 Segment profit (loss)                      5,221    (63,351)     (58,130)




















5






Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At June 30, 2001 the Company had cash and equivalents of $55,854 as compared to $113,458 at March 31, 2001. This decrease was the result of net cash flows used in operations offset by cash flows provided by investing activities and financing activities.

Operating Activities

Net cash flows used in operating activities were $125,162 for the three months ended June 30, 2001 as compared to net cash flows provided by operating activities of $92,205 in 2000. This increase in cash used was primarily due to the loss for the three months ended June 30, 2001 offset by a net decrease in operating assets and operating liabilities.

Investing Activities

Cash flows provided by investing activities consisted of repayments of officer loan and by cash expenditures of $2,068 for the purchase of equipment.

Financing Activities

Cash flows from financing activities consisted of an increase in notes payable.

The Company does not have any material external sources of liquidity or unused sources of funds.

Results of Operations
Quarter Ended June 30, 2001

Revenues

Revenues were $385,925 in 2001 as compared to $576,625 in 2000 representing a decrease of $190,700 or 33%. Revenues from the Company's medical electronics activities decreased $189,490, primarily in contract manufacturing, and chemical revenues decreased $1,210.

Gross Profit

Gross profit of $177,681 in 2001 was $203,184 or 53% below the gross profit of $380,865 in 2000. Gross profit was 46% of revenues in 2001 as compared with 66% of revenues in 2000. The decrease in gross profit margin was primarily due to the product mix of sales with higher sales of products with a lower margin.

Operating Loss

Operating loss in 2001 was ($165,878) compared to ($52,792) in 2000. Selling, general and administrative expenses decreased by $93,380 primarily due to a reduction in operating expenditures and overhead costs from a consolidation of the registrant's second facility into its facility in Northvale, New Jersey.

Other Income

Other income in 2001 was $2,056 as compared to $5,338 in 2000. The decrease was due to a decrease in interest income from reduced amounts invested.


                                            6






                                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              ADM Tronics Unlimited, Inc.



                                              By:\s\ Dr. Alfonso DiMino
                                                     Dr. Alfonso DiMino
                                                     President


                                          And By:\s\ Andre' DiMino
                                                     Andre' DiMino
                                                     Principal Financial Officer
Dated: Northvale, New Jersey
       August 17, 2001





























7