Form 10QSB
period 2001-09-30
ADM TRONICS UNLIMITED INC/DE
filed 2001-11-19
CIK 849401

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2001

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

             47,382,037 shares of Common Stock, $.0005 par value,
                           as of November 12, 2001













                       ADM TRONICS UNLIMITED, INC.

                                 INDEX
                                                            Page Number
Part I. Financial Information

Item 1. Consolidated Financial Statements:

  Consolidated Balance Sheets - September 30, 2001
     and March 31, 2001                                          2

  Consolidated Statements of Operations - For the
     three months and six months ended September
     30, 2001 and 2000                                           3

  Consolidated Statement of Changes in Stockholders'
     Equity - For the six months ended September 30, 2001        3

  Consolidated Statements of Cash Flows - For the
     six months ended September 30, 2001 and 2000                4

  Notes to Consolidated Financial Statements                     5

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                            6-7































                                     1







                        ADM TRONICS UNLIMITED, INC.
                        CONSOLIDATED BALANCE SHEETS

                                                  (UNAUDITED)
                                                   SEPTEMBER      MARCH
                   ASSETS                          30, 2001      31, 2001
Current assets:
 Cash and equivalents                            $   42,657   $   113,458
 Accounts receivable--trade, less allowance
  for doubtful accounts of $89,000                  259,762       211,134
 Inventories:
  Raw materials and supplies                        474,780       186,550
  Finished goods                                     29,333        43,478
  Equipment held for sale                           428,097       792,244
 Other current assets                                48,558        38,492

    Total current assets                          1,283,187     1,385,356

Property and equipment                               86,536       101,143

Equipment in use and under lease agreements, net
 of accumulated depreciation of $485,610 and
 $391,272 respectively                              455,255       581,782

Loan receivable from officer, bearing
 interest at 3% per annum, unsecured                 56,391        58,991

Other assets                                        155,834       163,821

    Total assets                                  2,037,203     2,501,593

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable-trade                             330,991       186,118
 Accrued expenses and other                          30,677       102,706
 Notes payable                                      147,325        73,229

    Total current liabilities                       508,993       362,053

Stockholders' equity                              1,528,210     1,844,040

    Total liabilities and
      stockholders' equity                       $2,037,203    $2,501,593








                       ADM TRONICS UNLIMITED, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

				    THREE MONTHS ENDED        SIX MONTHS ENDED
                               SEPTEMBER 30,            SEPTEMBER 30,
                              2001     2000            2001     2000

Revenues                    $448,586  $484,861     $834,511  $1,061,486

Costs and expenses:
 Cost of sales               327,802   302,522      536,046     498,282
 Selling, general and
  administrative             272,236   326,674      617,851     775,669

    Total costs and expenses 600,038   639,196    1,153,897   1,273,951

Operating income (loss)     (151,452) (154,335)    (319,386)   (212,465)

Other income:
 Interest and other income     1,500     6,505        3,556      11,843

Income (loss) before income
  taxes                     (149,952) (147,830)    (315,830)   (200,622)

Income taxes                   -0-       -0-          -0-         -0-

Net income (loss)           (149,952) (147,830)    (315,830)   (200,622)
Net income (loss) per common
  share                      $(0.003)  $(0.003)     $(0.007)    $(0.004)



                       ADM TRONICS UNLIMITED, INC.
        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
	         FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001
                              (UNAUDITED)

                                       CAPITAL IN
                                        EXCESS OF
                                 PAR       PAR     ACCUMULATED
                      SHARES    VALUE     VALUE     DEFICIT	    TOTAL

Balance,
 March 31, 2001    47,382,037 $23,691 $6,763,618 $(4,943,269) $1,844,040

Net (loss)--For the
 six months ended
 September 30, 2001                                 (315,830)   (315,830)

Balance, September
 30, 2001          47,382,037 $23,691 $6,763,618 $(5,259,099) $1,528,210


                       ADM TRONICS UNLIMITED, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                      SIX MONTHS ENDED
	                                                  SEPTEMBER 30,
	                                                2001       2000
Cash flows from Operating activities:
 Net income (loss)					    $(315,830) $(200,622)
 Adjustments to reconcile net income (loss)
  to net cash from operating activities:
   Depreciation and amortization                       94,338    125,553
   Common stock options issued as compensation           -           800
  Changes in operating assets and liabilities:
   Accounts receivable--trade                         (48,628)   117,767
   Inventories                                       (274,085)   (66,379)
   Other current assets                               (10,066)     8,039
   Equipment in use or under lease                    105,527      4,042
   Equipment held for sale                            320,027     42,011
   Other assets                                         7,987      6,155
   Accounts payable--trade                            144,873    124,056
   Accrued expenses and other                         (72,033)    57,559
     Total adjustments                                267,940    419,603

 Net cash flows provided by (used in)
  operating activities                                (47,890)   218,981

Cash flows from Investing activities:
 Purchases of property and equipment                  (14,607)    (2,310)
 Repayments of loan to officer                          2,600      2,600

 Net cash flows provided by (used in)
  investing activities                                (12,007)       290

Cash flows from Financing activities:
 Borrowings on notes payable                           10,000       -
 Payments on notes payable                            (20,904)   (96,555)

 Net cash flows provided by (used in)
   financing activities                                10,904    (96,555)

Net change in cash and cash equivalents              $(70,801)  $122,716

Cash and cash equivalents--beginning of year         $113,458   $322,208

Cash and cash equivalents--end of period             $ 42,657   $444,924


Supplemental disclosure of cash flow activities:

 Interest paid                                       $  1,546   $ 19,950





                                       4
                    ADM TRONICS UNLIMITED, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)
Note 1-Basis of Presentation:

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

Note 2.  Segment Information

Information about segment information is as follows:

Six Months Ended September 30, 2001:     CHEMICAL    MEDICAL      TOTAL

 Revenues from external customers        368,915     465,596     834,511
 Segment profit (loss)                  (158,816)   (149,196)   (308,012)

Six Months Ended September 30, 2000:

 Revenues from external customers         390,648    670,838    1,061,486
 Segment profit (loss)                   (204,908)     4,286     (200,622)

Three Months Ended September 30, 2001:

 Revenues from external customers         196,199    252,387      448,586
 Segment profit (loss)                   (123,776)   (16,302)    (140,078)

Three Months Ended September 30, 2000:

 Revenues from external customers         216,722    268,139      484,861
 Segment profit (loss)                   (112,232)   (35,598)    (147,830)








                                            5


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At September 30, 2001 the Company had cash and equivalents of $42,657 as compared to $113,458 at March 31, 2001. This decrease was the result of net cash flows used in operations primarily as a result of the net loss for the period coupled with cash flows used in investing and financing activities.

Operating Activities

Net cash flows used in operating activities increased $266,871 to $47,890 for the six months ended September 30, 2001 as compared to net cash flows of $218,981 for the six months ended September 30, 2000. This increase was primarily the result of the increased net loss for the six months ended September 30, 2001 and a net decrease in operating assets and depreciation.

Investing Activities

Cash flows used in investing activities consisted of cash expenditures of $14,607 for the purchase of equipment offset by cash receipts from repayments of an officer loan of $2,600.

Financing Activities

Cash flows used in financing activities primarily consisted of $20,904 payments of notes payable offset by an increase in notes payable of $10,000.

The Company does not have any material external sources of liquidity or unused sources of funds.


Results of Operations
Quarter Ended September 30, 2001

Revenues

Revenues were $448,586 in 2001 as compared to $484,681 in 2000 representing a decrease of $36,095 or 7%. Revenues from the Company's medical electronics activities decreased $16,000 and chemical revenues decreased $20,000.

Gross Profit

Gross profit of $120,784 in 2001 as compared to $182,339 in 2000 was $61,555 or 34% below the gross profit in 2000. Gross profit was 27% of revenues in 2001 as compared with 38% of revenues in 2000. The decrease in gross profit margin was primarily due to the product mix of sales with higher sales of products with a lower gross margin.

Operating Loss

Operating loss in 2001 was $151,452 compared to $154,335 in 2000. Selling, general and administrative expenses decreased by $54,438 primarily due to a reduction in personnel and consolidation of operations.
                                      6
Other Income

Other income in 2001 was $1,500 as compared to $6,505 in 2000. The decrease was primarily due to a decrease in interest income from reduced amounts invested.



Results of Operations
Six Months Ended September 30, 2001

Revenues

Revenues were $834,511 in 2001 as compared to $1,061,486 in 2000 representing a decrease of $226,975 or 21%. Revenues from the Company's medical electronics activities decreased $205,242 and chemical revenues decreased $21,733.

Gross Profit

Gross profit of $298,465 in 2001 as compared to $563,204 in 2000 was $264,739 or 47% lower than the gross profit in 2000. Gross profit was 36% of revenues in 2001 and 54% in 2000. The decrease in gross profit margin is due to the mix in product sales with higher sales of products with a lower gross margin.

Operating Income (Loss)

Operating loss was ($167,934) in 2001 compared to ($212,465) in 2000. Selling, general and administrative expenses decreased by $157,818 due to a reduction in personnel and consolidation of operations.

Other Income

Other income of $3,556 in 2001 decreased $8,287 from $11,843 in 2000, due to a reduction in interest income from reduced amounts invested.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                              ADM Tronics Unlimited, Inc.


                                             By:\s\ Andre' DiMino
                                                Andre' DiMino
                                                Principal Financial Officer
Dated: Northvale, New Jersey
       November 19, 2001


                                       7