Form 10QSB
period 2001-12-31
ADM TRONICS UNLIMITED INC/DE
filed 2002-02-12
CIK 849401

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2001

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

             47,382,037 shares of Common Stock, $.0005 par value,
                           as of February 4, 2002






















                       ADM TRONICS UNLIMITED, INC.

                                 INDEX
                                                            Page Number
Part I. Financial Information

Item 1. Consolidated Financial Statements:

  Consolidated Balance Sheets - December 31, 2001
     and March 31, 2001                                          2

  Consolidated Statements of Operations - For the
     three months and nine months ended December
     31, 2001 and 2000                                           3

  Consolidated Statement of Changes in Stockholders'
     Equity - For the nine months ended December 31, 2001        3

  Consolidated Statements of Cash Flows - For the
     nine months ended December 31, 2001 and 2000                4

  Notes to Consolidated Financial Statements                     5

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                            6


Part II. Other Information

Item 1. Legal Proceedings                                        7

Item 6. Exhibits and Reports on Form 8-K                         8





                                    1


                        ADM TRONICS UNLIMITED, INC.
                        CONSOLIDATED BALANCE SHEETS


                                                  (UNAUDITED)
                                                   DECEMBER       MARCH
                   ASSETS                          30, 2001      31, 2001
Current assets:
 Cash and equivalents                            $   31,610   $   113,458
 Accounts receivable--trade, less allowance
  for doubtful accounts of $89,000                  195,838       211,134
 Inventories:
  Raw materials and supplies                        432,644       186,550
  Finished goods                                     43,442        43,478
  Equipment held for sale                           540,061       792,244
 Other current assets                                34,815        38,492

    Total current assets                          1,278,410     1,385,356

Property and equipment                               76,005       101,143

Equipment in use and under lease agreements, net
 of accumulated depreciation of $497,060 and
 $391,272 respectively                              460,157       581,782

Loan receivable from officer, bearing
 interest at 3% per annum, unsecured                 55,091        58,991

Other assets                                        153,243       163,821

Escrow private placement subscription
 Deposits - contra                                     -          210,500

    Total assets                                  2,022,906     2,501,593

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable-trade                             227,588       186,118
 Accrued expenses and other                          18,356       102,706
 Notes payable                                      147,325        73,229

    Total current liabilities                       393,269       362,053

Note payable, long-term portion                        -           85,000
Escrow subscription deposits - contra                  -          210,500

Stockholders' equity                              1,629,637     1,844,040

    Total liabilities and
      stockholders' equity                       $2,022,906    $2,501,593


                                      2




                       ADM TRONICS UNLIMITED, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                   DECEMBER 31,          DECEMBER 31,
                                  2001      2000        2001      2000

Revenues                         $287,768 $428,701   $1,122,279 $1,490,187

Costs and expenses:
 Cost of sales                    (32,158) 283,757      503,888    782,039
 Selling, general and
  Administrative                  218,848  356,351      836,699  1,132,020

    Total costs and expenses      186,690  640,108    1,340,587  1,914,059

Operating income (loss)           101,078 (211,407)    (218,308)  (423,872)

Other income:
 Interest and other income            349    6,020        3,905     17,863

Loss before income taxes          101,427 (205,387)    (214,403)  (406,009)

Income taxes                         -        -            -          -

Net profit (loss)                 101,427 (205,387)    (214,403)  (406,009)

Net income (loss) per
 common share                      $0.002  $(0.004)     $(0.004)   $(0.009)



                           ADM TRONICS UNLIMITED, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE NINE MONTHS ENDED DECEMBER 31, 2001
                                 (UNAUDITED)

                                        CAPITAL IN
                                         EXCESS OF
                                  PAR       PAR      ACCUMULATED
                      SHARES     VALUE     VALUE       DEFICIT       TOTAL

Balance,
 March 31, 2001     47,382,037  $23,691  $6,763,618  $(4,943,269)  $1,844,040

Net loss--For the
 nine months ended
 December 31, 2001                                      (214,403)    (214,403)

Balance,
 December 31, 2001  47,382,037  $23,691  $6,763,618  $(5,157,672)  $1,629,637



                                           3
                       ADM TRONICS UNLIMITED, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                     NINE MONTHS ENDED
	                                                 DECEMBER 31,
	                                              2001          2000
Cash flows from Operating activities:
 Net loss                                        $(214,403)   $(406,009)
 Adjustments to reconcile net income (loss)
  to net cash from operating activities:
   Depreciation and amortization                   141,507      186,761
   Common stock options issued as compensation        -           1,200
  Changes in operating assets and liabilities:
   Accounts receivable-trade                        15,296       86,208
   Inventories                                    (246,058)      45,946
   Other current assets                              3,677        7,999
   Equipment in use or under lease agreements      128,188      (13,937)
   Equipment held for sale                         252,183       58,316
   Other assets                                    (87,221)      (8,063)
   Accounts payable                                 41,470       71,231
   Accrued expenses and other                      (84,352)     226,379

 Net cash flows provided by (used in)
  operating activities                             (49,713)     256,031

Cash flows from Investing activities:
 Purchases of property and equipment               (25,131)      (2,310)
 Repayments of loan to officer                       3,900        3,800

 Net cash flows provided by (used in)
  investing activities                             (21,231)       1,490

Cash flows from Financing activities:
 Borrowings on notes payable                        10,000     (120,773)
 Notes payable long term                           (20,904)        -

 Net cash flows provided by (used in)
  financing activities                              10,904     (120,773)

Net change in cash and cash equivalents           $(81,848)    $136,748

Cash and cash equivalents--beginning of year      $113,458     $322,208

Cash and cash equivalents--end of period          $ 31,610     $458,956


Supplemental disclosure of cash flow activities:

 Interest paid                                      1,546       26,272

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

Note 2.  Segment Information

Information about segment information is as follows:

Nine Months Ended December 31, 2001:      CHEMICAL    MEDICAL      TOTAL

 Revenues from external customers         517,585     604,694   1,122,279
 Segment profit (loss)                    (65,373)   (149,030)   (214,403)

Nine Months Ended December 31, 2000:

 Revenues from external customers         574,582    915,605    1,490,187
 Segment profit (loss)                    (45,897)  (360,112)    (406,009)

Three Months Ended December 31, 2001:

 Revenues from external customers         150,954    136,814      287,768
 Segment profit (loss)                    127,253    (25,776)     101,477

Three Months Ended December 31, 2000:

 Revenues from external customers         183,934    244,767      428,701
 Segment profit (loss)                    159,011   (364,398)    (205,387)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 2001 the Company had cash and equivalents of $31,610 as compared to $113,458 at March 31, 2001. This decrease was the result of net cash flows used in operating activities of $49,713 coupled with cash used in investing activities of $21,231 and financing activities of $10, 904.

Operating Activities

Net cash flows used in operating activities were $49,713 as compared to cash flows of $256,031 for the nine months ended December 31, 2001 and 2000, respectively. Cash flows used in operating activities primarily resulted from the net loss for the period of $214,403, a reduction in other assets and accrued expenses of $171,573, collectively offset by an increase in inventories and equipment of $134,313, depreciation and amortization of $141,507 and accounts payable of $41,470.

Investing Activities

Cash flows provided by investing activities consisted of repayments of the officer loan offset by cash expenditures of $25,131 for the purchase of equipment.

Financing Activities

Cash flows used in financing activities primarily consisted of $20,904 reduction in long term notes payable offset by an increase in notes payable of $10,000.

The Company does not have any material external sources of liquidity or unused sources of funds.


Results of Operations
Quarter Ended December 31, 2001

Revenues

Revenues were $287,768 in 2001 as compared to $428,701 in 2000 representing a decrease of $140,933 or 32%. Revenues from the Company's medical electronics activities decreased $107,953 due to a reduction in revenues in contract manufacturing and chemical revenues decreased $32,980.

Gross Profit

Gross profit of $319,926 in 2001 as compared to $144,944 in 2000 was $174,982 or 120% above the gross profit in 2000. The increase in gross profit margin was primarily due the reduction of revenues from contract manufacturing in the medical segment which produce lower gross margins and an adjustment to inventory which reduced the cost of goods sold in this quarter.

Operating Income (Loss)

Operating income in 2001 was $101,078 compared to a loss of ($211,407) in 2000. Selling, general and administrative expenses decreased by $137,503 primarily due to a reduction in personnel and reduced expenses coupled with an adjustment to inventory which reduced cost of goods sold.

Other Income

Other income in 2001 was $349 as compared to $6,020 in 2000. The decrease was due to a decrease in interest income from reduced amounts invested.


Results of Operations
Nine Months Ended December 31, 2001

Revenues

Revenues were $1,122,279 as compared to $1,490,187 in 2000 representing a decrease of $367,908 or 24%. Revenues from the Company's medical electronics activities decreased $310,911 due to reduced revenues from contract manufacturing and chemical revenues decreased $56,997.

Gross Profit

Gross profit of $618,391 in 2001 as compared to $708,148 in 2000 was $89,757 or 12% lower than the gross profit in 2000. Gross profit was 55% of revenues in 2001 and 47% in 2000. The increase in gross profit margin is due to the mix of product sales with higher sales of products with a higher gross margin. Specifically, revenues from contract manufacturing in the medical segment decreased which produces lower gross margins.

Operating Loss

Operating loss was $218,308 in 2001 compared to $423,872 in 2000. Selling, general and administrative expenses decreased by $295,321 due to a reduction in personnel and other expenses.

Other Income

Other income of $3,905 in 2001 decreased $13,958 from $17,863 in 2000, due to a decrease in interest income from reduced amounts invested.


Part II - Other Information

Item 1. Legal Proceedings

On November 20, 2001 in the Supreme Court of the State of New York, County of Rockland, Millennium Medical Research, LLC ("MMR") filed an Order to Show Cause against Immuno-Therapy Corporation ("ITC"), a subsidiary of the Registrant, and Thomas Petrie, President of ITC. The Court granted a temporary restraining order prohibiting ITC from transfering the possession of the ITC Hemo-Irradiator medical device to any party other than MMR. MMR is seeking monetary damages for alleged non-compliance with contractural obligations by ITC. The Registrant believes such allegations are without merit. On December 7, 2001 an answer, counterclaims and third-party complaints were filed by ITC, Precision Assembly Corporation and Pegasus Marketing LLC against MMR seeking, among other things, a restraining order, compensatory and punitive damages, against MMR and Joseph Lorber, Esq., managing member of MMR.

On February 5, 2002 the Court denied MMR's motion for a preliminary injunction and vacated the temporary restraining order against ITC.


Item 6. Exhibits and Reports on Form 8-K

(a) Not applicable.

(b) A Report on Form 8-K dated December 18, 2001 was filed reporting Item 5. Other Events.





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                              ADM Tronics Unlimited, Inc.


                                             By:\s\ Andre' DiMino
                                                Andre' DiMino
                                                Principal Financial Officer
Dated: Northvale, New Jersey
       February 4, 2002