Form 10KSB
period 2002-03-31
ADM TRONICS UNLIMITED INC/DE
filed 2002-07-15
CIK 849401

U.S. SECURITIES AND EXCHANGE COMMISSION
	                     WASHINGTON, D.C. 20549

	                           FORM 10-KSB
(Mark One)

  x	  ANNUAL REPORT PURSUANT  TO  SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended March 31, 2002

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

                                $1,525,611

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days prior to the date of filing:

                  Approximately $628,886 as of June 5, 2002

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

47,382,037 shares of Common Stock, $.0005 par value as of June 28, 2002

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


                                         2
Item 1.	Description of Business

ADM Tronics Unlimited, Inc. (the "Company"), was organized under the laws of the State of Delaware on November 24, 1969.


Recent Developments

In March 2002, the Company entered into an agreement with New England Acquisitions, Inc. ("NEAI") with respect to the sale of certain rights to the Company's ethnic shave cream, burn lotion and the Aurex-3 medical device. NEAI is not obligated to consummate the transaction with the Company unless the purchasers of not less than 7,000 shares purchased in NEAI's initial public offering confirm their investments. The purchase price to be paid to the Company by NEAI for the sale and transfer of the assets and rights is 150,375 shares of NEAI's common stock and the payments described below. If NEAI acquires the products from the Company, NEAI will enter into a manufacturing agreement with the Company which will provide that all of the ethnic shave cream, burn lotion and Aurex-3 devices NEAI purchases will be manufactured by the Company. The Company will also maintain raw material supplies and finished goods as necessary and provide oversight and guidance with respect to regulatory requirements regarding the marketing of the products. Under the manufacturing agreement, the Company will be the exclusive manufacturer of the products that NEAI purchases from it as well as all other medical products, topical and cosmetic products which NEAI may acquire and distribute. The price that NEAI will pay to the Company for products that it manufactures will be 120% of the Company's cost of all raw materials and all supplies and direct labor and an overhead allocation. In addition, NEAI will reimburse the Company for any tooling or non-recurring engineering services that are required in support of the manufacturing of products purchased by NEAI. In addition NEAI will pay to the Company a royalty of 6% of gross sales of the products, less discounts, returns and allowances. NEAI will also pay consulting fees and related expenses for time expended by Company employees for services other than manufacturing.


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

                                          3

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

During the Company's fiscal years ended March 31, 2002, 2001 and 2000, sales of chemical based products accounted for approximately 50%, 40% and 35% of operating revenues, respectively. No contract exists with any of the Company's customers which would obligate any customer to continue to purchase products from the Company.

During the fiscal year ended March 31, 2002, no customer accounted for more than 10% of the Company's net sales of chemical products. The termination of business relations with any of the Company's significant customers would have a material adverse effect on the Company's business and the financial condition of the Company.

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

                                         4

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

None of the Company's chemical products are protected by patents, although the names of some of such products have been protected by trademarks. The Company does not believe that any such trademarks are material to its business. As of March 31, 2002, the dollar amount of backlog orders for the Company's chemical products believed by the Company to be firm, was not material.

During the Company's fiscal years ended March 31, 2002 and 2001, the Company made no material expenditures with respect to company-sponsored research and development activities relating to its chemical business as determined in accordance with generally accepted accounting principles other than a portion of the regular salaries of its executive officers which may be allocated thereto. During such fiscal years the Company did not expend any funds on customer-sponsored research and development activities with respect thereto.


Sonotron Technology

Dr. Alfonso Di Mino, while employed by the Company, conceived and developed a technique pursuant to which a subject being treated is exposed to a corona discharge beam generated by combining audio and radio frequency waves (the "Sonotron Technology"). The Sonotron Technology is the subject of a United States Patent (the "Di Mino U.S.Patent") granted in 1987 to Dr. Di Mino
entitled, "Corona Discharge Thermotherapy Technique" expiring in 2004.   Dr.
Di Mino assigned to the Company the Di Mino U.S. Patent without any consideration therefrom. Foreign Patent applications bearing the same title and corresponding to the Di Mino U.S. Patent have been issued as follows:

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

                                         5
In December, 2001 Orthosonix, Inc., filed a civil action for a declaratory judgment against the Company in the United States District Court, District of New Jersey seeking patent invalidity, unenforceability and non-infringement with respect to three of the Company's patents related to the Sonotron Technology. In such action Orthosonix alleges that it is producing a medical apparatus under license from a third party covered by the same patent issued to the third party referred to above. On February 5, 2002 the Company filed a motion to dismiss Orthosonix's action. The Company's patent counsel has advised the Company that it believes the Company's motion to dismiss the Orthosonix action will be granted by the court. However, there can be no assurance that such motion will be granted. Further, the Company's patent counsel has advised the Company that it believes the Company's patents are valid and enforceable but there can be no assurance that such will be the determination of a court if such action is commenced.

On January 3, 2002 Orthosonix also filed a civil action for injunctive relief against the Company, Sonotron Medical Systems, Inc., a majority owned subsidiary of the Company("SMI") and an unrelated third party (the "Defendants") in the United States District Court for the Middle District of Pennsylvania alleging that the Defendants made false, misleading and unsubstantiated claims about the Sonotron in a letter alleged to have been distributed by the third party defendant, Medimerge Group LLC, to medical professionals in Pennsylvania. Orthosonix is seeking preliminary or permanent injunction against the Defendants to stop the use of such promotional material and to secure damages and related costs. On March 6, 2002 the Company and SMI filed an answer, cross-claim and counterclaim to the Orthosonix complaint denying the allegations in such complaint and seeking damages.

In late March, 2002 the Company and Orthosonix initiated settlement discussions with respect to all pending litigation. Although there can be no assurance that such discussions will result in a settlement, or if a settlement is reached that it will not be unfavorable to the Company, the Company believes that the foregoing litigation matters may be settled in the near future.

The Company has utilized the Sonotron Technology to develop Sonotron Devices which are designed to treat subjects suffering from the pain of inflammatory joint conditions.

The Company commissioned the Instrumentation Systems Center of the University of Wisconsin-Madison (the "ISC") to monitor a study of the Sonotron Device which is for human application to evaluate its effect on the knee joint in subjects with osteoarthritis and inflammatory joint conditions. The purpose of the study was to gather data to submit to the United States Food and Drug Administration (the "FDA"). The study was conducted at five regional centers on 98 human subjects during 1987 and 1988. Data were analyzed by an analysis on non-parametric measures to compare the relative responses of the randomly assigned control and treated subjects. ISC, in a report dated July 18, 1988, found that two of the ten data sets showed a high probability that the subjects' assessment of pain one week after administration was reduced in the treated, relative to the untreated, subjects. ISC further found, with respect to two additional data sets, that certain other data suggested a trend of improvement one week after administration in the treated, relative to the untreated, subjects, but with lower probability. None of the 98 subjects in the study reported adverse reactions to the administration of the Sonotron Technology which were deemed significant or long lasting. Similar results have been obtained in subsequent studies.

                                         6
The Company believes that the Sonotron Technology can be utilized to reduce lameness in both thoroughbred and standardbred horses. In this connection, the Company commissioned the School of Veterinary Medicine of the University of Wisconsin-Madison (the "SVM") to gather data which would confirm the effectiveness of the Sonotron Device on horses. In a report dated December 10, 1987, the SVM concluded that the evidence from its experiments indicated that treatment with a Sonotron Device designed for veterinary use had a significant effect in reducing the level of lameness in ponies which had arthritis experimentally induced and as the degree of arthritic changes increased, the reduction in lameness was more dramatic and became statistically more significant. The SVM further found that there is statistical evidence that the therapy had a beneficial effect on the level of joint motion in the arthritic ponies and resulted in reduced joint swelling in ponies with severe arthritis. A significant reduction occurred in the degree of joint changes seen radiographically in the ponies with severe arthritis and in the milder cases of arthritis treated with low doses of the therapy. The SVM further reported that there were significant reductions in the severity of the growth of pathological lesions seen in ponies with mild arthritis which received low doses of therapy and that a trend appears to exist toward seeing reduced severity of lesions in ponies which had a severe degree of arthritis and were treated with a Sonotron Device designed for veterinary use. No differences in the degree of histopathological changes were noted between the treated ponies and the untreated ponies with mild or severe arthritis. The SVM did not arrive at any conclusions with respect to whether treatment with a Sonotron Device designed for veterinary use has a beneficial effect upon chronic degenerative joint disease in a horse and whether such treatment will be effective upon naturally occurring cases of equine degenerative joint disease. The Company has conducted tests utilizing Sonotron Devices designed for veterinary use on several race horses and has obtained results substantially as those of SVM. Significant further testing will be required to determine whether or not the administration of the Sonotron Technology to race horses will support the establishment of a viable market.

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

The FDA permits companies to begin to recoup certain expenses by charging others for use of medical machines, provided that the use of such machines does not constitute a commercial distribution thereof. Accordingly, the

                                         7
Company is permitted to maintain a clinic and treatment center utilizing Sonotron Devices, but may not advertise or otherwise promote Sonotron Devices as being safe and effective for their intended use. Since 1989, four clinics have operated at various times, none of which produced any significant revenues.

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

In 1992, SMI granted to Advent Medical Technology, Inc. ("AMT") the exclusive right to manage clinics in certain counties in Florida which, if opened, would utilize Sonotron Devices for human medical purposes. At such time, if any, that the FDA permits marketing of Sonotron Devices, AMT would have the right to purchase any such clinics from SMI and to be the exclusive distributor of Sonotron Devices within the eight counties. At the same time, VET granted to AMT the exclusive right to use, distribute or sublicense the use of Sonotron Devices designed for veterinary use solely for veterinary use in Florida. The response to Item 5 of the Company's Current Report on Form 8-K dated June 9, 1992 is hereby incorporated by reference. The Company does not believe that AMT has sufficient resources to manage any clinics. There can be no assurance that any such clinics which the Company may open will be successful or that the results of the treatment of human subjects with the Sonotron Devices will be favorable or will support the Company's application for clearance to market in the US from the FDA ("FDA Application"). The agreements with AMT expired according to their terms.

The Company intends to use data obtained from clinics utilizing the Sonotron Device as well as additional data it may obtain from others in the Company's FDA Application, if filed. There are currently 12 Sonotrons in use by clinical investigators collecting data for submission to the FDA. The Company believes that sufficient data may be collected from these investigations by December 2002 to support the submission to the FDA, however, there can be no assurance that such data will be sufficient or if sufficient will result in a filing with the FDA. There can be no assurance that the Company will obtain sufficient data in the foreseeable future, if at all, to file an FDA Application or that any data theretofore or thereafter obtained by the Company will be satisfactory or will be sufficient to support the Company's FDA application. The Company does not intend to make any material changes to the Sonotron Devices nor have any such changes been made since the completion of the research and development. In the event that Sonotron Devices cannot be marketed pursuant to FDA clearance and the data obtained by the Company are not favorable or, for any other reason, the Company's FDA Application is not filed or, if filed, is not approved by the FDA, neither the Company nor SMI will be able to market the Sonotron Devices in the United States to others in connection with human applications, other than for research purposes. Under such circumstances, it is probable that the Sonotron Devices will not be able to be marketed with respect to human applications thereof in many foreign countries.

During the Company's fiscal years ended March 31, 2001 and 2002, other than the regular compensation paid by the Company to its executive officers, the Company did not spend any appreciable amounts on testing, application, clinical studies and company-sponsored research and development activities in connection with the Sonotron Technology and other activities determined in

                                        8
accordance with generally accepted accounting principles. During each of such years no material amounts were spent on customer-sponsored research and development activities relating to the development of new products, services or techniques or the improvement of any of the foregoing.

In 1997, Dr. Di Mino developed a device which utilizes the Sonotron Technology to non-invasively treat neural-cerebral conditions (the "NCCD Device"). The NCCD Device is a non-invasive electronic therapy device which is designed to emit certain radio and audio waves at prescribed power outputs to a patient's brain and spinal cord. Since 1997, the NCCD Device has been in the prototype stage. Limited initial preliminary tests on human subjects on a non-controlled basis appear to indicate that treatment with the NCCD Device has a beneficial effect on the symptoms related to certain neuro-cerebral disorders. The results ranged from minor improvement in certain limited symptoms to dramatic overall improvements. Based upon such results, subject to obtaining sufficient capital, the Company intends to conduct extensive controlled clinical studies of the NCCD Device. Testing involves applying radio and audio waves to the patients' spinal cords and cerebrum on a weekly basis for several weeks to small groups of patients having cerebral palsy, multiple sclerosis and Parkinson's Disease. Management believes that pending patent litigation is unrelated to the NCCD device, although there can be no assurance that the NCCD device will not be the subject of any future litigation.

In order to commercially exploit the NCCD Device, the Company must successfully conduct significant engineering and design work. Such work includes the design and manufacture of a pre-production model and the production of approximately 40 similar units for use in the proposed clinical studies. If the clinical studies establish the efficacy of the NCCD Device, the Company intends to seek FDA approval of the NCCD Device. The Company also plans to file applications for certain foreign and domestic patents in connection with the NCCD Device. There can be no assurance that any clinical studies of the NCCD Device will yield successful results or that FDA approval will be obtained. The Company believes that the cost of clinical studies and the engineering and design work will be approximately $2,000,000 and the completion of such studies will occur not earlier than December 31, 2003, if at all. Because the company does not presently have sufficient funds to complete such tests and studies, the Company has sought and will continue to seek financing for such purposes. There can be no assurance that the Company will be able to obtain such financing on terms not unfavorable to the Company, if at all.

During the fiscal year ended March 31, 2002, although sales of Sonotron Devices were not significant, one customer accounted for approximately 70% of those sales. Because the Company is seeking to increase future sales to that customer, the termination of business relations with that customer could have a material adverse effect on the Company's future business and the financial condition.

As of March 31, 2002, the dollar amount of backlog orders for Sonotron Devices was not material.


Aurex-3

Dr. Di Mino developed an electronic device (the "Aurex-3") for the treatment of Tinnitus. Tinnitus is a human medical condition which manifests itself in a constant and annoying ringing in the ears. The Aurex-3 uses a probe that transmits a vibratory and audio signal. In February 1997, Dr. Di Mino filed a

                                         9
patent application for a United States patent with respect to the Tinnitus Device. Dr. Di Mino advised the Company that any patents issued to him in connection with the Tinnitus Device will be assigned to the Company. Although significant testing of the Aurex-3 has not been conducted, pre-production and production prototypes were built and testing and marketing strategies have been developed. In May 1998, a Premarket Notification ("PMN") was filed by the Company with the FDA. In August 1998, the United States Patent and Trademark Office issued a patent with respect to the Aurex-3 and the FDA notified the Company that the PMN was accepted. Accordingly, the Company may market the product in the United States for its intended indication, "The treatment and control of tinnitus." From August 1998 to November 1999 the Company finalized manufacturing plans for the Aurex-3. In July 1999 the Company began taking advance orders for Aurex-3 units from distributors and patients and began to deliver the units in November 1999. Sales of the Aurex-3 have not been material. There can be no assurance that the Company will receive significant orders for the Aurex-3 or that the Company will be able to manufacture the Aurex-3 in sufficient quantities.


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

PAC was acquired by the Company in December of 1997. During the fiscal year ended March 31, 2002, one customer accounted for approximately 80% of PAC's sales, which also represented approximately 18% of the Company's sales. In July, 2001 the customer notified PAC that it was changing its business direction and by October of 2001 would end manufacturing of the products PAC produced. This resulted in a material reduction in PAC revenues subsequent thereto.


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

The SofPulse Device broadcasts pulsed electromagnetic signals in the radio frequency range of 27.12 Mhz and is marketed as an adjunct in the palliative treatment of pain and edema associated with various medical conditions that involve soft tissue injury. The SofPulse Device is an easy to operate, non-invasive device that broadcasts signals which can be administered through clothing, casts and dressings. As a result, The SofPulse Device can be conveniently used immediately following trauma or surgery. To date, The SofPulse Device has been used by clinicians on medical conditions such as acute or chronic (non-healing or recalcitrant) skin ulcers, edema and pain resulting from trauma of hand and ankle, pain associated with sprains of the

                                       10
lower back, and pain and edema following reconstructive and plastic surgery. EPI's principal sources of revenue from the SofPulse Device had been rental fees charged to nursing homes and hospitals and sales to certain distributors and cosmetic surgeons. Only limited revenue from sales and rentals of the SofPulse Device have been generated which has achieved only limited market acceptance. As of July 8, 1998, EPI had placed SofPulse Devices under rental agreements at nursing homes. In 1997, EPI sold 79 new and refurbished SofPulse Devices and had varying numbers of SofPulse Devices on rental at different times of the year. The Company's management believes that the SofPulse Device can be marketed to cosmetic surgeons, sports team trainers and physicians, pain clinics, physical rehabilitation centers and distributors or medical equipment rental companies who serve the home care market for the recovery of post-operative ambulatory patients. Expanding market penetration for the SofPulse Device is expected to require increased marketing efforts and cost-effective manufacturing in compliance with the current Good Manufacturing Practice ("CGMP") guidelines for the domestic market and additional regulations (such as ISO-9000 and CE-Mark) for international markets.

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

EPI sold 55 such refurbished units at an average price of about $7,000 per unit most of which were sold during the third and the fourth quarters of 1997. The Company intends to market the SofPulse Device to nursing homes and

                                         11
hospitals where substantial numbers of patients may benefit from the SofPulse treatment, to the home health care market where patients may continue the SofPulse treatment after being released from hospitals, and to surgeons in several subspecialties (maxillofacial, aesthetic, emergency and reconstructive) where the SofPulse Device may help in treating edema or pain and help patients to recover.

The Company has entered into a distribution agreement with Mediq/PRN for a home rental program for post-operative patients that have undergone a plastic or cosmetic surgery procedure. The agreement requires Mediq to maintain an inventory of SofPulse units, which have been provided by and remain the property of the Company, at certain of its over 100 offices across the country. Mediq is responsible for delivering and picking up the units from patients and invoicing and collecting rental fees. The Company is responsible for providing the units to Mediq and providing technical support and clinical information. The agreement provides that the Company will receive 55% of rental revenues and Mediq will retain 45%. To assist in marketing the home rental program to plastic surgeons, the Company entered into a marketing agreement with Byron Medical of Arizona. Byron was responsible for promoting the use of the SofPulse to plastic and cosmetic surgeons throughout the United States by direct mail, trade shows and telemarketing. The Company agreed to pay Byron a commission of 7.5% of rental revenues received from leads generated by Byron. In September, 2001 the agreement with Byron expired in accordance with its terms. In 2000 the Company entered into an agreement with surgery.com, Inc. pursuant to which surgery.com would promote the use of the Sofpulse to its member physicians who are primarily plastic and cosmetic surgeons. In July 2001 surgery.com advised the Company that its business direction had changed due to potential business combinations in the internet field and that it could not continue with the agreement.


Needle Eater

In May 1999 the Company acquired certain assets related to the Needle-Eater, a patented device used to dispose of used syringes and other medical sharps. The Company acquired the worldwide rights to the patent covering the technology in the Needle-Eater product; an inventory of finished units and parts; the rights to trademarks; and, information needed to assist it in manufacturing the units. The Company paid $14,206 to the previous owner of the Needle-Eater, and issued options to purchase an aggregate of 500,000 shares of the Company's common stock at an exercise price of $.625 per share, all of which have expired. The Company also agreed to pay a consulting fee of $750 per month for 24 months and a royalty of 5% on gross sales of Needle-Eater products for the life of the patent as well as certain other compensation. To date, sales of Needle Eater products have not been material.


Ultra-Violet Blood Irradiation

The Company, through a wholly owned subsidiary, has engaged in biotechnology research concentrating its efforts in the development of a medical therapeutic technology to treat viral and bacterial infections in humans and animals. The technology utilizes a process, commonly referred to as UBI or Ultra-Violet Blood Irradiation, wherein a measured sample of blood is intravenously removed from a patient, exposed to a specific ultra-violet ("UV") light source, collected in a container and then returned to the

                                        12
patient, all in a closed system. The procedure is believed to assist in reducing infection by stimulating the patient's own immune system.

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

In 2000, the Company's subsidiary began a private offering of its common stock which was subsequently withdrawn and replaced with a private offering of both the subsidiary's common stock and the Company's preferred stock. On August 8, 2001 the offering was terminated and all funds held in the escrow account were returned to investors. There can be no assurance that the subsidiary can successfully manufacture the product or receive government approval to market the product anywhere in the world.


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


Competition

The manufacture, distribution and sale of medical devices and equipment designed to relieve the suffering of pain is highly competitive and substantially all of the Company's competitors possess greater experience,

                                        13
financial resources, operating history and marketing capabilities than does the Company.

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

The Company is not a significant factor with respect to any of the industries

                                         14
in which it is engaged.


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

The Company has been registered by the FDA as a Registered Medical Device Establishment. Such registration is renewable annually and although the

                                        15
Company does not believe that the registration will not be renewed annually by the FDA, there can be no assurance of such renewal. Any failure to obtain an annual renewal could be expected to have a material adverse effect on the Company.

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


Third Party Reimbursement

In the United States, health care providers, such as hospitals and physicians, that purchase or lease medical devices, generally rely on third-party payors, principally Medicare, Medicaid and private health insurance plans, including health maintenance organizations, to reimburse all or part

                                        16
of the cost of the treatment for which the medical device is being used. Successful commercialization of the Company's products will depend, in part, upon the availability of reimbursement for the cost of the treatment from third party health care payors such as Medicare, Medicaid and private health insurance plans, including health maintenance organizations. Such third party payors have increasingly challenged the price of medical products and services, which has and could continue to have a significant effect on the purchasing patterns of many health care providers. Several proposals have been made by federal and state government officials that may lead to health care reforms, including a government directed national health care system and health care cost-containment measurres. The effect of changes inthe health care system or method of reimbursement for the SofPulse Device or any other medical device which may be marketed by the Company in the United States cannot be determined by the Company.

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



                                       17


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


Personnel

On June 28, 2002, the Company employed 12 persons, two of which are executive officers of the Company. Two employees were employed by the Company on a part-time basis.


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

On August 17, 2000, AA Northvale Medical Associates, Inc., a wholly-owned subsidiary of the Company filed a lawsuit in the Superior Court of New Jersey against GSM, Inc., Quantum Medical, Inc., Great Southern Medical and Gregory
S. Mack ("GSM") claiming breach of a distribution agreement, seeking return of the subsidiary's medical devices under lease, demanding an accounting and payment of all amounts due to the subsidiary and damages and other matters. The distributor counterclaimed, alleging breach of the distribution agreement seeking an unspecified amount of damages and other matters. On March 29, 2002 a settlement was reached wherein GSM dropped its counterclaim against the subsidiary and agreed to pay the subsidiary the sum of $112,805 payable in monthly payments less credits for SofPulse units returned by GSM prior to September 4, 2002. A material default shall be deemed to occur if GSM has not made a payment within 30 days of its due date. If such default occurs the subsidiary shall be entitled to accelerate payments due and enter judgment in the amount of 125% of the amount due plus penalties and interest. To date the subsidiary has received payments totaling $50,000. Reference is made to Note 8 of Notes to Consolidated Financial Statements.

On May 1, 2001, Charles Solomons, a former employee of Enviro-Pack Development Corporation, a wholly-owned subsidiary of the Company filed a lawsuit in Superior Court of New Jersey against the Company, Enviro-Pack Development Corp. and Thomas Petrie alleging breach of an oral employment contract. Management intends to vigorously defend this action, which they believe is without merit. Further, management filed a counterclaim for damages based on the employee's misrepresentations at the time of purchase of assets of a company in which the employee was a controlling employee and shareholder and other matters.

                                        18
On November 19, 2001 Millenium Medical Research, LLC ("MMR") filed an order to show cause in the Supreme Court of the State of New York, County of Rockland against Immuno-Therapy Corporation ("ITC"), a wholly owned subsidiary of the Company, and Thomas Petrie, its president, seeking a preliminary injunction to prohibit the sale, rental, lease or transfer of possession of the Company's blood irradiator device to any party other than MMR and seeking monetary damages of $750,000 related to MMR's allegations that the defendants violated a contract. On November 26, 2001 the court issued a temporary restraining order against ITC and Petrie. On December 7, 2001 an answer, counterclaim and third-party complaint was filed by ITC, PAC and Pegasus Marketing, LLC ("PM") denying the allegations and seeking to dismiss the complaint, dissolve the temporary restraining order, and secure
compensatory and punitive damages against MMR.   PM is a New Jersey limited
liability corporation of which the Company is a 50% member and two unrelated third party corporations are each 25% members. PM assists the company in the placement of certain of its medical devices for clinical studies and marketing. Reference is made to Note 4 of Notes to Consolidated Financial Statements.

On February 5, 2002 the court denied MMR's motion for a preliminary injunction and vacated its order to show cause. Management believes that all of the allegations of the MMR action are without merit and can be successfully defended and the subsidiary is vigorously prosecuting the counterclaims for damages it believes it has incurred by the actions of MMR.

In December, 2001 Orthosonix, Inc., filed a civil action for a declaratory judgment against the Company in the United States District Court, District of New Jersey seeking patent invalidity, unenforceability and non-infringement with respect to three of the Company's patents related to the Sonotron Technology. In such action Orthosonix alleges that it is producing a medical apparatus under license from a third party with respect to a patent that was issued in 1994. On February 5, 2002 the Company filed a motion to dismiss Orthosonix's action. The Company's patent counsel has advised that it believes the Company's motion to dismiss the Orthosonix action will be granted by the court. However, there can be no assurance that such motion will be granted.

On January 3, 2002 Orthosonix also filed a civil action for injunctive relief against the Company, SMI and an unrelated third party (the "Defendants") in the United States District Court for the Middle District of Pennsylvania alleging that the Defendants made false, misleading and unsubstantiated claims about the Sonotron in a letter alleged to have been distributed by the third party defendant to medical professionals in Pennsylvania. Orthosonix is seeking preliminary or permanent injunction against the Defendants to stop the use of such promotional material and to secure damages and related costs. On March 6, 2002 the Company and SMI filed an answer, cross-claim and counterclaim to the Orthosonix complaint denying the allegations and seeking damages and other relief. In March, 2002 the Company and Orthosonix initiated settlement discussions with respect to all outstanding litigation. Although there can be no assurance that such discussions will result in a settlement, or if a settlement is reached that it will not be unfavorable to the Company, the Company believes that the foregoing litigation matters may be settled in the near future.

The Company believes that the ultimate resolution of the foregoing matters will not have a material adverse impact on the Company's financial condition.

Other than the foregoing, there are no material pending or threatened legal


                                        19
proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject or to the knowledge of the Company, any proceedings contemplated by governmental authorities. Reference is made to Note 8 of Notes to Consolidated Financial Statements.


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

          Quarter Ended                 High Bid      Low Bid

          June 30, 2000                   .44           .23
          September 30, 2000              .31           .20
          December 31, 2000               .25           .09
          March 31, 2001                  .31           .13
          June 30, 2001                   .19           .08
          September 30, 2001              .09           .02
          December 30, 2001               .04           .01
          March 31, 2002                  .04           .01

    (b) On June 28, 2002, the Company's Common Stock was held by approximately 1,363 holders of record.

    (c) Dividends

The Company has never paid any cash dividends on its Common Stock and has no intention of paying cash dividends in the foreseeable future. The Company intends to retain any earnings it may realize to finance its future growth.


II. Recent Sales of Unregistered Securities: Uses of Proceeds From Registered Securities

Not Applicable








                                         20
Item 6.	Management's Discussion and Analysis or Plan of Operation

Fiscal 2002 Compared to 2001

Revenues

Sales were $1,371,763 in 2002 as compared to $1,780,201 in 2001 representing a decrease of $408,438 or 23%. The decrease was primarily the result of decreases in contract manufacturing revenues offset by an increase in chemical revenues. Other income of $153,848 in 2002 was $10,804 or 7% lower than other income of $164,652 in 2001.

Gross Profit

Gross profit of $697,811 in 2002 was $198,458 or 22% lower than the gross profit of $896,269 for 2001. Gross profit was 46% of revenues in 2002 and 2001. The decrease in gross profit is the result of reduced revenues.


Operating Loss

Operating loss before other income of $456,823 in 2002 was $307,317 less than the operating loss of $764,140 in 2001. The decrease in operating loss resulted from reduced selling, general and administrative expenses and reduced cost of goods sold. Selling, general and administrative expenses were reduced by $505,775 in 2002 as compared to 2001.


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


Liquidity and Capital Resources

At March 31, 2002 the Company had cash of $51,565 as compared to $113,458 at March 31, 2001. This decrease is principally the result of $48,172 cash used in operating activities.

                                        21

Operating Activities

Cash used in operating activities of $48,172 was $20,553 more in 2002 as compared to $27,619 used in 2001. Primarily cash used for inventories of $108,802, accrued expenses of $36,462 and other assets of $16,528 was offset by $111,090 in cash provided by equipment held for sale, $18,000 from equipment in use and under lease agreements and $66,360 from accounts payable. Depreciation and amortization was $217,525.

Investing Activities

Cash of $8,921 was used by investing activities in 2002 due to purchases of property and equipment offset by cash received from repayments of loans by officer of $5,200.

Financing Activities

In 2002 $10,000 of cash was used in financing activities to repay borrowings on a note payable.

The Company does not have any material sources of liquidity or unused sources of liquid assets.



































                                        22



Item 7.	Financial Statements




INDEPENDENT AUDITOR'S REPORT



Board of Directors and Stockholders
ADM Tronics Unlimited, Inc.
Northvale, New Jersey

We have audited the accompanying consolidated balance sheet of ADM Tronics Unlimited, Inc. and subsidiaries as of March 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ADM Tronics Unlimited, Inc. and subsidiaries as of March 31, 2002, and the results of their operations and their cash flows for the years ended March 31, 2002, and 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/Eichler, Bergsman & Co., LLP
   New York, New York

June 27, 2002

















                                       F-1
        ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET
                        MARCH 31, 2002
ASSETS

Current assets:

Cash and cash equivalents                 $   51,565
Accounts receivable - trade,
  less allowance for doubtful
  accounts of $4,594                         215,502
  Inventories:
      Raw materials and supplies             303,202
      Finished goods                          35,628
  Equipment held for sale or rental          681,154
  Other current assets                        30,504

Total current assets                      $1,317,555

  Property and equipment - at cost, net
   accumulated depreciation of $406,668       60,671
  Equipment in use and under lease
   Agreements - at cost net of accumulated
   depreciation of $523,007                  432,047
  Loan receivable from officer, bearing
   interest at 3% per annum, unsecured        53,791
  Other assets                               143,952

Total assets                              $2,008,016

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable - trade                  $  252,478
Accrued expenses and other
  current liabilities                         79,473
Notes payable                                110,000

Total current liabilities                 $  441,951

Note payable, long-term portion               25,000

Commitments and contingencies

Stockholders equity                        1,541,065

Total liabilities and
  stockholders' equity                    $2,008,016



           See accompanying notes to consolidated financial statements.








                                       F-2

         ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS
                      YEARS ENDED MARCH 31,
                                            2002         2001
Revenues:
  Sales                                  $1,371,763   $1,780,201
  Interest and other income                 153,848      164,652
            Total revenues               $1,525,611   $1,944,853

Costs and expenses:
   Cost of sales                         $   673,952  $  883,932
   Selling, general and
     administrative                       1,154,634    1,660,409
            Total costs and expenses     $1,828,586   $2,544,341

Loss before income taxes                 $ (302,975)  $ (599,488)
Income taxes                                   -          -
Net loss                                 $ (302,975)  $ (599,488)
Weighted average number of
  common shares outstanding              47,382,037   47,382,037

Net loss per share                            ($.01)       ($.01)






                       ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           YEARS ENDED MARCH, 31, 2002 AND 2001

               Preferred    Common
	              Shares      Shares             Capital
	            5,000,000  150,000,000             in
	            Authorized  Authorized           excess
	             $.01 Par   $.0005 Par  Par      of Par     Accumulated
		         Value      Value    Value      Value      Deficit      Total

Balances -
  April 1, 2000    -    47,382,037  $23,691  $6,762,018 $(4,343,781) $2,441,928

Common stock
  Options issued
  for consulting
  services         -          -        -         1,600         -          1,600

Net loss           -          -        -          -        (599,488)   (599,488)

Balances -
  March 31, 2001   -    47,382,037  $23,691 $6,763,618  $(4,943,269) $1,844,040

Net loss           -          -        -          -        (302,975)   (302,975)

Balances -
  March 31,2002    -    47,382,037  $23,691 $6,763,618  $(5,246,244) $1,541,065


             See accompanying notes to consolidated financial statements.

                                       F-3
               ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                          YEARS ENDED MARCH 31,
                                                2002       2001
Cash flows from operating activities:
  Net loss                                  $(302,975)  $(599,488)

  Adjustments to reconcile net loss
   to net cash used in operating activities:
      Depreciation and amortization         $ 217,525   $ 252,744
      Common stock options issued as
      compensation                               -          1,600
      Changes in operating assets and
      liabilities:
        Accounts receivable - trade            (4,368)     48,804
        Inventories                          (108,802)    112,517
        Other current assets                    7,988      (2,163)
        Equipment in use and under
         lease agreements                      18,000       4,860
        Equipment held for sale               111,090      56,382
        Other assets                          (16,528)    (17,502)
        Accounts payable                       66,360      49,937
        Accrued expenses and other            (36,462)     64,690
             Total adjustments              $ 254,803   $ 571,869
             Net cash used in
              operating activities          $ (48,172)  $ (27,619)

Cash flows from investing activities:
  Purchase of property and equipment        $  (8,921)  $  (2,310)
  Repayments of loan by officer                 5,200       4,200
             Net cash provided by
             (used in) investing activities $  (3,721)  $   1,890

Cash flows from financing activities:
  Borrowings on notes payable               $    -      $ 150,000
  Payments on notes payable                   (10,000)   (333,021)
             Net cash (used in) provided by
               financing activities         $ (10,000)  $(183,021)
Net decrease in cash and cash equivalents   $ (61,893)  $(208,750)

Cash and cash equivalents - beginning of year 113,458     322,208
Cash and cash equivalents - end of year        51,565     113,458

Supplemental Disclosures:
   Interest paid                            $   3,640    $ 29,932
   Income taxes paid                        $  10,082    $  4,948
   Funds raised from private placement
    offering and held in escrow in 2001
    and returned to participants in 2002    $(210,500)   $210,500

Supplemental disclosure of non-cash
 investing and financing activities:
   Common stock options issued as
    consideration for consulting services     $   -      $  1,600

      See accompanying notes to consolidated financial statements.



                                       F-4
                   ADM TRONICS UNLIMTED, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

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

For the years ended March 31, 2002 and 2001, the chemical product line accounted for approximately 50% and 43% of sales and the medical device product line accounted for 50% and 57% respectively.

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

f) Sonotron Devices

Sonotron Devices ("Devices") are held for sale or lease and are included in the consolidated balance sheet under "Equipment held for sale" and "Equipment in use and under lease agreements" on a specific identification basis.
Unless and until clearance to market is obtained from the United States Food and Drug Administration (FDA), the Devices cannot be marketed in the United

                                        F-5
                     ADM TRONICS UNLIMTED, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

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

g) Sofpulse Units

In connection with a business acquisition in May 1998, the Company acquired all rights to an FDA cleared device (Sofpulse Unit or "Unit") and 418 Sofpulse Units. These Units (467 units at March 31, 2002) are held for sale or lease domestically and are included in the consolidated balance sheet under "Equipment held for sale" and "Equipment in use and under lease agreements," on a specific identification basis.

Included in equipment in use and under lease agreements are SofPulse Units leased to third parties, Units used internally and Units loaned out for marketing and testing. These Units are depreciated over seven years commencing on the date placed in service.

h) Intangible Assets

Goodwill, patents and patents assigned are stated at cost, are included in other assets and are amortized on a straight-line basis over the shorter of their legal or useful lives (10 years for goodwill, 15 to 17 years for patents and 2 years for patents assigned). The Company will adopt FASB Statement No. 142 for the year ending March 31, 2003 whereby it will test goodwill for impairment on an annual basis.

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

k) Advertising

Advertising (approximately $6,400 and $14,000 in 2002 and 2001, respectively) is expensed as incurred and is included with selling, general and administrative expenses in the consolidated statement of operations.

                                        F-6

                    ADM TRONICS UNLIMTED, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

l) Investment in Joint Venture

The Company is using the equity method to account for its 50% investment in a joint venture.

m) Net Loss Per Share

The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). Net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the reported periods. Diluted Net loss per share has not been presented for 2002 and 2001 as its results would be anti-dilutive.

n) Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2002 consist of the following:

      Machinery and equipment             $184,863
      Office furniture and fixtures         96,991
      Leasehold improvements               131,800
      Computer equipment                    53,685
                                          $467,339
      Less accumulated depreciation
        and amortization                  (406,668)
                                          $ 60,671

Depreciation and amortization on property and equipment for the years ended March 31, 2002 and 2001 aggregated $40,603 and $48,876, respectively.




                                       F-7
                      ADM TRONICS UNLIMTED, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

NOTE 3 - EQUIPMENT IN USE AND UNDER LEASE AGREEMENTS

Equipment in use and under lease agreements at March 31, 2002 consist of the following:

      Sonotron Units                      $ 71,205
      Sofpulse Units                       870,250
      Other Units                           13,599
                                          $955,054

      Less accumulated depreciation       $523,007
                                          $432,047

Depreciation of equipment in use and under lease agreements for the years ended March 31, 2002 and 2001 aggregated $133,736 and $136,468, respectively.

NOTE 4 - OTHER ASSETS

Other assets at March 31, 2002 consist of the following:

     Investment in Joint Venture (Note 4)                     $ 19,723
     Goodwill, net of accumulated amortization of $30,728       40,184
     Patents, net of accumulated amortization of $55,131        64,678
     Deposits and other assets                                  19,367
                                                              $143,952

Sonotron refinement costs represent the cost incurred in connection with the improvement of the Sonotron devices. These costs have been fully amortized over a five year period.

Amortization expense for the years ended March 31, 2002 and 2001, aggregated $43,186 and $43,786, respectively.

Joint Venture

The Company entered into a joint venture with two other unrelated parties to market the Company's medical units. The joint venture company, Pegasus Marketing, LLC is 50% owned by the Company, and the Company's President and CEO is the managing member of the joint venture.

Operations of the joint venture for the year ended March 31, 2002 are summarized below:

                        Revenues               $229,187
                        Expenses               (158,055)
                          Net Income           $ 71,132

The Company, in accordance with the equity method of accounting, has recorded in other income its 50% share of the net income in the joint venture.





                                       F-8

                    ADM TRONICS UNLIMTED, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

NOTE 5 - NOTES PAYABLE

Notes payable consist of the following at March 31, 2002:
                                                         Current    Long-Term
                                                         Portion     Portion
Note payable to estate of former officer/stockholder -
In February, 2001, the officer/stockholder loaned the
Company $150,000 repayable in monthly installments of
$5,000, through August 2002 of which $15,000 has been
repaid. The interest rate at April 1, 2001 was reduced
to 6% from 10%. The President of the Company is the
Administrator of the Estate                             $110,000    $ 25,000

For the years ended March 31, 2002 and 2001 interest expense on total indebtedness amounted to $9,946 and $29,932, respectively.

NOTE 6 - INCOME TAXES

The differences between the income taxes and the amount computed by applying the federal statutory income tax rate of 34% to income before taxes are as follows:
                                                 2002       2001
      Tax benefit at U.S. statutory rates     $(103,000) $(204,000)
      Temporary differences                       2,000     11,000
      Change in valuation allowance             101,000    193,000
      Income taxes                             $   -     $    -

At March 31, 2002, the Company had deferred tax assets of approximately $1,398,000, comprised of $1,365,000 resulting from net operating loss carryforwards and $33,000 from other temporary differences. The deferred tax assets are offset by a valuation allowance in the amount of $1,398,000.

Deferred tax assets, net of a valuation allowance, are recorded when management believes it is more likely than not that tax benefits will be realized. The change in the valuation allowance was based upon the consistent applications of management's valuation procedures and circumstances surrounding its future realization.

The Company and its subsidiaries file consolidated Federal income tax returns. As of March 31, 2002, the Company had consolidated net operating loss carryforwards of approximately $3,800,000 that will expire during the years 2005 through 2022.

NOTE 7 - EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Plan covering substantially all employees. Employer matching contributions to the plan are at the discretion of management.
There were no employer contributions to the plan for the year ended March 31, 2002 and 2001.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

a) Leases

The Company leases its office and manufacturing facilities under non-cancelable operating leases.
                                      F-9


                     ADM TRONICS UNLIMTED, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Cont'd)

The approximate future minimum annual rental under these leases at March 31, 2002 are as follows:
                   March 31, 2003                    136,000
                   March 31, 2004                    134,000
                   March 31, 2005                     85,000
                   March 31, 2006                     85,000
                   March 31, 2007                     85,000
                   Thereafter thru March 31, 2009    107,000
                                                    $632,000

Rent expense for all facilities for the years ended March 31, 2002 and 2001 was approximately $179,000 and $157,000, respectively.

b) Warranties

The Company's medical devices are sold under agreements providing for the repair or replacement of any devices in need of repair, at the Company's cost, for up to one year from the date of delivery, unless such need was caused by misuse or abuse of the device.

At March 31, 2002, no amount has been accrued for potential warranty costs and such costs are expected to be nominal.

c) Settlement of Legal Action

In April 2002, the Company and a distributor of the Company's Sofpulse units agreed to a settlement of a lawsuit. The distributor has agreed to pay the Company for Sofpulse units plus accessories retained by the distributor up to a maximum of $112,805 through September 19, 2002. At March, 2002 the distributor has in his possession 31 of the Company's Sofpulse units plus accessories. As of June 25, 2002, the Company has received $50,000 from the distributor.

d) Legal Actions

In May 2001, a former employee of a subsidiary filed a lawsuit against the Company, a subsidiary, and a former officer of the subsidiary alleging breach of an oral employment contract. Management intends to vigorously defend this action, including the filing of a counterclaim for damages based on the employee's misrepresentations at the time of purchase of the assets of a company in which the employee was a shareholder and an employee.

In November 2001, an entity filed an order to show cause against a subsidiary of the Company and the subsidiary's former officer seeking to prohibit sale, or transfer of the subsidiary's blood irradiator device, and claiming monetary damages of $750,000 for violation of a contract. The Company's subsidiary has counterclaimed and the court denied the plaintiff's motion for a preliminary injunction and vacated its order to show cause. Management believes that all of the allegations of this action are without merit and can be successfully defended and the subsidiary is vigorously prosecuting the counterclaims for damages it believes it has incurred by the actions of the plaintiff.
                                       F-10
                       ADM TRONICS UNLIMTED, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Cont'd)

In December 2001, an entity filed civil actions against the Company seeking patent invalidity, unenforceability, and non-infringement with respect to three of the Company's patents related to Sonotron technology. The Company has filed a motion to dismiss the claim. In January 2002, the entity filed another civil action alleging that the Company made false and misleading statements about the Sonotron device. The Company filed a cross-claim and counterclaim denying the allegations. In March 2002, settlement discussions were begun with respect to the outstanding litigation. Although there can be no assurance that such discussions will result in a settlement, or if a settlement is reached that it will not be unfavorable to the Company, the Company believes that litigation matters may be settled in the near future.

The Company believes that the ultimate resolution of the foregoing matters will not have a material adverse impact on the Company's financial condition.

e) Recent Event

On March 21, 2002 the Company and New England Acquisitions, Inc. ("NEAI") entered into a contingent asset and rights purchase agreement ("Agreement") whereby the Company will acquire 150,373 shares of NEAI's common stock in exchange for NEAI acquiring certain rights as described in the Agreement to certain products manufactured and owned by the Company. NEAI has agreed to make certain royalty payments and other payments as noted in the Agreement. If the closing date has not occurred on or before September 30, 2002 either party has the right to terminate the Agreement.

NOTE 9 - STOCK OPTIONS

From time to time, the Company grants stock options to directors, officers and outside consultants.

Included in the consolidated statement of operations for the years ended March 31, 2001 is $1,600 of consulting services which represents the fair value of consideration paid in the form of non-employee stock options at the grant date.

A summary of the Company's stock option activity and related information for the years ended March 31, 2002 and 2001, is as follows:

                                       Year Ended            Year Ended
                                     March 31, 2002        March 31, 2001

                                             Weighted                Weighted
                                             Average                 Average
                                             Exercise                Exercise
                                   Options   Price	    Options    Price

Outstanding at beginning of year  8,992,819  $0.4087      9,392,819  $0.4152
Granted                                -         -          100,000   0.1800
Exercised                              -	       -             -         -
Expired                          (3,800,000) (0.5672)      (500,000) (0.4860)
Outstanding at end of year        5,192,819   0.2927      8,992,819   0.4087
Exercisable at end of year        5,192,819  $0.2927      8,992,819   0.4087

                                        F-11
                       ADM TRONICS UNLIMTED, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

NOTE 9 - STOCK OPTIONS (Cont'd)

The expiration dates and exercise prices of stock options, which were fully vested at March 31, 2002, were as follows:

      Expiration              Number of       Exercise
         Date                  Options         Price
      December 31, 2002      3,000,000         $0.3750
      February 3, 2003       2,192,819         $0.1800
                             5,192,819

The weighted average fair value of options outstanding at March 31, 2002 were as follows:
                                                         Weighted Average
                                                          Fair Value at
                                               Number of    Date of
                                                Options      Grant
Exercise price exceeded the market price at
  grant date                                   3,000,000    $0.0200
Exercise price was less than the market price
  at grant date                                2,192,819    $0.0416
                                               5,192,819

The determination of the fair value of all stock options granted was calculated using the Black-Scholes option - pricing model based on (i) a risk-free interest rate of 5.5%, (ii) an expected option life based on original life of each option, (iii) an expected volatility in the market price of the Company's common stock of 63%, and (iv)no expected dividends on the underlying stock.

NOTE 10 - SEGMENT INFORMATION, GEOGRAPHICAL INFORMATION, MAJOR CUSTOMERS AND CREDIT CONCENTRATION

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

Information about segment operations follows:







                                        F-12

                    ADM TRONICS UNLIMTED, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

NOTE 10 - SEGMENT INFORMATION, GEOGRAPHICAL INFORMATION, MAJOR CUSTOMERS AND CREDIT CONCENTRATION (Cont'd)

                                   Chemical        Medical         Total
Year Ended March 31, 2002:
Revenues                         $  772,688      $  599,075     $1,371,763
Interest revenue                      4,115              10          4,125
Interest expense                      9,646            -             9,646
Depreciation and amortization        58,869         158,656        217,525
Segment loss                       (228,855)        (74,120)      (302,975)
Segment assets                      873,303       1,134,713      2,008,016
Expenditures for segment assets        -             13,754         13,754

Year Ended March 31, 2001
Revenues                         $  697,195      $1,083,006     $1,780,201
Interest revenue                     18,632           5,375         24,007
Interest expense                      4,392          25,540         29,932
Depreciation and amortization        34,362         218,382        252,744
Segment loss                        (78,493)       (520,995)      (599,488)
Segment assets                    1,108,573       1,393,020      2,501,593
Expenditures for segment assets        -              2,310          2,310

b) Geographical Information

Sales to unaffiliated customers, based on location of customer, is as follows:
                                               Year Ended March 31,
                                             2002              2001
      Chemical Segment:
      United States                       $  696,422      $  595,268
      Europe                                  11,604          41,536
      Asia                                    35,285          21,707
      Other foreign countries                 29,377          38,684
                                          $  772,688      $  697,195
      Medical Segment:
      United States                       $  379,668      $  893,849
      Asia                                   217,687         168,877
      Other foreign countries                  1,720          20,280
                                          $  599,075      $1,083,006
c) Major Customers

Sales to individual unaffiliated customers in excess of 19% of net sales to unaffiliated customers are shown below.
                                               Year Ended March 31,
                                             2002                2001
       Medical Segment:
        Customer A                         $280,776            $690,078

d) Product Information

The approximate percentage of sales to unaffiliated customers, based on products, is as follows:




                                        F-13
                    ADM TRONICS UNLIMTED, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED MARCH 31, 2002 AND 2001

NOTE 10 - SEGMENT INFORMATION, GEOGRAPHICAL INFORMATION, MAJOR CUSTOMERS AND CREDIT CONCENTRATION (Cont'd)

                                           Year Ended March 31,
                                          2002              2001
     Chemical Segment:
        Adhesives and primers              64%               65%
        Resins and coatings                25%               34%
        Additives and others               11%                1%
     Medical Segment:
        Contract manufacturing             67%               66%
        Sofpulse units                     25%               11%
        Sonotron devices                    6%               14%
        Other medical devices               2%                9%

NOTE 11 - EXPIRATION OF PRIVATE PLACEMENT OFFERING

The private placement offering to fund research and development in connection with the blood irradiation device expired during the year ended March 31, 2002. The monies held in escrow were returned to prospective investors.

NOTE 12 - PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of Preferred Stock, $.01 par value. The Board of Directors shall determine the terms and conditions of such Preferred Stock to be issued.






























                                      F-14
Item 8.	Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure

                             Not applicable.

PART III

Item 9.	Directors and Executive Officers, Promoters and Control
            Persons; Compliance with Section 16(a) of the Exchange Act

I.

(a)   Identification of Executive Officers and Directors

Name                                Age         Position

Andre' Di Mino                      46          President, Chief Executive
                                                Officer and Director

Vincent Di Mino                     76          Vice President of
                                                Production and Director


David Saloff                        49         Director


Andre' Di Mino has been President since December 18, 2001. Prior thereto he was
Executive Vice President and Chief Operating Officer since 1987 and Secretary and Treasurer of the Company since 1978. Mr. Di Mino has been a Director of the Company since 1987.

Vincent Di Mino has been Vice President of Production since 1969 and a Director of the Company since 1987.

David Saloff has been President of Lifewaves, Inc., a health technology company for the past 3 years. Prior thereto Mr. Saloff was Vice President of Electropharmacology, Inc., from which the Company acquired the SofPulse technology referred to elsewhere herein. He has been a Director of the Company since March 18, 2002.

(b)	Identify Significant Employees

Not Applicable.

(c)	Family Relationships

Vincent Di Mino is Andre' Di Mino's uncle. There are no other family relationships between any of the Company's directors or executive officers.

(d)	Involvement in Certain Legal Proceedings

During the last five years, none of the following events occurred with respect to any executive officer or director of the Company as of the date hereof.

(i)	Any bankruptcy petition was filed by or against any business of which such person was a general partner or an executive officer at or within two years before the time of such filing;
                                        21
(ii)	Any conviction in a criminal proceeding or being subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

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

Not Applicable.


II.	Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of any Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(a) under the Exchange Act during its most recent fiscal year and any Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representations referred to in subparagraph (b)(2)(i) of Item 405 of Regulation S-B, other than as set forth below no person who at any time during the fiscal year ended March 31, 2001 was a director, officer, to the knowledge of the Company a beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12, failed to file on a timely basis, as disclosed in the above Forms, reports required by
Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years. Andre' Di Mino has not filed a Form 4 for November 2001 and the Estate of Dr. Alfonso Di Mino did not file a Form 3.


Item 10.	Executive Compensation

The following table (the "Summary Table") sets forth the salary, bonus and other annual compensation earned by (i) the Company's chief executive officer and (ii) the Company's four most highly compensated executive officers other than the chief executive officer who served as such on March 31, 2002 and whose total annual salary and bonus exceeded $100,000 (the "Named Officers"):

Name and Principal      Fiscal Year   Annual Compensation   Securities
Underlying
Position              Ended March 31        Salary                Options

Andre' Di Mino            2002              $86,600                 -0-
Dr. Alfonso Di Mino*      2002              $54,600                 -0-
President and             2001              $93,600                 -0-
Chief Executive Officer   2000              $93,600                 -0-

* Dr. Alfonso Di Mino, was founder and President of the Company from its inception in 1969 until his death in November 2001. On December 18, 2001 Andre' Di Mino was appointed to succeed him as President and Chief Executive Officer.

No individual grants of stock options were made during the fiscal year ended March 31, 2002 to the Named Officers.
	                                  22

No options issued by the Company were exercised by the Named Officers during the fiscal year ended March 31, 2002. On that date, there were 1,292,819 shares of Common Stock underlying unexercised options held by the Named Officers all of which were exercisable and were out-of-the-money. The Company did not reprice any stock option or SAR previously awarded to the Named Officers.

During the fiscal years ended March 31, 2002, 2001 and 2000, no other compensation not otherwise referred to herein was paid or awarded by the Company to the Named Officer, the aggregate amount of which compensation, with respect to any such person, exceeded the lesser of $50,000 or 10% of the annual salary and bonus reported in the Summary Table for such person.

There are no standard or other arrangements pursuant to which any director of the Company is or was compensated during the Company's last fiscal year for services as a director, for committee participation or special assignments.

The Company has no employment contract with any person.

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

Title of          Name and Address        Amount of Beneficial
Approximate
Class             of Beneficial Owner     Ownership(1)             Percent of
Class(1)

Common            Estate of               3,049,980(2)  shares       11%(2)
Stock,            Dr. Alfonso Di Mino
$.0005 par value  224-S Pegasus Ave.
                  Northvale, NJ 07647

Common            Andre' Di Mino          8,249,774(3)  shares       29%(3)
Stock,            224-S Pegasus Ave.      1,700,000(4)  shares        6%(4)
$.0005 par value  Northvale, NJ 07647     3,400,000(5)  shares       12%(5)
                                          3,049,980(6)  shares       11%(6)

Common            Vincent Di Mino         2,587,928(7)  shares        9%(7)
Stock,            224-S Pegasus Ave.
$.0005 par value  Northvale, NJ 07647     5,100,000(8)  shares       18%(8)


                                         23
Common            David Saloff                 -                      -
Stock,            224-S Pegasus Ave.
$.0005 par value  Northvale, NJ 07647

Common            Burton Friedlander      3,313,900(9)  shares       11%(9)
Stock,            104 Field point Road.
$.0005 par value  Greenwich CT 06830

Common            Heiko H. Thieme         6,617,500(10) shares       23%(10)
Stock,            1370 Ave of the Americas
$.0005 par value  New York, N.Y. 10019

Common            Officers and Direc-    18,987,682(11) shares       66%(11)
Stock,            tors as a group
$.0005 par value  (3 persons)

(1)	Unless otherwise noted below, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any such warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.
(2)	Represents (a) 1,004,239 shares of Common Stock directly owned by The
Estate, (b) 715,741 shares of Common Stock that may be acquired by The Estate upon exercise of options, (c) 1,000,000 shares of Common Stock beneficially owned by the spouse of Dr. Di Mino, in which shares The Estate disclaims any beneficial ownership, and (d) 1,330,000 shares of Common Stock, which includes the 1,000,000 shares described in (c) above, subject to an agreement dated July 8, 1987 pursuant to which The Estate has the power to vote such shares.
(3)	Represents (a) 7,672,696 shares of Common Stock directly owned by Mr.
Di Mino and (b) 577,078 shares of Common Stock that may be acquired by Mr.
Di Mino upon exercise of options.
(4)	Represents 1,700,000 shares of Commmon Stock held by the Andre' Di Mino
Irrevocable Trust, a Trustee and the beneficiary of which is Andre' Di Mino who may be deemed to be a beneficial owner of the shares held by such Trust.
(5)	Represents 1,700,000 shares of Common Stock held each by the Maria
Elena Di Mino and Maurice Di Mino Irrevocable Trusts, a Trustee of which is Andre' Di Mino who may be deemed to be a beneficial owner of the shares held by such Trusts by reason of his power to vote such shares.
(6) Represents the shares in The Estate of Dr. Alfonso Di Mino the administrator of which is Andre' Di Mino who may be deemed to be a beneficial owner of the shares held by The Estate by reason of his power to vote such shares. As a beneficiary of The Estate, Mr. Di Mino will directly receive 167,374 of such shares.
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

                                        24
Vincent Di Mino, a Trustee of each of such Trusts, may be deemed to be a beneficial owner of the shares held by such Trusts by reason of his power to vote such shares.
(9)	Represents (a) 417,300 shares of Common Stock directly owned by Mr.
Friedlander, and (b) 2,896,600 shares of Common Stock owned by Friedlander International Limited.
(10)	Represents (a) 3,000,000 shares of Common Stock that may be acquired upon exercise of a Warrant, (b) 2,000,000 shares of Common Stock owned by The American Heritage Fund, Inc., (c) 1,617,500 shares of Common Stock Owned by The Global Opportunity Fund Limited.
(11)	See Notes above.

(c)	Changes in Control

The Company is not aware of any arrangement which may result in a change in control of the Company.


Item 12.	Certain Relationships and Related Transactions

(a) In February 2001, Dr. Alfonso Di Mino loaned the Company $150,000 at 10% interest repayable in monthly installments of $5,000, which began in March 2001. The proceeds of the note were used to pay the outstanding indebtedness due to a bank of $195,000, which was repaid in full in March 2001. Then interest was reduced to 6% in 2001.

From time to time, the Company has loaned money to Andre' Di Mino at an interest rate of 3% per annum. Reference is made to the responses to Items 9 and 11 hereof. The largest aggregate amount of indebtedness, including interest, outstanding at any time since the beginning of the Company's fiscal year ended March 31, 2002 was approximately $87,900 and the approximate amount of principal and interest outstanding as of March 31, 2002 was $85,600.

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

(b), (c), (d)	Not applicable.


Item 13.	Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1 Certificate of Incorporation and amendments thereto filed on August 9, 1976 and May 15, 1978. Exhibit 3(a) to the Company's Registration Statement on Form 10, File No. 0-17629 (the "Form 10"), is hereby incorporated by reference.

                                          25
3.2 Certificate of Amendment to Certificate of Incorporation filed December 9, 1996. Exhibit 3(a) to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 is hereby incorporated by reference.
3.3    By-Laws. Exhibit 3(b) to the Form 10 is hereby incorporated by reference.
4.1 Warrant issued to the Global Opportunity Fund Inc. Exhibit 4.1 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998 is hereby incorporated by reference.
4.2    Warrant issued to Heiko H. Thieme.  Exhibit 4.2 to the Company's Annual
Report on Form 10-KSB for the fiscal year	ended March 31, 1999 is hereby
incorporated by reference.
9.1 Trust Agreements of November 7, 1980 by and between Dr. Alfonso Di Mino et al. Exhibit 9 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993 is hereby incorporated by reference.
10.1 Memorandum of Lease by and between the Company and Cresskill Industrial Park III dated as of August 26, 1993. Exhibit 10(a)to the Company's Annual Report on Form 10-KSB for the fiscal year March 31, 1994 is hereby incorporated by reference.
10.2   Agreement of July 8, 1987 by and between Donna Di Mino, Dr. Alfonso
Di Mino, et al. Exhibit 10(q) to the Company's Annual Report on Form 10-KSB
for the fiscal year ended March 31, 1993 is hereby incorporated by reference.
10.3   Agreement of June 9, 1992 by and between Advent Medical Technology,
Inc. and Arthritic Relief Centers, Inc. Exhibit 2 to the Company's Current Report on Form 8-K dated June 9, 1992 is hereby incorporated by reference.
10.4   Agreement of June 9, 1992 by and between Advent Medical Technology,
Inc. and Vet Sonotron Systems, Inc. Exhibit 3 to the Company's Current Report on Form 8-K dated June 9, 1992 is hereby incorporated by reference.
10.5 Amendment to Agreement of March 16, 1993 by and between Arthritic Relief Centers, Inc. and Advent Medical Technology, Inc. Exhibit 10(k) to the
Company's  Annual Report on Form 10-KSB for the fiscal year ended March 31,
1993 is hereby incorporated by reference.
10.6 Voting Agreement of March 16, 1993 by and between Vet Sonotron Systems, Inc. and Advent Medical Technology, Inc. Exhibit 10(l) to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993 is hereby incorporated by reference.
10.7 Voting Agreement of March 16, 1993 by and between Arthritic Relief Centers, Inc. and Advent Medical Technology, Inc. Exhibit 10(m) to the
Company's Annual Report on Form 10-KSB for the fiscal year ended March 31,
1993 is hereby incorporated by reference.
10.8 Agreement of March 21, 2002 by and between the Company and New England Acquisitions, Inc. *
21.1   Subsidiaries of the Company. *
________________________
     * Filed herewith.

(b)   Reports on Form 8-K

    On December 18, 2001 a Current Report on Form 8-K was filed by the company disclosing Item 5. Other Events related to the passing of the company's founder and president Dr. Alfonso Di Mino and the appointment of Andre' Di Mino to serve as President and Chief
Executive Officer.








                                         26

                                     SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ADM TRONICS UNLIMITED, INC.
                           By:  /s/ Andre' Di Mino, President
                                    -------------------
                                    Andre' Di Mino
Dated:  July 12, 2002

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures                       Title                      Date

/s/ Andre' Di Mino               Chief Executive Officer
    -------------------          and Director               July 12, 2002
    Andre' Di Mino

/s/ Vincent Di Mino              Director                   July 12, 2002
    -------------------
    Vincent Di Mino

/s/ David Saloff
    -------------------          Director                   July 12, 2002
    David Saloff



















                                          27