Form 10QSB
period 2002-06-30
ADM TRONICS UNLIMITED INC/DE
filed 2002-08-14
CIK 849401

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2002

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

             47,382,037 shares of Common Stock, $.0005 par value,
                           as of August 9, 2002




                       ADM TRONICS UNLIMITED, INC.

                                 INDEX
                                                            Page Number
Part I. Financial Information

Item 1. Consolidated Financial Statements:

  Consolidated Balance Sheets - June 30, 2002
     and March 31, 2002                                          2

  Consolidated Statements of Operations - For the
     three months ended June 30, 2002 and 2001                   3

  Consolidated Statement of Changes in Stockholders'
     Equity - For the three months ended June 30, 2002           3

  Consolidated Statements of Cash Flows - For the
     three months ended June 30, 2002 and 2001                   4

  Notes to Consolidated Financial Statements                     5

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                            6

                ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                                    (UNAUDITED)
                                                  JUNE       MARCH
Assets                                          30, 2002    31, 2002

Current assets:

 Cash and cash equivalents                   $   48,021   $   51,565
 Accounts receivable--trade, less allowance
  for doubtful accounts of $4,594               213,668      215,502
 Inventories:
  Raw materials and supplies                    280,052      303,202
  Finished goods                                 35,107       35,628
 Equipment held for sale                        680,786      681,154
 Other current assets                            33,796       30,504

    Total current assets                      1,291,430    1,317,555

Property and equipment, at cost net of
 Accumulated depreciation of $416,785 and
 $406,668, respectively                          50,554       60,671

Equipment in use and under lease agreements,
 net of accumulated depreciation of
 $423,604 and $391,272, respectively            399,715      432,047
Loan receivable from officer, bearing
 interest at 3% per annum, unsecured             52,491       53,791
Other assets                                    125,668      143,952


    Total assets                             $1,919,858   $2,008,016

Liabilities and stockholders equity:

Current liabilities:
 Accounts payable-trade                      $  266,942   $  252,478
 Accrued expenses                                44,960       79,473
 Notes payable                                  125,000      110,000

    Total current liabilities                   421,902      441,951

Notes payable - long-term portion                10,000       25,000


Stockholders' equity                          1,472,956    1,541,065

    Total liabilities and
      stockholders' equity                   $1,919,858   $2,008,016


      See accompanying notes to consolidated financial statements.

                  ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            THREE MONTHS ENDED
                                                 June 30,
                                             2002        2001

       Revenues                           $ 253,610   $ 385,925
       Costs and expenses:
        Cost of sales                        78,635     208,244
        Selling, general and
         administrative                     248,977     345,615
           Total costs and expenses         327,612     553,859

       Operating loss                     $ (74,002)  $(167,934)

       Other income:
       Interest and other income              5,893       2,056

       Net loss                           $ (68,109)  $(165,878)

       Weighted average number of
        common shares outstanding        47,382,037  47,382,037

       Net loss per share                    (0.001)     (0.004)


       See accompanying notes to consolidated financial statements.


                  ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE THREE MONTHS ENDED JUNE 30, 2002

           Preferred  Common
	     Shares     Shares              Capital
	     5,000,000  150,000,000         in
	     Authorized Authorized          excess
	     $.01 Par   $.0005      Par     of Par       Accumulated
           Value      Par Value   Value   Value        Deficit      Total

Balances -
 March 31,
 2002        -        47,382,037  $23,691  $6,763,618  $(5,246,244) $1,541,065

Net loss
 for the
 period
 ended
 June 30,
 2002                                                      (68,109)    (68,109)

Balances -
  June 30,
  2002       -        47,382,037  $23,691  $6,763,618  $(5,314,353) $1,472,956


             See accompanying notes to consolidated financial statements.

                ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                       THREE MONTHS ENDED
	                                                       JUNE 30,
	                                                   2002       2001
Cash flows from Operating activities:
 Net loss                                               (68,109)  (165,878)
 Adjustments to reconcile net loss
  to net cash from operating activities:
   Depreciation and amortization                         46,169     48,734
  Changes in operating assets and liabilities:
   Accounts receivable--trade                             1,834     64,052
   Inventories                                           23,670   (151,517)
   Other current assets                                    -       (15,605)
   Equipment in use or under lease                         -       (47,716)
   Equipment held for sale                                  368    204,181
   Other assets                                          11,272    (30,326)
   Accounts payable--trade                               14,465     23,352
   Accrued expenses and other                           (34,513)   (55,639)

 Net cash flows used in operating activities             (4,844)  (125,162)

Cash flows from Investing activities:
 Purchases of property and equipment                       -         2,062
 Repayments of loans by officer                           1,300      1,400

 Net cash flows provided by
  investing activities                                    1,300      3,462

Cash flows from Financing activities:
 Payments on notes payable                                 -        64,096

Net change in cash and cash equivalents                  (3,544)   (57,604)
Cash and cash equivalents--beginning of year             51,565    113,458
Cash and cash equivalents--end of period                 48,021     55,854

Supplemental disclosures:
 Interest paid                                            3,151      1,357
 Income taxes paid                                        2,266       -


          See accompanying notes to consolidated financial statements.

                    ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)
Note 1-Basis of Presentation:

The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2002 (the "Form 10-KSB") and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in financial positions for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB.

Note 2.  Segment Information

Information about segment information is as follows:


Three Months Ended June 30, 2002:       Chemical   Medical      Total

 Revenues from external customers       236,055     17,554      253,610
 Segment profit (loss)                   (8,676)   (65,326)     (74,002)

Three Months Ended June 30, 2001:

 Revenues from external customers       172,716    213,209      385,925
 Segment profit (loss)                  (35,040)  (132,894)    (167,934)




















5



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At June 30, 2002 the Company had cash and equivalents of $48,021 as compared to $51,565 at March 31, 2002. This decrease was the result of net cash flows used in operations and financing activities offset by cash flows provided by investing activities.

Operating Activities

Net cash flows used in operating activities were $4,844 for the three months ended June 30, 2002 as compared to net cash flows used in operating activities of $125,162 for the quarter ended June 30, 2001. This decrease in cash used was primarily due to cash from inventories, and other assets offset by the loss for the three months ended June 30, 2002.

Investing Activities

Cash flows provided by investing activities consisted of repayments of officer loan.

Financing Activities

There were no financing activities for the quarter ended June 30, 2002

The Company does not have any material external sources of liquidity or unused sources of funds.

Results of Operations
Quarter Ended June 30, 2002

Revenues

Revenues were $253,610 in 2002 as compared to $385,925 in 2001 representing a decrease of $132,316 or 41%. Revenues from the Company's medical electronics activities decreased $195,655, primarily due to reductions in contract manufacturing offset by an increase in chemical revenues of $63,339.

Gross Profit

Gross profit of $174,975 in 2002 was $2,706 or 2% below the gross profit of $177,681 in 2001. Gross profit was 69% of revenues in 2002 as compared with 46% of revenues in 2001. The increase in gross profit margin was primarily due to the product mix of sales with higher sales of products with a higher gross margin.

Operating Loss

Operating loss in 2002 was ($74,002) compared to ($167,934) in 2001. Selling, general and administrative expenses decreased by $96,638 primarily due to a reduction in operating expenditures and reduced overhead costs.

Other Income

Other income in 2002 was $5,893 as compared to $2,056 in 2001. The increase was due to increased revenues from rental income coupled with interest income and income from a joint venture.


                                            6






                                       SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ADM Tronics Unlimited, Inc.

                                    By:\s\ Andre' DiMino
                                           Andre' DiMino
                                           President
Dated: Northvale, New Jersey
       August 13, 2002



























                                         7