Form 10QSB
period 2002-09-30
ADM TRONICS UNLIMITED INC/DE
filed 2002-11-18
CIK 849401

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2002

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

             47,382,037 shares of Common Stock, $.0005 par value,
                           as of November 8, 2002











                       ADM TRONICS UNLIMITED, INC.

                                 INDEX
                                                            Page Number
Part I. Financial Information

Item 1. Consolidated Financial Statements:

  Consolidated Balance Sheets - September 30, 2002
     and March 31, 2002                                          2

  Consolidated Statements of Operations - For the
     three months and six months ended September
     30, 2002 and 2001                                           3

  Consolidated Statement of Changes in Stockholders'
     Equity - For the six months ended September 30, 2002        3

  Consolidated Statements of Cash Flows - For the
     six months ended September 30, 2002 and 2001                4

  Notes to Consolidated Financial Statements                     5

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                            6-7







CERTIFICATION OF PERIODIC REPORT

I, Andre' Di Mino, President of ADM Tronics Unlimited, Inc. (the
"Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended September 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  November 18, 2002

                                    /s/ Andre' Di Mino
                                        Andre' Di Mino
                                        President

                        ADM TRONICS UNLIMITED, INC.
                        CONSOLIDATED BALANCE SHEETS

                                                  (UNAUDITED)
                                                   SEPTEMBER      MARCH
                   ASSETS                          30, 2002      31, 2002
Current assets:
 Cash and equivalents                            $   39,464   $    51,565
 Accounts receivable - trade, less allowance
  for doubtful accounts of $4,593                   133,026       215,502
 Inventories:
  Raw materials and supplies                        266,969       303,202
  Finished goods                                     23,589        35,628
  Equipment held for sale                           699,349       681,154
 Other current assets                                28,787        30,504

    Total current assets                          1,191,184     1,317,555

Property and equipment                               44,753        60,671

Equipment in use and under lease agreements, net
 of accumulated depreciation of $587,207 and
 $523,007 respectively                              367,847       432,047

Loan receivable from officer, bearing
 interest at 3% per annum, unsecured                 51,191        53,791

Other assets                                        144,985       143,952

    Total assets                                  1,799,960     2,008,016

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable - trade                           245,345       252,478
 Accrued expenses and other                          58,159        79,473
 Notes payable                                      125,000       110,000

    Total current liabilities                       428,504       441,951

 Note payable, long-term portion                     10,000        25,000

Stockholders' equity                              1,361,456     1,541,065

    Total liabilities and
      stockholders' equity                       $1,799,960    $2,008,016

                       ADM TRONICS UNLIMITED, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                 SEPTEMBER 30,          SEPTEMBER 30,
                                2002       2001        2002       2001

Revenues                      $175,131  $448,586     $428,741 $  834,511

Costs and expenses:
 Cost of sales                  75,592   327,802      154,227    536,046
 Selling, general and
  Administrative               274,589   272,236      523,566    617,851

    Total costs and expenses   350,181   600,038      677,793  1,153,897

Operating loss                (175,050) (151,452)    (249,052)  (319,386)

Other income:
 Interest and other income      63,550     1,500       69,443      3,556

Net loss                      (111,500) (149,952)    (179,609)  (315,830)

Net loss per share             $(0.002)  $(0.003)     $(0.004)   $(0.007)



                       ADM TRONICS UNLIMITED, INC.
        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
	         FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2002
                              (UNAUDITED)

                                        CAPITAL IN
                                         EXCESS OF
                                  PAR      PAR      ACCUMULATED
                       SHARES    VALUE    VALUE       DEFICIT     TOTAL

Balance,
 March 31, 2002      47,382,037 $23,691 $6,763,618 $(5,246,244) $1,541,065

Net loss
 For the period ended
 September 30, 2001                                   (179,609)   (179,609)

Balance, September
 30, 2002            47,382,037 $23,691 $6,763,618 $(5,425,853) $1,361,456

                       ADM TRONICS UNLIMITED, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                                                    SIX MONTHS ENDED
                                                      SEPTEMBER 30,
                                                     2002       2001
Cash flows from Operating activities:
 Net loss                                         $(179,609) $(315,830)
 Adjustments to reconcile net income (loss)
  to net cash from operating activities:
   Depreciation and amortization                     84,761     94,338
  Changes in operating assets and liabilities:
   Accounts receivable - trade                       82,476    (48,628)
   Inventories                                       48,272   (274,085)
   Other current assets                               5,009    (10,066)
   Equipment in use or under lease                  (18,195)   105,527
   Equipment held for sale                           64,200    320,027
   Other assets                                      (4,324)     7,987
   Accounts payable - trade                          (7,134)   144,873
   Accrued expenses and other                       (21,314)   (72,033)

 Net cash flows provided by (used in)
  operating activities                               54,142    (47,890)

Cash flows from Investing activities:
 Purchases of property and equipment                (68,843)   (14,607)
 Repayments of loan to officer                        2,600      2,600

 Net cash flows provided by (used in)
  investing activities                              (66,243)   (12,007)

Cash flows from Financing activities:
 Payments on notes payable                             -       (10,904)


Net change in cash and cash equivalents            $(12,101)  $(70,801)

Cash and cash equivalents--beginning of year       $ 51,565   $113,458

Cash and cash equivalents--end of period           $ 39,464   $ 42,657


Supplemental disclosure of cash flow activities:

 Interest paid                                         -         1,546

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

Note 2.  Segment Information

Information about segment information is as follows:

Six Months Ended September 30, 2002:     CHEMICAL    MEDICAL      TOTAL

 Revenues from external customers        385,644      43,097     428,741
 Segment profit (loss)                    55,175    (274,185)   (219,010)

Six Months Ended September 30, 2001:

 Revenues from external customers        368,915     465,596     834,511
 Segment loss                           (158,816)   (149,196)   (308,012)

Three Months Ended September 30, 2002:

 Revenues from external customers        149,589      25,543     175,132
 Segment profit (loss)                    63,851    (208,859)   (145,008)

Three Months Ended September 30, 2001:

 Revenues from external customers        196,199     252,387     448,586
 Segment loss                           (123,776)    (16,302)   (140,078)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At September 30, 2002 the Company had cash and equivalents of $39,464 as compared to $51,565 at March 31, 2002. This decrease was the result of net cash flows used by investing activities of $66,243 offset by net cash provided by operating activities of $54,142.

Operating Activities

Net cash flows provided by operating activities increased $102,032 to $54,142 for the six months ended September 30, 2002 as compared to net cash outflows of $47,890 for the six months ended September 30, 2001. This increase was primarily the result of a net increase in operating assets offset primarily by the loss for the six months ended September 30, 2002 of $179,609.

Investing Activities

Cash flows used in investing activities consisted of purchases of property And equipment of $68,843 offset by repayments of the officer loan of $2,600.

Financing Activities

There were no financing activities during the period.


The Company does not have any material external sources of liquidity or unused sources of funds.


Results of Operations
Quarter Ended September 30, 2002

Revenues

Revenues were $175,131 in 2002 as compared to $448,586 in 2001 representing a decrease of $273,455 or 61%. This decrease was the result of a decrease in revenues from the Company's medical electronic activities of $226,844 primarily due to a reduction in contract manufacturing activities and chemical revenues decreased $46,610.

Gross Profit

Gross profit of $99,539 in 2002 as compared to $120,784 in 2001 was $21,245 or 18% below the gross profit in 2001. Gross profit was 57% of revenues in 2002 as compared with 27% of revenues in 2001. The increase in gross profit margin was primarily due to the product mix of sales with higher sales of products with a higher gross margin.

Operating Income (Loss)

Operating loss in 2002 was ($175,050) compared to ($151,452) in 2001. Selling, general and administrative expenses increased by $2,353 in 2002 primarily due to increases in legal and professional fees incurred in the period due to litigation offset by reductions in personnel and overhead expenses.
                                        6

Other Income

Other income in 2002 was $63,550 as compared to $1,500 in 2001. The increase was primarily due to cash receipts from the settlement of a lawsuit.



Results of Operations
Six Months Ended September 30, 2002

Revenues

Revenues were $428,741 in 2002 as compared to $834,511 in 2001 representing a decrease of $405,770 or 48%. Revenues from the Company's medical electronics activities decreased $422,499, primarily due to reductions in contract manufacturing activities offset be increased chemical revenues of $16,729.

Gross Profit

Gross profit of $274,514 in 2002 as compared to $298,465 in 2001 was $23,951 or 8% lower than the gross profit in 2001. Gross profit was 64% of revenues in 2002 and 36% in 2001. The increase in gross profit margin is due to the mix in product sales with higher sales of products with a higher gross margin.

Operating Income (Loss)

Operating loss was ($249,052) in 2002 compared to ($319,386) in 2001. Selling, general and administrative expenses decreased by $94,285 primarily due to a reduction in personnel and overhead expenses offset by increases in legal and professional fees incurred in the period due to litigation.


Other Income

Other income of $69,443 in 2002 increased $65,887 from $3,556 in 2001, primarily due to cash receipts from the settlement of a lawsuit.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                              ADM Tronics Unlimited, Inc.


                                             By:\s\ Andre' DiMino
                                                Andre' DiMino
                                                Principal Financial Officer
Dated: Northvale, New Jersey
       November 18, 2002

                                      7