Form 10QSB
period 2002-12-31
ADM TRONICS UNLIMITED INC/DE
filed 2003-02-14
CIK 849401

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2002

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

             48,882,037 shares of Common Stock, $.0005 par value,
                           as of February 4, 2003














                      ADM TRONICS UNLIMITED, INC.

                                 INDEX
                                                            Page Number
Part I. Financial Information

Item 1. Consolidated Financial Statements:

  Consolidated Balance Sheets - December 31, 2002
     and March 31, 2002                                          2

  Consolidated Statements of Operations - For the
     three months and nine months ended December
     31, 2002 and 2001                                           3

  Consolidated Statement of Changes in Stockholders'
     Equity - For the nine months ended December 31, 2002        3

  Consolidated Statements of Cash Flows - For the
     nine months ended December 31, 2002 and 2001                4

  Notes to Consolidated Financial Statements                     5

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                            6-7




CERTIFICATION OF PERIODIC REPORT

I, Andre' Di Mino, President of ADM Tronics Unlimited, Inc. (the
"Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended December 30, 2002 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  February 14, 2003

                                    /s/ Andre' Di Mino
                                        Andre' Di Mino
                                        President

                        ADM TRONICS UNLIMITED, INC.
                        CONSOLIDATED BALANCE SHEETS

                                                  (UNAUDITED)
                                                   DECEMBER       MARCH
                   ASSETS                          30, 2002      31, 2002
Current assets:
 Cash and equivalents                            $   55,224   $    51,565
 Accounts receivable--trade, less allowance
  for doubtful accounts of $4,593                   128,544       215,502
 Inventories:
  Raw materials and supplies                        263,788       303,202
  Finished goods                                     41,522        35,628
  Equipment held for sale                           681,675       681,154
 Other current assets                                28,787        30,504

    Total current assets                          1,199,540     1,317,555

Property and equipment                               36,770        60,671

Equipment in use and under lease agreements, net
 of accumulated depreciation of $46,167 and
 $391,272 respectively                              337,621       432,047

Loan receivable from officer, bearing
 interest at 3% per annum, unsecured                 50,291        53,791

Other assets                                        131,637       143,952

    Total assets                                  1,755,858     2,008,016

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable-trade                             257,786       252,478
 Accrued expenses and other                          45,416        79,473
 Notes payable                                      147,325       110,000

    Total current liabilities                       450,527       441,951

 Notes payable - long term portion                     -           25,000

Stockholders' equity                              1,305,332     1,541,065

    Total liabilities and
      stockholders' equity                       $1,755,859    $2,008,016

                       ADM TRONICS UNLIMITED, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

					  THREE MONTHS ENDED	 NINE MONTHS ENDED
					      DECEMBER 31,          DECEMBER 31,
					     2002     2001	   2002	2001

Revenues			         $245,802 $287,768     $674,543 $1,122,279

Costs and expenses:
 Cost of sales			    180,423  (32,158)     334,650    503,888
 Selling, general and
  administrative			    140,092  218,848      663,658    836,699

    Total costs and expenses	    320,515  186,690      998,308  1,340,587

Operating income (loss)		    (74,713) 101,078     (323,765)  (218,308)

Other income:
 Interest and other income	     18,589      349       88,032      3,905


Net income (loss)	                (56,124) 101,427     (235,733)  (214,403)

Net income (loss) per common
  share                           $(0.001) $ 0.002      $(0.005)   $(0.004)





                       ADM TRONICS UNLIMITED, INC.
        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
	         FOR THE NINE MONTHS ENDED DECEMBER 31, 2002
                              (UNAUDITED)

                                          CAPITAL IN
				                  EXCESS OF
				            PAR      PAR     ACCUMULATED
				  SHARES    VALUE	  VALUE	 DEFICIT	TOTAL

Balance,
 March 31, 2002       47,382,037 $23,691 $6,763,618 $(5,246,244) $1,541,065

Sale of Common Stock   1,500,000     750     14,250

Net loss for the nine
 Months ended December
 31, 2002                                              (235,733)   (235,733)

Balance,
 December 31, 2002    48,882,037 $24,441 $6,777,868 $(5,481,977) $1,305,332

                       ADM TRONICS UNLIMITED, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
				                           NINE MONTHS ENDED
                                                      DECEMBER 31,
                                                    2002        2001
Cash flows from Operating activities:
 Net income (loss)                               $(235,733)  $(214,403)
 Adjustments to reconcile net income (loss)
  to net cash from operating activities:
   Depreciation and amortization                   125,386     141,507
  Changes in operating assets and liabilities:
   Accounts receivable                              86,958      15,296
   Inventories                                      33,520    (246,058)
   Other current assets                              1,717       3,677
   Equipment in use or under lease                    -        128,188
   Equipment held for sale                            (521)    252,183
   Other assets                                     12,315     (87,221)
   Accounts payable                                 (5,308)     41,470
   Accrued expenses and other                      (32,364)    (84,352)

 Net cash flows provided by (used in)
  operating activities                             (14,030)    (49,713)

Cash flows from Investing activities:
 Purchases of property and equipment                  (811)    (25,131)
 Repayments of loan to officer                       3,500       3,900

 Net cash flows provided by (used in)
  investing activities                               2,689     (21,231)

Cash flows from Financing activities:
 Borrowings on notes payable                          -         10,000
 Payments on notes payable                            -        (20,904)
 Issuance of stock for cash                         15,000        -

 Net cash flows provided by (used in)
   financing activities                             15,000     (10,904)

Net change in cash and cash equivalents           $  3,659    $(81,848)

Cash and cash equivalents--beginning of year      $ 51,565    $113,458

Cash and cash equivalents--end of period          $ 55,224    $ 31,610


Supplemental disclosure of cash flow activities:

 Interest paid                                       4,227       1,546

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

Note 2.  Segment Information

Information about segment information is as follows:

Nine Months Ended December 31, 2002:     CHEMICAL    MEDICAL      TOTAL

 Revenues from external customers        606,536      68,007     674,543
 Segment profit (loss)                   140,280     (95,453)   (235,733)

Nine Months Ended December 31, 2001:

 Revenues from external customers        517,585     604,694   1,122,279
 Segment profit (loss)                   (65,373)   (149,030)   (214,403)

Three Months Ended December 31, 2002:

 Revenues from external customers        220,892      24,910     245,802
 Segment profit (loss)                    85,105    (141,229)    (56,124)

Three Months Ended December 31, 2001:

 Revenues from external customers        150,954     136,814     287,768
 Segment profit (loss)                   127,253     (25,776)    101,477











5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 2002 the Company had cash and equivalents of $55,224 as compared to $51,565 at March 31, 2002. This increase was the result of net cash flows provided by investing and financing activities of $2,689 and $15,000, respectively, offset by net cash used in operating activities of $14,030.

Operating Activities

Net cash flows used in operating activities decreased $35,683 to $14,030 for the nine months ended December 31, 2002 as compared to $49,713 for the nine months ended December 31, 2001. Cash flows used in operating activities primarily resulted from the net loss for the period of $235,733, a reduction in accounts payable of $5,308 and accrued expenses of $32,363, collectively offset by a reduction in inventories and other assets of $47,552, depreciation and amortization of $125,386 and accounts payable of $86,958.

Investing Activities

Cash flows provided by investing activities consisted of repayments of the officer loan offset by cash expenditures of $811 for the purchase of equipment.

Financing Activities

Cash flows provided by financing activities consisted of $15,000 received from the sale of common stock.

The Company does not have any material external sources of liquidity or unused sources of funds.


Results of Operations
Quarter Ended December 31, 2002

Revenues

Revenues were $245,802 in 2002 as compared to $448,586 in 2001 representing a decrease of $202,784 or 45%. Revenues from the Company's medical electronics activities decreased $136,814 primarily due to significantly reduced contract manufacturing revenues. Chemical revenues increased $69,938 in 2002 as compared to 2001.

Gross Profit

Gross profit of $65,379 in 2002 as compared to $255,610 in 2001 was $190,231 or 74% below the gross profit in 2001. Gross profit was 27% of revenues in 2002 as compared with 38% of revenues in 2001. The decrease in gross profit margin was primarily due to certain inventory write-offs during 2002 and the maintenance of manufacturing labor overhead with reduced contract manufacturing revenues.





                                       6



Operating Income (Loss)

Operating loss in 2002 was ($74,713) compared to ($101,078) in 2001. Selling, general and administrative expenses decreased by $78,756 primarily due to a reduction in personnel and related overhead expenses from the reduction in contract manufacturing activities.

Other Income

Other income in 2002 was $18,589 as compared to $349 in 2001. The increase was primarily due to revenues received from equipment rentals and amounts received from a joint venture in 2002.



Results of Operations
Nine Months Ended December 31, 2002

Revenues

Revenues were $674,543 as compared to $1,122,279 in 2001 representing a decrease of $447,736 or 39%. Revenues from the Company's medical electronics activities decreased $536,687 primarily due to significantly reduced contract manufacturing revenues. Chemical revenues increased $88,951.

Gross Profit

Gross profit of $339,893 in 2002 as compared to $618,391 in 2001 was $278,498 or 45% lower than the gross profit in 2001. Gross profit was 50% of revenues in 2002 and 55% in 2001. The decrease in gross profit margin is due to the mix in product sales with higher sales of products with a lower gross margin and certain write-offs of inventory during 2002 and the maintenance of contract manufacturing labor overhead with reduced contract manufacturing revenues.

Operating Income (Loss)

Operating loss was ($323,766) in 2002 compared to ($218,308) in 2001. Selling, general and administrative expenses decreased by $173,041 due to a reduction in personnel and related overhead expenses.

Other Income

Other income of $88,032 in 2002 increased $84,127 from $3,905 in 2001. The increase was primarily due to revenues received from equipment rentals and amounts received from a joint venture in 2002.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                              ADM Tronics Unlimited, Inc.

                                             By:\s\ Andre' DiMino
                                                    Andre' DiMino
                                                    President
Dated: Northvale, New Jersey
       February 14, 2002

7