Form 10KSB
period 2003-03-31
ADM TRONICS UNLIMITED INC/DE
filed 2003-07-11
CIK 849401

U.S. SECURITIES AND EXCHANGE COMMISSION
	                   WASHINGTON, D.C. 20549

	                         FORM 10-KSB
(Mark One)

  x	  ANNUAL REPORT PURSUANT  TO  SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended March 31, 2003

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


                              (201) 767-6040
             (Issuer's Telephone Number, Including Area Code)


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

                                $1,074,305

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

                  Approximately $1,913,230 as of July 3, 2003


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

ADM Tronics Unlimited, Inc. (the "Company"), was organized under the laws of the State of Delaware on November 24, 1969.


Recent Developments

In April 2003, a majority owned subsidiary of the Company entered into a distribution agreement with THM Group, LLC with respect to the distribution and sale by THM of the subsidiary's therapeutic electronic device for animal health. Pursuant to the agreement THM was granted an exclusive territory comprising North America and Europe for a term of 3 years conditioned upon THM arranging for the purchase of certain minimum quantities of product from the subsidiary on an annual basis. Should THM not arrange for such annual minimum quantities to be purchased from the subsidiary, the agreement may be terminated by the subsidiary, at its option.

In November 2002, the Company sold certain rights to an ethnic shave cream, a burn lotion and a medical device known as the Aurex-3 which has been designed to treat a condition known as tinnitus to a wholly owned subsidiary of New England Acquisitions, Inc. The purchase price was 150,375 shares of New England's common stock and its subsidiary's agreement to make the payments described below. If the subsidiary does not make required minimum royalty payments or purchase certain quantities of products from the company within one year of its purchase of the rights, it will lose certain rights of exclusivity. The Company, however, intends to grant the subsidiary an extension of time.

New England's subsidiary also entered into an exclusive manufacturing agreement with the Company under which the Company will manufacture the ethnic shave cream, burn lotion and Aurex-3 for 120% of the Company's cost of all raw materials and all supplies and direct labor and an overhead allocation. The Company will also maintain raw material supplies and finished goods as necessary and provide oversight and guidance with respect to regulatory requirements regarding the marketing of the products. In addition, New England's subsidiary will reimburse the Company for any tooling or non-recurring engineering services that are required to be secured in support of the manufacturing of the products. New England's subsidiary has agreed to pay the Company a royalty of 6% of gross sales of the products, less discounts, returns and allowances as well as consulting fees and related expenses for any time expended by the Company's employees for any services related to the products other than manufacturing activities.

New England's subsidiary has advised the Company that it has no present intention of marketing the burn lotion and is reevaluating its plans with respect to the Aurex-3 after receiving initial disappointing results. New England has further advised the Company that New England's subsidiary has no available capital to market any products and there is no assurance that it will ever obtain sufficient capital.


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

During the Company's fiscal years ended March 31, 2003, 2002 and 2001, sales of chemical based products accounted for approximately 80%, 50% and 40% of operating revenues, respectively. No contract exists with any of the Company's customers which would obligate any customer to continue to purchase products from the Company.

During the fiscal year ended March 31, 2003, one customer accounted for more than 10% of the Company's net sales of chemical products. The termination of business relations with any of the Company's significant customers would have a material adverse effect on the Company's business and the financial condition of the Company.

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

None of the Company's chemical products are protected by patents, although the names of some of such products have been protected by trademarks. The Company does not believe that any such trademarks are material to its business. As of March 31, 2003, the dollar amount of backlog orders for the Company's chemical products believed by the Company to be firm, was not material.

During the Company's fiscal years ended March 31, 2003 and 2002, the Company made no material expenditures with respect to company-sponsored research and development activities relating to its chemical business as determined in accordance with generally accepted accounting principles other than a portion of the regular salaries of its executive officers which may be allocated thereto. During such fiscal years the Company did not expend any funds on customer-sponsored research and development activities with respect thereto.


Sonotron Technology

The late Dr. Alfonso Di Mino, founder of the Company, while employed by the Company, conceived and developed a technique pursuant to which a subject being treated is exposed to a corona discharge beam generated by combining audio and radio frequency waves (the "Sonotron Technology"). The Sonotron Technology is the subject of a United States Patent (the "Di Mino U.S.Patent") granted in 1987 to Dr. Di Mino entitled, "Corona Discharge
Thermotherapy Technique" expiring in 2004.   Dr. Di Mino assigned to the
Company the Di Mino U.S. Patent without any consideration therefrom. Foreign Patent applications bearing the same title and corresponding to the Di Mino U.S. Patent have been issued as follows:

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

The Company intends to use data obtained from clinics utilizing the Sonotron Device as well as additional data it may obtain from others in the Company's FDA Application, if filed. There are currently 6 Sonotrons in use by clinical investigators collecting data for submission to the FDA. The Company believes that sufficient data may be collected from these investigations by December 2003 to support the submission to the FDA, however, there can be no assurance that such data will be sufficient or if sufficient will result in a filing with the FDA. There can be no assurance that the Company will obtain sufficient data in the foreseeable future, if at all, to file an FDA Application or that any data theretofore or thereafter obtained by the Company will be satisfactory or will be sufficient to support the Company's FDA application. The Company does not intend to make any material changes to the Sonotron Devices nor have any such changes been made since the completion of the research and development. In the event that Sonotron Devices cannot be marketed pursuant to FDA clearance and the data obtained by the Company are not favorable or, for any other reason, the Company's FDA Application is not filed or, if filed, is not approved by the FDA, neither the Company nor SMI will be able to market the Sonotron Devices in the United States to others in connection with human applications, other than for research purposes. Under such circumstances, it is probable that the Sonotron Devices will not be able to be marketed with respect to human applications thereof in many foreign countries.

During the Company's fiscal years ended March 31, 2003 and 2002, other than the regular compensation paid by the Company to its executive officers, the Company did not spend any appreciable amounts on testing, application, clinical studies and company-sponsored research and development activities in connection with the Sonotron Technology and other activities determined in accordance with generally accepted accounting principles. During each of such years no material amounts were spent on customer-sponsored research and development activities relating to the development of new products, services or techniques or the improvement of any of the foregoing.

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

In order to commercially exploit the NCCD Device, the Company must successfully conduct significant engineering and design work. Such work includes the design and manufacture of a pre-production model and the production of approximately 40 similar units for use in the proposed clinical studies. If the clinical studies establish the efficacy of the NCCD Device, the Company intends to seek FDA approval of the NCCD Device. The Company also plans to file applications for certain foreign and domestic patents in connection with the NCCD Device. There can be no assurance that any clinical studies of the NCCD Device will yield successful results or that FDA approval will be obtained. The Company believes that the cost of clinical studies and the engineering and design work will be approximately $2,000,000 and the completion of such studies will occur not earlier than December 31, 2004, if at all. Because the company does not presently have sufficient funds to complete such tests and studies, the Company has sought and will continue to seek financing for such purposes. There can be no assurance that the Company will be able to obtain such financing on terms not unfavorable to the Company, if at all.

During the fiscal year ended March 31, 2003, although sales of Sonotron Devices were not significant, one customer accounted for approximately 80% of those sales. Because the Company is seeking to increase future sales to that customer, the termination of business relations with that customer could have a material adverse effect on the Company's future business and financial condition.

As of March 31, 2003, the dollar amount of backlog orders for Sonotron Devices was not material.


Aurex-3

Dr. Di Mino developed an electronic device (the "Aurex-3") for the treatment of Tinnitus. Tinnitus is a human medical condition which manifests itself in a constant and annoying ringing in the ears. The Aurex-3 uses a probe that transmits a vibratory and audio signal. In February 1997, Dr. Di Mino filed a patent application for a United States patent with respect to the Tinnitus Device. Dr. Di Mino advised the Company that any patents issued to him in connection with the Tinnitus Device will be assigned to the Company. Although significant testing of the Aurex-3 has not been conducted, pre-production and production prototypes were built and testing and marketing strategies have been developed. In May 1998, a Premarket Notification ("PMN") was filed by the Company with the FDA. In August 1998, the United States Patent and Trademark Office issued a patent with respect to the Aurex-3 and the FDA notified the Company that the PMN was accepted. Accordingly, the Company may market the product in the United States for its intended indication, "The treatment and control of tinnitus." From August 1998 to November 1999 the Company finalized manufacturing plans for the Aurex-3. In July 1999 the Company began taking advance orders for Aurex-3 units from distributors and patients and began to deliver the units in November 1999. Sales of the Aurex-3 have not been material. There can be no assurance that the Company will receive significant orders for the Aurex-3 or, if such orders are received, that the Company will be able to manufacture the Aurex-3 in sufficient quantities.

At the end of December 1999, 6 Aurex-3 devices were made available to the Dutch Commission on Tinnitus & Hyperacusis by a third party. On December 24, 1999, six participants were examined by the Dutch Commission for their tinnitus and trained in the use of the Aurex-3 by an audiologist and adviser of the group. After a six-week trial period with six participants, during which one participant reported a worsening of tinnitus, the Dutch Commission concluded that no positive results could be reported. Although the Dutch Commission tentatively concluded that the Aurex-3 seldom or never has a positive effect on tinnitus, especially on high frequency tinnitus, it did not exclude the possibility that application of the Aurex-3 on patients with a low tone tinnitus might show better results.
The Company believes that the Dutch Commission's conclusions are flawed primarily because of the small number of participants and the probable selection of participants whose condition could not be improved through the use of the Aurex-3. In addition, in the Company's limited experience, when potential users of the Aurex-3 were pre-screened to eliminate those with non-noise induced or variable intensity tinnitus, more than 60% of the users of the Aurex-3 have experienced significant improvement.
New England's subsidiary provided a sample Aurex-3 to a Chinese distributor for its evaluation. The distributor advised the subsidiary, on the basis of limited use, that the sample has not been found to be effective.


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

PAC was acquired by the Company in December of 1997. Contract manufacturing activities have been steadily declining over the past two years with PAC customers advising management that poor economic conditions have reduced the need for outside manufacturing services. Consequently, during the fiscal year ended March 31, 2003, one customer accounted for approximately 90% of PAC's sales, which also represented approximately 2% of the Company's sales.

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

The Company intends to market the SofPulse Device to nursing homes and hospitals where substantial numbers of patients may benefit from the SofPulse treatment and the home health care market where patients may continue the SofPulse treatment after being released from hospitals. However, such usage will be significantly limited unless reimbursement at a sufficient rate is approved by Medicare and other sources. There can be no assurance that such reimbursement will be approved, and if approved, will be of a sufficient amount to financially justify the use of the SofPulse. The Company is also seeking to market the use of SofPulse to surgeons in several subspecialties such as plastic, cosmetic and aesthetic, where the SofPulse may help in treating edema or pain and help patients to recover and not be dependent on third-party reimbursement as such procedures are generally considered to be elective.

To that end, the Company entered into a distribution agreement with Mediq/PRN for a home rental program for post-operative patients that have undergone a plastic or cosmetic surgery procedure. The agreement requires Mediq to maintain an inventory of SofPulse units, which have been provided by and remain the property of the Company, at certain of its over 100 offices across the country. Mediq is responsible for delivering and picking up the units from patients and invoicing and collecting rental fees. The Company is responsible for providing the units to Mediq and providing technical support and clinical information. The agreement provides that the Company will receive 55% of rental revenues and Mediq will retain 45%. To assist in marketing the home rental program to plastic surgeons, the Company entered into a marketing agreement with Byron Medical of Arizona. Byron was responsible for promoting the use of the SofPulse to plastic and cosmetic surgeons throughout the United States by direct mail, trade shows and telemarketing. The Company agreed to pay Byron a commission of 7.5% of rental revenues received from leads generated by Byron. In September, 2001 the agreement with Byron expired in accordance with its terms. In 2000 the Company entered into an agreement with surgery.com, Inc. pursuant to which surgery.com would promote the use of the SofPulse to its member physicians who are primarily plastic and cosmetic surgeons. In July 2001 surgery.com advised the Company that its business direction had changed due to potential business combinations in the internet field and that it could not continue with the agreement.


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

To further fund development of the blood irradiation technology, in 2000, the Company's subsidiary began a private offering of its common stock which was subsequently withdrawn and replaced with a private offering of both the subsidiary's common stock and the Company's preferred stock. On August 8, 2001 the offering was terminated and all funds held in the escrow account were returned to investors. There can be no assurance that the subsidiary can successfully manufacture the product or receive government approval to market the product anywhere in the world.


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

To the Company's knowledge, EPI and the Company have not been asked by the FDA to seek PMA for SofPulse; however, there can be no assurance that the Company will not be required to do so and that, if required, the Company will be able to comply with such requirement for SofPulse.

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


Insurance

The Company may be exposed to potential product liability claims by those who use the Company's products. Therefore, the Company maintains a general liability insurance policy, which includes aggregate product liability coverage of $2,000,000 for certain of the Company's products. The Company does not have product liability coverage for its medical device products. The Company believes that its present insurance coverage is adequate for the types of products currently marketed. There can be no assurance, however, that such insurance will be sufficient to cover potential claims or that the present level of coverage will be available in the future at a reasonable cost.


Personnel

On June 28, 2003, the Company employed 10 persons, two of which are executive officers of the Company. Two employees were employed by the Company on a part-time basis.


Item 2.	Properties

The Company leases approximately 16,000 square feet of combined office and warehouse space from an unaffiliated third party. PAC leased approximately 8,500 square feet from an unaffiliated third party. The leases expire in June, 2008 and February 2004, respectively. In April, 2001 substantially all of PAC's operations were incorporated into the Company's facility. The facility previously occupied by PAC has been subleased to an unaffiliated third party at a rent below the rent in the PAC lease. Consequently, PAC is obligated to pay the difference thereto to the landlord amounting to approximately $700 per month through February, 2004.


Item 3.	Legal Proceedings

On August 17, 2000, AA Northvale Medical Associates, Inc., a wholly-owned subsidiary of the Company filed a lawsuit in the Superior Court of New Jersey against GSM, Inc., Quantum Medical, Inc., ("GSM") Great Southern Medical and Gregory S. Mack claiming breach of a distribution agreement, seeking return of the subsidiary's medical devices under lease, demanding an accounting and payment of all amounts due to the subsidiary and damages and other matters. GSM counterclaimed, alleging breach of the distribution agreement seeking an unspecified amount of damages and other matters. On March 29, 2002 a settlement was reached wherein GSM dropped its counterclaim against the subsidiary and agreed to pay the subsidiary the sum of $112,805 payable in monthly payments less credits for SofPulse units returned by GSM prior to September 4, 2002. GSM returned a number of units for credit and pursuant thereto, the subsidiary has received payments totaling $73,500 as full and final settlement. Reference is made to Note 8 of Notes to Consolidated Financial Statements.

On May 1, 2001, Charles Solomons, a former employee of Enviro-Pack Development Corporation, a wholly-owned subsidiary of the Company filed a lawsuit in Superior Court of New Jersey against the Company, Enviro-Pack Development Corporation and Thomas Petrie alleging breach of an oral employment contract. Enviro-Pack filed a counterclaim for damages based on the employee's misrepresentations at the time of purchase of assets of a company in which the employee was a controlling employee and shareholder and other matters. On May 16, 2003 the matter was settled with dismissal of all claims by Solomons and the subsidiary. Pursuant to the settlement the subsidiary will pay Solomons three monthly payments of $1,000. One of such payments was paid in June, 2003. The settlement was based upon economic factors including the cost to defend the case through dismissal and possible trial and also the uncertainty of collecting the sums claimed in the counterclaim.

On November 19, 2001 Millenium Medical Research, LLC ("MMR") filed an order to show cause in the Supreme Court of the State of New York, County of Rockland against Immuno-Therapy Corporation ("ITC"), a wholly owned subsidiary of the Company, and Thomas Petrie ("Petrie"), its president, seeking a preliminary injunction to prohibit the sale, rental, lease or transfer of possession of the Company's blood irradiator device to any party other than MMR and seeking monetary damages of $750,000 related to MMR's allegations that the defendants violated a contract. On November 26, 2001 the court issued a temporary restraining order against ITC and Petrie. On December 7, 2001 an answer, counterclaim and third-party complaint was filed by ITC, PAC and Pegasus Marketing, LLC ("PM") denying the allegations and seeking to dismiss the complaint, dissolve the temporary restraining order,
and secure compensatory and punitive damages against MMR.   PM is a New
Jersey limited liability corporation of which the Company is a 50% member and two unrelated third party corporations are each 25% members. PM assists the company in the placement of certain of its medical devices for clinical studies and marketing. On February 5, 2002 the court denied MMR's motion for a preliminary injunction and vacated its order to show cause. Management believes that all of the allegations of the MMR action are without merit and can be successfully defended and the subsidiary is vigorously prosecuting the counterclaims for damages it believes it has incurred by the actions of MMR. Settlement negotiations have ensued over the last year with multiple letters of intent and also a draft settlement agreement with an option for MMR to purchase certain assets of the subsidiary. There can be no assurance that a settlement can be reached and if reached that it not be unfavorable to the Company.

In December, 2001 Orthosonix, Inc., filed a civil action for a declaratory judgment against the Company in the United States District Court, District of New Jersey seeking patent invalidity, unenforceability and non-infringement with respect to three of the Company's patents related to the Sonotron Technology. In such action Orthosonix alleges that it is producing a medical apparatus under license from a third party with respect to a patent that was issued in 1994. On February 5, 2002 the Company filed a motion to dismiss Orthosonix's action. The Company's patent counsel advised that it believed the Company's motion to dismiss the Orthosonix action would be granted by the court. However, there could be no assurance that such motion would be granted. Settlement negotiations have ensued over the past year however there can be no assurance that a settlement can be reached and if reached that such settlement would not be unfavorable to the Company. On December 13, 2002 the court entered a 60-day order terminating the action. On February 10, 2003 such 60-day period expired and the action was terminated.

On January 3, 2002 Orthosonix also filed a civil action for injunctive relief against the Company, SMI and an unrelated third party (the "Defendants") in the United States District Court for the Middle District of Pennsylvania alleging that the Defendants made false, misleading and unsubstantiated claims about the Sonotron in a letter alleged to have been distributed by the third party defendant to medical professionals in Pennsylvania. Orthosonix is seeking preliminary or permanent injunction against the Defendants to stop the use of such promotional material and to secure damages and related costs. On March 6, 2002 the Company and SMI filed an answer, cross-claim and counterclaim to the Orthosonix complaint denying the allegations and seeking damages and other relief. In March, 2002 the Company and Orthosonix initiated settlement discussions with respect to all outstanding litigation. Pursuant thereto, on August 7, 2002 the Company received a notification from the court ordering that the action was dismissed without prejudice. Although there can be no assurance that discussions will result in a settlement, or if a settlement is reached that it will not be unfavorable to the Company, the Company believes that the foregoing litigation matters may be settled in the near future.

On May 7, 2003 a suit was instituted by Thomas Petrie against ITC, PAC and the Company in the Superior Court of New Jersey, Bergen County seeking a declaratory judgment that the Company does not have any rights or interest to a patent that was issued with respect to the blood irradiator technology being developed by the Company's subsidiaries and unspecified compensatory damages for Petrie's alleged wrongful termination. In June 2003, the Company filed an answer to the complaint with defenses, a counterclaim as well as a third party complaint against MMR and Joseph Lorber. In the counterclaim, among other things, the Company alleges a claim for theft and conversion by Petrie of certain of the Company's assets; tortious interference by Petrie; and, breach of good faith and fair dealing by Petrie and seeking compensatory and punitive damages, preliminary and permanent injunctions, attorney's fees and costs and declaratory judgment, among other things. In the third party complaint the Company alleges, among other things, that MMR and Lorber committed various wrongful acts and acted in collusion with Petrie. The Company believes that Petrie's complaint is without merit and frivolous and intends to vigorously defend against this action and to pursue its counterclaim and third party complaint with respect thereto. The answer, counterclaim and third party complaint having just been filed, discovery has yet to be initiated.

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

          Quarter Ended                 High Bid      Low Bid

          June 30, 2001                   .19           .08
          September 30, 2001              .09           .02
          December 30, 2001               .04           .01
          March 31, 2002                  .04           .01
          June 30, 2002                   .04           .01
          September 30, 2002              .02           .01
          December 31, 2002               .03           .01
          March 31, 2003                  .10           .01

    (b) On June 28, 2003, the Company's Common Stock was held by approximately 1,450 holders of record.

    (c) Dividends

    (d) As of March 31, 2003, the Company had no compensation plan (including individual compensation arrangements) under which its equity securities were authorized for issuance.

The Company has never paid any cash dividends on its Common Stock and has no intention of paying cash dividends in the foreseeable future. The Company intends to retain any earnings it may realize to finance its future growth.


II. Recent Sales of Unregistered Securities: Uses of Proceeds From Registered Securities
    (a) In December 2002, the Company sold 1,500,000 shares of its common stock to Andre' Di Mino. In January 2003, the Company sold 1,500,000 shares of its common stock to Fifth Avenue Venture Capital Partners pursuant to a consulting agreement dated January 17, 2003.
    (b)  There were no principal underwriters.
    (c) The aggregate consideration for the securities sold to Mr. Di Mino was $15,000. The consideration for the shares sold to Fifth Avenue Venture Capital Partners was consulting services.
    (d) The Company claimed exemption from the registration provisions of the Securities Act of 1933 with respect to the securities pursuant to Section 4(2) thereof inasmuch as no public offering was involved.

Item 6.	Management's Discussion and Analysis or Plan of Operation

Fiscal 2003 Compared to 2002

Revenues

Sales were $1,009,225 in 2003 as compared to $1,371,763 in 2002 representing a decrease of $362,538 or 26%. The decrease was primarily the result of decreases in contract manufacturing revenues offset by an increase in chemical revenues. Other income of $65,080 in 2003 was $88,768 or 58% lower than other income of $153,848 in 2002.

Gross Profit

Gross profit of $233,195 in 2003 was $458,616 or 67% lower than the gross profit of $697,811 for 2002. Gross profit was 23% of revenues in 2003 and 51% of revenues in 2002. The decrease in gross profit is primarily the result of a material reduction in certain inventory and equipment taken at March 31, 2003 and included in cost of goods sold.


Operating Loss

Operating loss before other income of $718,985 in 2003 was $262,162 more than the operating loss of $456,823 in 2002. The increase in operating loss resulted primarily from the reduction in certain inventory and equipment taken at March 31, 2003 offset by reduced selling, general and administrative expenses. Selling, general and administrative expenses were reduced by $202,454 in 2003 as compared to 2002 although legal fees increased during the year due to litigation costs.


Fiscal 2002 Compared to 2001

Revenues

Sales were $1,371,763 in 2002 as compared to $1,780,201 in 2001 representing a decrease of $408,438 or 23%. The decrease was primarily the result of decreases in contract manufacturing revenues offset by an increase in chemical revenues. Other income of $153,848 in 2002 was $10,804 or 7% lower than other income of $164,652 in 2001.

Gross Profit

Gross profit of $697,811 in 2002 was $198,458 or 22% lower than the gross profit of $896,269 for 2001. Gross profit was 51% of revenues in 2002 and 2001. The decrease in gross profit is the result of reduced revenues.


Operating Loss

Operating loss before other income of $456,823 in 2002 was $307,317 less than the operating loss of $764,140 in 2001. The decrease in operating loss resulted from reduced selling, general and administrative expenses and reduced cost of goods sold. Selling, general and administrative expenses were reduced by $505,775 in 2002 as compared to 2001.

Liquidity and Capital Resources

At March 31, 2003 the Company had cash of $49,765 as compared to $51,565 at March 31, 2002. This decrease is principally the result of $5,700 cash used in operating activities offset by $3,900 in repayments of loans by officer.

Operating Activities

Cash used in operating activities of $5,700 was $42,472 less in 2003 as compared to $48,172 used in 2002. Primarily cash used for accounts payable of $51,847, accrued expenses of $20,594 and other assets of $26,845 was offset by $139,881 in cash provided by accounts payable, $90,493 in inventories and $48,329 in other assets. Depreciation, amortization and writedown of goodwill was $185,576 and equipment held for sale or rental was written down by $276,383.

Investing Activities

Common shares of a non-affiliated company were received as payment with respect to the agreement with NEAI (see Recent Developments) valued at $30,000 which was offset by repayments of loans by officer of $3,900.

Financing Activities

In 2003, $30,000 was provided by financing activities. The Company received $15,000 for sale of common stock and used $15,000 of common stock as payment for consulting services.

The Company is seeking sources of additional financing from several sources. The Company does not have any material sources of liquidity or unused sources of liquid assets.

Item 7.	Financial Statements




INDEPENDENT AUDITOR'S REPORT



Board of Directors and Stockholders
ADM Tronics Unlimited, Inc. and Subsidiaries
Northvale, New Jersey

We have audited the accompanying consolidated balance sheet of ADM Tronics Unlimited, Inc. and subsidiaries as of March 31, 2003, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ADM Tronics Unlimited, Inc. and subsidiaries as of March 31, 2003, and the results of their operations and their cash flows for the years ended March 31, 2003, and 2002, in conformity with accounting principles generally accepted in the United States of America.


/s/Eichler, Bergsman & Co., LLP
   New York, New York

June 30, 2003

        ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET
                        MARCH 31, 2003
ASSETS

Current assets:

Cash and cash equivalents                 $   49,765
Accounts receivable - trade,
  less allowance for doubtful
  accounts of $39,000                         75,622
  Inventories:
      Raw materials and supplies             201,409
      Finished goods                          46,928
  Equipment held for sale or rental          404,771
  Other current assets                        57,348

Total current assets                      $  835,843

  Property and equipment - at cost, net
   of accumulated depreciation of $443,184    24,155
  Equipment in use and under lease
   agreements - at cost net of accumulated
   depreciation of $631,365                  306,860
  Loan receivable from officer, bearing
   interest at 3% per annum, unsecured        49,891
  Other assets                                95,621

Total assets                              $1,312,370

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable - trade                  $  200,631
Accrued expenses and other
  current liabilities                         59,579

Total current liabilities                 $  260,210

Note payable, long-term                      135,000

Commitments and contingencies

Stockholders equity                          917,160

Total liabilities and
  stockholders' equity                    $1,312,370



           See accompanying notes to consolidated financial statements.

         ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS
                      YEARS ENDED MARCH 31,
                                            2003         2002
Revenues:
  Sales                                  $1,009,225   $1,371,763
  Other income                               65,080      153,848
            Total revenues               $1,074,305   $1,525,611

Costs and expenses:
   Cost of sales                         $  776,030   $  673,952
   Selling, general and
     administrative                         952,180    1,154,634
            Total costs and expenses     $1,728,210   $1,828,586

Net loss                                 $ (653,905)  $ (302,975)

Weighted average number of
  common shares outstanding              48,132,037   47,382,037

Net loss per share                            ($.01)       ($.01)





                       ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           YEARS ENDED MARCH, 31, 2003 AND 2002

               Preferred    Common
	              Shares      Shares             Capital
	            5,000,000  150,000,000             in
	            Authorized  Authorized           excess
	             $.01 Par   $.0005 Par  Par      of Par     Accumulated
		         Value      Value    Value      Value      Deficit
Total

Balances
  April 1, 2001    -    47,382,037  $23,691  $6,763,618 $(4,943,269) $1,844,040


Net loss           -          -        -          -        (302,975)
(302,975)

Balances
  March 31, 2002   -    47,382,037  $23,691 $6,763,618  $(5,246,244) $1,541,065

Issuance of
  common stock     -     3,000,000  $ 1,500 $   28,500         -     $   30,000

Net loss           -          -        -          -        (653,905)
(653,905)

Balances
  March 31,2003    -    50,382,037  $25,191 $6,792,118  $(5,900,149) $  917,160


             See accompanying notes to consolidated financial statements.

               ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                          YEARS ENDED MARCH 31,
                                                2003       2002
Cash flows from operating activities:
  Net loss                                  $(653,905)  $(302,975)

  Adjustments to reconcile net loss
   to net cash used in operating activities:
      Depreciation, amortization and
       writedown of goodwill                $ 185,576   $ 217,525
      Changes in operating assets and
      liabilities:
        Accounts receivable - trade           139,881      (4,368)
        Inventories                            90,493    (108,802)
        Other current assets                  (26,845)      7,988
        Equipment in use and under
         lease agreements                       6,829      18,000
        Equipment held for sale or rental     276,383     111,090
        Other assets                           48,329     (16,528)
        Accounts payable                      (51,847)     66,360
        Accrued expenses and other            (20,594)    (36,462)
             Total adjustments              $ 628,205   $ 254,803
             Net cash used in
              operating activities          $  (5,700)  $ (48,172)

Cash flows from investing activities:
  Purchase of property and equipment        $    -      $  (8,921)
  Repayments of loans by officer                3,900       5,200
  Investment in a company                     (30,000)       -
             Net cash used in
              investing activities          $ (26,100)  $  (3,721)

Cash flows from financing activities:
  Payments on notes payable                      -        (10,000)
  Issuance of common stock                     30,000        -
             Net cash (used in) provided by
               financing activities         $  30,000   $ (10,000)
Net decrease in cash and cash equivalents   $  (1,800)  $ (61,893)

Cash and cash equivalents - beginning of year  51,565     113,458
Cash and cash equivalents - end of year        49,765      51,565

Supplemental Disclosures:
   Interest paid                            $   8,127   $   3,640
   Income taxes paid                        $   1,549   $  10,082
   Funds raised from private placement
    offering and held in escrow in 2001
    and returned to participants in 2002    $    -      $(210,500)

Supplemental disclosure of non-cash
 investing and financing activities:
   Common stock options issued as
    consideration for consulting services    $ 14,250    $    -

      See accompanying notes to consolidated financial statements.

                   ADM TRONICS UNLIMTED, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

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

For the years ended March 31, 2003 and 2002, the chemical product line accounted for approximately 80% and 56% of sales and the medical device product line accounted for 20% and 44% respectively.

c) Cash and Cash Equivalents

The Company considers all highly-liquid investments with a remaining maturity of three months or less at the time of purchase and excess operating funds invested in cash management and money market accounts to be cash.

d) Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

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

f) Sonotron Devices

Sonotron Devices ("Devices") are held for sale or lease and are included in the consolidated balance sheet under "Equipment held for sale" and "Equipment in use and under lease agreements" on a specific identification basis.
Unless and until clearance to market is obtained from the United States Food and Drug Administration (FDA), the Devices cannot be marketed in the United State for human applications, other than for research purposes, and may not Be marketable in certain foreign countries.

                     ADM TRONICS UNLIMTED, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Included within equipment in use and under lease agreements are Devices used internally and Devices loaned out for marketing and testing. Devices in use and under lease agreements are depreciated over seven years commencing at the date placed in service. Revenues from leasing activities have not been significant.

g) Sofpulse Units

In connection with a business acquisition in May 1998, the Company acquired 418 Sofpulse Units ("Unit"), an FDA cleared device. These Units held for sale or lease domestically, are included in the consolidated balance sheet under "Equipment held for sale" and "Equipment in use and under lease agreements," on a specific identification basis.

Included in equipment in use and under lease agreements are SofPulse Units leased to third parties, Units used internally and Units loaned out for marketing and testing. These Units are depreciated over seven years commencing on the date placed in service.

Certain medical equipment, principally Sofpulse Units held for sale or rental, was written down to reflect their market value at March 31, 2003.

h) Intangible Assets

Patents and patents assigned are stated at cost and are included in other assets and are amortized on a straight-line basis over the shorter of their legal or useful lives (15 to 17 years for patents and 2 years for patents assigned).

The Company has adopted FASB Statement No. 142 for the year ending March 31, 2003 whereby it tests goodwill for impairment on an annual basis. At March 31, 2003 the remaining Goodwill of $40,000 was written-off.

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

The Company has adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company's adoption of SFAS No. 144 did not have an effect on the Company's results of operations, cash flows, or financial position.

j) Revenue Recognition

Sales revenues are recognized when products are shipped and lease revenues are recognized in accordance with individual lease agreements.

                    ADM TRONICS UNLIMTED, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

k) Advertising

Advertising (approximately $4,900 and $6,400 in 2003 and 2002, respectively) is expensed as incurred and is included with selling, general and administrative expenses in the consolidated statement of operations.

l) Investment in Joint Venture

The Company uses the equity method to account for its 50% investment in a joint venture whose operations were substantially reduced in the year ended March 31, 2003.

m) Net Loss Per Share

The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). Net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the reported periods. Diluted Net loss per share has not been presented for 2003 and 2002 as its results would be anti-dilutive.

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

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2003 consist of the following:

      Machinery and equipment                          $184,863
      Office furniture and fixtures                      96,991
      Leasehold improvements                            131,800
      Computer equipment                                 53,685
                                                       $467,339
      Less accumulated depreciation and amortization    443,184
                                                       $ 24,155

                      ADM TRONICS UNLIMTED, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEARS ENDED MARCH 31, 2003 AND 2002


NOTE 2 - PROPERTY AND EQUIPMENT (Cont'd)

Depreciation and amortization on property and equipment for the years ended March 31, 2003 and 2002 aggregated $36,516 and $40,603, respectively.

NOTE 3 - EQUIPMENT IN USE AND UNDER LEASE AGREEMENTS

Equipment in use and under lease agreements at March 31, 2003 consist of the following:

      Sonotron Units                      $ 63,645
      Sofpulse Units                       870,250
      Other Units                            4,330
                                          $938,225

      Less accumulated depreciation       $631,365
                                          $306,860

Depreciation of equipment in use and under lease agreements for the years ended March 31, 2003 and 2002 aggregated $108,358 and $133,736, respectively.

NOTE 4 - OTHER ASSETS

Other assets at March 31, 2003 consist of the following:

     Investment   (a)                                         $ 30,000
     Patents, net of accumulated amortization of $58,402   (b)  51,513
     Deposits                                                   14,108
                                                              $ 95,621

a) On March 21, 2002, the Company and New England Acquisitions, Inc. ("NEAI") entered into a contingent asset and rights purchase agreement ("Agreement"). In accordance with the agreement, the Company acquired 150,375 shares of NEAI's common stock, at an estimated fair market value of $30,000, in exchange for NEAI acquiring certain rights as described in the Agreement to certain products manufactured and owned by the Company. NEAI has agreed to make certain royalty payments and other payments as noted in the Agreement.

b) Amortization expense for the years ended March 31, 2003 and 2002, aggregated $3,014 and $43,186, respectively.

NOTE 5 - NOTE PAYABLE

The $135,000 note is payable to the estate of a former officer/stockholder and is due April 1, 2005. The interest rate at April 1, 2001 was reduced from 10% to 6%. The President of the Company is the administrator of the estate. For the years ended March 31, 2003 and 2002, interest expense on total indebtedness amounted to $8,127 and $9,946, respectively.

                    ADM TRONICS UNLIMTED, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

NOTE 6 - INCOME TAXES

The differences between the income taxes and the amount computed by applying the federal statutory income tax rate of 34% to income before taxes are as follows:
                                                 2003       2002
      Tax benefit at U.S. statutory rates     $(216,000) $(103,000)
      Temporary differences                       2,000      2,000
      Change in valuation allowance             214,000    101,000
      Income taxes                             $   -     $    -

At March 31, 2003, the Company had deferred tax assets of approximately $1,500,000, comprised of $1,465,000 resulting from net operating loss carryforwards and $35,000 from other temporary differences. The deferred tax assets are offset by a valuation allowance in the amount of $1,500,000.

Deferred tax assets, net of a valuation allowance, are recorded when management believes it is more likely than not that tax benefits will be realized. The change in the valuation allowance was based upon the consistent applications of management's valuation procedures and circumstances surrounding its future realization.

The Company and its subsidiaries file consolidated Federal income tax returns. As of March 31, 2003, the Company had consolidated net operating loss carryforwards of approximately $4,400,000 that will expire during the years 2005 through 2023.

NOTE 7 - EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Plan covering substantially all employees. Employer matching contributions to the plan are at the discretion of management.
There were no employer contributions to the plan for the year ended March 31, 2003 and 2002.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

a) Leases

The Company leases its office and manufacturing facilities under non-cancelable operating leases.

The approximate future minimum annual rental under these leases at March 31, 2003 are as follows:
                   March 31, 2004                     93,000
                   March 31, 2005                     85,000
                   March 31, 2006                     85,000
                   March 31, 2007                     85,000
                   March 31, 2008                     85,000
                   Thereafter thru June 30, 2009      22,000
                                                    $455,000

Rent expense for all facilities for the years ended March 31, 2003 and 2002 was approximately $100,000 and $179,000, respectively.

                     ADM TRONICS UNLIMTED, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Cont'd)

b) Warranties

The Company's medical devices are sold under agreements providing for the repair or replacement of any devices in need of repair, at the Company's cost, for up to one year from the date of delivery, unless such need was caused by misuse or abuse of the device.

At March 31, 2003, no amount has been accrued for potential warranty costs and such costs are expected to be nominal.

c) Settlement of Legal Action

In April 2002, the Company and a distributor of the Company's Sofpulse units agreed to a settlement of a lawsuit. In accordance with the settlement, the distributor purchased Sofpulse units for $73,500 and returned other units to the Company.

d) Legal Actions

In May 2001, a former employee of a subsidiary filed a lawsuit against the Company, a subsidiary, and a former officer of the subsidiary alleging breach of an oral employment contract. The lawsuit was settled in May 2003 for $3,000.

In November 2001, a company filed an order to show cause against a subsidiary of the Company and the subsidiary's former officer seeking to prohibit sale, or transfer of the subsidiary's blood irradiator device, and claiming monetary damages of $750,000 for violation of a contract. The Company's subsidiary has counterclaimed and the court denied the plaintiff's motion for a preliminary injunction and vacated its order to show cause. Management believes that all of the allegations of this action are without merit and can be successfully defended and the subsidiary is vigorously prosecuting the counterclaims for damages it believes it has incurred by the actions of the plaintiff.

In April 2003, a former employee filed a suit against the Company seeking a declaratory judgment claiming that the Company has no rights or interest in a particular invention and related patent. In addition, the former employee alleges wrongful termination of employment and seeks unspecified compensatory damages. The Company is defending the action and has counterclaimed, and has asserted that it has all rights to the invention and patent and that the employee breached the terms of his employment.

In December 2001, a company filed civil actions against the Company seeking patent invalidity, unenforceability, and non-infringement with respect to three of the Company's patents related to Sonotron technology. The Company has filed a motion to dismiss the claim. In January 2002, the entity filed another civil action alleging that the Company made false and misleading statements about the Sonotron device. The Company filed a cross-claim and counterclaim denying the allegations. In March 2002, settlement discussions were begun with respect to the outstanding litigation. Although there can be no assurance that such discussions will result in a settlement, or if a

                       ADM TRONICS UNLIMTED, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Cont'd)

settlement is reached that it will not be unfavorable to the Company, the Company believes that litigation matters may be settled in the near future.

The Company believes that the ultimate resolution of the foregoing matters will not have a material adverse impact on the Company's financial condition.

e) Additional Financing

The Company has continued to seek sources of outside financing in order to fund its current and long-term operations.


NOTE 9   STOCKHOLDER'S EQUITY

a) Stock Options

From time to time, the Company grants stock options to directors, officers and outside consultants.

A summary of the Company's stock option activity and related information for the years ended March 31, 2003 and 2002, is as follows:

                                       Year Ended            Year Ended
                                     March 31, 2003        March 31, 2002

                                             Weighted                Weighted
                                             Average                 Average
                                             Exercise                Exercise
                                   Options   Price	    Options    Price

Outstanding at beginning of year  5,192,819  $0.2927      8,992,819  $0.4087
Granted                                -         -             -         -
Exercised                              -	       -             -         -
Expired                          (5,192,819) (0.2927)    (3,800,000) (0.5672)
Outstanding at end of year             -         -        5,192,819   0.2927
Exercisable at end of year             -     $   -        5,192,819   0.2927

The determination of the fair value of all stock options granted was calculated using the Black-Scholes option - pricing model based on (i) a risk-free interest rate of 5.5%, (ii) an expected option life based on original life of each option, (iii) an expected volatility in the market price of the Company's common stock of 63%, and (iv) no expected dividends on the underlying stock.

b) Common Stock

In December 2002, the Chief Executive Officer of the Company purchased 1,500,000 non-registered common shares of the Company for $15,000.

In February 2003, a consulting company provided services valued at $15,000 and acquired 1,500,000 non-registered shares of the Company.

                       ADM TRONICS UNLIMTED, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

NOTE 9   STOCKHOLDER'S EQUITY (Cont'd)

c) Preferred Stock

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

Information about segment operations follows:

                                   Chemical        Medical         Total
Year Ended March 31, 2003:
Revenues                         $  809,112      $  200,113     $1,009,255
Interest revenue                      4,098            -             4,098
Interest expense                      8,127            -             8,127
Depreciation and amortization        36,516         149,060        185,576
Segment loss                       (246,023)       (407,882)      (653,905)
Segment assets                      778,628         533,742      1,312,370


Year Ended March 31, 2002
Revenues                         $  772,688      $  599,075     $1,371,763
Interest revenue                      4,115              10          4,125
Interest expense                      9,646            -             9,646
Depreciation and amortization        58,869         158,656        217,525
Segment loss                       (228,855)        (74,120)      (302,975)
Segment assets                      873,303       1,134,713      2,008,016
Expenditures for segment assets        -             13,754         13,754

b) Geographical Information

Sales to unaffiliated customers, based on location of customer, is as follows:

                    ADM TRONICS UNLIMTED, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED MARCH 31, 2003 AND 2002

NOTE 10 - SEGMENT INFORMATION, GEOGRAPHICAL INFORMATION, MAJOR CUSTOMERS AND CREDIT CONCENTRATION (Cont'd)
                                               Year Ended March 31,
                                             2003              2002
      Chemical Segment:
      United States                       $  786,919      $  696,422
      Asia                                      -             35,285
      Other foreign countries                 22,192          40,981
                                          $  809,111      $  772,688
      Medical Segment:
      United States                       $  129,870      $  379,668
      Asia                                     2,995         217,687
      Other foreign countries                 67,248           1,720
                                          $  200,113      $  599,075
c) Major Customers

Sales to individual unaffiliated customers in excess of 10% of net sales to unaffiliated customers are shown below.
                                               Year Ended March 31,
                                             2003                2002
       Medical Segment:
        Customer A                         $137,007            $280,776
       Chemical Segment:
        Customer B:                        $119,390            $   -

d) Product Information

The approximate percentage of sales to unaffiliated customers, based on products, is as follows:

                                           Year Ended March 31,
                                          2003              2002
     Chemical Segment:
        Adhesives and primers              55%               64%
        Resins and coatings                34%               25%
        Additives and others               11%               11%
     Medical Segment:
        Contract manufactured
         medical devices                   21%               67%
        Sofpulse units                     41%               25%
        Sonotron devices                   31%                6%
        Other medical devices               7%                2%

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
                        Not applicable.

PART III

Item 9. Directors and Executive Officers, Promoters and Control
        Persons; Compliance with Section 16(a) of the Exchange Act

I.
(a) Identification of Executive Officers and Directors

Name                                Age         Position

Andre' Di Mino                      47          President, Chief Executive
                                                Officer and Director

Vincent Di Mino                     77          Vice President of
                                                Production and Director

David Saloff                        50          Director


Andre' Di Mino has been President since December 18, 2001. Prior thereto he was Executive Vice President and Chief Operating Officer since 1987 and Secretary - Treasurer of the Company since 1978. Mr. Di Mino has been a Director of the Company since 1987.

Vincent Di Mino has been Vice President of Production since 1969 and a Director of the Company since 1987.

David Saloff has been President of Lifewaves, Inc., a health technology company for the past 4 years. Prior thereto Mr. Saloff was Vice President of Electropharmacology, Inc., from which the Company acquired the SofPulse technology referred to elsewhere herein. He has been a Director of the Company since March 18, 2002.

The terms of office of each of the Directors and officers expire upon the election of their respective successors.

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

(e) The Board of Directors does not have an audit committee.


II. Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of any Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(a) under the Exchange Act during its most recent fiscal year and any Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representations referred to in subparagraph (b)(2)(i) of Item 405 of Regulation S-B, other than as set forth below no person who at any time during the fiscal year ended March 31, 2003 was a director, officer, to the knowledge of the Company a beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12, failed to file on a timely basis, as disclosed in the above Forms, reports required by
Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years. Andre' Di Mino has not filed a Form 4 and the Estate of Dr. Alfonso Di Mino did not file a Form 3.

III.  Code of Ethics

The Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not done so because it believes that it not necessary because of its size and lack of tangible assets.


Item 10.	Executive Compensation

The following table (the "Summary Table") sets forth the salary, bonus and other annual compensation earned by (i) the Company's chief executive officer and (ii) the Company's four most highly compensated executive officers other than the chief executive officer who served as such on March 31, 2003 and whose total annual salary and bonus exceeded $100,000 (the "Named Officer"):

Name and Principal      Fiscal Year    Annual Compensation
Position              Ended March 31        Salary

Andre' Di Mino            2003              $83,300
President and             2002              $86,600
Chief Executive Officer   2001              $86,600

No options issued by the Company were exercised by the Named Officers during the fiscal year ended March 31, 2003. On that date, there were no shares of Common Stock underlying unexercised options held by the Named Officers. The Company did not reprice any stock option or SAR previously awarded to the Named Officers.

During the fiscal years ended March 31, 2003, 2002 and 2001, no other compensation not otherwise referred to herein was paid or awarded by the Company to the Named Officer, the aggregate amount of which compensation, with respect to any such person, exceeded the lesser of $50,000 or 10% of the annual salary and bonus reported in the Summary Table for such person.

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

Item 11.   Security Ownership of Certain Beneficial Owners and Management
(a), (b)

The following table sets forth certain information as of June 26, 2003 with respect to any person who is known to the Company to be the beneficial owner of more than 5% of any class of its voting securities and as to each class of the Company's equity securities beneficially owned by its directors and directors and officers as a group:


Title of          Name and Address        Amount of Beneficial    Approximate
Class             of Beneficial Owner     Ownership(1)             Percent of
                                                                    Class(1)

Common            Estate of               2,334,239(2)  shares        9%(2)
Stock,            Dr. Alfonso Di Mino
$.0005 par value  224-S Pegasus Ave.
                  Northvale, NJ 07647

Common            Andre' Di Mino          9,172,696(3)  shares       36%(3)
Stock,            224-S Pegasus Ave.      1,700,000(4)  shares        7%(4)
$.0005 par value  Northvale, NJ 07647     3,400,000(5)  shares       13%(5)
                                          2,334,239(6)  shares        9%(6)

Common            Vincent Di Mino         1,887,928(7)  shares        7%(7)
Stock,            224-S Pegasus Ave.
$.0005 par value  Northvale, NJ 07647     5,100,000(8)  shares       20%(8)

Common            David Saloff                 -                      -
Stock,            224-S Pegasus Ave.
$.0005 par value  Northvale, NJ 07647

Common            Burton Friedlander      3,313,900(9)  shares       13%(9)
Stock,            104 Field point Road.
$.0005 par value  Greenwich CT 06830

Common            Heiko H. Thieme         3,617,500(10) shares       14%(10)
Stock,            1370 Ave of the Americas
$.0005 par value  New York, N.Y. 10019

Common            Officers and Direc-    18,494,863(11) shares       73%(11)
Stock,            tors as a group
$.0005 par value  (3 persons)

(1) Unless otherwise noted below, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any such warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.
(2) Represents (a) 1,004,239 shares of Common Stock directly owned by The Estate, (b) 1,000,000 shares of Common Stock beneficially owned by the spouse of Dr. Di Mino, in which shares The Estate disclaims any beneficial ownership, and (c) 1,330,000 shares of Common Stock, which includes the 1,000,000 shares described in (b) above, subject to an agreement dated July 8, 1987 pursuant to which The Estate has the power to vote such shares.
(3) Represents 9,172,696 shares of Common Stock directly owned by Mr. DiMino.
(4) Represents 1,700,000 shares of Common Stock held by the Andre' Di Mino Irrevocable Trust, a Trustee and the beneficiary of which is Andre' Di Mino who may be deemed to be a beneficial owner of the shares held by such Trust.
(5) Represents 1,700,000 shares of Common Stock held each by the Maria
Elena Di Mino and Maurice Di Mino Irrevocable Trusts, a Trustee of which is Andre' Di Mino who may be deemed to be a beneficial owner of the shares held by such Trusts by reason of his power to vote such shares.
(6) Represents the shares in The Estate of Dr. Alfonso Di Mino the administrator of which is Andre' Di Mino who may be deemed to be a beneficial owner of the shares held by The Estate by reason of his power to vote such shares. As a beneficiary of The Estate, Mr. Di Mino will directly receive 167,374 of such shares.
(7) Represents (a) 1,287,928 shares of Common Stock directly owned by Mr.
Di Mino, (b) 300,000 shares of Common Stock beneficially owned by the spouse of Vincent Di Mino, and (c) 300,000 shares of Common Stock owned by the child of Mr. Di Mino who resides in his home, in all of which shares set forth in
(b) and (c) of this Note Mr. Di Mino disclaims any beneficial ownership.
(8) Represents 5,100,000 shares of Common Stock of which 1,700,000 such shares are held by each of the Andre' Di Mino Irrevocable Trust, the Maria Elena Di Mino Irrevocable Trust and the Maurice Di Mino Irrevocable Trust. Vincent Di Mino, a Trustee of each of such Trusts, may be deemed to be a beneficial owner of the shares held by such Trusts by reason of his power to vote such shares.
(9) Represents (a) 417,300 shares of Common Stock directly owned by Mr. Friedlander, and (b) 2,896,600 shares of Common Stock owned by Friedlander International Limited.
(10) Represents (a) 2,000,000 shares of Common Stock owned by The
American Heritage Fund, Inc., and (b) 1,617,500 shares of Common Stock
Owned by The Global Opportunity Fund Limited.
(11)	See Notes above.
                                         26

(c)	Changes in Control

The Company is not aware of any arrangement which may result in a change in control of the Company.


Item 12.	Certain Relationships and Related Transactions

(a) In February 2001, Dr. Alfonso Di Mino loaned the Company $150,000 at 10% interest repayable in monthly installments of $5,000, which began in March 2001. The proceeds of the note were used to pay the outstanding indebtedness due to a bank of $195,000, which was repaid in full in March 2001. Then interest was reduced to 6% in 2001. The outstanding principal amount of such loan at March 31, 2003 was $135,000.

From time to time, the Company has loaned money to Andre' Di Mino at an interest rate of 3% per annum. Reference is made to the responses to Items 9 and 11 hereof. The largest aggregate amount of indebtedness, including interest, outstanding at any time since the beginning of the Company's fiscal year ended March 31, 2003 was approximately $89,900 and the approximate amount of principal and interest outstanding as of March 31, 2003 was $88,600.

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

(b)  Reference is made to the response to Item 11 of this Annual Report.
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

9.1 Trust Agreements of November 7, 1980 by and between Dr. Alfonso Di Mino et al. Exhibit 9 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993 is hereby incorporated by reference.
10.1 Memorandum of Lease by and between the Company and Cresskill Industrial Park III dated as of August 26, 1993. Exhibit 10(a)to the Company's Annual Report on Form 10-KSB for the fiscal year March 31, 1994 is hereby incorporated by reference.
10.2 Agreement of July 8, 1987 by and between Donna Di Mino, Dr. Alfonso
Di Mino, et al. Exhibit 10(q) to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993 is hereby incorporated by reference.
10.3 Agreement of March 21, 2002 by and between the Company and New England Acquisitions, Inc. Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002 is hereby incorporated by reference.
10.4 Agreement of April 29, 2003 by and between Vet-Sonotron Systems, Inc.
and THM Group, LLC.*
10.5 Agreement of January 17, 2003 by and between the Company and Fifth
Avenue Venture Capital Partners.*
21.1 Subsidiaries of the Company.*
99.1 Certification of Periodic Report.*
        * Filed herewith.

(b)   Reports on Form 8-K
    Not Applicable


Item 14.	Controls and Procedures.

I. (a) Our principal executive officer and principal financial officerhas concluded that the Company's disclosure controls and procedures are effective based on his evaluation of these controls and procedures as of a date within 90 days of the filing date of this Annual Report.

(b) There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no corrective actions with regard to significant deficiencies and material weaknesses.

II.(1) Audit Fees - The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in our Form 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $24,750 and $25,988, respectively.

(2) Audit-Related Fees - Fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Item 9(e)(1) of Schedule 14A were $0 and $0, respectively.

(3) Tax Fees - Fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were $2,500 and $2,500, respectively.

(4) All Other Fees - Fees were billed in either of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in Items 9(e)(1) through 9(e)(3) of
Schedule 14A were $2,500 and $0, respectively.

(5) The Company not have an audit committee.

(6) Less than 50 percent of hours expended on the principal accountant's engagement to audit the Company's financial statements for the most recent fiscal year were attributed to work performed by persons other than the principal accountant's full-time, permanent employees.

                                     SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ADM TRONICS UNLIMITED, INC.
                           By:  /s/ Andre' Di Mino, President
                                    -------------------
                                    Andre' Di Mino
Dated:  July 11, 2003

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures                       Title                      Date

/s/ Andre' Di Mino               Chief Executive Officer,
    -------------------          principal accounting and
    Andre' Di Mino               financial officer
                                 and Director               July 11, 2003


/s/ Vincent Di Mino              Director                   July 11, 2003
    -------------------
    Vincent Di Mino

/s/ David Saloff
    -------------------          Director                   July 11, 2003
    David Saloff


I, Andre' Di Mino, certify that:

1. I have reviewed this annual report on Form 10-KSB of ADM Tronics Unlimited, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am the registrant's only certifying officer and am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c. presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors (the registrant does not have an audit committee of its board of directors) (or persons performing the equivalent function):

   a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 11, 2003        By: /s/ Andre' Di Mino
                                   Andre' Di Mino, Chief Executive
                                    Officer and Chief Financial Officer