Form 10QSB
period 2003-06-30
ADM TRONICS UNLIMITED INC/DE
filed 2003-08-12
CIK 849401

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2003

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

             50,382,037 shares of Common Stock, $.0005 par value,
                           as of August 8, 2003







                                          1




                       ADM TRONICS UNLIMITED, INC.

                                 INDEX
                                                            Page Number
Part I. Financial Information

Item 1. Consolidated Financial Statements:

  Consolidated Balance Sheets - June 30, 2003
     and March 31, 2003                                          3

  Consolidated Statements of Operations - For the
     three months ended June 30, 2003 and 2002                   4

  Consolidated Statement of Changes in Stockholders'
     Equity - For the three months ended June 30, 2003           4

  Consolidated Statements of Cash Flows - For the
     three months ended June 30, 2003 and 2002                   5

  Notes to Consolidated Financial Statements                     6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                            6









CERTIFICATION OF PERIODIC REPORT

I, Andre' Di Mino, President of ADM Tronics Unlimited, Inc. (the
"Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) the Quarterly Report on Form 10-QSB of the Company for the quarterly period ended June 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated:  August 12, 2003
                                    /s/ Andre' Di Mino
                                        Andre' Di Mino
                                        President



                                          2

                ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                                    (UNAUDITED)
                                                  JUNE       MARCH
Assets                                          30, 2003    31, 2002

Current assets:

 Cash and cash equivalents                   $   33,265   $   49,765
 Accounts receivable--trade, less allowance
  for doubtful accounts of $39,000              100,888       75,622
 Inventories:
  Raw materials and supplies                    164,500      201,409
  Finished goods                                 44,697       46,928
 Equipment held for sale                        389,450      404,771
 Other current assets                            57,348       57,348

    Total current assets                        790,148      835,843

Property and equipment, at cost net of
 Accumulated depreciation of $416,785 and
 $443,184, respectively                          16,543       24,155

Equipment in use and under lease agreements -
 at cost net of accumulated depreciation of
 $423,604 and $631,365, respectively            291,930      306,860
Loan receivable from officer, bearing
 interest at 3% per annum, unsecured             49,188       49,891
Other assets                                     94,128       95,621


    Total assets                             $1,241,937   $1,312,370

Liabilities and stockholders equity:

Current liabilities:
 Accounts payable-trade                      $  195,760   $  200,631
 Accrued expenses                                41,507       59,579

    Total current liabilities                   237,267      260,210

Notes payable - long-term portion               135,000      135,000


Stockholders' equity                            869,670      917,160

    Total liabilities and
      stockholders' equity                   $1,241,937   $1,312,370


      See accompanying notes to consolidated financial statements.



                                          3

                  ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            THREE MONTHS ENDED
                                                 June 30,
                                             2003        2002

       Revenues                           $ 272,308   $ 253,610
       Costs and expenses:
        Cost of sales                       159,253      78,635
        Selling, general and
         administrative                     160,632     248,977
           Total costs and expenses         319,885     327,612

       Operating loss                     $ (47,577)  $ (74,002)

       Other income:
       Interest and other income                 87       5,893

       Net loss                           $ (47,490)  $ (68,109)

       Weighted average number of
        common shares outstanding        50,382,037  47,382,037

       Net loss per share                    (0.001)     (0.001)


                  ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE THREE MONTHS ENDED JUNE 30, 2003

           Preferred  Common
	     Shares     Shares               Capital
	     5,000,000  150,000,000          in
	     Authorized Authorized           excess
	     $.01 Par   $.0005      Par      of Par       Accumulated
           Value      Par Value   Value    Value        Deficit      Total

Balances -
 March 31,
 2003        -        50,382,037  $25,191  $6,792,118  $(5,900,149) $917,160

Net loss for
 The period
 ended
 June 30,
 2003                                                      (47,490)  (47,490)

Balances -
  June 30,
  2003       -        50,382,037  $25,191  $6,792,118  $(5,947,639) $869,670


             See accompanying notes to consolidated financial statements.

                                          4
                ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                       THREE MONTHS ENDED
	                                                       JUNE 30,
	                                                   2003       2002
Cash flows from Operating activities:
 Net loss                                               (47,490)   (68,109)
 Adjustments to reconcile net loss
  to net cash from operating activities:
   Depreciation and amortization                          7,612     46,169
  Changes in operating assets and liabilities:
   Accounts receivable--trade                           (23,970)      1,834
   Inventories                                           40,021     23,670
   Equipment in use or under lease                       14,930       -
   Equipment held for sale                               15,321        368
   Other assets                                           2,158     11,272
   Accounts payable--trade                              (10,691)    14,465
   Accrued expenses and other                           (14,391)   (34,513)

 Net cash flows used in operating activities            (16,500)   (4,844)

Cash flows from Investing activities:
 Repayments of loans by officer                            -        1,300

Cash flows from Financing activities:                      -          -

Net change in cash and cash equivalents                 (16,500)    (3,544)
Cash and cash equivalents--beginning of year             49,765     51,565
Cash and cash equivalents--end of period                 33,265     48,021

Supplemental disclosures:
 Interest paid                                             -         3,151
 Income taxes paid                                         -         2,266


          See accompanying notes to consolidated financial statements.
















                                          5


                    ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)
Note 1-Basis of Presentation:

The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2003 (the "Form 10-KSB") and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in financial positions for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB.

Note 2.  Segment Information

Information about segment information is as follows:

Three Months Ended June 30, 2003:       Chemical   Medical      Total

 Revenues from external customers       241,217     31,091      272,308
 Segment profit (loss)                  (23,349)   (24,395)     (47,490)

Three Months Ended June 30, 2002:

 Revenues from external customers       236,055     17,554      253,610
 Segment profit (loss)                   (8,676)   (65,326)     (68,109)


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At June 30, 2003 the Company had cash and equivalents of $33,265 as compared to $49,765 at March 31, 2003. This decrease was the result of net cash flows used in operations.

Operating Activities

Net cash flows used in operating activities were $16,500 for the three months ended June 30, 2003 as compared to net cash flows used in operating activities of $4,844 for the quarter ended June 30, 2002. This increase in cash used was due to the loss of $47,490 and $25,082 in accounts payable and accrued expenses offset by $7,612 in depreciation, $40,021 in inventories and $32,409 in equipment and other assets for the quarter ended June 30, 2003.

                                          6
Investing Activities

There were no investing activities for the quarter ended June 30, 2003.

Financing Activities

There were no financing activities for the quarter ended June 30, 2002

The Company does not have any material external sources of liquidity or unused sources of funds.

Results of Operations
Quarter Ended June 30, 2003

Revenues

Revenues were $272,308 in 2003 as compared to $253,610 in 2002 representing an increase of $18,698 or 7%. Revenues from the Company's medical electronics activities decreased $182,117, primarily due to reductions in contract manufacturing offset by an increase in chemical revenues of $68,501.

Gross Profit

Gross profit of $113,055 in 2003 was $61,940 or 35% below the gross profit of $174,995 in 2002. Gross profit was 42% of revenues in 2003 as compared with 69% of revenues in 2002. The decrease in gross profit margin was primarily due to the product mix of sales with higher sales of products with a lower gross margin.

Operating Loss

Operating loss in 2003 was ($47,577) compared to ($74,002) in 2002. Selling, general and administrative expenses decreased by $88,345 primarily due to a reduction in operating expenditures and reduced overhead costs.

Other Income

Other income in 2003 was $87 as compared to $5,893 in 2002. The decrease was due to reduced interest income from reduced rates and reduced amounts invested.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ADM Tronics Unlimited, Inc.

                                    By:\s\ Andre' DiMino
                                           Andre' DiMino
                                           President
Dated: Northvale, New Jersey
       August 12, 2003
                                           7