Form 10QSB
period 2003-09-30
ADM TRONICS UNLIMITED INC/DE
filed 2003-11-12
CIK 849401

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2003

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

             50,382,037 shares of Common Stock, $.0005 par value,
                           as of October 22, 2003











                       ADM TRONICS UNLIMITED, INC.

                                 INDEX
                                                            Page Number
Part I. Financial Information

Item 1. Consolidated Financial Statements:

  Consolidated Balance Sheets - September 30, 2003
     and March 31, 2003                                          2

  Consolidated Statements of Operations - For the
     three months and six months ended September
     30, 2003 and 2002                                           3

  Consolidated Statement of Changes in Stockholders'
     Equity - For the six months ended September 30, 2003        3

  Consolidated Statements of Cash Flows - For the
     six months ended September 30, 2003 and 2002                4

  Notes to Consolidated Financial Statements                     5

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                            6-7
























                        ADM TRONICS UNLIMITED, INC.
                        CONSOLIDATED BALANCE SHEETS

                                                  (UNAUDITED)
                                                   SEPTEMBER      MARCH
                   ASSETS                          30, 2003      31, 2003
Current assets:
 Cash and equivalents                            $   75,719   $    49,765
 Accounts receivable - trade, less allowance
  for doubtful accounts of $4,593                    87,323        75,622
 Inventories:
  Raw materials and supplies                        142,069       201,409
  Finished goods                                     45,101        46,928
  Equipment held for sale                           390,831       404,771
 Other current assets                                57,948        57,348

    Total current assets                            798,991       835,843

Property and equipment                               10,151        24,155

Equipment in use and under lease agreements -
 At cost net of accumulated depreciation of
 $587,207 and $631,365 respectively                 243,359       306,860

Loan receivable from officer, bearing
 interest at 3% per annum, unsecured                 49,188        49,891

Other assets                                         92,817        95,621

    Total assets                                  1,194,506     1,312,370

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable - trade                           184,335       200,631
 Accrued expenses                                    38,890        59,579

    Total current liabilities                       223,225       260,210

 Note payable, long-term portion                    135,000       135,000

Stockholders' equity                                836,281       917,160

    Total liabilities and
      stockholders' equity                       $1,194,506    $1,312,370








                       ADM TRONICS UNLIMITED, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                 SEPTEMBER 30,          SEPTEMBER 30,
                                2003       2002        2003       2002

Revenues                      $321,475  $175,131     $593,783 $  428,741

Costs and expenses:
 Cost of sales                 172,321    75,592      331,574    154,227
 Selling, general and
  Administrative               182,621   274,589      343,254    523,566

    Total costs and expenses   354,942   350,181      674,828    677,793

Operating loss                 (33,467) (175,050)     (81,045)  (249,052)

Other income:
 Interest and other income          77    63,550          166     69,443

Net loss                       (33,390) (111,500)     (80,879)  (179,609)

Net loss per share             $(0.001)  $(0.002)     $(0.002)   $(0.004)



                       ADM TRONICS UNLIMITED, INC.
        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
	         FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2003
                              (UNAUDITED)

           Preferred   Common
           Shares      Shares              Capital
           5,000,000   150,000,000         in
           Authorized  Authorized          excess
           $.01 Par    $.0005      Par     of Par      Accumulated
           Value       Par Value   Value   Value        Deficit     Total

Balances -
 March 31,
 2003          -       50,382,037  $25,191 $6,792,118  $(5,900,149) $917,160

Net loss for
 the period
 ended
 September 30,
 2003                                                      (80,879)  (80,879)

Balances -
 September 30,
 2003          -       50,382,037  $25,191 $6,792,118  $(5,981,028) $836,281



                                         3
                       ADM TRONICS UNLIMITED, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                                                    SIX MONTHS ENDED
                                                      SEPTEMBER 30,
                                                     2003       2002
Cash flows from Operating activities:
 Net loss                                         $( 80,881) $(179,609)
 Adjustments to reconcile net income (loss)
  to net cash from operating activities:
   Depreciation and amortization                     14,003     84,761
  Changes in operating assets and liabilities:
   Accounts receivable - trade                      (10,405)    82,476
   Inventories                                       62,049     48,272
   Other current assets                                (600)     5,009
   Equipment in use or under lease                   63,502    (18,195)
   Equipment held for sale                           13,940     64,200
   Other assets                                       3,469     (4,324)
   Accounts payable - trade                         (22,980)    (7,134)
   Accrued expenses and other                       (16,143)   (21,314)

 Net cash flows provided by
  operating activities                               25,954     54,142

Cash flows from Investing activities:
 Purchases of property and equipment                   -       (68,843)
 Repayments of loan to officer                         -         2,600

 Net cash flows provided by (used in)
  investing activities                                 -       (66,243)

Cash flows from Financing activities:
 Payments on notes payable                             -          -


Net change in cash and cash equivalents            $ 25,954   $(12,101)

Cash and cash equivalents--beginning of year       $ 49,765   $ 51,565

Cash and cash equivalents--end of period           $ 75,719   $ 39,464


Supplemental disclosure of cash flow activities:

 Interest paid                                         -          -


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

Note 2.  Segment Information

Information about segment information is as follows:

Six Months Ended September 30, 2003:     CHEMICAL    MEDICAL      TOTAL

 Revenues from external customers        466,747     127,036     593,783
 Segment profit (loss)                   (58,317)    (22,502)    (80,879)

Six Months Ended September 30, 2002:

 Revenues from external customers        385,644      43,097     428,741
 Segment profit (loss)                    94,576    (274,185)   (179,609)

Three Months Ended September 30, 2003:

 Revenues from external customers        225,530      95,945     175,132
 Segment profit (loss)                   (35,222)      1,832     (33,390)

Three Months Ended September 30, 2002:

 Revenues from external customers        149,589      25,543     321,475
 Segment profit (loss)                   (97,359)   (208,859)   (111,500)






Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At September 30, 2003 the Company had cash and equivalents of $75,719 as compared to $49,765 at March 31, 2003. This increase was the result of net cash flows provided by operating activities of $25,954.

Operating Activities

Net cash flows provided by operating activities decreased $28,188 to $25,954 for the six months ended September 30, 2002 as compared to net cash flow of $54,142 for the six months ended September 30, 2002. This decrease was primarily the result of a net decrease in operating assets offset primarily by a reduced loss for the six months ended September 30, 2003 of $80,879 as compared to a net loss of $179,609 for the six months ended September 30, 2002.

Investing Activities

There were no investing activities during the period.


Financing Activities

There were no financing activities during the period.


The Company does not have any material external sources of liquidity or unused sources of funds.


Results of Operations
Quarter Ended September 30, 2003

Revenues

Revenues were $321,475 in 2003 as compared to $175,131 in 2002 representing an increase of $146,344 or 84%. This increase was the result of an increase in revenues from the Company's medical electronic activities of $70,403 and an increase in chemical revenues of $75,941.

Gross Profit

Gross profit of $149,154 in 2003 was $49,615 or 50% above the gross profit of 99,539 in 2002. Gross profit was 46% of revenues in 2003 as compared with 57% of revenues in 2002. The decrease in gross profit margin was primarily due to the product mix of sales with higher sales of products with a lower gross margin.

Operating Loss

Operating loss in 2003 was $33,467 compared to $175,050 in 2002. Selling, general and administrative expenses decreased by $91,968 or 50% in 2003 primarily due to decreases in personnel and overhead expenses offset by legal and professional fees incurred in the period due to litigation.
                                        6

Other Income

Other income in 2003 was $77 as compared to $63,550 in 2002. The decrease was primarily due to reduced income from a joint venture and reduced interest income.

Results of Operations
Six Months Ended September 30, 2003

Revenues

Revenues were $593,783 in 2003 as compared to $428,741 in 2002 representing an increase of $165,042 or 39%. Revenues from the Company's medical electronics activities increased $83,939 and chemical revenues increased $81,103.

Gross Profit

Gross profit of $262,209 in 2003 was $12,305 or 4% lower than the gross profit of $274,514 in 2002. Gross profit was 44% of revenues in 2003 and 64% in 2002. The decrease in gross profit margin is due to the mix in product sales with higher sales of products with a lower gross margin.

Operating Income (Loss)

Operating loss was $81,045 in 2003 compared to $249,052 in 2002. Selling, general and administrative expenses decreased by $180,312 or 53% in 2003 primarily due to a reduction in personnel and overhead expenses offset by increases in legal and professional fees incurred in the period due to litigation.


Other Income

Other income of $166 in 2003 decreased $69,277 from $69,443 in 2002 primarily due to reduced income from a joint venture and reduced interest income.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                           ADM Tronics Unlimited, Inc.


                                    By:\s\ Andre' DiMino
                                           Andre' DiMino
                                           Principal Financial Officer
Dated: Northvale, New Jersey
       November 11, 2003

