Form 10QSB
period 2003-12-31
ADM TRONICS UNLIMITED INC/DE
filed 2004-02-12
CIK 849401

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2003

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

             51,882,037 shares of Common Stock, $.0005 par value,
                           as of February 4, 2004














                      ADM TRONICS UNLIMITED, INC.

                                 INDEX
                                                            Page Number
Part I. Financial Information

Item 1. Consolidated Financial Statements:

  Consolidated Balance Sheets - December 31, 2003
     and March 31, 2003                                          2

  Consolidated Statements of Operations - For the
     three months and nine months ended December
     31, 2003 and 2002                                           3

  Consolidated Statement of Changes in Stockholders'
     Equity - For the nine months ended December 31, 2003        3

  Consolidated Statements of Cash Flows - For the
     nine months ended December 31, 2003 and 2002                4

  Notes to Consolidated Financial Statements                     5

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                            6-7























                                     1
                        ADM TRONICS UNLIMITED, INC.
                        CONSOLIDATED BALANCE SHEETS

                                                  (UNAUDITED)
                                                   DECEMBER       MARCH
    ASSETS                                         30, 2003      31, 2003

Current assets:
 Cash and equivalents                            $   68,080   $    49,765
 Accounts receivable--trade, less allowance
  for doubtful accounts of $39,000                   76,010        75,622
 Inventories:
  Raw materials and supplies                         89,009       201,409
  Finished goods                                     67,669        46,928
  Equipment held for sale                           390,831       404,771
 Other current assets                                56,527        57,348

    Total current assets                            748,126       835,843

Property and equipment at cost, net of
 accumulated depreciation of $458,764 and
 $443,184, respectively                               8,575        24,155

Equipment in use and under lease agreements, net
 of accumulated depreciation of $726,598 and
 $631,365 respectively                              211,627       306,860

Loan receivable from officer, bearing
 interest at 3% per annum, unsecured                 49,188        49,891

Other assets                                         91,507        95,621

    Total assets                                  1,109,023     1,312,370

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable-trade                             149,760       200,631
 Accrued expenses and other                          38,528        59,579

    Total current liabilities                       188,288       260,210

 Notes payable - long term                          135,000       135,000

Stockholders' equity                                785,735       917,160

    Total liabilities and
      stockholders' equity                       $1,109,023    $1,312,370

                       ADM TRONICS UNLIMITED, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

					  THREE MONTHS ENDED	 NINE MONTHS ENDED
					      DECEMBER 31,          DECEMBER 31,
					     2003     2002	   2003	2002

Revenues			         $237,021 $245,802     $830,803   $674,543

Costs and expenses:
 Cost of sales                    126,425  180,423      457,999    334,650
 Selling, general and
  administrative                  187,659  140,092      530,913    663,658

    Total costs and expenses	    314,084  320,515      988,912    998,308

Operating (loss)                  (77,063) (74,713)    (158,109)  (323,765)

Other income:
 Interest and other income          3,770   18,589        3,934     88,032

Net (loss)	                      (73,293) (56,124)    (154,175)  (235,733)

Net (loss) per common share       $(0.001) $(0.001)     $(0.003)   $(0.005)


                       ADM TRONICS UNLIMITED, INC.
        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
	         FOR THE NINE MONTHS ENDED DECEMBER 31, 2003
                              (UNAUDITED)
          Preferred  Common
          Shares     Shares               Capital
          5,000,000  150,000,000          in
          Authorized Authorized           excess
          $.01 Par   $.0005      Par      of Par      Accumulated
          Value      Par Value   Value    Value       Deficit      Total
Balance,
 March 31,
 2003        -       50,382,037  $25,191  $6,792,118  $(5,900,149) $917,160

Shares
issued                1,500,000      750      22,000                 22,750

Net loss for
 the period
 ended
 December
 31, 2003                                                (154,175) (154,175)

Balances,
 December
 31, 2003    -       51,882,037  $25,941  $6,814,118  $(6,054,324) $785,735

                       ADM TRONICS UNLIMITED, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
				                           NINE MONTHS ENDED
                                                      DECEMBER 31,
                                                    2003        2002
Cash flows from Operating activities:
 Net (loss)                                      $(154,175)  $(235,733)
 Adjustments to reconcile net (loss)
  to net cash from operating activities:
   Depreciation and amortization                   110,813     125,386
   Value of common stock issued
    for services rendered                           22,000        -
  Changes in operating assets and liabilities:
   Accounts receivable                                (388)     86,958
   Inventories                                      91,659      33,520
   Other current assets                                821       1,717
   Equipment held for sale                          13,940       (521)
   Other assets                                      4,816      12,315
   Accounts payable                                (50,871)     (5,308)
   Accrued expenses and other                      (21,050)    (32,364)

 Net cash flows provided by (used in)
  operating activities                              17,565     (14,030)

Cash flows from Investing activities:
 Purchases of property and equipment                  -           (811)
 Repayments of loan to officer                        -          3,500

 Net cash flows provided by (used in)
  investing activities                                -          2,689

Cash flows from Financing activities:
 Issuance of common stock for cash                     750      15,000

 Net cash flows provided by
   financing activities                                750      15,000

Net change in cash and cash equivalents           $ 18,315    $  3,659

Cash and cash equivalents--beginning of year      $ 49,765    $ 51,565

Cash and cash equivalents--end of period          $ 68,080    $ 55,224


Supplemental disclosure of cash flow activities:

 Interest paid                                        -         4,227

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

Note 2.  Segment Information

Information about segment information is as follows:

Nine Months Ended December 31, 2003:     CHEMICAL    MEDICAL      TOTAL

 Revenues from external customers        667,635     163,168     830,803
 Segment profit (loss)                   (83,339)    (48,836)   (132,175)

Nine Months Ended December 31, 2002:

 Revenues from external customers        606,536      68,007     674,543
 Segment profit (loss)                   140,280     (95,453)   (235,733)

Three Months Ended December 31, 2003:

 Revenues from external customers        200,888      36,133     237,021
 Segment profit (loss)                   (25,022)    (26,271)    (51,293)

Three Months Ended December 31, 2002:

 Revenues from external customers        220,892      24,910     245,802
 Segment profit (loss)                    85,105    (141,229)    (56,124)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 2003 the Company had cash and equivalents of $68,080 as compared to $49,765 at March 31, 2003. This increase was the result of net cash flows provided by operating and financing activities of $17,565 and $750, respectively.

Operating Activities

Net cash flows provided by operating activities aggregated $17,565 for the nine months ended December 31, 2003 as compared to $14,030 used in operating activities for the nine months ended December 31, 2002. Cash flows used in operating activities primarily resulted from the net loss for the period of $154,175 a reduction in accounts payable of $50,871 and accrued expenses of $21,050, collectively offset by a reduction in inventories, equipment and other assets of $92,570, depreciation and amortization of $110,813 and $22,000 the value of common stock issued for services rendered.

Investing Activities

There were no investing activities for the period.

Financing Activities

Cash flows provided by financing activities consisted of $750 received from the issuance of common stock.

The Company does not have any material external sources of liquidity or unused sources of funds.


Results of Operations
Quarter Ended December 31, 2003

Revenues

Revenues were $237,021 in 2003 as compared to $245,802 in 2002 representing a decrease of $8,781 or 4%. Revenues from the Company's medical electronics activities increased $11,223 and chemical revenues decreased $20,004 in 2003 as compared to 2002 primarily due to the timing of purchases by customers that were influenced by negative weather conditions during the period.

Gross Profit

Gross profit of $110,596 in 2003 as compared to $65,379 in 2002 was $45,217 or 69% above the gross profit in 2002. Gross profit was 47% of revenues in 2003 as compared with 27% of revenues in 2002. The increase in gross profit margin was primarily due to certain inventory write-offs during 2002 and the maintenance of manufacturing labor overhead with reduced contract manufacturing revenues.

Operating (Loss)

Operating loss in 2003 was ($77,063) compared to ($74,713) in 2002. Selling, general and administrative expenses increased by $47,567 primarily due to consulting fees, increased legal fees and an increase in certain facility and energy costs.

Other Income


Other income in 2003 was $3,770 as compared to $15,589 in 2002. The decrease was primarily due to reduced amounts received from a joint venture in 2002.



Results of Operations
Nine Months Ended December 31, 2003

Revenues

Revenues were $830,803 as compared to $674,543 in 2002 representing an increase of $156,260 or 23%. Revenues from the Company's medical electronics activities increased $95,161 and chemical revenues increased $61,099.

Gross Profit

Gross profit of $372,804 in 2003 as compared to $339,893 in 2002 was $32,911 or 10% higher than the gross profit in 2002. Gross profit was 45% of revenues in 2003 and 50% in 2002. The decrease in gross profit margin is due to the mix in product sales with higher sales of products with a lower gross margin and certain write-offs of inventory at March 31, 2003.

Operating (Loss)

Operating loss was ($158,109) in 2003 compared to ($323,765) in 2002. Selling, general and administrative expenses decreased by $132,745 due to a reduction in personnel and related overhead expenses offset by an increase in consulting fees.

Other Income

Other income of $3,934 in 2003 decreased $84,098 from $88,032 in 2002. The decrease was primarily due to a reduction in revenues received from a joint venture in 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                              ADM Tronics Unlimited, Inc.

                                             By:\s\ Andre' DiMino
                                                    Andre' DiMino, Chief
Dated: Northvale, New Jersey                        Executive Officer and
       February 12, 2004                            Chief Financial Officer
                                     7