Form 10KSB
period 2004-03-31
ADM TRONICS UNLIMITED INC/DE
filed 2004-06-28
CIK 849401

U.S. SECURITIES AND EXCHANGE COMMISSION
	                   WASHINGTON, D.C. 20549

	                         FORM 10-KSB
(Mark One)

  x	  ANNUAL REPORT PURSUANT  TO  SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended March 31, 2004

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

                                $1,163,256

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

                  Approximately $12,714,182 as of June 18, 2004

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

                                          2



Item 1.     Description of Business

ADM Tronics Unlimited, Inc. (the "Company"), was organized under the laws of the State of Delaware on November 24, 1969.


Recent Developments

The Centers for Medicare and Medicaid Services ("CMS") announced that in July 2004 it will issue a National Coverage Determination ("NCD") which would provide reimbursement for costs associated with the treatment of certain chronic wounds with electromagnetic therapy devices such as the Company's SofPulse medical device. The NCD will enable nursing homes, hospitals, physicians and rehabilitation clinics to obtain reimbursement for treatment of chronic, non-healing Stage 3 and Stage 4 decubiti (bedsores), diabetic wounds and stasis venous ulcers with the SofPulse device. Although
CMS has publicly announced their intention to issue the NCD, there can be no assurance that it will be issued and, if issued, that the reimbursement will be sufficient to make it economically feasible for practitioners to use the SofPulse device for such treatments.

In May 2004 the Company and a subsidiary, AA Northvale Medical Associates, Inc. ("AAN") commenced a private placement of securities of the Company and AAN (the "Private Placement"). Such securities consist of a joint, unsecured 6% convertible note; Class A Common Stock Purchase Warrants of the Company; and, Class A Common Stock Purchase Warrants of AAN. Investors may exercise either warrant under certain conditions but not both. The minimum amount to be sold on an all-or-none, best efforts basis is $2,000,000 and the maximum amount on a best efforts basis is $3,500,000 minus any fees or commissions related thereto. There can be no assurance that the Private Placement will be consummated.

In April, 2004 the Company signed an agreement with Carepoint Group of the United Kingdom ("Carepoint") granting Carepoint exclusive, worldwide rights to manufacture and distribute the Company's patented, FDA-cleared medical electronic device, the Aurex-3, for the treatment and control of tinnitus - the medical term for ringing-in-the-ears. The agreement provides that Carepoint will manufacture a redesigned version of the device and market it throughout the world. Carepoint is required to pay royalties to the Company on revenues generated pursuant to the agreement. The Company retains manufacturing and distribution rights for the new version of the device for the Americas. There can be no assurance that Carepoint and/or the Company will successfully distribute the new version of the device or generate meaningful revenues pursuant to the agreement.


Chemical Products for Industrial Use

The Company develops, manufactures and sells chemical products to industrial users. Such products consist primarily of the following:

1.  Water-based primers and adhesives;
2.  Water-based coatings and resins for the printing and packaging industry;
3.  Water-based chemical additives; and
4.  Cosmetic, medical and related adhesives and formulations.

                                          3

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

During the Company's fiscal years ended March 31, 2004, 2003 and 2002, sales of chemical based products accounted for approximately 80%, 80% and 50% of operating revenues, respectively. No contract exists with any of the Company's customers which would obligate any customer to continue to purchase products from the Company.

During the fiscal year ended March 31, 2004, two customers each accounted for more than 10% of the Company's net sales of chemical products. The termination of business relations with any of the Company's significant customers would have a material adverse effect on the Company's business and the financial condition of the Company.

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

A majority of the Company's sales are distributed to customers directly from

                                          4
the Company's location. Customers place purchase orders with the Company and products are then shipped via common carrier truck delivery on an "FOB shipping point" basis. A portion of the sales are accomplished through distributors who place purchase orders with the Company for certain quantities of the Company's chemical products which are shipped by common carrier to their respective warehouses. These stocking distributors then ship product to the ultimate customer via common carrier from their inventory of the Company's products.

None of the Company's chemical products are protected by patents, although the names of some of such products have been protected by trademarks. The Company does not believe that any such trademarks are material to its business. As of March 31, 2004, the dollar amount of backlog orders for the Company's chemical products believed by the Company to be firm, was not material.

During the Company's fiscal years ended March 31, 2004 and 2003, the Company made no material expenditures with respect to company-sponsored research and development activities relating to its chemical business as determined in accordance with generally accepted accounting principles other than a portion of the regular salaries of its executive officers which may be allocated thereto. During such fiscal years the Company did not expend any funds on customer-sponsored research and development activities with respect thereto.


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

European Patent Office - (United Kingdom, West Germany,
                          France, Sweden, Switzerland, Italy and Holland).
Canada, Brazil, Japan.

A United States patent in connection with a product which appears to be similar to the Company's Sonotron Device was granted to a third party in early 1994. Patent counsel to the entity intending to utilize such patent has rendered a written opinion to the effect that such product does not infringe a patent held by the Company, and, further that a patent held by the Company would be found invalid by a court. Although, based upon the description of the third party's product in the opinion letter, the Company's patent counsel disagrees with such conclusion and believes that the third party's product infringes three patents held by the Company, there can be no assurance that any patent held by the Company will be determined by a court to be valid or to be infringed by the third party's product. In order for the Company to protect its ability to rely on any patent protection, the Company must identify, contain and prosecute infringement by others. Such

                                          5
efforts generally entail substantial legal and other costs. There can be no assurance that under such circumstances the Company would have the necessary financial resources to fully prosecute any such infringement.

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

The Company believes that the Sonotron Technology can be utilized to reduce lameness in both thoroughbred and standardbred horses. In this connection, the Company commissioned the School of Veterinary Medicine of the University of Wisconsin-Madison (the "SVM") to gather data which would confirm the effectiveness of the Sonotron Device on horses. In a report dated December 10, 1987, the SVM concluded that the evidence from its experiments indicated that treatment with a Sonotron Device designed for veterinary use had a significant effect in reducing the level of lameness in ponies which had arthritis experimentally induced and as the degree of arthritic changes increased, the reduction in lameness was more dramatic and became statistically more significant. The SVM further found that there is statistical evidence that the therapy had a beneficial effect on the level of joint motion in the arthritic ponies and resulted in reduced joint swelling in ponies with severe arthritis. A significant reduction occurred in the degree of joint changes seen radiographically in the ponies with severe arthritis and in the milder cases of arthritis treated with low doses of the therapy. The SVM further reported that there were significant reductions in the severity of the growth of pathological lesions seen in ponies with mild arthritis which received low doses of therapy and that a trend appears to exist toward seeing reduced severity of lesions in ponies which had a severe degree of arthritis and were treated with a Sonotron Device designed for veterinary use. No differences in the degree of histopathological changes were noted between the treated ponies and the untreated ponies with mild or severe arthritis. The SVM did not arrive at any conclusions with respect to whether treatment with a Sonotron Device designed for veterinary use has a beneficial effect upon chronic degenerative joint disease in a horse and whether such treatment will be effective upon naturally occurring cases of equine degenerative joint disease. The Company has conducted tests utilizing

                                          6
Sonotron Devices designed for veterinary use on several race horses and has obtained results substantially as those of SVM. Significant further testing will be required to determine whether or not the administration of the Sonotron Technology to race horses will support the establishment of a viable market.

The Company granted to each of Sonotron Medical Systems, Inc. ("SMI") and VET Sonotron Systems, Inc. ("VET") a royalty-free, worldwide, exclusive, irrevocable license to the Di Mino U.S. Patent, the foreign patent applications and the Sonotron Technology.

The license granted to SMI permits SMI to manufacture, to have manufactured and to sell apparatus utilizing the Sonotron Technology exclusively in connection with human medical applications thereof (the "SMI License"). The SMI License provides that future improvements or discoveries relating to the Sonotron Technology, if any, which are made by Dr. Di Mino or any other officer or employee of the Company or any affiliates thereof, whether or not patentable, and applicable to human medical applications, are to be included in the SMI License. The license granted to VET is substantially identical in its terms to that of the SMI License, except that the use of the Sonotron Technology by VET is limited exclusively to veterinary applications. SMI and VET are majority owned subsidiaries of the Company. In 2003, any assets in VET were transferred to SMI and VET ceased operations and was abandoned by the Company in order to minimize the ongoing expense of maintaining the corporate entity and for other cost saving reasons.

The Company acts as a sublicensee of SMI for the purpose of manufacturing Sonotron Devices. The Company has agreed to manufacture Sonotron Devices for SMI at the Company's cost plus twenty percent.

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

The Company intends to use data obtained from clinics utilizing the Sonotron Device as well as additional data it may obtain from others in the Company's FDA Application, if filed. There are currently 9 Sonotrons in use by clinical investigators collecting data for submission to the FDA. The Company believes that sufficient data may be collected from these investigations by March 2005 to support a submission to the FDA, however, there can be no assurance that such data will be sufficient or if sufficient will result in a filing with the FDA. There can be no assurance that the Company will obtain sufficient data in the foreseeable future, if at all, to file an FDA Application or that any data theretofore or thereafter obtained by the Company will be satisfactory or will be sufficient to support the Company's FDA application. The Company does not intend to make any material changes to the Sonotron Devices nor have any such changes been made since the completion of the research and development. In the event that Sonotron Devices cannot be marketed pursuant to FDA clearance and the data obtained by the Company are not favorable or, for any other reason, the

                                           7
Company's FDA Application is not filed or, if filed, is not approved by the FDA, neither the Company nor SMI will be able to market the Sonotron Devices in the United States to others in connection with human applications, other than for research purposes. Under such circumstances, it is probable that the Sonotron Devices will not be able to be marketed with respect to human applications thereof in many foreign countries.

During the Company's fiscal years ended March 31, 2004 and 2003, other than the regular compensation paid by the Company to its executive officers, the Company did not spend any appreciable amounts on testing, application, clinical studies and company-sponsored research and development activities in connection with the Sonotron Technology and other activities determined in accordance with generally accepted accounting principles. During each of such years no material amounts were spent on customer-sponsored research and development activities relating to the development of new products, services or techniques or the improvement of any of the foregoing.

In 1997, Dr. Di Mino developed a device which utilizes the Sonotron Technology to non-invasively treat neural-cerebral conditions (the "NCCD Device"). The NCCD Device is a non-invasive electronic therapy device which is designed to emit certain radio and audio waves at prescribed power outputs to a patient's brain and spinal cord. Since 1997, the NCCD Device has been in the prototype stage. Limited initial preliminary tests on human subjects on a non-controlled basis appear to indicate that treatment with the NCCD Device has a beneficial effect on the symptoms related to certain neuro-cerebral disorders. The results ranged from minor improvement in certain limited symptoms to dramatic overall improvements. Based upon such results, subject to obtaining sufficient capital, the Company intends to conduct extensive controlled clinical studies of the NCCD Device. Testing involves applying radio and audio waves to the patients' spinal cords and cerebrum on a weekly basis for several weeks to small groups of patients having cerebral palsy, multiple sclerosis and Parkinson's Disease. Management believes that previous patent litigation is unrelated to the NCCD device, although there can be no assurance that the NCCD device will not be the subject of any future litigation.

In order to commercially exploit the NCCD Device, the Company must successfully conduct significant engineering and design work. Such work includes the design and manufacture of a pre-production model and the production of approximately 40 similar units for use in the proposed clinical studies. If the clinical studies establish the efficacy of the NCCD Device, the Company intends to seek FDA approval of the NCCD Device. The Company also plans to file applications for certain foreign and domestic patents in connection with the NCCD Device. There can be no assurance that any clinical studies of the NCCD Device will yield successful results or that FDA approval will be obtained. The Company believes that the cost of clinical studies and the engineering and design work will be approximately $2,000,000 and the completion of such studies will occur not earlier than December 31, 2005, if at all. Because the company does not presently have sufficient funds to complete such tests and studies, the Company has sought and will continue to seek financing for such purposes. There can be no assurance that the Company will be able to obtain such financing on terms not unfavorable to the Company, if at all.

During the fiscal year ended March 31, 2004, although sales of Sonotron

                                         8
Devices were not significant, one customer accounted for approximately 75% of those sales. Because the Company is seeking to increase future sales to that customer, the termination of business relations with that customer could have a material adverse effect on the Company's future business and financial condition.

In April 2003, SMI entered into a distribution agreement with THM Group, LLC ("THM")with respect to the distribution and sale by THM of the veterinary Sonotron device for the treatment of animals. Pursuant to the agreement THM was granted an exclusive territory comprising North America and Europe for a term of 3 years conditioned upon THM arranging for the purchase of certain minimum quantities of product from SMI on an annual basis. Should THM not arrange for such annual minimum quantities to be purchased from the subsidiary, the agreement may be terminated by the subsidiary, at its option. To date, THM has not met the minimum purchase quantity and there can be no assurance that it will in the future.

As of March 31, 2004, the dollar amount of backlog orders for Sonotron Devices was not material.


Aurex-3

Dr. Di Mino developed an electronic device (the "Aurex-3") for the treatment of Tinnitus. Tinnitus is a human medical condition which manifests itself in a constant and annoying ringing in the ears. The Aurex-3 uses a probe that transmits a vibratory and audio signal. In February 1997, Dr. Di Mino filed a patent application for a United States patent with respect to the Tinnitus Device. Dr. Di Mino advised the Company that any patents issued to him in connection with the Tinnitus Device will be assigned to the Company. Although significant testing of the Aurex-3 has not been conducted, pre-production and production prototypes were built and testing and marketing strategies have been developed. In May 1998, a 510-K Premarket Notification ("PMN") was filed by the Company with the FDA. In August 1998, the United States Patent and Trademark Office issued a patent with respect to the Aurex-3 and the FDA notified the Company that the PMN was accepted. Accordingly, the Company may market the product in the United States for its intended indication, "The treatment and control of tinnitus." From August 1998 to November 1999 the Company finalized manufacturing plans for the Aurex-3. In July 1999 the Company began taking advance orders for Aurex-3 units from distributors and patients and began to deliver the units in November 1999. Sales of the Aurex-3 have not been material. There can be no assurance that the Company will receive significant orders for the Aurex-3 or, if such orders are received, that the Company will be able to manufacture the Aurex-3 in sufficient quantities.

At the end of December 1999, 6 Aurex-3 devices were made available to the Dutch Commission on Tinnitus & Hyperacusis by a third party. On December 24, 1999, six participants were examined by the Dutch Commission for their tinnitus and trained in the use of the Aurex-3 by an audiologist and adviser of the group. After a six-week trial period with six participants, during which one participant reported a worsening of tinnitus, the Dutch Commission concluded that no positive results could be reported. Although the Dutch Commission tentatively concluded that the Aurex-3 seldom or never has a


                                          9
positive effect on tinnitus, especially on high frequency tinnitus, it did not exclude the possibility that application of the Aurex-3 on patients with a low tone tinnitus might show better results.

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

In November 2002, the Company sold, among other things, certain rights to the Aurex-3 to a wholly owned subsidiary of New England Acquisitions, Inc. The purchase price was 150,375 shares of New England's common stock and its subsidiary's agreement to make certain payments with respect thereto.
New England's subsidiary provided a sample Aurex-3 to a Chinese distributor for its evaluation. The distributor advised the subsidiary, on the basis of limited use, that the sample has not been found to be effective. If the subsidiary did not make required minimum royalty payments or purchase certain quantities of products from the company within one year of its purchase of the rights, subject to extension by the Company, it could lose certain rights of exclusivity. In January, 2004 the Company notified New England that it had not purchased the minimum quantity of Aurex-3 devices and therefore the Company exercised its right to terminate the exclusive provision of the agreement.


Contract Manufacturing

Precision Assembly Corporation, a previously wholly-owned subsidiary of the Company ("PAC"), was a contract manufacturer of medical and electromedical devices. PAC's operations consisted primarily of manufacturing such devices for unaffiliated third parties pursuant to plans and specifications furnished to PAC by such parties. Accordingly, PAC had no proprietary interest in such devices. PAC was acquired by the Company in December of 1997. Contract manufacturing activities steadily declined over the past several years with PAC customers advising management that poor economic conditions have reduced the need for outside manufacturing services. Consequently, during the fiscal year ended March 31, 2003, one customer accounted for approximately 90% of PAC's sales, which also represented less than 2% of the Company's sales. Consequently, in April, 2003, the assets and operations of PAC were transferred to other Company subsidiaries and PAC ceased operations and was abandoned by the Company.


SofPulse

On May 27, 1998, the Company entered into an Asset Purchase Agreement (the "Agreement") with Electropharmacology, Inc. ("EPI") pursuant to which the Company agreed to purchase and EPI agreed to sell certain assets utilized by EPI in connection with EPI's SofPulse electromagnetic stimulation device marketed under the name MRT-SofPulse or SofPulse for use in treating pain and edema in post-operative soft tissue injuries (the "SofPulse Device"). The Company acquired such assets and placed them into AA Northvale Medical Associates, Inc. ("AAN") a wholly-owned subsidiary.

                                         10

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

In May 1997, EPI entered into a strategic alliance agreement with National Patient Care Systems ("NPCS") of New Jersey (the "Strategic Alliance Agreement") whereby NPCS acquired control of EPI's then existing fleet of SofPulse Devices comprising about 540 units and the SofPulse rental business from EPI as well as certain rights to market the SofPulse Device in selected clinical indications in the United States. Pursuant to the agreement, NPCS was to make certain monthly payments to EPI, be responsible for sales and marketing expenses relating to SofPulse rental, purchase a certain minimum number of new SofPulse Devices every month from EPI and pay certain royalties based on SofPulse rental revenues generated by NPCS. The Strategic Alliance Agreement was terminated in July 1997 as a consequence of the issuance by the Health Care Financing Administration ("HCFA") of a national policy of non-reimbursement by Medicare for all forms of electrotherapy for wound healing. EPI's rental revenues were materially adversely affected as a consequence of the HCFA policy. HCFA was enjoined from implementing this national policy under a ruling by a U.S. District Court in Massachusetts on November 18, 1997. Although the preliminary injunction reduced the rate of decline in EPI's rental revenue, no significant increase in rental usage of SofPulse by nursing homes has been experienced subsequent thereto. Upon reacquisition of the fleet of SofPulse Devices and all rights granted to NPCS under the agreement, EPI initiated an effort to sell SofPulse Devices, especially refurbished SofPulse Devices that were no longer generating rental revenues, to surgeons and to nursing homes in order to generate revenues without increasing internal sales and marketing expenses. EPI sold 55 such


                                         11
refurbished units at an average price of about $7,000 per unit most of which were sold during the third and the fourth quarters of 1997.


The Company, through its AAN subsidiary, intends to market the SofPulse
Device to nursing homes and hospitals where substantial numbers of patients may benefit from SofPulse treatment and the home health care market where patients may continue SofPulse treatment after being released from hospitals. However, such usage will be significantly limited unless reimbursement at a sufficient rate is approved by Medicare and other sources. In December, 2003 the Centers for Medicare and Medicaid Services ("CMS"), formerly HCFA, announced that it intended to issue a National Coverage Determination ("NCD") by July of 2004 for the payment of costs related to the use of electromagnetic therapies such as SofPulse for the treatment of Stage 3 and 4 decubiti, diabetic ulcers and stasis venous ulcers in treatment facilities. There can be no assurance that such reimbursement will be approved, and if approved, will be of a sufficient amount to financially justify the use of the SofPulse.

The Company is also seeking to market the use of SofPulse to surgeons in several subspecialties such as plastic, cosmetic and aesthetic, where the SofPulse may help in treating edema or pain and help patients to recover and not be dependent on third-party reimbursement as such procedures are generally considered to be elective. To that end, the Company entered into a distribution agreement with Mediq/PRN for a home rental program for post-operative patients that have undergone a plastic or cosmetic surgery procedure. The agreement required Mediq to maintain an inventory of SofPulse units, which were provided by and remained the property of the Company. Mediq was responsible for delivering and picking up the units from patients and invoicing and collecting rental fees. The Company was responsible for providing the units to Mediq and providing technical support and clinical information. The agreement provided that the Company would receive 55% of rental revenues and Mediq would retain 45%. In February, 2004 Mediq advised the Company that it was being acquired by another company and its business, once acquired, would not allow them to continue distributing the SofPulse. Consequently, on April 30, 2004 the Company and Mediq terminated the distribution agreement. In accordance with the termination Mediq returned all of the SofPulse devices to the Company and paid the Company $85,000 for the SofPulse units that it could not locate.


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

                                        12
Ultra-Violet Blood Irradiation

From 1997 to 2001, the Company, through a wholly-owned subsidiary, engaged in biotechnology research in the development of a medical therapeutic technology to treat viral and bacterial infections in humans and animals. The technology utilizes a process, commonly referred to as UBI or Ultra-Violet Blood Irradiation, wherein a measured sample of blood is intravenously removed from a patient, exposed to a specific ultra-violet light source, collected in a container and then returned to the patient, all in a closed system. The Company's subsidiary pursued the development of a blood irradiation device and related components. In December, 2001 the Company and its subsidiary discontinued such research as a result of litigation between the Company and a former employee of a Company's subsidiary. See Item 3. Legal Proceedings.


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

In November 2002, the Company sold certain rights to an ethnic shave cream, a burn lotion and the Aurex-3 to a wholly owned subsidiary of New England Acquisitions, Inc. The purchase price was 150,375 shares of New England's common stock and its subsidiary's agreement to make certain payments. The agreement provided that if the subsidiary did not make required minimum royalty payments or purchase certain quantities of products from the Company within one year of its purchase of the rights, it would lose certain rights of exclusivity. In January, 2004 the Company notified New England's subsidiary that it had not made the required payments and the Company thereby terminated the exclusive rights.


Competition

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

The Company does not believe that there are one or more dominant competitors in such industry. There can be no assurance that the Company will be able to


                                         13
effectively compete with any or all of its competitors on the basis of price, service or otherwise.

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


Government Regulation

In March 1989, in response to a PMN filed by the Company with the FDA, the FDA notified the Company that the then current model of the Sonotron Device, under the FDA's standards, was not substantially equivalent to certain medical devices marketed in interstate commerce prior to May 28, 1976. In March 1991, a further PMN was filed with the FDA on behalf of the Company with respect to the then current model of the Sonotron Device which was subsequently voluntarily withdrawn by the Company. The FDA advised the Company that its determination with respect to the initial PMN was based upon

                                        14
(a) the new intended use of applying superficial heat at non-therapeutic temperatures for the treatment of osteoarthritis, and (b) new types of safety and effectiveness questions that are raised by the new technological characteristics of the Sonotron Devices when compared to certain devices marketed before May 28, 1976. In the event that Sonotron Devices cannot be marketed pursuant to a PMN, before Sonotron Devices can be marketed in the United States, the Company would be required to obtain a Pre-Market Approval ("PMA") before the Sonotron Devices can be marketed in the United States for commercial distribution in connection with human applications. There can be no assurance that any approval can be obtained from the FDA in the foreseeable future, if at all.

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

In January 1991, the FDA advised EPI of its determination to treat the MRT100, the first model of the SofPulse, as a class III device. The FDA retains the right to require the manufacturers of certain class III medical


                                         15
devices to submit a PMA in order to sell such devices or to promote such devices for specific indications.

The Company has not been asked by the FDA to seek PMA for SofPulse; however, there can be no assurance that the Company will not be required to do so and that, if required, the Company will be able to comply with such requirement for SofPulse.

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


Third Party Reimbursement

In the United States, health care providers, such as hospitals and physicians, that purchase or lease medical devices, generally rely on third-party payors, principally Medicare, Medicaid and private health insurance plans, including health maintenance organizations, to reimburse all or part of the cost of the treatment for which the medical device is being used. Successful commercialization of the Company's products will depend, in part, upon the availability of reimbursement for the cost of the treatment from third party health care payors such as Medicare, Medicaid and private health insurance plans, including health maintenance organizations. Such third party

                                       16
payors have increasingly challenged the price of medical products and services, which has and could continue to have a significant effect on the purchasing patterns of many health care providers. Several proposals have been made by federal and state government officials that may lead to health care reforms, including a government directed national health care system and health care cost-containment measures. The effect of changes in the health care system or method of reimbursement for the SofPulse Device or any other medical device which may be marketed by the Company in the United States cannot be determined by the Company.

While third party payors generally make their own decisions regarding which medical procedures and services to cover, Medicaid and other third party payors may apply standards similar to Medicare's in determining whether to provide coverage for a particular procedure or service. The Medicare statute prohibits payment for any medical procedures or services that are not reasonable and necessary for the diagnosis or treatment of illness or injury. CMS, formerly HCFA, an agency within the Department of Health and Human Services that is responsible for administering the Medicare program, has interpreted this provision to prohibit Medicare coverage of procedures that, among other things, are not deemed safe and effective treatments for the conditions for which they are being used, or which are still investigational. In July 1997, HCFA issued a memorandum implementing a national policy of non-reimbursement by Medicare for the use of any form of electrotherapy in wound healing. The SofPulse Device is included broadly in the category of products classified as electrotherapy products and although the SofPulse may not be promoted by the Company for wound healing, a number of clinicians at nursing homes have used it to treat edema and pain surrounding wounds. Although a United States District Court enjoined HCFA in November, 1997, from implementing this national policy and HCFA notified the fiscal intermediaries in February of 1998 not to abide by the July 1997 national policy memorandum, EPI did not realize an appreciable increase in its rental revenues subsequent to these events. Recently, Medicare reimbursement became subject to a prospective payment system that reimburses products that reduce the cost of patient care in specific medical conditions. Such a reimbursement system requires the demonstration that any such product actually reduces cost of patient care for reimbursement by Medicare. There is no assurance that the Company will be able to demonstrate such cost reduction that is expected to result from the use of SofPulse Devices or any other product.

In December, 2003 CMS announced that in July, 2004 it would issue a National Coverage Determination ("NCD") which would provide for the reimbursement of costs related to the use of electromagnetic therapies such as SofPulse for the treatment of chronic Stage 3 and Stage 4 decubiti, diabetic wounds and stasis venous ulcers. There can be no assurance that such reimbursement will be issued, and if issued, will be sufficient to make the use of SofPulse in the treatment of wounds economically feasible.

The Company is unable to predict what additional legislation or regulations, if any, may be enacted or adopted in the future relating to the reimbursement for SofPulse Devices or other products, including third party coverage and reimbursement, or what effect any such legislation or regulations may have on the Company. Further, significant uncertainty exists as to the reimbursement status of newly approved health care products, and there can be no assurance that adequate third-party coverage will be available with respect to any of the Company's products in the future. Failure by physicians, hospitals,

                                        17
nursing homes and other users of the Company's products to obtain sufficient reimbursement for treatments using the Company's products will have a material adverse effect on the Company.


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


Personnel

On June 22, 2004, the Company employed 10 persons, two of which are executive officers of the Company. Two employees were employed by the Company on a part-time basis.


Item 2.	Properties

The Company leases approximately 16,000 square feet of combined office and warehouse space from an unaffiliated third party. PAC leased approximately 8,500 square feet from an unaffiliated third party. The leases expire in June, 2008 and February 2004, respectively. In April, 2001 substantially all of PAC's operations were incorporated into the Company's facility. The facility previously occupied by PAC has been subleased to an unaffiliated third party at a rent below the rent in the PAC lease. Consequently, PAC was obligated to pay the difference thereto to the landlord amounting to approximately $700 per month. Such payments ended in February, 2004.


Item 3.	Legal Proceedings

On November 19, 2001 Millenium Medical Research, LLC ("MMR") filed an order to show cause in the Supreme Court of the State of New York, County of Rockland against Immuno-Therapy Corporation ("ITC"), a wholly owned subsidiary of the Company, and Thomas Petrie ("Petrie"), its president, seeking a preliminary injunction to prohibit the sale, rental, lease or transfer of possession of the Company's blood irradiator device to any party other than MMR and seeking monetary damages of $750,000 related to MMR's allegations that the defendants violated a contract. On November 26, 2001 the court issued a temporary restraining order against ITC and Petrie. On December 7, 2001 an answer, counterclaim and third-party complaint was filed by ITC, PAC and Pegasus Marketing, LLC ("PM") denying the allegations and seeking to dismiss the complaint, dissolve the temporary restraining order, and secure compensatory and punitive damages against MMR. On February 5, 2002


                                         18
the court denied MMR's motion for a preliminary injunction and vacated its order to show cause. Management believes that all of the allegations of the MMR action are without merit and can be successfully defended and the subsidiary is vigorously prosecuting the counterclaims for damages it believes it has incurred by the actions of MMR. Settlement negotiations have ensued over the last year with multiple letters of intent and also a draft settlement agreement with an option for MMR to purchase certain assets of the subsidiary. There can be no assurance that a settlement can be reached and if reached that it not be unfavorable to the Company. The matter was marked settled with the Court in April 2003, however, the settlement was never completed and the matter was re-filed.

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

On May 7, 2003 a suit was instituted by Thomas Petrie against ITC, PAC and the Company in the Superior Court of New Jersey, Bergen County seeking a declaratory judgment that the Company does not have any rights or interest to a patent that was issued with respect to the blood irradiator technology being developed by the Company's subsidiaries and unspecified compensatory damages for Petrie's alleged wrongful termination. In June 2003, the Company filed an answer to the complaint with defenses, a counterclaim as well as a third party complaint against MMR and Joseph Lorber. In the counterclaim, among other things, the Company alleges a claim for theft and conversion by Petrie of certain of the Company's assets; tortious interference by Petrie; and, breach of good faith and fair dealing by Petrie and seeking compensatory and punitive damages, preliminary and permanent injunctions, attorney's fees

                                        19
and costs and declaratory judgment, among other things. In the third party complaint the Company alleges, among other things, that MMR and Lorber committed various wrongful acts and acted in collusion with Petrie. The Company believes that Petrie's complaint is without merit and frivolous and intends to vigorously defend against this action and to pursue its counterclaim and third party complaint with respect thereto. At the present time, third party defendants, MMR and Lorber, are in default and a Proof Hearing is to be scheduled with regard to any damages to be paid to the Company by those Defendants. In June, 2004 Petrie's action was dismissed by the Court for failure to submit responses to interrogatories. However, it is expected that Petrie intends to make application to the court to reverse the dismissal and to submit responses to interrogatories. Although settlement discussions have been conducted with Petrie, there can be no assurance that such negotiations will be acceptable to the Company. Therefore, the Company is continuing to vigorously defend against this action and to pursue its counterclaims against Petrie.

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

          Quarter Ended                 High Bid      Low Bid
          June 30, 2002                   .04           .01
          September 30, 2002              .02           .01
          December 31, 2002               .03           .01
          March 31, 2003                  .10           .01
          June 30, 2003                   .08           .03
          September 30, 2003              .20           .06
          December 31, 2003               .40           .16
          March 31, 2004                  .40           .31

                                       20

    (b) On June 22, 2004, the Company's Common Stock was held by approximately 1,670 holders of record.

    (c) Dividends

The Company has never paid any cash dividends on its Common Stock and has no intention of paying cash dividends in the foreseeable future. The Company intends to retain any earnings it may realize to finance its future growth.

    (d) As of March 31, 2004, the Company had no compensation plan (including individual compensation arrangements) under which its equity securities were authorized for issuance.



II. Recent Sales of Unregistered Securities: Uses of Proceeds From Registered Securities
    (a) In December 2002, the Company sold 1,500,000 shares of its common stock to Andre' Di Mino. In January 2003 and November 2003, the Company sold 1,500,000 shares (a total of 3,000,000 shares) of its common stock to Fifth Avenue Venture Capital Partners pursuant to a consulting agreement dated January 17, 2003. See Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003.
    (b)  There were no principal underwriters.
    (c) The aggregate consideration for the securities sold to Mr. Di Mino was $15,000. The consideration for the shares sold to Fifth Avenue Venture Capital Partners was consulting services for $30,000.
    (d) The Company claimed exemption from the registration provisions of the Securities Act of 1933 with respect to the securities pursuant to Section 4(2) thereof inasmuch as no public offering was involved.
    (e) In January 2004, a group of individuals provided consulting services valued at $7,000 for a subsidiary of the Company and received 69,000 shares, approximately 3% of the subsidiary's common stock. The subsidiary's board of directors has agreed to distribute 641,000 restricted shares of its capital stock pursuant to a qualified plan to be determined over a five year period based on each individual's service to the subsidiary.



Item 6.	Management's Discussion and Analysis or Plan of Operation

Fiscal 2004 Compared to 2003

Revenues

Sales were $1,105,367 in 2004 as compared to $1,009,225 in 2003 representing an increase of $96,142 or 10%. The increase was the result of an increase in chemical revenues of $78,200 and an increase in medical revenues of $17,942. Other income of $57,889 in 2004 was $7,191 or 11% lower than other income of $65,080 in 2003.

Gross Profit

Gross profit of $576,798 in 2004 was $343,603 or 147% higher than the gross

                                       21
profit of $233,195 for 2003. Gross profit was 52% of revenues in 2004 and 23% of revenues in 2003. The increase in gross profit is the result of increased sales of products with a higher gross margin.


Operating Loss

Operating loss before other income of $195,627 in 2004 was $523,268 less than the operating loss of $718,895 in 2003. The decrease in operating loss resulted from reduced selling, general and administrative expenses and reduced cost of goods sold. Selling, general and administrative expenses were $720,166 in 2004 which was $232,014 or 24% less as compared to 2003.


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



Liquidity and Capital Resources

At March 31, 2004 the Company had cash of $90,081 as compared to $49,765 at March 31, 2003 an increase of $40,316. This increase is the result of $38,863 provided by operating activities and $1,453 provided by investing and financing activities.

Operating Activities

Cash provided by operating activities of $38,863 was $16,063 or 71% higher in

                                        22
2004 as compared to $22,800 provided in 2003. The increase in cash is due to the Company's tight control of its expenses and their reduction.

Investing Activities

Cash provided by investing activities was from repayments of loans by officer of $703.

Financing Activities

In 2004, $750 was provided by financing activities from the cash payments received from the issuance of common stock.

The Company is seeking sources of additional financing from several sources. The Company does not have any material sources of liquidity or unused sources of liquid assets.








































                                        23
Item 7.	Financial Statements




Report of Independent Registered Public Accounting Firm



Board of Directors and Stockholders
ADM Tronics Unlimited, Inc. and Subsidiaries
Northvale, New Jersey

We have audited the accompanying consolidated balance sheet of ADM Tronics Unlimited, Inc. and subsidiaries as of March 31, 2004, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public
Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ADM Tronics Unlimited, Inc. and subsidiaries as of March 31, 2004, and the results of their operations and their cash flows for the years ended March 31, 2004, and 2003, in conformity with United States generally accepted accounting principles.


/s/ Weinick Sanders Leventhal & Co., LLP
    New York, New York

    June 9, 2004













                                        F-1


        ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET
                        MARCH 31, 2004
ASSETS

Current assets:

Cash and cash equivalents                    $   90,081
Accounts receivable - trade, less
 allowance for doubtful accounts of $29,000     118,433
  Inventories:
      Raw materials and supplies                159,497
      Finished goods                             63,438
  Equipment held for sale or rental             388,715
  Other current assets                           32,993

Total current assets                         $  853,157

  Property and equipment - at cost, net
   of accumulated depreciation of $268,353        8,887
  Equipment in use and under lease
   agreements - at cost net of accumulated
   depreciation of $758,330                     179,895
  Loan receivable from officer, bearing
   interest at 3% per annum, unsecured           49,188
  Other assets                                   56,433

Total assets                                 $1,147,560

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable - trade                     $  159,798
Accrued expenses and other
 current liabilities                             51,340

Total current liabilities                    $  211,138

Note payable, long-term                         135,000

Commitments and contingencies

Stockholders equity                             801,422

Total liabilities and
  stockholders' equity                       $1,147,560



           See accompanying notes to consolidated financial statements.





                                        F-2
         ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF OPERATIONS
                      YEARS ENDED MARCH 31,
                                            2004         2003
Revenues:
  Sales                                  $1,105,367   $1,009,225
  Other income                               57,889       65,080
            Total revenues               $1,163,256   $1,074,305

Costs and expenses:
   Cost of sales                         $  528,569   $  776,030
   Selling, general and
     administrative                         720,166      952,180
   Write-off of investments                  52,259         -
            Total costs and expenses     $1,300,994   $1,728,210

Net loss                                 $ (137,738)  $ (653,905)
Weighted average number of
  common shares outstanding              51,007,037   48,132,037

Net loss per share                            ($.00)       ($.01)


                       ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                           YEARS ENDED MARCH, 31, 2004 AND 2003

           Preferred    Common
	      Shares      Shares              Capital
	    5,000,000   150,000,000             in
	    Authorized  Authorized            excess
	     $.01 Par   $.0005 Par   Par      of Par     Accumulated
            Value        Value    Value      Value       Deficit      Total
Balance at
 April 1,
  2002        -      47,382,037  $23,691  $6,763,618  $(5,246,244)  $1,541,065

Issuance of
 common stock -       3,000,000    1,500      28,500         -          30,000

Net loss      -            -        -           -        (653,905)    (653,905)

Balance -
 March 31,
  2003        -      50,382,037   25,191   6,792,118   (5,900,149)     917,160

Issuance of
 common stock -       1,500,000      750      21,250         -          22,000

Net loss      -            -        -           -        (137,738)    (137,738)

Balances
 March 31,
  2004        -      51,882,037  $25,941 $6,813,368  $(6,037,887)   $  801,422

             See accompanying notes to consolidated financial statements.
                                         F-3

               ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                          YEARS ENDED MARCH 31,
                                                            2004       2003
Cash flows from operating activities:
 Net loss                                               $(137,738)  $(653,905)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Depreciation, amortization and
    writedown of goodwill                                 147,475     185,576
   Issuance of common stock for services                   21,250      28,500
   Write-off of investments                                52,259        -
   Decrease in allowance for doubtful accounts            (10,000)       -
   Increase (decrease) in cash flows as a result of
    changes in assets and liabilities account balances:
     Accounts receivable - trade                          (32,811)    139,881
     Inventories                                           25,402      90,493
     Other current assets                                   1,096     (26,845)
     Equipment in use and under lease agreements             -          6,829
     Equipment held for sale or rental                     16,056     276,383
     Other assets                                           4,946      48,329
     Accounts payable                                     (40,833)    (51,847)
     Accrued expenses and other                            (8,239)    (20,594)
 Total adjustments                                        176,601     676,705
Net cash provided by operating activities                  38,863      22,800

Cash flows from investing activities:
 Repayments of loans by officer                               703       3,900
 Investment in a company                                     -        (30,000)
Net cash provided by (used in)investing activities            703     (26,100)

Cash flows provided by financing activities:
 Issuance of common stock                                     750       1,500

Net increase (decrease) in cash and cash equivalents       40,316      (1,800)

Cash and cash equivalents - beginning of year              49,765      51,565
Cash and cash equivalents - end of year                    90,081      49,765

Supplemental disclosure:
   Interest paid                                        $   8,100   $   8,127
   Income taxes paid                                    $   3,434   $   1,549

Supplemental disclosure of non-cash investing
 and financing activities:
  Common stock issued as consideration
   for consulting services                              $21,250     $  14,250

      See accompanying notes to consolidated financial statements.



                                        F-4



                   ADM TRONICS UNLIMTED, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

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

For the years ended March 31, 2004 and 2003, the chemical product line accounted for approximately 80% of sales and the medical device product line accounted for 20% for each year.

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

                                       F-5
                     ADM TRONICS UNLIMTED, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

Unless and until clearance to market is obtained from the United States Food and Drug Administration (FDA), the Devices cannot be marketed in the United States for human applications, other than for research purposes, and may not be marketable in certain foreign countries.

Included in equipment in use and under lease agreements are Devices used internally and Devices loaned out for marketing and testing. Devices in use and under lease agreements are depreciated over seven years commencing at the date placed in service. Revenues from leasing activities have not been significant.

g) Sofpulse Units

Sofpulse Units ("Units"), an FDA cleared device, are included in the consolidated balance sheet under "Equipment held for sale" and "Equipment in use and under lease agreements," on a specific identification basis. Included in equipment in use and under lease agreements are SofPulse Units leased to third parties, Units used internally and Units loaned out for marketing and testing. These Units are depreciated over seven years commencing on the date placed in service.

Certain medical equipment, and related accessories, principally Sofpulse Units held for sale or rental, were written down to reflect their market value in the year ended March 31, 2003.

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

The Company has adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company's adoption of SFAS No. 144 did not have an effect on the Company's results of operations, cash flows, or financial position.
                                        F-6
                    ADM TRONICS UNLIMTED, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont'd)

j) Revenue Recognition

Sales revenues are recognized when products are shipped and lease revenues are recognized in accordance with individual lease agreements.

k) Advertising

Advertising (approximately $4,000 and $4,900 in 2004 and 2003, respectively) is expensed as incurred and is included with selling, general and administrative expenses in the consolidated statement of operations.

l) Investment in Joint Venture

The Company uses the equity method to account for its 50% investment in a joint venture whose operations were substantially reduced in the year ended March 31, 2003 and was completely written off in 2004.

m) Net Loss Per Share

The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). Net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the reported periods. Diluted Net loss per share has not been presented for 2004 and 2003 as its results would be anti-dilutive.

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

(p) Basis of Presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in the Untied States of America.
                                        F-7

                      ADM TRONICS UNLIMTED, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2004 consist of the following:

      Machinery and equipment                          $183,111
      Office furniture and fixtures                      66,421
      Computer equipment                                 27,708
                                                        277,240
      Less accumulated depreciation and amortization    268,353
                                                       $  8,887

Depreciation and amortization on property and equipment for the years ended March 31, 2004 and 2003 aggregated $15,268 and $36,516, respectively.

NOTE 3 - EQUIPMENT IN USE AND UNDER LEASE AGREEMENTS

Equipment in use and under lease agreements at March 31, 2004 consist of the following:
             Sonotron Units                      $ 63,645
             Sofpulse Units                       870,250
             Other Units                            4,330
                                                  938,225
             Less accumulated depreciation        758,330
                                                 $179,895

Depreciation of equipment in use and under lease agreements for the years ended March 31, 2004 and 2003 aggregated $126,965 and $108,358, respectively.

NOTE 4 - OTHER ASSETS

Other assets at March 31, 2004 consist of the following:
     Investment   (a)                                         $ 1,000
     Patents, net of accumulated amortization of $63,644 - (b) 46,271
     Other                                                      9,162
                                                              $56,433

a) In March 2002, the Company entered into a contingent asset and rights purchase agreement ("Agreement") with another company. In accordance with the agreement, the Company acquired 150,375 shares of the other company's common stock, at an estimated fair market value of $30,000, in exchange for acquiring certain rights as described in the Agreement to certain products manufactured and owned by the Company. In January 2004, the Company gave written notice terminating the Agreement as a result of the other company's failure to comply with certain provisions of the Agreement. The fair market value of the shares acquired has been written down at March 31, 2004 to $1,000.

b) Amortization expense for the years ended March 31, 2004 and 2003, aggregated to $5,242 and $3,014, respectively.

                    ADM TRONICS UNLIMTED, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

NOTE 5 - NOTE PAYABLE

The $135,000 note is payable to the estate of a former officer/stockholder. The interest rate at April 1, 2001 was reduced from 10% to 6%. The President of the Company is the administrator of the estate. For the years ended
March 31, 2004 and 2003, interest expense on total indebtedness amounted to $8,100 and $8,127, respectively.

NOTE 6 - INCOME TAXES

The differences between the income taxes and the amount computed by applying the federal statutory income tax rate of 34% to income before taxes are as follows:
                                                 2004       2003
      Tax benefit at U.S. statutory rates    $ (46,000)  $(216,000)
      Temporary differences                       -          2,000
      Change in valuation allowance             46,000     214,000
      Income taxes                           $    -      $    -

At March 31, 2004, the Company had deferred tax assets of approximately $1,546,000, comprised of $1,511,000 resulting from net operating loss carryforwards and $35,000 from other temporary differences. The deferred tax assets are offset by a valuation allowance in the amount of $1,546,000.

Deferred tax assets, net of a valuation allowance, are recorded when management believes it is more likely than not that tax benefits will be realized. The change in the valuation allowance was based upon the consistent application of management's valuation procedures and circumstances surrounding its future realization.

The Company and its subsidiaries file consolidated Federal income tax returns. As of March 31, 2004, the Company had consolidated net operating loss carryforwards of approximately $4,500,000 that will expire during the years 2005 through 2024.

NOTE 7 - EMPLOYEE BENEFIT PLAN

The Company has a 401(k) Plan covering substantially all employees. Employer matching contributions to the plan are at the discretion of management.
There were no employer contributions to the plan for the years ended March 31, 2004 and 2003.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

a) Leases

The Company leases its office and manufacturing facilities under non-cancelable operating leases.

                     ADM TRONICS UNLIMTED, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Cont'd)

The approximate future minimum annual rental under these leases at March 31, 2003 are as follows:

                   March 31, 2005                     85,000
                   March 31, 2006                     85,000
                   March 31, 2007                     85,000
                   March 31, 2008                     85,000
                   June 30, 2009                      22,000
                                                    $362,000

Rent expense for all facilities for the years ended March 31, 2004 and 2003 was approximately $92,000 and $100,000, respectively.

b) Warranties

The Company's medical devices are sold under agreements providing for the repair or replacement of any devices in need of repair, at the Company's cost, for up to one year from the date of delivery, unless such need was caused by misuse or abuse of the device.

At March 31, 2004, no amount has been accrued for potential warranty costs and such costs are expected to be nominal.

c) Settlement of Legal Action

In April 2002, the Company and a distributor of the Company's Sofpulse units agreed to a settlement of a lawsuit. In accordance with the settlement, the distributor purchased Sofpulse units for $73,500 and returned other units to the Company.

In May 2001, a former employee of a subsidiary filed a law suit against the Company, a subsidiary, and a former officer of the subsidiary alleging breach of an oral employment contract. The lawsuit was settled in May 2003 for $3,000.

d) Legal Actions

In November 2001, a company filed an order to show cause against a subsidiary of the Company and the subsidiary's former officer seeking to prohibit sale, rental or transfer of the subsidiary's blood irradiator device, and claiming monetary damages of $750,000 for violation of a contract. The Company's subsidiary has counterclaimed and the court denied the plaintiff's motion for a preliminary injunction and vacated its order to show cause. Management believes that all of the allegations of this action are without merit and can be successfully defended and the subsidiary is vigorously prosecuting the counterclaims for damages it believes it has incurred by the actions of the plaintiff.

                       ADM TRONICS UNLIMTED, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Cont'd)

In April 2003, a former employee filed a suit against the Company seeking a declaratory judgment claiming that the Company has no rights or interest in a particular invention and patent related to the blood chamber device. In addition, the former employee alleges wrongful termination of employment and seeks unspecified compensatory damages. The Company is defending the action and has counterclaimed, and has asserted that it has all rights to the invention and patent and that the employee breached the terms of his employment.

In December 2001, a company filed civil actions against the Company seeking patent invalidity, unenforceability, and non-infringement with respect to three of the Company's patents related to Sonotron technology. The Company has filed a motion to dismiss the claim. In January 2002, the entity filed another civil action alleging that the Company made false and misleading statements about the Sonotron device. The Company filed a cross-claim and counterclaim denying the allegations. In March 2002, settlement discussions were begun with respect to the outstanding litigation. On December 13, 2002, the court entered a 60-day order terminating the action. On February 10, 2003, such 60-day period expired and the action was terminated.

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

A summary of the Company's stock option activity and related information for the years ended March 31, 2004 and 2003, is as follows:

                                       Year Ended            Year Ended
                                     March 31, 2004        March 31, 2003

                                             Weighted                Weighted
                                             Average                 Average
                                             Exercise                Exercise
                                   Options   Price	    Options    Price
Outstanding at beginning of year       -         -       5,192,819  $0.2927
Granted                                -         -            -        -
Expired                                -         -      (5,192,819) (0.2927)
Outstanding at end of year             -         -            -        -
Exercisable at end of year             -         -            -        -

                       ADM TRONICS UNLIMTED, INC. AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

NOTE 9   STOCKHOLDER'S EQUITY (Cont'd)

b) Common Stock

In December 2002, the Chief Executive Officer of the Company purchased 1,500,000 non-registered common shares of the Company for $15,000.

In February 2003 and November 2003, a consulting company provided services to the Company valued at $30,000 and acquired 3,000,000 non-registered common shares of the Company.

In January 2004, a group of individuals provided consulting services valued at $7,000 for a subsidiary of the Company and received 69,000 shares, approximately 3% of the subsidiary's common stock. The subsidiary's board of directors has agreed to distribute 641,000 restricted shares of its capital stock pursuant to a qualified plan to be determined over a five year period based on each individual's service to the subsidiary.

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

                    ADM TRONICS UNLIMTED, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED MARCH 31, 2004 AND 2003

NOTE 10 - SEGMENT INFORMATION, GEOGRAPHICAL INFORMATION, MAJOR CUSTOMERS AND CREDIT CONCENTRATION (Cont'd)

Information about segment operations follows:


                                   Chemical        Medical         Total
Year Ended March 31, 2004
Revenues                         $  887,312      $  218,055     $1,105,367
Interest revenue                      1,997            -             1,997
Interest expense                      8,100            -             8,100
Depreciation and amortization        12,661         134,814        147,475
Segment income (loss)               101,747        (239,485)      (137,738)
Segment assets                      565,202         582,353      1,147,560

                                   Chemical        Medical         Total
Year Ended March 31, 2003:
Revenues                         $  809,112      $  200,113     $1,009,255
Interest revenue                      4,098            -             4,098
Interest expense                      8,127            -             8,127
Depreciation and amortization        36,516         149,060        185,576
Segment loss                       (246,023)       (407,882)      (653,905)
Segment assets                      778,628         533,742      1,312,370
b) Geographical Information

Sales to unaffiliated customers, based on location of customer, is as follows:
                                              Year Ended March 31,
                                             2004              2003
      Chemical Segment:
       United States                      $813,273          $786,919
       Foreign countries                    74,039            22,193
                                          $887,312          $809,112
      Medical Segment:
      United States                       $110,974          $129,870
      Asia                                 100,579            67,248
      Other foreign countries                6,502             2,995
                                          $218,055          $200,113
c) Major Customers

Sales to individual unaffiliated customers in excess of 10% of net sales to
unaffiliated customers are shown below.        Year Ended March 31,
                                             2004                2003
       Medical Segment:
        Customer A                         $   -               $137,007
       Chemical Segment:
        Customer B                         $255,254            $119,390
        Customer C                         $169,281            $   -




                                        F-13
                    ADM TRONICS UNLIMTED, INC. AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    FOR THE YEARS ENDED MARCH 31, 2004 AND 2003


NOTE 11 - SUBSEQUENT EVENTS

a) The Company is planning a private placement with regard to its subsidiary, AA Northvale Medical Associates, Inc. (AAN) offering of up to 35 Units for an aggregate price of $3,500,000. Each Unit will consist of a i) $100,000 Joint Unsecured Convertible Note, ii) one Class A Common Stock Purchase Warrant of the Company and iii) one Class A Common Stock Purchase Warrant of the Company's subsidiary, AA Northvale, Medical Associates, Inc. Investors may exercise either warrant, but not both. Those warrants which are non-exercised must be surrendered to either the Company or AAN. The Units are being offered on a "best efforts, all-or-none" basis with respect to the first 20 Units and a "best efforts" basis with respect to the remaining 15 Units. The Joint Unsecured 6% Convertible Notes may be converted into Common Stock of AAN or Common Stock of the Company at a conversion price as defined in the private placement memorandum. In connection with the private placement offering AAN is planning a Registration Statement with the Securities and Exchange Commission.

b) On April 30, 2004, the Company entered into a termination agreement with a lessor of some of the SofPulse Units. The lessor agreed to pay the Company $85,000 and return the rental units that were leased. In the opinion of management, the agreement's termination will not have a material adverse effect on rental income of the Company.

c) Effective July 2004, the Centers for Medicare and Medicaid Services has announced it would issue a National Coverage Determination (NCD) providing coverage for the use of the Company's SofPulse medical device for treatment of wounds. The issuance of the NCD will enable nursing homes, hospitals, physicians and rehabilitation clinics to obtain reimbursement for treatment of chronic, non-healing wounds with the Company's SofPulse medical devices.





















                                        F-14
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
                        Not applicable.

PART III

Item 9. Directors and Executive Officers, Promoters and Control
        Persons; Compliance with Section 16(a) of the Exchange Act

I.
(a) Identification of Executive Officers and Directors

Name                                Age         Position

Andre' Di Mino                      48          President, Chief Executive
                                                Officer and Director

Vincent Di Mino                     78          Vice President of
                                                Production and Director

David Saloff                        51          Director


Andre' Di Mino has been President since December 18, 2001. Prior thereto he was Executive Vice President and Chief Operating Officer since 1987 and Secretary - Treasurer of the Company since 1978. Mr. Di Mino has been a Director of the Company since 1987.

Vincent Di Mino has been Vice President of Production since 1969 and a Director of the Company since 1987.

David Saloff was President of Lifewaves, Inc., a health technology company for the past 4 years. Prior thereto Mr. Saloff was Vice President of Electropharmacology, Inc., from which the Company acquired the SofPulse technology referred to elsewhere herein. He has been a Director of the Company since March 18, 2002.

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

                                        24

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


II. Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of any Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(a) under the Exchange Act during its most recent fiscal year and any Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representations referred to in subparagraph (b)(2)(i) of Item 405 of Regulation S-B, other than as set forth below no person who at any time during the fiscal year ended March 31, 2004 was a director, officer, to the knowledge of the Company a beneficial owner of more than 10% of any class of equity securities of the Company registered pursuant to Section 12, failed to file on a timely basis, as disclosed in the above Forms, reports required by
Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years. Andre' Di Mino has not filed a Form 4 and the Estate of Dr. Alfonso Di Mino did not file a Form 3.

III.  Code of Ethics

The Company has not adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company has not done so because it believes that it not necessary because of its size and lack of tangible assets.


Item 10.	Executive Compensation

The following table (the "Summary Table") sets forth the salary, bonus and other annual compensation earned by (i) the Company's chief executive officer and (ii) the Company's four most highly compensated executive officers other than the chief executive officer who served as such on March 31, 2004 and whose total annual salary and bonus exceeded $100,000 (the "Named Officer"):


                                         25

Name and Principal      Fiscal Year    Annual Compensation
Position              Ended March 31        Salary

Andre' Di Mino            2004              $86,600
President and             2003              $83,300
Chief Executive Officer   2002              $86,600

No options issued by the Company were exercised by the Named Officers during the fiscal year ended March 31, 2004. On that date, there were no shares of Common Stock underlying unexercised options held by the Named Officers. The Company did not reprice any stock option or SAR previously awarded to the Named Officers.

During the fiscal years ended March 31, 2004, 2003 and 2002, no other compensation not otherwise referred to herein was paid or awarded by the Company to the Named Officer, the aggregate amount of which compensation, with respect to any such person, exceeded the lesser of $50,000 or 10% of the annual salary and bonus reported in the Summary Table for such person.

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

Item 11.   Security Ownership of Certain Beneficial Owners and Management
(a), (b)

The following table sets forth certain information as of June 22, 2004 with respect to any person who is known to the Company to be the beneficial owner of more than 5% of any class of its voting securities and as to each class of the Company's equity securities beneficially owned by its directors and directors and officers as a group:


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

                                        26
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
Stock,            104 Field point Road.
$.0005 par value  Greenwich CT 06830

Common            Heiko H. Thieme         3,617,500(10) shares       14%(10)
Stock,            1370 Ave of the Americas
$.0005 par value  New York, N.Y. 10019

Common            Officers and Direc-    18,494,863(11) shares       73%(11)
Stock,            tors as a group
$.0005 par value  (3 persons)

(1) Unless otherwise noted below, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any such warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.
(2) Represents (a) 1,004,239 shares of Common Stock directly owned by The Estate, (b) 1,000,000 shares of Common Stock beneficially owned by the spouse of Dr. Di Mino, in which shares The Estate disclaims any beneficial ownership, and (c) 1,330,000 shares of Common Stock, which includes the 1,000,000 shares described in (b) above, subject to an agreement dated July 8, 1987 pursuant to which The Estate has the power to vote such shares.
(3) Represents 9,172,696 shares of Common Stock directly owned by Mr. DiMino.
(4) Represents 1,700,000 shares of Common Stock held by the Andre' Di Mino Irrevocable Trust, a Trustee and the beneficiary of which is Andre' Di Mino who may be deemed to be a beneficial owner of the shares held by such Trust.
(5) Represents 1,700,000 shares of Common Stock held each by the Maria
Elena Di Mino and Maurice Di Mino Irrevocable Trusts, a Trustee of which is Andre' Di Mino who may be deemed to be a beneficial owner of the shares held by such Trusts by reason of his power to vote such shares.
(6) Represents the shares in The Estate of Dr. Alfonso Di Mino the administrator of which is Andre' Di Mino who may be deemed to be a beneficial owner of the shares held by The Estate by reason of his power to vote such shares. As a beneficiary of The Estate, Mr. Di Mino will directly receive 167,374 of such shares.
(7) Represents (a) 1,287,928 shares of Common Stock directly owned by Mr.
Di Mino, (b) 300,000 shares of Common Stock beneficially owned by the spouse

                                         27
of Vincent Di Mino, and (c) 300,000 shares of Common Stock owned by the child of Mr. Di Mino who resides in his home, in all of which shares set forth in
(b) and (c) of this Note Mr. Di Mino disclaims any beneficial ownership.
(8) Represents 5,100,000 shares of Common Stock of which 1,700,000 such shares are held by each of the Andre' Di Mino Irrevocable Trust, the Maria Elena Di Mino Irrevocable Trust and the Maurice Di Mino Irrevocable Trust. Vincent Di Mino, a Trustee of each of such Trusts, may be deemed to be a beneficial owner of the shares held by such Trusts by reason of his power to vote such shares.
(9) Represents (a) 417,300 shares of Common Stock directly owned by Mr. Friedlander, and (b) 2,896,600 shares of Common Stock owned by Friedlander International Limited.
(10) Represents (a) 2,000,000 shares of Common Stock owned by The
American Heritage Fund, Inc., and (b) 1,617,500 shares of Common Stock
Owned by The Global Opportunity Fund Limited.
(11)	See Notes above.


(c)	Changes in Control

The Company is not aware of any arrangement which may result in a change in control of the Company.


Item 12.	Certain Relationships and Related Transactions

(a) In February 2001, Dr. Alfonso Di Mino loaned the Company $150,000 at 10% interest repayable in monthly installments of $5,000, which began in March 2001. The proceeds of the note were used to pay the outstanding indebtedness due to a bank of $195,000, which was repaid in full in March 2001. Then interest was reduced to 6% in 2001. The outstanding principal amount of such loan at March 31, 2004 was $135,000.

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

                                        28

(b)  Reference is made to the response to Item 11 of this Annual Report.
(c), (d)	Not applicable.


Item 13.	Exhibits and Reports on Form 8-K

(a)	Exhibits

3.1 Certificate of Incorporation and amendments thereto filed on August 9, 1976 and May 15, 1978. Exhibit 3(a) to the Company's Registration Statement on Form 10, File No. 0-17629 (the "Form 10"), is hereby incorporated by reference.
3.2 Certificate of Amendment to Certificate of Incorporation filed December 9, 1996. Exhibit 3(a) to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997 is hereby incorporated by reference.
3.3 By-Laws. Exhibit 3(b) to the Form 10 is hereby incorporated by reference.
4.1 Warrant issued to the Global Opportunity Fund Inc. Exhibit 4.1 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998 is hereby incorporated by reference.
4.2 Warrant issued to Heiko H. Thieme. Exhibit 4.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999 is hereby incorporated by reference.
9.1 Trust Agreements of November 7, 1980 by and between Dr. Alfonso Di Mino et al. Exhibit 9 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993 is hereby incorporated by reference.
10.1 Memorandum of Lease by and between the Company and Cresskill Industrial Park III dated as of August 26, 1993. Exhibit 10(a)to the Company's Annual Report on Form 10-KSB for the fiscal year March 31, 1994 is hereby incorporated by reference.
10.2 Agreement of July 8, 1987 by and between Donna Di Mino, Dr. Alfonso
Di Mino, et al. Exhibit 10(q) to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993 is hereby incorporated by reference.
10.3 Agreement of March 21, 2002 by and between the Company and New England Acquisitions, Inc. Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002 is hereby incorporated by reference.
10.4 Agreement of April 29, 2003 by and between Vet-Sonotron Systems, Inc.
and THM Group, LLC. Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003 is hereby incorporated by reference.
10.5 Agreement of January 17, 2003 by and between the Company and Fifth
Avenue Venture Capital Partners, Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003 is hereby incorporated by reference.
10.6 Agreement of April 3, 2004 by and between the Company and Carepoint
Group*
21.1 Subsidiaries of the Company.*
99.n Certifications of Periodic Report.*
        * Filed herewith.

(b)   Reports on Form 8-K
    Not Applicable


Item 14.	Controls and Procedures.

I. (a) Our principal executive officer and principal financial officer has concluded that the Company's disclosure controls and

                                        29
procedures are effective based on his evaluation of these controls and procedures as of a date within 90 days of the filing date of this Annual Report.

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

(5) The Company does not have an audit committee.

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

                                ADM TRONICS UNLIMITED, INC.
                           By:  /s/ Andre' Di Mino, President
                                    -------------------
                                    Andre' Di Mino
Dated:  June 25, 2004

In accordance with the Exchange Act this report has been signed below by the


                                         30
following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures                       Title                      Date

/s/ Andre' Di Mino               Chief Executive Officer,
    -------------------          principal accounting and
    Andre' Di Mino               financial officer
                                 and Director               June 25, 2004


/s/ Vincent Di Mino              Director                   June 25, 2004
    -------------------
    Vincent Di Mino

/s/ David Saloff
    -------------------          Director                   June 25, 2004
    David Saloff



EXHIBIT 99.1


Section 302 Certification

CERTIFICATION

I, Andre' Di Mino, certify that:

1. I have reviewed this Annual Report on Form 10-KSB of ADM Tronics Unlimited, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am the registrant's only certifying officer and am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

                                        31

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under my supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: June 25, 2004          By: /s/ Andre' Di Mino
                                     Andre' Di Mino, Chief Executive
                                     Officer and Chief Financial Officer





















                                       32
EXHIBIT 99.2
                    CERTIFICATION OF CEO AND CFO PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of ADM Tronics Unlimited, Inc.
(the "Company") on Form 10-KSB for the period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof
(the "Report"), Andre' Di Mino, as Chief Executive Officer and Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge that:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods shown in such report.

Date: June 25, 2004                     By: /s/ Andre' Di Mino
                                                    Andre' Di Mino
                                                    Chief Executive Officer
                                                    And Chief Financial
                                                    Officer





























                                        33