Form 10QSB
period 2004-06-30
ADM TRONICS UNLIMITED INC/DE
filed 2004-08-12
CIK 849401

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2004

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

             51,882,037 shares of Common Stock, $.0005 par value,
                           as of August 3, 2004










                       ADM TRONICS UNLIMITED, INC.

                                 INDEX
                                                            Page Number
Part I. Financial Information

Item 1. Consolidated Financial Statements:

  Consolidated Balance Sheets - June 30, 2004
     and March 31, 2004                                          3

  Consolidated Statements of Operations - For the
     three months ended June 30, 2004 and 2003                   4

  Consolidated Statement of Changes in Stockholders'
     Equity - For the three months ended June 30, 2004           4

  Consolidated Statements of Cash Flows - For the
     three months ended June 30, 2004 and 2003                   5

  Notes to Consolidated Financial Statements                     6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                            7

Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K                        8





















                ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                                    (UNAUDITED)
                                                  JUNE       MARCH
Assets                                          30, 2004    31, 2004

Current assets:

 Cash and cash equivalents                   $  102,809   $   90,081
 Accounts receivable--trade, less allowance
  for doubtful accounts of $29,000              164,100      118,433
 Inventories:
  Raw materials and supplies                    167,610      159,497
  Finished goods                                 37,832       63,438
 Equipment held for sale                        343,695      388,715
 Other current assets                            39,052       32,993

    Total current assets                        855,098      853,157

Property and equipment, at cost net of
 Accumulated depreciation of $269,930 and
 $268,353, respectively                           7,310        8,887

Equipment in use and under lease agreements -
 at cost net of accumulated depreciation of
 $790,062 and $758,330, respectively            148,163      179,895
Loan receivable from officer, bearing
 interest at 3% per annum, unsecured             49,188       49,188
Other assets                                     74,907       56,433


    Total assets                             $1,134,666   $1,147,560

Liabilities and stockholders' equity:

Current liabilities:
 Accounts payable-trade                      $  127,487   $  159,798
 Accrued expenses and other
  current liabilities                            46,779       51,340

    Total current liabilities                   174,266      211,138

Notes payable - long-term                       135,000      135,000

Commitments and contingencies

Stockholders' equity                            825,400      801,422

    Total liabilities and
      stockholders' equity                   $1,134,666   $1,147,560


      See accompanying notes to consolidated financial statements.

                  ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                            THREE MONTHS ENDED
                                                 June 30,
                                             2004        2003

       Revenues                           $ 385,297   $ 272,308
       Costs and expenses:
        Cost of sales                       169,579     159,253
        Selling, general and
         administrative                     191,807     160,632
           Total costs and expenses         361,386     319,885

       Operating income (loss)            $  23,911  $ (47,577)

       Other income                              67         87

       Net income (loss)                  $  23,978  $ (47,490)

       Weighted average number of
        common shares outstanding        51,882,037  50,382,037

       Net income (loss) per share           0.0005     (0.0009)


       See accompanying notes to consolidated financial statements.


                  ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE THREE MONTHS ENDED JUNE 30, 2004

              Preferred  Common
	        Shares     Shares               Capital
	        5,000,000  150,000,000          in
	        Authorized Authorized           excess
	        $.01 Par   $.0005      Par      of Par     Accumulated
              Value      Par Value   Value    Value      Deficit      Total

Balances -
 March 31,
 2004          -        51,882,037  $25,941  $6,813,368  $(6,037,887) $801,422

Net income for
 for the
 period ended
 June 30, 2004                                                23,978    23,978

Balances -
  June 30,
  2004         -        51,882,037  $25,941  $6,813,368  $(6,013,909) $825,400

             See accompanying notes to consolidated financial statements.

                                          4
                ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)

                                                       THREE MONTHS ENDED
	                                                       JUNE 30,
	                                                   2004       2003
Cash flows from Operating activities:
 Net income (loss)                                       23,978    (47,490)
 Adjustments to reconcile net income (loss)
  to net cash from operating activities:
   Depreciation and amortization                         33,309     37,863
  Changes in operating assets and liabilities:
   Accounts receivable--trade                           (45,667)   (23,970)
   Inventories and equipment held for sale               62,513     40,021
   Other current assets                                  (6,059)      -
   Other assets                                           1,311      2,158
   Accounts payable--trade                              (32,311)   (10,691)
   Accrued expenses and other                            (4,561)   (14,391)

 Net cash flows provided by
  (used in) operating activities                         32,513    (16,500)

Cash flows from Investing activities:                      -          -

Cash flows from Financing activities:
 Deferred private placement costs                       (19,785)      -

 Net cash used in Financing activities                  (19,785)      -

Net change in cash and cash equivalents                  12,728    (16,500)
Cash and cash equivalents--beginning of year             90,081     49,765
Cash and cash equivalents--end of period                102,809     33,265

Supplemental disclosures:
 Interest paid                                             -          -
 Income taxes paid                                         -          -


          See accompanying notes to consolidated financial statements.














                    ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)
Note 1-Basis of Presentation:

The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's annual report on Form 10-KSB for the fiscal year ended March 31, 2004 (the "Form 10-KSB") and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and changes in financial positions for all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB.

Note 2.  Segment Information

Information about segment information is as follows:

Three Months Ended June 30, 2004:       Chemical   Medical      Total

 Revenues from external customers       239,957    145,340      385,297
 Segment profit (loss)                   34,113    (10,202)      23,911

Three Months Ended June 30, 2003:

 Revenues from external customers       241,216     31,092      272,308
 Segment profit (loss)                  (23,182)   (24,395)     (47,577)

Note 3.  Private Placement Offering

a) The Company is in the process of a private placement offering with regard to its subsidiary, AA Northvale Medical Associates, Inc. (AAN) offering of up to 35 Units for an aggregate price of $3,500,000. Each Unit consists of a
i) $100,000 Joint Unsecured Convertible Note, ii) one Class A Common Stock Purchase Warrant of the Company and iii) one Class A Common Stock Purchase Warrant of AAN. Investors may exercise either warrant, but not both. Those warrants which are non-exercised must be surrendered to either the Company or AAN. The Joint Unsecured 6% Convertible Notes may be converted into Common Stock of AAN or Common Stock of the Company at a conversion price as defined in the private placement memorandum. As of August 2, 2004 the Company has received approximately $900,000 in net proceeds from this offering. In connection with the private placement offering AAN is planning a Registration Statement with the Securities and Exchange Commission.

Note 4. Subsequent Events

a) Effective July 2004, the Centers for Medicare and Medicaid Services issued a National Coverage Determination (NCD) providing coverage for the use of the Company's SofPulse medical device for treatment of wounds. The issuance of the NCD enables nursing homes, hospitals, physicians and rehabilitation clinics to obtain reimbursement for treatment of chronic, non-healing wounds with the Company's SofPulse medical devices.

b) In November 2001, a company filed an order to show cause against a subsidiary of the Company and the subsidiary's former officer seeking to prohibit sale, rental or transfer of the subsidiary's blood irradiator device, and claiming monetary damages of $750,000 for violation of a contract. The Company's subsidiary has counterclaimed and the court denied the plaintiff's motion for a preliminary injunction and vacated its order to show cause.

In April 2003, a former employee filed a suit against the Company seeking a declaratory judgment claiming that the Company has no rights or interest in a particular invention and patent related to the blood chamber device. In addition, the former employee alleged wrongful termination of employment and seeks unspecified compensatory damages. The Company defended the action and counterclaimed, and asserted that it has all rights to the invention and patent and that the employee breached the terms of his employment.

As of July 20, 2004 the suits described above have been settled with no liability to the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At June 30, 2004 the Company had cash and equivalents of $102,809 as compared to $90,081 at March 31, 2004. This increase was principally the result of net income for the three month period plus depreciation and amortization less cash used to pay accounts payable and prepaid costs of the private placement.

Operating Activities

Net cash flows provided by operating activities were $32,513 for the three months ended June 30, 2004 as compared to net cash flows used in operating activities of $16,500 for the quarter ended June 30, 2003. This decrease in cash used was primarily due to net income of $23,978, cash from inventories, equipment in use or under lease and other assets.

Investing Activities

There were no investing activities for the quarter ended June 30, 2004.

Financing Activities

During the quarter ended June 30, 2004 the Company paid $19,785 for deferred costs related to the private placement offering.

The Company does not have any material external sources of liquidity or unused sources of funds.
                                          7
Results of Operations
Quarter Ended June 30, 2004

Revenues

Revenues were $385,297 in 2004 as compared to $272,308 in 2003 representing an increase of $112,989 or 41%. Revenues from the Company's medical electronics activities increased $114,249 offset by a decrease in chemical revenues of $1,260.

Gross Profit

Gross profit of $215,718 in 2004 was $102,663 or 91% above the gross profit of $113,055 in 2003. Gross profit was 56% of revenues in 2004 as compared with 42% of revenues in 2003. The increase in gross profit margin was primarily due to the product mix of sales with higher sales of products with a higher gross margin.

Operating Income (Loss)

Operating income in 2004 was $23,911 compared to operating loss of ($47,577) in 2003. Selling, general and administrative expenses increased by $31,175 primarily due to an increase in operating expenditures related to increased overhead costs and legal fees related to litigation.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibit No.

    99.1 Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

    None
                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    ADM Tronics Unlimited, Inc.

                                    By:\s\ Andre' DiMino
                                           Andre' DiMino
                                           President
Dated: Northvale, New Jersey
       August 12, 2004


                                           8
EXHIBIT 99.1

Section 302 Certification

CERTIFICATION

I, Andre' Di Mino, certify that:

1. I have reviewed this Quarterly Report on Form 10-QSB of ADM Tronics Unlimited, Inc.;

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

Date: August 12, 2004        By: /s/ Andre' Di Mino
                                     Andre' Di Mino, Chief Executive
                                     Officer and Chief Financial Officer

EXHIBIT 99.2


                    CERTIFICATION OF CEO AND CFO PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ADM Tronics Unlimited, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof
(the "Report"), Andre' Di Mino, as Chief Executive Officer and Chief Financial Officer of the Company, hereby certifies, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of his knowledge that:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company at the dates and for the periods shown in such report.

Date: August 12, 2004                   By: /s/ Andre' Di Mino
                                                Andre' Di Mino
                                                Chief Executive Officer
                                                 And Chief Financial
                                                  Officer