Form 10QSB
period 2004-09-30
ADM TRONICS UNLIMITED INC/DE
filed 2004-11-19
CIK 849401

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004

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

             51,882,037 shares of Common Stock, $.0005 par value,
                           as of October 25, 2004

                       ADM TRONICS UNLIMITED, INC.

                                 INDEX
                                                            Page Number
Part I. Financial Information

Item 1. Consolidated Financial Statements:

  Consolidated Balance Sheets - September 30, 2004
     and March 31, 2004                                          3

  Consolidated Statements of Operations - For the
     three months and six months ended September
     30, 2004 and 2003                                           4

  Consolidated Statement of Changes in Stockholders'
     Equity - For the six months ended September 30, 2004        4

  Consolidated Statements of Cash Flows - For the
     six months ended September 30, 2004 and 2003                5

  Notes to Consolidated Financial Statements                     6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                            7

                        ADM TRONICS UNLIMITED, INC.
                        CONSOLIDATED BALANCE SHEETS

                                                  (UNAUDITED)
                                                   SEPTEMBER      MARCH
                   ASSETS                          30, 2004      31, 2004
Current assets:
 Cash and equivalents                            $2,161,390   $    90,081
 Accounts receivable - trade, less allowance
  for doubtful accounts of $4,593                   124,988       118,433
 Inventories:
  Raw materials and supplies                        105,034       159,497
  Finished goods                                     35,445        63,438
  Equipment held for sale                           343,101       388,715
 Other current assets                                39,133        32,993

    Total current assets                          2,809,091       853,157

Property and equipment - at cost, net of
 accumulated depreciation of $267,930 and
 $268,353, respectively                              11,329         8,887

Equipment in use and under lease agreements -
 At cost net of accumulated depreciation of
 $821,731 and $758,330, respectively                116,494       179,895

Loan receivable from officer, bearing
 interest at 3% per annum, unsecured                 49,188        49,188

Deferred financing costs and other assets           425,246        56,433

    Total assets                                  3,411,348     1,147,560

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

 Accounts payable - trade                        $  124,985    $  159,798
 Accrued expenses and other current liabilities      91,723        51,340

    Total current liabilities                       216,708       211,138

 Unsecured Convertible 6% Notes Payable           2,687,500          -
 Note payable, long-term                            135,000       135,000

    Total long term liabilities                   2,822,500       135,000

Stockholders' equity                                372,140       801,422

    Total liabilities and
      stockholders' equity                       $3,411,348    $1,147,560

                       ADM TRONICS UNLIMITED, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                 SEPTEMBER 30,          SEPTEMBER 30,
                                2004       2003        2004       2003

Revenues                      $267,686  $321,475     $652,983 $  593,783

Costs and expenses:
 Cost of sales                 196,191   172,321      365,770    331,574
 Selling, general and
  administrative               564,634   182,621      756,441    343,254

    Total costs and expenses   760,825   354,942    1,122,211    674,828

Operating loss                (493,139)  (33,467)    (469,228)   (81,045)

Other income:
 Interest and other income      39,879        77       39,946        166

Net loss                      (453,260)  (33,390)    (429,282)   (80,879)

Net loss per share             $(0.009)  $(0.001)     $(0.008)   $(0.002)



                       ADM TRONICS UNLIMITED, INC.
        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
	         FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004
                              (UNAUDITED)

           Preferred   Common
           Shares      Shares              Capital
           5,000,000   150,000,000         in
           Authorized  Authorized          excess
           $.01 Par    $.0005      Par     of Par      Accumulated
           Value       Par Value   Value   Value        Deficit     Total

Balances -
 March 31,
 2004          -       51,882,037  $25,941 $6,813,368  $(6,037,887) $801,422

Net loss for
 the period
 ended
 September 30,
 2004                                                     (429,282) (429,282)

Balances -
 September 30,
 2004          -       51,882,037  $25,941 $6,813,368  $(6,467,169) $372,140

                       ADM TRONICS UNLIMITED, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                                                    SIX MONTHS ENDED
                                                      SEPTEMBER 30,
                                                     2004       2003*
Cash flows from Operating activities:
 Net loss                                        $ (429,282) $( 80,879)
 Adjustments to reconcile net (loss)
  to net cash provided by (used in)
  operating activities:
   Depreciation and amortization                     69,174     77,505
  Changes in operating assets and liabilities:
   Accounts receivable - trade                       (6,555)   (11,701)
   Inventories                                      128,070     75,107
   Other current assets                              (6,140)      (600)
   Other assets                                       1,527      3,507
   Accounts payable - trade                         (34,813)   (16,296)
   Accrued expenses and other                        40,383    (20,689)

 Net cash flows provided by (used in)
  operating activities                             (237,636)    25,954

Cash flows from Investing activities:
 Purchases of fixed assets                           (8,215)      -

 Net cash flows provided by (used in)
  investing activities                               (8,215)      -

Cash flows from Financing activities:
 Gross proceeds from private placement offering -
  notes payable,                                 $2,687,500       -
 Costs of private placement offering               (370,340)      -

Net cash provided by Financing activities        $2,317,160       -


Net change in cash and cash equivalents          $2,071,309   $ 25,954

Cash and cash equivalents--beginning of period   $   90,081   $ 49,765

Cash and cash equivalents--end of period         $2,161,390   $ 75,719


Supplemental disclosure of cash flow activities:

 Interest paid                                         -          -


*reclassified

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

Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB.

Note 2.  Segment Information

Information about segment information is as follows:

Six Months Ended September 30, 2004:     CHEMICAL    MEDICAL      TOTAL

 Revenues from external customers        436,486     216,497     652,983
 Segment profit (loss)                    26,196    (495,424)   (469,228)

Six Months Ended September 30, 2003:

 Revenues from external customers        466,747     127,036     593,783
 Segment profit (loss)                   (58,543)    (22,502)    (81,045)

Three Months Ended September 30, 2004:

 Revenues from external customers        196,529      71,157     267,686
 Segment profit (loss)                    (7,917)   (485,222)   (493,139)

Three Months Ended September 30, 2003:

 Revenues from external customers        225,530      95,945     321,475
 Segment profit (loss)                   (35,299)      1,832     (33,467)

Note 3. Private Placement Offering

a) The Company is in the process of a private placement offering with regard to its subsidiary, Ivivi Technologies, Inc., formerly known as AA Northvale Medical Associates, Inc. ("Ivivi"), of up to 35 Units for an aggregate price of $3,500,000. Each Unit consists of a i) $100,000 Joint Unsecured

Convertible Note payable on December 31, 2009, ii) one Class A Common Stock Purchase Warrant of the Company, and iii) one Class A Common Stock Purchase Warrant of Ivivi. Investors may exercise either warrant, but not both.
Those warrants which are non-exercised must be surrendered to either the Company or Ivivi. The Joint unsecured 6% Convertible Notes may be converted into Common Stock of Ivivi or Common Stock of the Company at a conversion price as defined in the private placement memorandum. Management has not assigned any value to the warrants. As of September 30, 2004 the Company has raised $2,687,500 of 6% Convertible Notes Payable from such offering of which approximately $370,000 were for costs incurred in raising such funds. These costs have been deferred and included in other assets. The conversion feature of the notes and the exercise of the warrants is allowed through November, 2009. It is anticipated by management that the holders of the notes will convert the notes payable into either common stock of Ivivi or of the Company in the near future. If the noteholders convert the notes to common stock, the costs of such financing will be charged to the capital in excess of par value account. If the notes are not converted, then such costs will be amortized over the term of the notes.

Selling, general and administrative expenses for the three-month period ended September 30, 2004 include the compensation for Ivivi's new management team which has been employed to develop, expand and market Ivivi's business which is principally the SofPulse medical device technology and the expenses related thereto.

In connection with the private placement offering, Ivivi is planning to file a Registration Statement with the Securities and Exchange Commission for its common stock. There is a mandatory conversion of the notes into the common stock of Ivivi upon the effectiveness of such registration. Reference is made to the Company's Current Report on Form 8K dated August 31, 2004.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At September 30, 2004 the Company had cash and equivalents of $2,161,390 as compared to $90,081 at March 31, 2004. This increase was the result of proceeds received by the Company from a private placement financing offset by costs of such financing and by cash used in operations.

Operating Activities

Net cash flows used in operating activities was $237,636 for the six months ended September 30, 2004 as compared to net cash flow provided by operating activities of $25,954 for the six months ended September 30, 2003. This increase was primarily due to increased costs related to the Company's medical device subsidiary's expansion of personnel and increased other operational expenses related thereto.

Investing Activities

The Company purchased fixed assets of $8,215 during the period.


Financing Activities

The Company has received net proceeds of $2,317,160 from a private placement offering of Unsecured Convertible Notes and Warrants for the Company's and a subsidiary's common stock.

The Company does not have any material external sources of liquidity or unused sources of funds.


Results of Operations
Quarter Ended September 30, 2004

Revenues

Revenues were $267,686 in 2004 as compared to $321,475 in 2003 representing a decrease of $53,789 or 17%. This decrease was the result of a decrease in revenues from the Company's medical electronic activities of $24,788 and a decrease in chemical revenues of $29,001.

Gross Profit

Gross profit of $71,495 in 2004 was $77,659 below the gross profit of $149,154 in 2003. Gross profit was 27% of revenues in 2004 as compared with 46% of revenues in 2003. The decrease in gross profit margin was primarily due to the product mix of sales with higher sales of products with a lower gross margin.

Operating Loss

Operating loss in 2004 was $493,139 compared to $33,467 in 2003. Selling, general and administrative expenses increased by $382,013 or 209% in the 2004 period primarily due to significant increases in personnel and overhead expenses of the Company's medical device subsidiary, Ivivi Technologies, Inc. that were funded by the receipt of proceeds from a private placement offering instituted to fund such increased operations.

Other Income

Other income in 2004 was $39,879 as compared to $77 in 2003. The increase was primarily from payments received pursuant to the settlement of litigation and increased interest income from increased amounts invested.

Results of Operations
Six Months Ended September 30, 2004

Revenues

Revenues were $652,983 in 2004 as compared to $593,783 in 2003 representing an increase of $59,200 or 10%. Revenues from the Company's medical electronics activities increased $89,461 and chemical revenues decreased $30,261.

Gross Profit

Gross profit of $287,213 in 2004 was $25,004 or 10% higher than the gross profit of $262,209 in 2003. Gross profit was 44% of revenues in 2004 and 2003.

Operating Loss

Operating loss was $469,228 in 2004 compared to $81,045 in 2003. Selling, general and administrative expenses increased by $413,187 or 120% in 2004 primarily due to significant increases in personnel and overhead expenses of the Company's medical device subsidiary, Ivivi Technologies, Inc. that were funded by the receipt of proceeds from a private placement offering instituted to fund such increased operations.

Other Income

Other income of $39,946 in 2004 increased $39,780 from $166 in 2003. The increase was primarily from payments received pursuant to the settlement of litigation and increased interest income from increased amounts invested.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

With the participation of management, the Company's Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures at the conclusion of the three months ended September 30, 2004. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company's internal controls or, to the knowledge of management of the Company, in other factors that could significantly affect internal controls subsequent to the date of the Company's most recent evaluation of its disclosure controls and procedures utilized to compile information included in this filing.

PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K.

        (a) Exhibit No.

            31.1 Certification of Chief Executive Officer and Chief
                 Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b) Reports on Form 8-K.

            A current report on Form 8-K dated August 31, 2004 was filed during the quarter for which this report is filed and is incorporated herein by reference.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ADM Tronics Unlimited, Inc.
                                       (Registrant)

                                By:\s\ Andre' DiMino
                                       Andre' DiMino, Chief Executive
                                       Officer and Chief Financial Officer
Dated: Northvale, New Jersey
       November 19, 2004