Form 10QSB
period 2004-12-31
ADM TRONICS UNLIMITED INC/DE
filed 2005-02-22
CIK 849401

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    FORM 10-QSB

(Mark One)

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2004

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

             53,882,037 shares of Common Stock, $.0005 par value,
                           as of February 4, 2005














                      ADM TRONICS UNLIMITED, INC.

                                 INDEX
                                                            Page Number
Part I. Financial Information

Item 1. Consolidated Financial Statements:

  Consolidated Balance Sheets - December 31, 2004
     and March 31, 2004                                          2

  Consolidated Statements of Operations - For the
     three months and nine months ended December
     31, 2004 and 2003                                           3

  Consolidated Statement of Changes in Stockholders'
     Equity - For the nine months ended December 31, 2004        3

  Consolidated Statements of Cash Flows - For the
     nine months ended December 31, 2004 and 2003                4

  Notes to Consolidated Financial Statements                     5

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                            6-7

Item 3. Controls and Procedures                                  9

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and
         Use of Proceeds                                         9

Item 6. Exhibits                                                 10














                                     1
                        ADM TRONICS UNLIMITED, INC.
                        CONSOLIDATED BALANCE SHEETS

                                                  (UNAUDITED)
                                                   DECEMBER       MARCH
    ASSETS                                         31, 2004      31, 2004

Current assets:
 Cash and equivalents                            $2,032,406   $    90,081
 Accounts receivable--trade, less allowance
  for doubtful accounts of $29,000                  174,681       118,433
 Inventories:
  Raw materials and supplies                        106,502       159,497
  Finished goods                                    111,379        63,438
  Equipment held for sale                           230,621       388,715
 Other current assets                               317,288        32,993

    Total current assets                          2,972,877       853,157

Property and equipment at cost, net of
 accumulated depreciation of $458,764 and
 $268,353, respectively                              32,001         8,887

Equipment in use and under lease agreements, net
 of accumulated depreciation of $726,598 and
 $758,330, respectively                              84,700       179,895

Loan receivable from officer, bearing
 interest at 3% per annum, unsecured                 49,188        49,188

Other assets                                        526,055        56,433

    Total assets                                  3,664,821     1,147,560

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable-trade                              85,554       159,798
 Accrued expenses and other                         135,726        51,340

    Total current liabilities                       221,280       211,138

Long-term liabilities
 Note payable                                       135,000       135,000
 Convertible 6% Notes                             3,637,500          -

    Total long-term liabilities                   3,772,500       135,000

    Total liabilities                             3,993,780       346,138

Stockholders' equity                               (328,959)      801,422

    Total liabilities and
      stockholders' equity                       $3,664,821    $1,147,560


                                     2
                       ADM TRONICS UNLIMITED, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

					  THREE MONTHS ENDED	 NINE MONTHS ENDED
					      DECEMBER 31,          DECEMBER 31,
					     2004     2003	   2004	2003

Revenues			       $  334,183 $237,021   $  987,166   $830,803

Costs and expenses:
 Cost of sales                    169,402  126,425      535,172    457,999
 Selling, general and
  administrative                  830,958  187,659    1,587,399    530,913

    Total costs and expenses	  1,000,360  314,084    2,122,571    988,912

Operating (loss)                 (666,177) (77,063)  (1,135,405)  (158,109)

Other income (expense):
 Interest and other income        (54,922)   3,770      (14,976)     3,934

Net (loss)	                     (721,099) (73,293)  (1,150,381)  (154,175)

Net (loss) per common share       $(0.014) $(0.001)     $(0.022)   $(0.003)


                       ADM TRONICS UNLIMITED, INC.
        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
	         FOR THE NINE MONTHS ENDED DECEMBER 31, 2004
                              (UNAUDITED)
          Preferred  Common
          Shares     Shares               Capital
          5,000,000  150,000,000          in
          Authorized Authorized           excess
          $.01 Par   $.0005      Par      of Par      Accumulated
          Value      Par Value   Value    Value       Deficit       Total
Balance,
 March 31,
 2004        -       51,882,037  $25,941  $6,813,368  $(6,037,887)  $801,422

Issuance of
 common stock         2,000,000    1,000      19,000                  20,000

Net loss for
 the period
 ended
 December
 31, 2004                                              (1,150,381)(1,150,381)

Balances,
 December
 31, 2004    -       53,882,037  $26,941  $6,832,368  $(7,188,268) ($328,959)

                       ADM TRONICS UNLIMITED, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
				                           NINE MONTHS ENDED
                                                      DECEMBER 31,
                                                    2004        2003
Cash flows from Operating activities:
 Net (loss)                                    ($1,150,381)  $(154,175)
 Adjustments to reconcile net (loss)
  to net cash from operating activities:
   Depreciation and amortization                   103,874     110,813
   Value of common stock issued
    for services rendered                           19,000      22,000
  Changes in operating assets and liabilities:
   Accounts receivable                             (56,248)       (388)
   Inventories                                     163,148     105,599
   Other current assets                           (284,295)        821
   Other assets                                      7,376       4,816
   Accounts payable                                (74,244)    (50,871)
   Accrued expenses and other                       84,386     (21,050)

 Net cash flows provided by (used in)
  operating activities                          (1,187,384)     17,565

Cash flows from Investing activities:
 Purchases of property and equipment               (31,793)       -

 Net cash flows provided by (used in)
  investing activities                             (31,793)       -

Cash flows from Financing activities:
 Proceeds from 6% Unsecured Convertible Notes    3,637,500        -
 Deferred loan fees                               (476,998)       -
 Issuance of common stock for cash                   1,000         750

 Net cash flows provided by
   financing activities                          3,161,502         750

Net change in cash and cash equivalents         $1,942,325    $ 18,315

Cash and cash equivalents--beginning of period    $ 90,081    $ 49,765

Cash and cash equivalents--end of period        $2,032,406    $ 68,080


Supplemental disclosure of cash flow activities:

 Interest paid                                        -           -

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

Note 2.  Segment Information

Information about segment information is as follows:

Nine Months Ended December 31, 2004:     CHEMICAL    MEDICAL      TOTAL

 Revenues from external customers        659,414     327,753     987,166
 Segment profit (loss)                   165,711  (1,301,116) (1,135,405)

Nine Months Ended December 31, 2003:

 Revenues from external customers        667,635     163,168     830,803
 Segment profit (loss)                   (83,339)    (74,770)   (158,109)

Three Months Ended December 31, 2004:

 Revenues from external customers        222,927     111,256     334,183
 Segment profit (loss)                    45,335    (711,512)   (666,177)

Three Months Ended December 31, 2003:

 Revenues from external customers        200,888      36,133     237,021
 Segment profit (loss)                   (25,022)    (52,041)    (77,063)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

At December 31, 2004, the Company had cash and equivalents of $2,032,406 as compared to $90,081 at March 31, 2004. The increase was primarily the result of net proceeds of of $3,161,718 from a private placement of unsecured convertible notes which was completed in December 2004 offset by increased personnel, research and development and marketing activities of $1,190,947 at the Company's subsidiary, Ivivi Technologies, Inc. ("Ivivi").

In December 2004, the Company, together with one if its subsidiaries, Ivivi, completed a private placement (the "December Private Placement") pursuant to which they issued unsecured convertible notes in an aggregate principal amount of $3,637,500 and realized net proceeds of approximately $3,150,000 from the sale of the notes. The notes issued in the private placement are joint unsecured convertible notes of the Company and Ivivi and bear interest at an annual rate of 6%. Interest on the notes is payable quarterly in cash or shares of common stock of Ivivi, at the direction of the holder. The notes are due and payable at various times from July 2009 through December 2009, unless earlier converted. In February 2005, the Company and Ivivi issued an additional $2,450,000 principal amount of notes (the "February Private Placement") and realized net proceeds of approximately $2,165,000 from the sale of the notes, which have primarily the same terms as the notes issued in the December Private Placement. The notes issued in the February Private Placement are due and payable in February 2010, unless earlier converted.

The principal and accrued interest on the notes will either be: (i) convertible into the Company's common stock at $.29 per share or (ii) convertible into Ivivi's common stock at $8.30 per share. For each note in the principal amount of $100,000 issued in the private placements, one warrant for the purchase of up to 344,828 shares of the Company's common stock at $.41 per share (the "Company Warrant") and one warrant for the purchase of up to 12,048 shares of Ivivi's common stock at $5.70 per share (the "Ivivi Warrant") were issued. Each of the Company Warrants and the Ivivi Warrants provides that in addition to paying the exercise price upon exercise of the warrant, the holder must surrender the non-exercised warrant (i.e., either the Company Warrant or the Ivivi Warrant, as the case may be).

The Company and Ivivi have executed registration rights agreements with the investors which require the registration for resale of the securities sold in the private placement. In the event that the Company and Ivivi fail to satisfy certain covenants related to the registration of the common stock underlying the notes and warrants on behalf of the holders, the number of shares of common stock underlying the notes and warrants will be increased. The notes contain customary operating covenants. As of February 14, 2005, the Company and Ivivi were in material compliance with the covenants contained in the notes.

Operating Activities

Net cash flows used in operating activities was $1,187,384 for the nine months ended December 31, 2004 as compared to $17,565 provided by operating activities for the nine months ended December 31, 2003. Cash used in operating activities primarily resulted from the net loss for the period of $1,150,381. The significant increase in operating expenses relates to the medical device subsidiary's (Ivivi) expansion; principally salaries of added personnel, consulting fees and research and development expense resulted in a net cash outflow from operating activities.

Investing Activities

Investing activities during the nine months ended December 31, 2004 were $31,793 as compared to zero for the nine months ended December 31, 2003. The increase resulted from the purchases of property and equipment.

Financing Activities

Cash flows provided by financing activities for the nine months ended December 31, 2004 was $3,161,502 as compared to $750 for the nine months ended December 31, 2003 The increase resulted from $3,637,500 received from private placements of unsecured convertible notes of the Company and Ivivi reduced by deferred loan fees related thereto.

The proceeds of the private placements are being used primarily for sales and marketing activities of Ivivi, for research and development of potential products being developed by Ivivi and to repay a portion of indebtedness owed to the Company by Ivivi. The Company will need to obtain additional capital to continue to operate and grow its business, including the business of its subsidiaries, and its ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as its and its subsidiaries' business performance. In February 2005, the Company's subsidiary, Ivivi, filed a registration statement with the Securities and Exchange Commission related to the proposed initial public offering of Ivivi's common stock. There can be no assurance that the Company or Ivivi will be successful in their efforts to arrange additional financing, including through the proposed initial public offering of Ivivi's common stock, on terms satisfactory to the Company and/or Ivivi or at all.


Results of Operations
Quarter Ended December 31, 2004

Revenues

Revenues were $334,183 in 2004 as compared to $237,021 in 2003 representing an increase of $97,162 or 41%. Revenues from the Company's medical technology activities increased $75,123 and chemical revenues increased $22,039 in 2004 as compared to 2003. The increase in revenues from the Company's medical technology activities was due to higher rental revenues for Ivivi's medical products resulting from increased marketing and sales efforts. Chemical revenues increased due to new customers for the Company's water-based chemical products.


                                        7
Gross Profit

Gross profit of $164,781 in 2004 as compared to $110,596 in 2003 was $54,185 or 49% above the gross profit in 2003. Gross profit was 49% of revenues in 2004 as compared with 47% of revenues in 2003. The increase in gross profit margin was primarily due to the increase in rental revenues of the Company's medical device products already in stock thereby resulting in higher gross margins as well as the product mix of chemical products sold with a higher gross margin.

Operating (Loss)

Operating loss in 2004 was ($666,177) compared to ($77,063) in 2003. Selling, general and administrative expenses increased by $643,299 primarily due to the significant increase in personnel, marketing, research and development and overhead costs from the Company's Ivivi subsidiary.

Other Income (Expense)

Other expense in 2004 was ($54,922) as compared to other income of $3,770 in 2003. The increase in other expense was primarily due to the interest accrued on the convertible notes issued in the private placement offset by interest earned from amounts invested in money market funds.



Results of Operations
Nine Months Ended December 31, 2004

Revenues

Revenues were $987,166 as compared to $830,803 in 2003 representing an increase of $156,363 or 19%. Revenues from the Company's medical technology activities increased $164,585 offset by a decrease in chemical revenues of $8,221. The increase in revenues from the Company's medical technology activities was due to higher rental revenues for Ivivi's medical product resulting from increased marketing and sales efforts. Chemical revenues decreased due to reduced volume of orders from certain of the Company's chemical customers.


Gross Profit

Gross profit of $451,994 in 2004 as compared to $372,804 in 2003 was $79,190 or 21% higher than the gross profit in 2003. Gross profit was 46% of revenues in 2004 and 45% in 2003. The gross profit margin in 2004 was comparable to the gross profit margin in 2003.

Operating (Loss)

Operating loss was ($1,135,405) in 2004 compared to ($158,109) in 2003.
Selling, general and administrative expenses increased by $1,056,486 primarily due to the significant increase in personnel, marketing, research and development and overhead costs from the Company's Ivivi subsidiary.



                                      8
Other Income (Expense)

Other expense in 2004 was ($14,975) as compared to other income of $3,934 in 2003. The increase in other expense was primarily due to the interest accrued on the convertible notes issued in the private placement offset by interest received from amounts invested.


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

As of the end of the period covered by this Quarterly Report on Form 10-QSB, the Company carried out an evaluation, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this Quarterly Report on Form 10-QSB relates that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

In December 2004, the Company, together with one if its subsidiaries, Ivivi, completed a private placement pursuant to which they issued unsecured convertible notes in an aggregate principal amount of $3,637,500 and realized net proceeds of approximately $3,150,000 from the sale of the notes to institutional and accredited investors. The notes issued in the private placement are joint unsecured convertible notes of the Company and Ivivi and bear interest at an annual rate of 6%. Interest on the notes is payable quarterly in cash or shares of common stock of Ivivi, at the direction of the

                                     9
holder. The notes are due and payable at various times from July 2009 through December 2009, unless earlier converted. In February 2005, the Company and Ivivi issued an additional $2,450,000 principal amount of notes to institutional investors and realized net proceeds of approximately $2,165,000 from the sale of the notes, which have primarily the same terms as the notes issued in the December Private Placement. The notes issued in February are due and payable in February 2010, unless earlier converted.

The principal and accrued interest on the notes will either be: (i) convertible into the Company's common stock at $.29 per share or (ii) convertible into Ivivi's common stock at $8.30 per share. For each note in the principal amount of $100,000 issued in the private placements, one warrant for the purchase of up to 344,828 shares of the Company's common stock at $.41 per share (the "Company Warrant") and one warrant for the purchase of up to 12,048 shares of Ivivi's common stock at $5.70 per share (the "Ivivi Warrant") were issued.
Each of the Company Warrants and the Ivivi Warrants provides that in addition to paying the exercise price upon exercise of the warrant, the holder must surrender the non-exercised warrant relating to the other company(i.e., either the Company Warrant or the Ivivi Warrant, as the case may be).

Maxim Group, LLC, an NASD member firm ("Maxim Group"), acted as exclusive placement agent with respect to the private placements. In connection with the December Private Placement, Maxim Group received an aggregate of approximately $400,125 in commissions, fees and other expense reimbursements and received warrants for the purchase of: (i) 1,003,450 shares of Company common stock at an exercise price of $0.29 per share, (ii) 1,003,450 shares of Company common stock at an exercise price of $0.41 per share, (iii) 35,060 shares of Ivivi common stock at an exercise price of $8.30 per share and (iv) 35,060 shares' Ivivi common stock at an exercise price of $5.70 per share. In connection with the February 2005 private placement, Maxim Group received cash commissions, non accountable expense allowance and warrants for the initial $2,250,000 and received no cash commission, non-accountable expense allowance or warrants with respect to $200,000 received in such offering. In connection with the February private placement, Maxim Group received an aggregate of approximately $247,500 in commissions, fees and other expense reimbursements and received warrants for the purchase of: (i) 620,690 shares of Company common stock at an exercise price of $0.29 per share, (ii) 620,690 shares of Company common stock at an exercise price of $0.41 per share, (iii) 21,687 shares of Ivivi common stock at an exercise price of $8.30 per share and (iv) 21,687 shares of Ivivi common stock at an exercise price of $5.70 per share.

In addition, the Company issued 2,000,000 shares of its common stock to a consulting firm for $1,000 and consulting services.

The issuances of the securities in connection with these transactions were considered to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), in reliance on Section 4(2) of the Securities Act or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in these transactions. All recipients either received adequate information about the Company or had access to such information.
                                        10


ITEM 6. Exhibits

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

                                             By:\s\ Andre' DiMino
                                                    Andre' DiMino, Chief
Dated: Northvale, New Jersey                        Executive Officer and
       February 21, 2005                            Chief Financial Officer




























                                         11




Exhibit 31.1

Certification
Pursuant to Section 302 of the Sarbanes - Oxley Act of 2002

I, Andre' DiMino, certify that:

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

4. I am the registrant's only certifying officer and am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  February 21, 2005                       /s/ Andre' DiMino
                                                   Chief Executive Officer
                                                   and Chief Financial Officer

A signed original of this written statement required by Section 302 has been provided to ADM Tronics Unlimited, Inc. and will be retained by ADM Tronics Unlimited, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.





Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of ADM Tronics Unlimited, Inc. (the "Company") on Form 10-QSB for the period ended December 31, 2004 (the "Report"), filed with the Securities and Exchange Commission, Andre' DiMino, Chief Executive Officer and Chief Financial Officer, of the Company hereby certifies pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the consolidated financial condition of the Company as of the dates presented and the consolidated result of operations of the Company for the periods presented.

Date:  February 21, 2005                       /s/ Andre' DiMino
Chief Executive Officer and
Chief Financial Officer

The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code) and is not being filed as part of the Form 10-QSB or as a separate disclosure document.

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to ADM Tronics Unlimited, Inc. and will be retained by ADM Tronics Unlimited, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.