Form 10-K
period 2005-03-31
ADM TRONICS UNLIMITED INC/DE
filed 2005-07-14
CIK 849401

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2005
                                              --------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

                         Commission File Number 0-17629
                                                -------

                           ADM TRONICS UNLIMITED, INC.
                 (Name of Small Business Issuer in its Charter)

             Delaware                                     22-1896032
----------------------------------         -------------------------------------
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

                224-S Pegasus Avenue, Northvale, New Jersey 07647
                -------------------------------------------------
               (Address of Principal Executive Offices) (Zip Code)

                                 (201) 767-6040
                                 --------------
                           (Issuer's Telephone Number)

         Securities registered pursuant to Section 12 (b ) of the Act:

   Title of Each Class             Name of Each Exchange on which Registered
   -------------------             -----------------------------------------
         None                                      None

         Securities registered pursuant to Section 12 (g ) of the Act:

                         Common Stock, $.0005 par value
                         ------------------------------
                                (Title of Class)

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15 (d ) of the Exchange Act during the past 12 months ( or for such shorter period that the registrant was required to file such reports), and (2 ) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in the form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB. [X]

      The issuer's revenues for its most recent fiscal year were approximately $1,382,113.

      The aggregate market value of the issuer's common stock, par value $.0005 per share (the "Common Stock"), held by non-affiliates of the issuer as of June 29, 2005, based on the average of the closing bid and asked prices of $0.285, for such shares on such date, was approximately $7,200,000. For purposes of such calculation, shares of Common Stock held by each executive officer and director and by each person who owns more than 5% of the outstanding shares of Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

      The number of shares of the Common Stock outstanding as of June 29, 2005 was 53,882,037.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Not applicable.

      Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

FORWARD LOOKING STATEMENTS ..............................................    2

PART I ..................................................................    3

Description of Business .................................................    3

Description of Property .................................................   32

Legal Proceedings .......................................................   33

Submission of Matters to a Vote of Security Holders .....................   33

PART II .................................................................   34

Market For Common Equity and Related Stockholder Matters ................   34

Management's Discussion and Analysis or Plan of Operation ...............   35

Financial Statements ....................................................   38

Changes in and Disagreements with Accountants on Accounting and Financial
Disclosure ..............................................................   39

Controls and Procedures .................................................   39

Other Information .......................................................   39

PART III ................................................................   39

Directors, Executive Officers, Promoters and Control Persons; Compliance
With Section 16(a) of the Exchange Act ..................................   39

Executive Compensation ..................................................   41

Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters .............................................   41

Certain Relationships and Related Transactions ..........................   43

PART IV .................................................................   45

Exhibits ................................................................   45

Principal Accountant Fees and Services ..................................   47

                           FORWARD LOOKING STATEMENTS

         This Annual Report on Form 10-KSB contains various forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and information that is based on management's beliefs as well as assumptions made by and information currently available to management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. When used in this report, the words "anticipate," "believe," "estimate," "expect," "predict," "project" and similar expressions are intended to identify forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including the statements under "Risk Factors" set forth in "Item 1 - Description of Business" and the statements under "Critical Accounting Policies" set forth in "Item 6 - Management's Discussion and Analysis or Plan of Operation." Due to these uncertainties and risks, readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB.

         Unless otherwise indicated in this prospectus, references to "we," "us," "our" or the "Company" refer to ADM Tronics Unlimited, Inc. and its subsidiaries.

PART I

Item 1.   Description of Business

Company Overview

         ADM Tronics Unlimited, Inc. is a technology-based developer and manufacturer of diversified lines of products in the following three areas: (1) environmentally safe chemical products for industrial use, (2) therapeutic non-invasive electronic medical devices and (3) cosmetic and topical dermatological products. The Company currently derives most of its revenues from the development, manufacture and sale of chemical products, and, to a lesser extent, from its therapeutic non-invasive electronic medical devices and topical dermatological products.

         The Company is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. The Company's operations are conducted through the Company itself and its three subsidiaries, Ivivi Technologies, Inc. ("Ivivi"), Pegasus Laboratories, Inc. ("Pegasus") and Sonotron Medical Systems, Inc. ("SMI"). As of June 29, 2005, the Company owned approximately 68.5%, 100% and 88% of the outstanding capital stock of Ivivi, Pegasus and SMI, respectively.

Company Products

Chemical Products for Industrial Use

         The Company develops, manufactures and sells chemical products to industrial users. Such products consist primarily of the following:

         o        Water-based primers and adhesives;

         o        Water-based coatings and resins; and

         o        Water-based chemical additives.

         Water-based primers and adhesives are chemical compounds used to bind different plastic films, metal foils and papers. Examples are the binding of polyethylene to polyester, nylon, vinyl, aluminum, paper and cellophane. The Company's water-based primers and adhesives are similar in function to solvent-based primers that are widely used to bind plastic films, papers and foils. Solvent-based systems have come under criticism since they have been found to be highly pollutant, dangerous to health and generally caustic in nature. Based upon the Company's experience since 1969, including information furnished to the Company by certain of its customers, the Company believes that water-based systems have no known polluting effects and pose no known health hazards. There can, of course, be no assurance that any governmental restrictions will not be imposed on the Company's water-based products or that such products will be accepted as replacements for solvent based products.

         Coatings and resins for the printing industry are used to impart properties to the printed substrate. The Company's coatings and resins can be used to coat printed material for glossy or aesthetic appeal to make such material virtually impervious to certain types of grease and to impart other characteristics required or desired for various products and specifications.

         Certain of the Company's chemical additives are used to impart properties to inks and other chemical products used in the food packaging and printing industries. These additives are used for their ability to improve the performance of such products.

         None of the Company's chemical products are protected by patents, although the names of some of such products have been protected by trademarks. The Company does not believe that any such trademarks are material to its business. As of March 31, 2005, the dollar amount of backlog orders for the Company's chemical products believed by the Company to be firm, was not material.

Therapeutic Non-Invasive Medical Devices

Sonotron Technology

         SMI, a wholly-owned subsidiary of the Company, has developed a technology, known as the "Sonotron Technology," which is described in detail below, and has utilized the Sonotron Technology to develop medical devices to treat subjects suffering from the pain of inflammatory joint conditions. Although some of the devices utilizing this technology are commercially available for the treatment of animals, none of such devices have received clearance from the U.S. Food and Drug Administration (the "FDA") for human application in the United States.

         The late Dr. Alfonso Di Mino, founder of the Company, while employed by the Company, conceived and developed a technique pursuant to which a subject being treated is exposed to a corona discharge beam generated by combining audio and radio frequency waves (the "Sonotron Technology"). The Sonotron Technology is the subject of four United States patents (the "Sonotron Patents"), which expire in 2006, 2011, 2012 and 2016. Foreign patents relating to the Sonotron Technology have been issued in Brazil, Canada, France, Holland, Italy, Japan, Sweden, Switzerland, the United Kingdom and West Germany, which patents expire on various dates from 2007 through 2009.

         The Company believes that the Sonotron Technology can be utilized to reduce lameness in both thoroughbred and standard-bred horses. In this connection, the Company commissioned the School of Veterinary Medicine of the University of Wisconsin-Madison (the "SVM") to gather data which would confirm the effectiveness of the Sonotron Device on horses. In a report dated December 10, 1987, the SVM concluded that the evidence from its experiments indicated that treatment with a Sonotron Device designed for veterinary use had a significant effect in reducing the level of lameness in ponies which had arthritis experimentally induced and as the degree of arthritic changes increased, the reduction in lameness was more dramatic and became statistically more significant. The SVM further found that there is statistical evidence that the therapy had a beneficial effect on the level of joint motion in the arthritic ponies and resulted in reduced joint swelling in ponies with severe arthritis. A significant reduction occurred in the degree of joint changes seen radiographically in the ponies with severe arthritis and in the milder cases of arthritis treated with low doses of the therapy. The SVM further reported that there were significant reductions in the severity of the growth of pathological lesions seen in ponies with mild arthritis which received low doses of therapy and that a trend appears to exist toward seeing reduced severity of lesions in ponies which had a severe degree of arthritis and were treated with a Sonotron Device designed for veterinary use. No differences in the degree of histopathological changes were noted between the treated ponies and the untreated ponies with mild or severe arthritis. The SVM did not arrive at any conclusions with respect to whether treatment with a Sonotron Device designed for veterinary use has a beneficial effect upon chronic degenerative joint disease in a horse and whether such treatment will be effective upon naturally occurring cases of equine degenerative joint disease. The Company has conducted tests utilizing Sonotron Devices designed for veterinary use on several race horses and has obtained results substantially as those of SVM. Significant further testing will be required to determine whether or not the administration of the Sonotron Technology to race horses will support the establishment of a viable market.

         The Company granted to each of SMI and VET Sonotron Systems, Inc., a former majority-owned subsidiary of the Company ("VET"), a royalty-free, worldwide, exclusive, irrevocable license to the Sonotron Patents, the foreign patent applications and the Sonotron Technology. The license granted to SMI permits SMI to manufacture, to have manufactured and to sell apparatus utilizing the Sonotron Technology exclusively in connection with human medical applications thereof (the "SMI License"). The SMI License provides that future improvements or discoveries relating to the Sonotron Technology, if any, which are made by any officer or employee of the Company or any affiliates thereof, whether or not patentable, and applicable to human medical applications, are to be included in the SMI License. The license granted to VET is substantially identical in its terms to that of the SMI License, except that the use of the Sonotron Technology by VET is limited exclusively to veterinary applications. In 2003, all of the assets of VET, including such license, were transferred to SMI, and VET ceased operations and was abandoned by the Company in order to minimize the ongoing expense of maintaining the corporate entity and for other cost saving reasons.

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

         The Company intends to use data obtained from clinics utilizing the Sonotron Device as well as additional data it may obtain from others in the Company's FDA application, if filed. As of June 29, 2005, there were five Sonotrons in use by clinical investigators collecting data for submission to the FDA. The Company believes that sufficient data may be collected from these investigations to support a submission to the FDA; however, there can be no assurance that such data will be sufficient or if sufficient will result in the filing of an application with the FDA. There can be no assurance that the Company will obtain sufficient data in the foreseeable future, if at all, to file an FDA application for FDA clearance of the Sonotron Device for marketing in the United States for human application or that any data theretofore or thereafter obtained by the Company will be satisfactory or will be sufficient to support the Company's FDA application. The Company does not intend to make any material changes to the Sonotron Devices nor have any such changes been made since the completion of the research and development. In the event that Sonotron Devices cannot be marketed pursuant to FDA clearance and the data obtained by the Company are not favorable or, for any other reason, the Company's FDA application is not filed or, if filed, is not approved by the FDA, neither the Company nor SMI will be able to market the Sonotron Devices in the United States to others in connection with human applications, other than for research purposes. Under such circumstances, it is probable that the Sonotron Devices will not be able to be marketed with respect to human applications thereof in many foreign countries.

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

         In order to commercially exploit the NCCD Device, the Company must successfully conduct significant engineering and design work. Such work includes the design and manufacture of a pre-production model and the production of approximately 40 similar units for use in the proposed clinical studies. If the clinical studies establish the efficacy of the NCCD Device, the Company intends to seek FDA approval of the NCCD Device. The Company also plans to file applications for certain foreign and domestic patents in connection with the NCCD Device. There can be no assurance that any clinical studies of the NCCD Device will yield successful results or that FDA approval will be obtained. The Company believes that the cost of clinical studies and the engineering and design work will be approximately $2,000,000. Because the Company does not presently have sufficient funds to complete such tests and studies, the Company has sought and will continue to seek financing for such purposes. There can be no assurance that the Company will be able to obtain such financing on terms not unfavorable to the Company, if at all.

         As of March 31, 2005, the dollar amount of backlog orders for Sonotron Devices was not material.

SofPulseTM

         Ivivi, a majority-owned subsidiary of the Company, focuses on designing and commercializing its proprietary electrotherapeutic technologies and products for the non-invasive treatment of a wide array of acute and chronic disorders of soft tissue. Its most advanced proprietary products utilize pulsed electromagnetic field, or PEMF, technology to induce small electrical currents in soft tissue to stimulate a therapeutic physiological response in the target area. Ivivi is currently utilizing PEMF technology, through its patented SofPulse device line of products, for the treatment of edema (swelling) and pain in soft tissue.

         Ivivi was incorporated in March 1989 under the name AA Northvale Medical Associates, Inc. as a majority-owned subsidiary of the Company. From March 1989 until August 1998, Ivivi had very limited operations, which included the operation of medical clinics for conducting clinical studies on certain products of the Company. In August 1998, the Company purchased certain assets from Electropharmacology, Inc. ("EPI") that were then used by EPI in connection with the SofPulse device business, including the right to use the EPI patents, and immediately transferred all of those assets to Ivivi. The assets included all of EPI's rights, title and interest in the SofPulse device business as well as certain rights related to three patents related to the SofPulse device that were issued in 1994, 1996 and 1998. In January 2000, Ivivi acquired all of the rights to the EPI patents. While Ivivi has conducted development and sales and marketing activities, it has generated limited revenues and have incurred significant losses to date.

         The SofPulse device has been cleared by the FDA for the treatment of pain and edema in soft tissue. The SofPulse device can be used for the treatment of chronic wounds, as well as for post-surgical treatments, including following plastic and reconstructive surgery. In July 2004, the Center for Medicare and Medicaid Services (formerly the Health Care Financing Administration), or CMS, issued a National Coverage Determination, or NCD, requiring reimbursement by Medicare for the use of electromagnetic therapy for the treatment of chronic wounds.

         The SofPulse device consists of the following two components:

         o        a PEMF signal generator; and

         o        an applicator that is placed over the area to be treated.

The signal generator produces a specific electromagnetic signal that is pulsed through a cable and into the applicator, which functions as a broadcast antenna. Without touching the skin, the applicator transmits the electromagnetic signal into the desired area, penetrating medical dressings, casts, coverings, clothing and virtually all other non-metal materials. This process allows the SofPulse device to be used immediately following acute injury, trauma and surgical wounds, as well as in chronic conditions, unimpeded by standard clinical practices and more importantly, requiring no alteration of those practices to accommodate the therapy provided by the SofPulse device. The SofPulse device has been used in over 600,000 treatments by healthcare professionals on medical conditions, such as:

         o        acute or chronic wounds, including post-surgical wounds;

         o        edema and pain following  reconstructive  and plastic surgery;
                  and

         o        pain  associated  with  the  inflammatory   phase  of  chronic
                  conditions.

For such purpose, the Company regards each 15-minute application of the SofPulse device on a target area of a patient as one treatment.

         The Company has included the SofPulse device, which consists of a PEMF signal generator and an applicator that is placed over the area to be treated, in each of the following products:

         o SofPulse I. The first generation of the SofPulse device that consists of a unit that houses the PEMF signal generator and a swing arm that positions the applicator over the target area. The unit is self-contained, and is supplied with a portable cart and swing arm assembly that enables it to be transported easily. Both the generator and the applicator easily disengage from the cart and arm for situations where space is limited or where the patient is in an awkward position.

         o SofPulse II. The SofPulse II is a smaller and lighter version of the swing arm applicator used in the first generation of the SofPulse device, eliminating the need for the swing arm. This version is a comfortable, flexible ring, ranging in diameter from four to ten inches, and weighing only ounces, that plugs in to the same signal generator used in the Company's first generation of SofPulse device.

         o Podiatric Boot. The Podiatric Boot utilizes an applicator that is ergonomically designed to position around the foot and lower calf and plugs into the same signal generator used in the Company's first generation of SofPulse device.

         o Compression Garments. The Company has developed a battery-operated, disposable version of the SofPulse device that weighs ounces and can be incorporated into or onto post surgical compression garments, including garments that are placed on virtually all plastic surgery patients immediately following surgery. These "smart" compression garments will be activated at the time the garments are placed on the patient. This new technology will cycle on and off automatically throughout the day for up to 30 days. The Company expects that this product will be sold, and not rented to physicians and patients.

         The Company is considering additional applications of the SofPulse device, as well as developing other products using PEMF. For example, the Company is currently researching and clinically testing potential applications of the PEMF technology for therapeutic angiogenisis (the regeneration of new blood vessels) and vascularization (the creation of new blood vessels) for use in circulatory and cardiac impairment conditions as well as for proliferation of implanted stem cells. The Company is also exploring the possibility of utilizing PEMF technology in an over-the-counter application for pain and edema to compete as a non-invasive, non-pharmacological alternative to other pain treatments, such as acetaminophen, without any of the potential known side-effects or complications that are associated with such products. The Company's ability to successfully expand the use of the SofPulse device for these applications will depend on a number of risks, including:

         o        establishing the efficacy of such applications;

         o obtaining regulatory approval or clearance as needed for the use of the Company's technology for these applications;

         o developing and commercializing new products utilizing the Company's technology for these applications; and

         o        establishing   market  acceptance  and  reimbursement  of  its
                  products for these uses.

Aurex-3

         Dr. Di Mino developed an electronic device (the "Aurex-3") for the treatment of Tinnitus. Tinnitus is a human medical condition which manifests itself in a constant and annoying ringing in the ears. The Aurex-3 uses a probe that transmits a vibratory and audio signal. In February 1997, Dr. Di Mino filed a patent application for a United States patent with respect to the Tinnitus Device. Dr. Di Mino advised the Company that any patents issued to him in connection with the Tinnitus Device will be assigned to the Company. Although significant testing of the Aurex-3 has not been conducted, pre-production and production prototypes were built and testing and marketing strategies have been developed. In May 1998, a 510-K Pre-market Notification ("PMN") was filed by the Company with the FDA. In August 1998, the United States Patent and Trademark Office issued a patent with respect to the Aurex-3 and the FDA notified the Company that the PMN was accepted. Accordingly, the Company may market the product in the United States for its intended indication, "[t]he treatment and control of tinnitus." From August 1998 to November 1999, the Company finalized manufacturing plans for the Aurex-3. In July 1999 the Company began taking advance orders for Aurex-3 units from distributors and patients and began to deliver the units in November 1999. Sales of the Aurex-3 have not been material. There can be no assurance that the Company will receive significant orders for the Aurex-3 or, if such orders are received, that the Company will be able to manufacture the Aurex-3 in sufficient quantities.

         At the end of December 1999, six Aurex-3 devices were made available to the Dutch Commission on Tinnitus & Hyperacusis by a third party. On December 24, 1999, six participants were examined by the Dutch Commission for their tinnitus and trained in the use of the Aurex-3 by an audiologist and adviser of the group. After a six-week trial period with six participants, during which one participant reported a worsening of tinnitus, the Dutch Commission concluded that no positive results could be reported. Although the Dutch Commission tentatively concluded that the Aurex-3 seldom or never has a positive effect on tinnitus, especially on high frequency tinnitus, it did not exclude the possibility that application of the Aurex-3 on patients with a low tone tinnitus might show better results.

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

Cosmetic and Topical Products

         The Company, through its subsidiary, Pegasus, has developed several cosmetic and topical products. The Company has not realized any significant revenues from such products and there can be no assurance that any such products will account for significant revenues or any profits in the future.

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

Customers

         During the Company's fiscal years ended March 31, 2005, 2004 and 2003, sales of chemical products accounted for approximately 68%, 80% and 80% of the Company's operating revenues, respectively; sales and/or rentals of medical device products accounted for approximately 32%, 20% and 20% of the Company's operating revenues, respectively; and sales of our cosmetic and topical dermatological products were not material. No contract exists with any of the Company's customers that would obligate any customer to continue to purchase and/or rent products from the Company.

         During the fiscal year ended March 31, 2005, two customers each accounted for approximately 8% of the Company's net sales of chemical products. The termination of business relations with any of the Company's significant chemical customers would have a material adverse effect on the Company's business and the financial condition of the Company.

         During the fiscal year ended March 31, 2005, although sales and/or rentals of Sonotron devices and SofPulse devices were not significant, one customer accounted for approximately 85% of sales of the Sonotron devices and one customer accounted for approximately 34% of sales and/or rentals of SofPulse devices. Because the Company is seeking to increase future sales and/or rentals to those customers, the termination of business relations with those customers could have a material adverse effect on the Company's future business and financial condition.

Marketing and Distribution

         A majority of the Company's chemical product sales are distributed to customers directly from the Company's headquarters. Customers place purchase orders with the Company and chemical products are then shipped via common carrier truck delivery on an "FOB shipping point" basis. A portion of the sales are accomplished through distributors who place purchase orders with the Company for certain quantities of the Company's chemical products which are shipped by common carrier to their respective warehouses. These stocking distributors then ship product to the ultimate customer via common carrier from their inventory of the Company's chemical products.

         In April 2003, SMI entered into a distribution agreement with THM Group, LLC ("THM") with respect to the distribution and sale by THM of the veterinary Sonotron Device for the treatment of animals. Pursuant to the agreement THM was granted an exclusive territory comprising North America and Europe for a term of three years conditioned upon THM arranging for the purchase of certain minimum quantities of product from SMI on an annual basis. In April 2005, SMI terminated the agreement with THM due to THM's failure to arrange for the minimum purchases required thereby.

         Ivivi is currently marketing and generating revenues in the wound care and plastic surgery markets. In order to facilitate the marketing of its products, it has developed and intends to further develop relationships with sales and distribution companies currently operating in these markets. In the wound care market, it is focusing its marketing efforts on the long-term acute care hospitals because of the high concentration of wound care patients and fixed reimbursements from Medicare. In the plastic surgery market, it is currently focusing its efforts on surgical procedures requiring compression garments, by establishing relationships with garment manufacturers and their principle distributors. Ivivi also intends to pursue additional markets and applications, assuming it obtains FDA approval, such as angiogenesis and vascularization for the treatment of certain circulatory impairment conditions and pain relief. As Ivivi develops additional products and technologies, it intends to develop the distribution arrangements for this market in concert with overall regulatory and marketing approaches.

         Ivivi is currently a party to, and intends to continue to seek, collaborative and strategic agreements to assist it in the marketing of its products. Ivivi has engaged third-party distributors to market its products in the United States and intends to engage additional distributors and sales organizations to expand the scope of its markets nationally and internationally, with an initial international focus in Western Europe. Ivivi has granted these distributors the exclusive right to distribute its SofPulse device products to long-term acute care hospitals, acute care facilities, rehabilitation/wound centers, nursing homes and skilled nursing facilities. Additionally, Ivivi has contracted with one distributor to help it penetrate the home health care market. Ivivi intends to continue to seek similar agreements with strategic partners to establish new marketing and distribution channels for SofPulse as well as its next generation products.

         On  April  1,  2005,  Ivivi  entered  into an  agreement  (the  "Global
Agreement") with Global Medical, L.L.C. ("Global") pursuant to which Global shall provide to Ivivi certain managerial services (the "Services") with respect to the medical devices and products manufactured, distributed, sold or rented by Ivivi (the "Ivivi Products"). The term of the Global Agreement is two years commencing on April 1, 2005, which term shall renew for successive one-year terms if mutually agreed in writing by the parties.

         The Services to be provided under the Global Agreement include, among others, marketing and promotion of the Ivivi Products; management and support of Ivivi's outside sales force; customer service and support; warehousing, packaging, shipment, delivery, distribution and tracking of the Ivivi Products; biomedical service, preventative maintenance and other repair/refurbishment of the Ivivi Products; invoicing and collections; training of customers, caregivers and distributors and other outside sales personnel; tracking of trial evaluations and demonstrations of the Ivivi Products; and data-gathering and reporting for regulatory compliance purposes. Under the terms of the Global Agreement, as compensation for the Services, Ivivi shall pay Global: (i) $45,000 each month during the term of the Global Agreement (prorated for each partial calendar month during the term of the Global Agreement); and (ii) an amount equal to 18% of the aggregate amount invoiced by Global (net of taxes, returns and adjustments) on behalf of and in the name of Ivivi, for the sale or rental of Ivivi Products during the preceding month ("Percentage Payments"); provided, however, that if any additional personnel (beyond the amount designated in the Global Agreement) hired to perform the Services becomes an employee of Ivivi, the amount of the Percentage Payments with respect to invoices from accounts within territories covered by such additional personnel shall be reduced to 5%.

         Subject to the terms and conditions of the Global Agreement, during the two-year period commencing on October 1, 2005 and ending on October 1,2007, Ivivi shall have the right (but not the obligation) to purchase some or all of the assets of Global that are utilized in the performance of the Services (the "Acquisition") in exchange for: (i) Ivivi's assumption of the on-going salary obligations (exclusive of previously granted but not yet paid bonuses or other incentive compensation) of the Global personnel performing the Services who will thereafter become employees of Ivivi; and (ii) Ivivi's grant to Global of equity securities of Ivivi. Under the terms of the Global Agreement, if Ivivi exercises its right with respect to the Acquisition pursuant to the terms and conditions thereof, Ivivi and Global shall use their good faith best efforts to consummate the Acquisition in a timely fashion.

         In April 2004, the Company signed an agreement with Carepoint Group of the United Kingdom ("Carepoint") granting Carepoint exclusive, worldwide rights to manufacture and distribute the Aurex-3, for the treatment and control of tinnitus. The agreement provides that Carepoint will manufacture a redesigned version of the device and market it throughout the world. Carepoint is required to pay royalties to the Company on revenues generated pursuant to the agreement. The Company retains manufacturing and distribution rights for the new version of the device for the United States. There can be no assurance that Carepoint and/or the Company will successfully distribute the new version of the device or generate meaningful revenues pursuant to the agreement.

Manufacturer and Suppliers

         Manufacturer

         The Company manufactures its chemical products and SMI's and Ivivi's medical device products at its facilities located in Northvale, New Jersey.

         The Company, Ivivi and SMI are parties to a manufacturing agreement, pursuant to which the Company serves as the exclusive manufacturer of all current and future medical, non-medical electronic and other devices or products to be produced by such subsidiaries. Pursuant to the terms of the manufacturing agreement, for each product that the Company manufactures for a subsidiary, the subsidiary pays the Company an amount equal to 120% of the sum of (i) the actual, invoiced cost for raw materials, parts, components or other physical items that are used in the manufacture of the product and actually purchased for the subsidiary by the Company, if any, plus (ii) a labor charge based on the Company's standard hourly manufacturing labor rate. The subsidiaries generally purchase and provide the Company with all of the raw materials, parts and components necessary to manufacture their respective products and, as a result, the manufacturing fee paid to the Company is generally 120% of the labor rate charged by the Company.

         The Company warrants the products it manufactures for its subsidiaries against defects in material and workmanship for a period of 90 days after the completion of manufacture. After such 90-day period, the Company has agreed to provide repair services for the products to the subsidiary at its customary hourly repair rate plus the cost of any parts, components or items necessary to repair the products unless the subsidiary provides such parts, components or items to the Company.

         Under the manufacturing agreement, all inventions, patentable or otherwise, trade secrets, discoveries, ideas, writings, technology, know-how, improvements or other advances or findings relating to the subsidiaries' products and technologies shall be and become the exclusive proprietary and confidential information of such subsidiary or any person to whom such subsidiary may have assigned rights therein. The Company has no rights in any such proprietary or confidential information and is prohibited from using or disclosing any of such proprietary or confidential information for its own benefit or purposes, or for the benefit or purpose of any other person other than the subsidiary without such subsidiary's prior written consent. The Company has also agreed to cooperate with each subsidiary in securing for it any patents, copyrights, trademarks or the like which it may seek to obtain in connection therewith. If the Company breaches any of the confidentiality agreements contained in the manufacturing agreement, or if these agreements are not sufficient to protect a subsidiary's technology or are found to be unenforceable, the subsidiary's competitors could acquire and use information that it considers to be our trade secrets and the subsidiary may not be able to compete effectively.

         Since the Company is the exclusive manufacturer of all of the subsidiaries' current and future products under the manufacturing agreement, if the operations of the Company are interrupted or if orders or orders of other customers of the Company exceed the manufacturing capabilities of the Company, the Company may not be able to deliver products on time and the subsidiaries may not be able to deliver their respective products to their respective customers on time. Under the terms of the manufacturing agreement, if the Company is unable to perform its obligations thereunder or is otherwise in breach of any provision thereof, the subsidiaries have the right, without penalty, to engage third parties to manufacture some or all of their products. In addition, if a subsidiary elects to utilize a third-party manufacturer to supplement the manufacturing being completed by the Company, such subsidiary has the right to require the Company to accept delivery of the products from these third-party manufacturers, finalize the manufacture of the products to the extent necessary for such subsidiary to comply with FDA regulations and ensure that the design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process have been met.

         As the exclusive manufacturer of the medical devices of its subsidiaries, the Company is required to comply with QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process. In addition, the Company's manufacturing facility is required to be registered as a medical device manufacturing site with the FDA and is subject to inspection by the FDA. The Company has been registered by the FDA as a Registered Medical Device Establishment since 1988 allowing it to manufacture medical devices in accordance with procedures outlined in FDA regulations, which include quality control and related activities. Such registration is renewable annually and although the Company does not believe that the registration will fail to be renewed by the FDA, there can be no assurance of such renewal. The failure of the Company to obtain any annual renewal would have a material adverse effect on its subsidiaries if they were not able to secure another manufacturer of their products.

         Suppliers

         The Company purchases the raw materials used in the manufacture of its chemical products from numerous sources. The Company believes that all necessary raw materials for its chemical products are readily available and will continue to be so in the foreseeable future. The Company has never had, nor does it anticipate experiencing, any shortages of such materials. The raw materials for chemical products consist primarily of water, resins, elastomers and catalysts. The Company generally maintains sufficient quantities of inventories of its chemical products to meet customer demands. When orders are received by the Company for its chemical products, the Company's customers require immediate shipment thereof. Accordingly, in order to satisfy its customers' needs, the Company has maintained an inventory ranging, in dollar amounts, from 15% to 30% of sales of chemical products in the form of either raw materials or finished goods.

         Ivivi and SMI purchase and provide the Company with the raw materials, parts, components and other items that are required to manufacture their respective products. Such subsidiaries rely on a single or limited number of suppliers for such raw materials, parts, components and other items. Although there are many suppliers for each of these raw materials, parts, components and other items, the subsidiaries are dependent on a limited number of suppliers for many of the significant raw materials and components. Neither Ivivi nor SMI have any long-term or exclusive purchase commitments with any of its suppliers. Their failure to maintain existing relationships with their respective suppliers or to establish new relationships in the future could also negatively affect their ability to obtain raw materials and components used in their products in a timely manner. If either Ivivi or SMI is unable to obtain ample supply of product from its existing suppliers or alternative sources of supply, it may be unable to satisfy customers' orders which could reduce its revenues and adversely affect its relationship with its customers.

Research and Development

         During the Company's fiscal years ended March 31, 2005 and 2004, the Company made no material expenditures with respect to company-sponsored research and development activities relating to its chemical business other than a portion of the regular salaries of its executive officers which may be allocated thereto. During such fiscal years, the Company did not expend any funds on customer-sponsored research and development activities with respect thereto.

         During the Company's fiscal years ended March 31, 2005 and 2004, other than the regular compensation paid by the Company to its executive officers, the Company did not spend any appreciable amounts on testing, application, clinical studies and company-sponsored research and development activities in connection with the Sonotron Technology and other activities determined in accordance with generally accepted accounting principles. During each of such years no material amounts were spent on customer-sponsored research and development activities relating to the development of new products, services or techniques or the improvement of any of the foregoing.

         Ivivi's research and development efforts continue on several fronts directly related to the SofPulse technology, including its expansion into the angiogenesis and vascularization market, as well as new technologies and products. Following the development of new technologies and products by Ivivi, Ivivi may enter into joint ventures, license agreements or other relationships with third-parties to commercialize such technologies and products. Ivivi's research and development expenditures (excluding consulting fees and portions of salaries related to research and development) were approximately $400,513 and $0 for the fiscal years ended March 31, 2005 and 2004, respectively.

         Ivivi is currently a party to two sponsored research agreements with Montefiore Medical Center pursuant to which Ivivi funds research in the fields of pulsed magnetic frequencies and neurosurgery, each under the supervision of a principal investigator who is affiliated with Montefiore Medical Center. Ivivi's sponsored research agreement pursuant to which it funds research in the field of pulsed magnetic frequencies under the supervision of Berish Strauch, M.D., of Montefiore Medical Center's Department of Plastic Surgery, commenced on October 17, 2004 and expires on December 31, 2009, subject to renewal in one-year increments by mutual agreement. The sponsored research agreement pursuant to which Ivivi funds the research in the field of neurosurgery under the supervision of Diana Casper, Ph.D., of Montefiore Medical Center's Department of Neurosurgery, commenced on September 24, 2004 and expires on September 24, 2005. Ivivi's sponsored research agreements provided for total payments to be made to Montefiore Medical Center of $524,435, payable at various times from September 2004 through April 2005. The amounts owed to Montefiore Medical Center have been paid in full.

         Under each sponsored research agreement, Montefiore Medical Center is required to use its reasonable efforts to complete the applicable research project that is directed and controlled by the principal investigator, subject to informal consultation with Ivivi's technical representative, Arthur A. Pilla, Ph.D. Under each agreement, Montefiore Medical Center is required to promptly disclose any discovery or invention made by it, the principal investigator or any other personnel in the performance of the research project, and title to any and all of such discoveries or inventions and all other intellectual property rights developed that relate to any of Ivivi's products will be Ivivi's sole and exclusive property. Ivivi also has the first option to obtain a worldwide royalty bearing license to all other inventions not owned by Ivivi that are conceived or made during the performance of the research project. Although Montefiore Medical Center and its employees have sole ownership of any copyrighted or copyrightable works (including reports and publications) that are created by them in the performance of the research project, Ivivi has an irrevocable royalty-free, nontransferable, non-exclusive right to copy and distribute research reports furnished to Ivivi under each agreement and to prepare, copy and distribute derivative works based on these research reports. Further, subject to certain limited exceptions, each of Montefiore Medical Center, the principal investigator and us are required to keep all confidential information of the other party in strict confidence for a period of five years after the end of the term of each agreement.

         In June 2005, Diana Casper, Ph.D. received notification that an R-22, a two-year grant in the amount of approximately $270,000, was approved by the National Institute of Health, for the purpose of further studying the effect of Ivivi's technology on enhancing survival of brain cells, (i.e. neurons as basic science research for developing treatments for various human neurological disorders).

Competition

         The Company's chemical business is highly competitive and substantially all of the Company's competitors possess greater experience, financial resources, operating history and marketing capabilities than does the Company. Although the Company does not believe that there are one or more dominant competitors in such industry, there can be no assurance that the Company will be able to effectively compete with any or all of its competitors on the basis of price, service or otherwise. Competitors may be better able to withstand a change in conditions within the chemical products industry and throughout the economy as a whole. In addition, current and anticipated future consolidation among our competitors and customers may cause the Company to lose market share as well as put downward pressure on pricing. Furthermore, there is a trend in the chemical industry toward relocation of manufacturing facilities to lower-cost regions such as Asia. Such relocation may permit some of the Company's competitors to lower their costs and improve their competitive position. If the Company does not compete successfully, its business, operating margins, financial condition, cash flows and profitability could be adversely affected.

         The Company's results of operations depend, in part, on its ability to expand its chemical product offerings. The Company is committed to remaining a competitive producer and believes that its portfolio of new or re-engineered products is strong. However, the Company may not be able to continue to develop new products, re-engineer our existing products successfully or bring them to market in a timely manner. While the Company believes that the products, pricing and services it offers customers are competitive, it may not be able to continue to attract and retain customers to which to sell its chemical products.

         The manufacture, distribution and sale of medical devices and equipment designed to relieve swelling and pain or to treat chronic wounds is highly competitive and substantially many of the Company's competitors possess greater experience, financial resources, operating history and marketing capabilities than the Company. For example, Diapulse Corporation of America, Inc. manufactures and markets devices that are deemed by the FDA to be substantially equivalent to SofPulse, Regenesis Biomedical, Inc., manufactures and markets a device that is similar to the Company's first generation SofPulse device, and KCI Concepts, Inc., manufactures and markets negative pressure wound therapy devices in the wound care market. A number of other manufacturers, both domestic and foreign, and distributors market shortwave diathermy devices that produce deep tissue heat and that may be used for the treatment of certain of the medical conditions in which the SofPulse is also indicated. In addition, SofPulse may be deemed to be competitive with pain relief drugs as well as pain relief medical devices. The Company also faces competition from companies that have developed other forms of treatment, such as hyperbaric oxygen chambers, thermal therapies and hydrotherapy. Other companies with substantially larger expertise and resources than the Company's may develop or market new products that directly compete with SofPulse or other products or technologies developed by the Company. In addition, other forms of treatment that compete with the Company's technologies and products may achieve more rapid acceptance in the medical community.

         In addition, several other companies manufacture medical devices based on the principle of electrotherapeutic technologies for applications in bone healing and spinal fusion, and may adapt their technologies or products to compete directly with the Company. The Company is also aware of other companies that manufacture and market devices in the same target markets as the Company does. Certain of these companies have significant product sales and have greater financial, technical, personnel and other resources than the Company. Also, universities and research organizations may actively engage in research and development to develop technologies or products that will compete with the Company's technologies and products. Barriers to entry in the Company's industry include (i) a large investment in research and development; (ii) numerous costly and time-consuming regulatory hurdles to overcome before any products can be marketed and sold; (iii) high costs for marketing and for building an effective distribution network; and (iv) the ability to obtain financing during the entire start up period.

         The medical products market is characterized by rapidly changing technology that may result in product obsolescence or short product life cycles. The Company's ability to compete will be dependent on the Company's ability to continually enhance and improve its products and to develop successfully or acquire and market new products. There can be no assurance that the Company will be able to compete successfully, that competitors will not develop technologies or products that render the Company's medical device products obsolete or less marketable or that the Company will be able to enhance successfully its existing products or develop or acquire new products. Furthermore, there can be no assurance that other technologies or products that are functionally similar to those of the Company are not currently under development.

Government Regulation

         Several of the Company's products are medical devices subject to extensive and rigorous regulation by the FDA, as well as other regulatory bodies. The FDA regulations govern the following activities that the Company performs and will continue to perform to help ensure that medical products distributed worldwide are safe and effective for their intended uses:

         o    product design and development;

         o    product testing;

         o    product manufacturing;

         o    product safety;

         o    product labeling;

         o    product storage;

         o    record keeping;

         o    pre-market clearance or approval;

         o    advertising and promotion;

         o    production; and

         o    product sales and distribution.

         FDA's Pre-market Clearance and Approval Requirements

         Unless an exemption applies, each medical device the Company wishes to commercially distribute in the United States will require either prior 510(k) pre-market notification ("PMN") clearance or pre-market approval ("PMA") from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risks are placed in either class I or II, which requires the manufacturer to submit to the FDA a PMN requesting permission to commercially distribute the device. This process is generally known as 510(k) clearance. Some low risk devices are exempt from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in class III, requiring pre-market approval.

         510(k) Clearance Pathway

         When a 510(k) clearance is required, the Company must submit a PMN demonstrating that its proposed device is substantially equivalent to a previously cleared 510(k) device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not yet called for the submission of PMA applications. By regulation, the FDA is required to clear or deny a PMN within 90 days of submission of the application. As a practical matter, clearance often takes significantly longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. On January 17, 1991, EPI received FDA clearance for commercial marketing of the SofPulse device for the treatment of pain and edema in soft tissue pursuant to a 510(k) PMN. In 1999, the Company received FDA clearance for the commercial marketing of the Aurex-3 pursuant to a 510(k) PMN.

         Pre-market Approval Pathway

         A PMA application must be submitted to the FDA if the device cannot be cleared through the 510(k) process. The process of submitting a satisfactory PMA application is significantly more expensive, complex and time consuming than the process of establishing "substantial equivalence" to a device marketed prior to 1976 pursuant to a PMN and requires extensive research and clinical studies. A PMA application must be supported by extensive data, including, but not limited to, technical, preclinical, clinical trials, manufacturing and labeling to demonstrate to the FDA's satisfaction the safety and effectiveness of the device. Upon completion of these tasks, an applicant is required to submit to the FDA all relevant clinical, animal testing, manufacturing, laboratory specifications and other information. If accepted for filing, the application is further reviewed by the FDA and subsequently may be reviewed by an FDA scientific advisory panel comprised of physicians, statisticians and other qualified personnel. A public meeting may be held before the advisory panel in which the PMA application is reviewed and discussed. Upon completion of such process, the advisory panel issues a favorable or unfavorable recommendation to the FDA or recommends approval with conditions. The FDA is not bound by the opinion of the advisory panel. The FDA may conduct an inspection to determine whether the applicant conforms with CGMP guidelines. If the FDA's evaluation is favorable, the FDA will subsequently publish a letter approving the PMA application for the device for a mutually agreed upon indication of use. Interested parties can file comments on the order and seek further FDA review. The PMA process may take several years and no assurance can be given concerning the ultimate outcome of PMA applications submitted by an applicant.

         In March 1989, in response to a PMN filed by the Company with the FDA, the FDA notified the Company that the then current model of the Sonotron Device, under the FDA's standards, was not substantially equivalent to certain medical devices marketed in interstate commerce prior to May 28, 1976. In March 1991, a further PMN was filed with the FDA on behalf of the Company with respect to the then current model of the Sonotron Device which was subsequently voluntarily withdrawn by the Company. The FDA advised the Company that its determination with respect to the initial PMN was based upon (a) the new intended use of applying superficial heat at non-therapeutic temperatures for the treatment of osteoarthritis, and (b) new types of safety and effectiveness questions that are raised by the new technological characteristics of the Sonotron Devices when compared to certain devices marketed before May 28, 1976. In the event that Sonotron Devices cannot be marketed pursuant to a PMN, before Sonotron Devices can be marketed in the United States, the Company would be required to obtain a PMA before the Sonotron Devices can be marketed in the United States for commercial distribution in connection with human applications. There can be no assurance that any approval can be obtained from the FDA in the foreseeable future, if at all.

         In January 1991, the FDA advised EPI of its determination to treat the MRT100, the first model of the SofPulse device, as a class III device. The FDA retains the right to require the manufacturers of certain Class III medical devices to submit a PMA application in order to sell such devices or to promote such devices for specific indications. To date, the Company has not been asked by the FDA to seek pre-market approval for the SofPulse device; however, there can be no assurance that the Company will not be required to do so and that, if required, the Company will be able to comply with such requirement for the SofPulse device.

         Pervasive and Continuing Regulation

         After  a  device  is  placed  on  the   market,   numerous   regulatory
requirements apply. These include:

         o quality system regulations, or QSR, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process;

         o labeling regulations and FDA prohibitions against the promotion of products for uncleared, unapproved or "off-label" uses;

         o medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur; and

         o post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device.

         The FDA has broad post-market and regulatory enforcement powers. The Company is subject to unannounced inspections by the FDA to determine its compliance with the QSR and other regulations, and these inspections may include the Company's manufacturing facilities, or any other manufacturing subcontractors that the Company may engage. The Company has been registered by the FDA as a Registered Medical Device Establishment allowing it to manufacture medical devices in accordance with procedures outlined in FDA regulations which include quality control and related activities. Such registration is renewable annually and although the Company does not believe that the registration will fail to be renewed by the FDA, there can be no assurance of such renewal. The failure of the Company to obtain any annual renewal would have a material adverse effect on it.

         Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA, which may include any of the following sanctions:

         o        fines, injunctions, consent decrees and civil penalties;

         o        recall or seizure of the Company's products;

         o operating restrictions, partial suspension or total shutdown of production;

         o refusing the Company's requests for 510(k) clearance or pre-market approval of new products or new intended uses;

         o withdrawing 510(k) clearance or pre-market approvals that are already granted; and

         o        criminal prosecution.

         The FDA also has the authority to require us to repair, replace or refund the cost of any medical device that has been manufactured for us or distributed by the Company. If any of these events were to occur, they could have a material adverse effect on the Company's business.

         The Company is also subject to a wide range of federal, state and local laws and regulations, including those related to the environment, health and safety, land use and quality assurance. The Company believes that it is in compliance with these laws and regulations as currently in effect, and its compliance with such laws will not have a material adverse effect on the Company's capital expenditures, earnings and competitive and financial position.

         International Regulations

         International sales of medical devices are subject to foreign governmental regulations, which vary substantially from country to country. The time required to obtain clearance or approval by a foreign country may be longer or shorter than that required for FDA clearance or approval, and the requirements may be different. There can be no assurance that the Company will be successful in obtaining or maintaining necessary approvals to market its products in certain foreign markets, or obtain such approvals for additional products that may be developed or acquired by the Company.

         The primary regulatory environment in Europe is that of the European Union, which consists of 25 countries encompassing most of the major countries in Europe. Three member states of the European Free Trade Association have voluntarily adopted laws and regulations that mirror those of the European Union with respect to medical devices. Other countries, such as Switzerland, have entered into Mutual Recognition Agreements and allow the marketing of medical devices that meet European Union requirements.

         The European Union has adopted numerous directives and European Standardization Committees have promulgated voluntary standards regulating the design, manufacture, clinical trials, labeling and adverse event reporting for medical devices. Devices that comply with the requirements of a relevant directive will be entitled to bear a CE conformity marking (which stands for Conformite Europeenne), indicating that the device conforms with the essential requirements of the applicable directives and, accordingly, can be commercially distributed throughout the member states of the European Union, the member states of the European Free Trade Association and countries which have entered into a Mutual Recognition Agreement. The method of assessing conformity varies depending on the type and class of the product, but normally involves a combination of self-assessment by the manufacturer of the product and a third-party assessment by a Notified Body, an independent and neutral institution appointed by a country to conduct the conformity assessment. This third-party assessment may consist of an audit of the manufacturer's quality system and specific testing of the manufacturer's device. An assessment by a Notified Body in one member state of the European Union, the European Free Trade Association or one country which has entered into a Mutual Recognition Agreement is required in order for a manufacturer to commercially distribute the product throughout these countries. ISO 9001 and ISO 13845 certification are voluntary harmonized standards. Compliance establishes the presumption of conformity with the essential requirements for a CE Marking.

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

         The SofPulse Device is rented principally to nursing homes and extended care facilities that receive payment coverage for products and services they utilize from various public and private third-party payors, including the Medicare program and private insurance plans. As a result, the demand and payment for the Company's products are dependent, in part, on the reimbursement policies of these payors. The manner in which reimbursement is sought and obtained for any of the Company's medical device products varies based upon the type of payor involved and the setting to which the product is furnished and in which it is utilized by patients.

         The Company cannot determine the effect of changes in the healthcare system or method of reimbursement for the SofPulse device or any other medical device which may be marketed by it in the United States. For example, from 1991 to 1997, the SofPulse device was marketed primarily for use in nursing homes for the Medicare reimbursable treatment of chronic wounds through a rental program. Due to changes in reimbursement made by CMS, in 1997, which prohibited Medicare coverage of the use of the technology used in the SofPulse device in the treatment of non-healing wounds, the nursing home revenue diminished significantly by 2001 and the Company pursued alternative markets and applications for use of the SofPulse device. In December 2003, CMS reversed its policy and issued an NCD providing for Medicare reimbursement for electromagnetic therapies for non-healing wounds, which became effective in July 2004. In response to this significant regulatory change, the Company re-entered the wound care market.

         The Company believes that government and private efforts to contain or reduce health care costs are likely to continue. These trends may lead third-party payors to deny or limit reimbursement for the Company's products, which could negatively impact the pricing and profitability of, or demand for, the Company's products.

         Medicare

         Medicare is a federally funded program that provides health coverage primarily to the elderly and disabled. Medicare is composed of four parts: Part A, Part B, Part C and Part D. Medicare Part A (hospital insurance) covers, among other things, inpatient hospital care, home health care and skilled nursing facility services. Medicare Part B (supplementary medical insurance) covers various services, including those services provided on an outpatient basis. Medicare Part B also covers medically necessary durable medical equipment and medical supplies. Medicare Part C, also known as "Medicare Advantage," offers beneficiaries a choice of various types of health care plans, including several managed care options. Medicare Part D is the new Voluntary Prescription Drug Benefit Program, which becomes effective in 2006. The Medicare program has established guidelines for the coverage and reimbursement of certain equipment, supplies and support services. In general, in order to be reimbursed by Medicare, a health care item or service furnished to a Medicare beneficiary must be reasonable and necessary for the diagnosis or treatment of an illness or injury or to improve the functioning of a malformed body part and not otherwise excluded by statute. In October 2004, CMS issued a quarterly update that allows skilled nursing facilities, or SNFs, and providers of healthcare in the home to use the electromagnetic therapy code in the Healthcare Common Procedure Code System, the standardized coding system developed by CMS to ensure that Medicare reimbursement claims are processed in an orderly and consistent manner for consolidated billing enforcement. Although CMS has provided for reimbursement for the use of electromagnetic therapy by SNFs, CMS has not yet provided for reimbursement for the use of electromagnetic therapy by providers of healthcare in the home. However, the Company is pursuing obtaining clearance for use of electromagnetic therapy by providers of healthcare in the home, but it may not be able to obtain such clearance.

         The methodology for determining the amount of Medicare reimbursement of the Company's products varies based upon, among other things, the setting in which a Medicare beneficiary receives health care items and services.

         Hospital Setting

         Since the establishment of the prospective payment system in 1983, acute care hospitals are generally reimbursed for certain patients by Medicare for inpatient operating costs based upon prospectively determined rates. Under the prospective payment system, or PPS, acute care hospitals receive a predetermined payment rate based upon the Diagnosis-Related Group, or DRG, which is assigned to each Medicare beneficiary's stay, regardless of the actual cost of the services provided. Certain additional or "outlier" payments may be made to a hospital for cases involving unusually high costs or lengths of stay. Accordingly, acute care hospitals generally do not receive direct Medicare reimbursement under PPS for the distinct costs incurred in purchasing or renting the Company's products. Rather, reimbursement for these costs is included within the DRG-based payments made to hospitals for the treatment of Medicare-eligible inpatients who utilize the products. Long-term care and rehabilitation hospitals also are now paid under a PPS rate that does not directly account for all actual services rendered. Since PPS payments are based on predetermined rates, and may be less than a hospital's actual costs in furnishing care, hospitals have incentives to lower their inpatient operating costs by utilizing equipment and supplies, such as our medical device products, that will reduce the length of inpatient stays, decrease labor or otherwise lower their costs. In addition, the amount that the hospital receives under PPS could limit the amount that the Company could charge a hospital for the use of its products.

         Certain specialty hospitals also use the Company's medical device products. Such specialty hospitals are exempt from the PPS and, subject to certain cost ceilings, are reimbursed by Medicare on a reasonable cost basis for inpatient operating and capital costs incurred in treating Medicare beneficiaries. Consequently, such hospitals may have additional Medicare reimbursement for reasonable costs incurred in purchasing or renting the Company's products. There has been little experience with PPS for long-term care and rehabilitation hospitals. A final rule for rehabilitation hospital PPS became effective on January 1, 2002. A final ruling was published in August 2002 implementing PPS for long-term care hospitals with a phased-in transition period, effective October 1, 2002. The Company cannot predict the impact of the rehabilitation hospital PPS or the long-term care hospital PPS on the health care industry or on the Company's financial position or results of operations.

         Skilled Nursing Facility Setting

         On July 1, 1998, reimbursement for SNFs under Medicare Part A changed from a cost-based system to a prospective payment system which is based on resource utilization groups ("RUGs"). Under the RUGs system, a Medicare patient in a SNF is assigned to a RUGs category upon admission to the facility. The RUGs category to which the patient is assigned depends upon the medical services and functional support the patient is expected to require. The SNF receives a prospectively determined daily payment based upon the RUGs category assigned to each Medicare patient. These payments are intended generally to cover all inpatient services for Medicare patients, including routine nursing care, capital-related costs associated with the inpatient stay and ancillary services. Effective July 2002, the daily payments were based on the national average cost. Although the Refinement Act and BIPA increased the payments for certain RUGs categories, certain provisions of the Refinement Act and BIPA covering these payment increases expired on September 30, 2002 and, in effect, the RUGs rates for the most common categories of SNF patients decreased. Because the RUGs system provides SNFs with fixed daily cost reimbursement, SNFs have become less inclined to use products which had previously been reimbursed as variable ancillary costs.

Insurance

         The Company may be exposed to potential product liability claims by those who use the Company's products. Therefore, the Company maintains a general liability insurance policy, which includes aggregate product liability coverage of $2,000,000 for certain of the Company's products. The Company does not have product liability coverage for its medical device products, other than the SofPulse which is covered by a product liability policy held by Ivivi. The Company believes that its present insurance coverage is adequate for the types of products currently marketed. There can be no assurance, however, that such insurance will be sufficient to cover potential claims or that the present level of coverage will be available in the future at a reasonable cost.

Employees

         As of June 29, 2005, the Company had an aggregate of 16 employees, 10 of which are employed directly by the Company and six of which are employed by Ivivi. As of such date, the Company had five full-time salaried employees in executive or managerial positions, two of whom were executive officers of the Company, and one part-time employee.

Recent Developments

Private Placement

         In December 2004 and February 2005, the Company, together with Ivivi, its majority-owned subsidiary, completed two private placements pursuant to which they issued, jointly and severally, unsecured convertible notes (collectively, the "Notes") in an aggregate principal amount of $3,637,500 and $2,450,000, respectively. The private placements were completed in seven separate closings from July 2004 through February 2005. The proceeds of the private placements are being used primarily by Ivivi for the research and development and sales and marketing of the SofPulse device line of products and for the research and development of other potential products being developed by Ivivi. Reference is made to the Company's Current Reports on Form 8-K, dated August 31, 2005, December 1, 2004 and February 10, 2005.

         The Notes are due and payable five years from the date of issuance, unless earlier converted. The Notes bear interest at 6% per annum and under certain circumstances, the principal and accrued interest on the Notes will either be: (i) convertible into the Company's common stock at $.29 per share or
(ii) convertible into Ivivi's common stock at $8.30 per share. Pursuant to the terms of the private placements completed in each of December 2004 and February 2005, the number of shares of the Company's common stock and the number of shares of Ivivi's common stock issuable upon conversion of the convertible notes issued therein and the exercise of the warrants will increase by 1% and 2%, respectively, for each 30-day period, or portion thereof, after March 1, 2005 and June 30, 2005, respectively, that a registration statement covering the shares of the Company's common stock and the shares of Ivivi's common stock, respectively, underlying securities issued in the private placement is not declared effective.

         For each Note in the principal amount of $100,000 issued in the Private Placements, one warrant for the purchase of up to 344,828 shares of the Company's common stock at $.41 per share (the "Company Warrant") and one warrant for the purchase of up to 12,048 shares of Ivivi's common stock at $5.70 per share (the "Ivivi Warrant") were issued. Each of the Company Warrants and the Ivivi Warrants provides that in addition to paying the exercise price, the holder must surrender the non-exercised warrant (i.e., either the Company Warrant or the Ivivi Warrant).

Initial Public Offering of Ivivi

         On February 11, 2005, the Company issued a press release pursuant to which the Company announced the filing of a registration statement on Form SB-2 by Ivivi related to the proposed initial public offering of Ivivi's common stock. Reference is made to the Company's Current Report on Form 8-K dated February 11, 2005. We cannot assure you that the offering will be consummated on terms acceptable to us, if at all. In the event the offering is completed, the Company's ownership of Ivivi will be decreased significantly.

Risk Factors

         An investment in our stock involves a high degree of risk. You should carefully consider the following information, together with other information in this prospectus, before buying shares of our stock. If any of the following risks or uncertainties occur, our business, financial condition and results of operations could be materially and adversely affected, the trading price of our stock could decline and you may lose all or a part of the money you paid to buy our stock.

                     Risks Relating to Our Chemical Business

New environmental or other regulations could increase the Company's operating costs.

         Like other manufacturers, the Company is subject to a broad range of Federal, state and local laws and requirements, including those governing discharges in the air and water, the handling and disposal of solid and hazardous substances and wastes, the remediation of contamination associated with the release of hazardous substances, work place safety and equal employment opportunities. The Company has made expenditures to comply with such laws and requirements. The Company believes, based on information currently available to management, that it is in compliance with applicable environmental and other legal requirements and that the Company will not require material capital expenditures to maintain compliance with such requirements in the foreseeable future. Governmental authorities have the power to enforce compliance with such laws and regulations, and violators may be subject to penalties, injunctions or both. Third parties may also have the right to enforce compliance with such laws and regulations. As the Company develops new formulations for its chemical products, those products may become subject to additional review and approval requirements governing the sale and use of its products. Although the Company's manufacturing processes do not currently result in the generation of hazardous wastes, this may not always be the case and material costs or liabilities may be incurred by the Company in the future as a result of the manufacturing operations. It is also possible that other developments, such as additional or increasingly strict requirements of laws and regulations of these types, or enforcement policies thereunder, could significantly increase the Company's costs of operations.

Because we use various materials and substances in manufacturing our chemical products, our production facilities are subject to operating hazards that could cause personal injury and loss of life, severe damage to, or destruction of, property and equipment and environmental contamination.

         We are dependent on the continued operation of our production and distribution facility. This facility is subject to hazards associated with the manufacture, handling, storage and transportation of chemical materials and products, including natural disasters, mechanical failure, unscheduled downtime, labor difficulties, transportation interruptions, and environmental hazards, such as spills, discharges or releases of toxic or hazardous substances and remediation complications. These hazards can cause personal injury and loss of life, severe damage to, or destruction of, property and equipment and environmental contamination and other environmental damage and could have a material adverse effect on our financial condition. In addition, due to the nature of our business operations, we could become subject to scrutiny from environmental action groups.

We rely significantly on raw materials in the production of our chemical products and fluctuations in costs of such raw materials would increase our operating expenses.

      Our manufacturing operations with respect to our chemical products depend upon obtaining adequate supplies of our raw materials on a timely basis. The loss of a key source of supply or a delay in shipments could have an adverse effect on our business. We are exposed to price risks associated with these raw material purchases. The availability and prices of raw materials may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers' allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates, cost components of raw materials and worldwide price levels. Our results of operations could be adversely affected if we were unable to obtain adequate supplies of raw materials in a timely manner or if the costs of raw materials increased significantly.

We face competition from other chemical companies, which could adversely affect our revenue and financial condition.

         We actively compete with companies producing the same or similar products and, in some instances, with companies producing different products designed for the same uses. We encounter competition in price, delivery, service, performance, product innovation and product recognition and quality, depending on the product involved. For some of our products, our competitors are larger and have greater financial resources. As a result, these competitors may be better able to withstand a change in conditions within the industries in which we operate, a change in the prices of raw materials or a change in the economy as a whole. Our competitors can be expected to continue to develop and introduce new and enhanced products, which could cause a decline in market acceptance of our chemical products. Current and future consolidation among our competitors and customers may also cause a loss of market share as well as put downward pressure on pricing. Our competitors could cause a reduction in the prices for some of our chemical products as a result of intensified price competition. Competitive pressures can also result in the loss of major customers. If we cannot compete successfully, our business, financial condition and results of operations could be adversely affected.

We face competition from other chemical companies, which could force us to lower
our  prices  thereby  adversely  affecting  our  operating  margins,   financial
condition, cash flows and profitability.

         The markets in which we operate are highly competitive, and this competition could harm our business, results of operations, cash flow and financial condition. Our competitors include major international producers as well as smaller regional competitors. We believe that a significant competitive factor for our products is selling price. We could be subject to adverse results caused by our competitors' pricing decisions. In addition, current and anticipated future consolidation among our competitors and customers may cause us to lose market share as well as put downward pressure on pricing.
Furthermore, there is a trend in the chemical industry toward relocation of manufacturing facilities to lower-cost regions such as Asia. Such relocation may permit some of our competitors to lower their costs and improve their competitive position. Some of our competitors are larger, have greater financial resources and have less debt than we do. As a result, those competitors may be better able to withstand a change in conditions within our industry and throughout the economy as a whole. If we do not compete successfully, our business, operating margins, financial condition, cash flows and profitability could be adversely affected.

Failure to develop new chemical products and/or improve our existing products will make us less competitive.

      Our results of operations depend, in part, on our ability to expand our chemical product offerings. We are committed to remaining a competitive producer and believe that our portfolio of new or re-engineered products is strong. However, we may not be able to continue to develop new products, re-engineer our existing products successfully or bring them to market in a timely manner. While we believe that the products, pricing and services we offer customers are competitive, we may not be able to continue to attract and retain customers to which to sell our chemical products.

Failure to make continued improvements in our productivity could hurt our competitive position.

         In order to obtain and maintain a competitive position, we believe that we must continue to make improvements in our productivity. When we invest in new technologies or processes, we face risks related to cost overruns and unanticipated technical difficulties. Our inability to anticipate, respond to or utilize changing technologies could have a material adverse effect on our business and our results of operations.

Changes in our customers' products could reduce the demand for our chemical products, which may decrease our net sales and operating margins.

         Our chemical products are used for a broad range of applications by our customers. Changes, including technological changes, in our customers' products or processes may make our chemical products unnecessary, which would reduce the demand for those products. Other customers may find alternative materials or processes that no longer require our products. If the demand for our chemical products is reduced, our net sales and operating margins may be reduced as well.

We have few proprietary rights with respect to our chemical products, the lack of which may make it easier for our competitors to compete against us.

         None of our chemical products are protected by patents. We do attempt to protect the names of some of our chemical products through trademarks and some of our other limited proprietary property through trade secret, nondisclosure and confidentiality measures; however, such protections may not preclude competitors from developing similar technologies.

                  Risks Relating to Our Medical Device Business

The medical products market is highly competitive and susceptible to rapid change and such changes could render any products developed by us uneconomical or obsolete.

         The medical products market is characterized by extensive research and development activities and significant technological change. Our ability to execute our business strategy depends in part upon our ability to develop and commercialize efficient and effective products based on our technologies. We compete against established companies as well as numerous independently owned small businesses, including Diapulse Corporation of America, Inc., which manufactures and markets devices that are deemed by the FDA to be substantially equivalent to SofPulse; Regenesis Biomedical, which manufactures and markets devices that are similar to our first generation SofPulse device; and KCI Concepts, Inc., which manufactures and markets negative pressure wound therapy devices in the wound care market. We also face competition from companies that have developed other forms of treatment, such as hyperbaric oxygen chambers, thermal therapies and hydrotherapy. In addition, companies are developing or may, in the future, engage in the development of products and/or technologies competitive with our products. We expect that technological developments will occur and that competition is likely to intensify as new technologies are employed. Many of our competitors are capable of developing products based on similar technology, have developed and are capable of continuing to develop products based on other technologies, which are or may be competitive with our products and technologies. Many of these companies are well-established, and have substantially greater financial and other resources, research and development capabilities and more experience in obtaining regulatory approvals, manufacturing and marketing than we do. Our ability to execute our business strategy and commercially exploit our SofPulse device must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the development of new medical processes, devices and products and their level of acceptance by the medical community. Our competitors may succeed in developing competing products and technologies that are more effective than our products and technologies, or that receive government approvals more quickly than our new products and technologies, which may render our existing and new products or technology uncompetitive, uneconomical or obsolete. See "Item 1. Business - Competition."

A portion of our revenues are currently dependent on our products that utilize PEMF technology, and increasing our revenues will depend on our ability to increase market penetration, as well as our ability to develop and commercialize new products and technologies.

         Products based on non-invasive, electrotherapeutic technologies represent known methods of treatment that we believe have been under-utilized clinically. Physicians and other healthcare professionals may not use SofPulse or other potential products and technologies developed by us unless they determine that the clinical benefits to the patient are greater than those available from competing products or therapies or represent equal efficacy with lower cost. Even if the advantage of our products and technologies is established as clinically and fiscally significant, physicians and other healthcare professionals may not elect to use SofPulse or other products and technologies developed by us for any number of reasons. For example, the first generation of the SofPulse device cannot be used in hospital intensive care units because the power output of the device can interfere with medical monitoring equipment. The rate of adoption and acceptance of our products and technologies, including the SofPulse device, may also be affected adversely by unexpected side effects or complications associated with our products, consumers' reluctance to invest in new products and technologies, the level of third-party reimbursement and widespread acceptance of other products and technologies. Consequently, physicians and other healthcare professionals, healthcare payors and consumers may not accept SofPulse device products or new products or technologies developed by us. Broad market acceptance of the SofPulse device products and other products and technologies developed by us in the future may require the education and training of numerous physicians and other healthcare professionals, as well as conducting or sponsoring clinical and fiscal studies to demonstrate the cost efficiency and other benefits of such products and technologies. The amount of time required to complete such training and studies could be costly and result in a delay or dampening of such market acceptance. Moreover, healthcare payors' approval of use for our products and technologies in development may be an important factor in establishing market acceptance.

         We may be required to undertake time-consuming and costly development activities and seek regulatory clearance or approval for new products or technologies. Although we have received FDA clearance for the SofPulse device for the treatment of edema and pain in soft tissue, we may not be able to obtain regulatory clearance or approval of new products or technologies or new treatments through existing products. In addition, we have not demonstrated an ability to market and sell our SofPulse device products, much less multiple products simultaneously. If we are unable to increase market acceptance of our current products or develop and commercialize new products in the future, we will not be able to increase our revenues. The completion of the development of any new products or technologies or new uses of existing products will remain subject to all the risks associated with the commercialization of new products based on innovative technologies, including:

      o our ability to fund and establish research that supports the efficacy of new technologies and products;

      o our ability to obtain regulatory approval or clearance of such technologies and products, if needed;

      o our ability to obtain market acceptance of such new technologies and products;

      o our ability to effectively and efficiently market and distribute such new products;

      o the ability of ADM Tronics or other manufacturers utilized by us to effectively and efficiently manufacture such new products; and

      o our ability to sell such new products at competitive prices that exceed our per unit costs for such products.

We will need additional capital to market our existing medical device products and to develop and commercialize new technologies and products and it is uncertain whether such capital will be available.

         Our medical device business is capital intensive and will require additional financing in order to:

            o     fund research and development;

            o     expand sales and marketing activities;

            o     develop new or enhanced technologies or products;

            o     respond to competitive pressures; and

            o     acquire  complementary   technologies  or  take  advantage  of
                  unanticipated opportunities.

         Our need for additional capital will depend on:

            o the costs and progress of our research and development efforts;

            o the preparation of pre-market application submissions to the FDA for our new products and technologies and costs associated therewith;

            o     the  number  and  types  of   product   development   programs
                  undertaken;

            o the number of medical devices, including the SofPulse device, we have manufactured for sale or rental;

            o the costs and timing of expansion of sales and marketing activities;

            o the amount of revenues from sales of our existing and potentially new products;

            o the cost of obtaining and maintaining, enforcing and defending patents and other intellectual property rights;

            o     competing technological and market developments; and

            o developments related to regulatory and third-party coverage matters.

We will need to obtain capital to continue to operate and grow our medical device business. Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing on terms satisfactory to us or at all. If additional financing is raised by the issuance of common stock you may suffer additional dilution and if additional financing is raised through debt financing, it may involve significant restrictive covenants which could affect our ability to operate our business. If adequate funds are not available, or are not available on acceptable terms, we may not be able to continue our operations, grow our medical device business or take advantage of opportunities or otherwise respond to competitive pressures and remain in business.

If we are unable to receive reimbursement from third-parties, including reimbursement from Medicare, our growth and revenues will be adversely affected in markets where we rely on insurance coverage for payment.

         Some healthcare providers such as hospitals and physicians that purchase, lease or rent medical devices in the United States generally rely on third-party payors, principally Medicare and private health insurance plans, including health maintenance organizations, to reimburse all or part of the cost of the treatment for which the medical device is being used. Commercialization of our medical device products and technologies marketed in the United States will depend in part upon the availability of reimbursement for the cost of the treatment from third-party healthcare payors such as Medicare and private health insurance plans, including health maintenance organizations, in non-capitated markets, markets where we rely on insurance coverage for payment. Such third-party payors are increasingly challenging the cost of medical products and services, which have and could continue to have a significant effect on the ratification of such technologies and services by many healthcare providers. Several proposals have been made by federal and state government officials that may lead to healthcare reforms, including a government directed national healthcare system and healthcare cost-containment measures. The effect of changes in the healthcare system or method of reimbursement for the SofPulse device and any other products or technologies that we may market in the United States cannot be determined.

         While third-party payors generally make their own decisions regarding which medical procedures, technologies and services to cover, Medicare and other third-party payors may apply standards similar to those used by CMS in determining whether to provide coverage for a particular procedure, technology or service. The Medicare statute prohibits payment for any medical procedures, technologies or services that are not reasonable and necessary for the diagnosis or treatment of illness or injury. In 1997, CMS, which is responsible for administering the Medicare program, had interpreted this provision to prohibit Medicare coverage of procedures that, among other things, are not deemed safe and effective treatments for the conditions for which they are being used, or which are still investigational. However, in July 2004, reimbursement of the use of the technology used in our SofPulse device in the treatment of non-healing wounds was reinstated by CMS after being discontinued from July 1997 through July 2004. In October 2004, CMS issued a quarterly update that allows skilled nursing facilities, or SNFs, and providers of healthcare in the home to use the electromagnetic therapy code in the Healthcare Common Procedure Code System, the standardized coding system developed by CMS to ensure that Medicare reimbursement claims are processed in an orderly and consistent manner for consolidated billing enforcement. Although CMS has provided for reimbursement for the use of electromagnetic therapy by SNFs, CMS has not yet provided for reimbursement for the use of electromagnetic therapy by providers of healthcare in the home. In addition, the regulatory environment could again be changed to bar CMS coverage for treatment of chronic wounds utilizing our SofPulse device or to limit the amount of coverage patients or providers are entitled to receive. Either of these events would adversely affect our revenues and operating results. See "Item 1. Business - Reimbursement."

         We cannot predict what additional legislation or regulations, if any, may be enacted or adopted in the future relating to our business or the healthcare industry, including third-party coverage and reimbursement, or what effect any such legislation or regulations may have on us. Furthermore, significant uncertainty exists as to the coverage status of newly approved healthcare products, and there can be no assurance that adequate third-party coverage will be available with respect to any of our future products or new applications for our present products. In currently non-capitated markets, failure by physicians, hospitals, nursing homes and other users of our products to obtain sufficient reimbursement for treatments using our technologies would adversely affect our revenues and operating results. Alternatively, as the U.S. medical system moves to more fixed-cost models, such as payment based on diagnosis related groups, prospective payment systems or other forms of capitation, the market landscape may be altered, and the amount we can charge for our products may be limited.

If we are unable to achieve market acceptance of our medical device products or any new technologies or uses we develop in new markets where third-party reimbursement is unlikely, our growth could be impeded which could result in an inability to increase our revenues.

         As part of our growth strategy, we intend to market our SofPulse device products to plastic surgeons and other plastic surgery practitioners. The use of the SofPulse device in these markets is unlikely to be reimbursed by insurance and, accordingly, we may experience cost resistance from physicians and patients in these markets that could adversely affect our growth strategy, our operating results and our ability to increase our revenues.

Our subsidiaries, SMI and Ivivi, outsource the manufacturing of their products to us and if our operations are interrupted or if our orders exceed our manufacturing capabilities, our subsidiaries may not be able to deliver their products to customers on time.

         Pursuant to a manufacturing agreement between SMI, Ivivi and us, we are the exclusive manufacturer of the products of SMI and Ivivi. We operate a single facility and have limited capacity that may be inadequate if SMI's or Ivivi's customers place orders for unexpectedly large quantities of their products, or if our other customers place large orders of products, which could limit our ability to produce the products of SMI or Ivivi. In addition, if our operations were halted or restricted, even temporarily, or we are unable to fulfill large orders, SMI and Ivivi could experience business interruption, increased costs, damage to their reputations and loss of their customers. Although SMI and Ivivi have the right to utilize other manufacturers if we are unable to perform under our agreement, manufacturers of their products need to be licensed with the FDA, and identifying and qualifying a new manufacturer to replace us as the manufacturer of their products could take several months during which time, they would likely lose customers and their revenues could be materially delayed and/or reduced. See "Item 1. Business - Manufacturer and Suppliers."

SMI and Ivivi depend on a limited number of suppliers for their respective components and raw materials and any interruption in the availability of these components and raw materials used in their products could reduce their respective revenues.

         SMI and Ivivi rely on a limited number of suppliers for the components and raw materials used in their medical devices. Although there are many suppliers for each of their component parts and raw materials, they are dependent on a single or limited number of suppliers for many of the significant components and raw materials. This reliance involves a number of significant risks, including:

         o unavailability of materials and interruptions in delivery of components and raw materials from suppliers;

         o        manufacturing   delays  caused  by  such   unavailability   or
                  interruptions in delivery; and

         o fluctuations in the quality and the price of components and raw materials.

         Neither SMI nor Ivivi has any long-term or exclusive purchase commitments with any of its suppliers. Their failure to maintain existing relationships with their suppliers or to establish new relationships in the future could also negatively affect their ability to obtain components and raw materials used in their products in a timely manner. If they are unable to obtain ample supply of product from their existing suppliers or alternative sources of supply, they may be unable to satisfy their customers' orders which could reduce their revenues and adversely affect their relationships with their customers. See "Item 1. Business - Manufacturers and Suppliers."

Our ability to execute our business plan depends on the scope of our intellectual property rights and not infringing the intellectual property rights of others. The validity, enforceability and commercial value of these rights are highly uncertain.

         Our ability to compete effectively with other companies is materially dependent upon the proprietary nature of our technologies. We rely primarily on patents and trade secrets to protect our medical device technologies.

         We have:

         o one patent on the SofPulse device, which expires in 2015, as well as two other patents for certain embodiments of PEMF and other aspects of the SofPulse device, and four patents on the Sonotron Technology, which expire in 2006, 2011, 2012 and 2016.

         o one U.S. patent application with respect to the SofPulse device pending; and

         o seven U.S. patents with respect to the SofPulse device pending.

Third  parties  may  seek  to  challenge,   invalidate,   circumvent  or  render
unenforceable any patents or proprietary rights owned by us based on, among other things:

         o        subsequently discovered prior art;

         o lack of entitlement to the priority of an earlier, related application; or

         o failure to comply with the written description, best mode, enablement or other applicable requirements.

         In general, the patent position of medical device companies is highly uncertain, still evolving and involves complex legal, scientific and factual questions. We are at risk that:

         o other patents may be granted with respect to the patent applications filed by us; and

         o any patents issued to us may not provide commercial benefit to us or will be infringed, invalidated or circumvented by others.

         The United States Patent and Trademark Office currently has a significant backlog of patent applications, and the approval or rejection of patents may take several years. Prior to actual issuance, the contents of United States patent applications are generally published 18 months after filing. Once issued, such a patent would constitute prior art from its filing date, which might predate the date of a patent application on which we rely. Conceivably, the issuance of such a prior art patent, or the discovery of "prior art" of which we are currently unaware, could invalidate a patent of ours or prevent commercialization of a product claimed thereby.

         Although we generally conduct a cursory review of issued patents prior to engaging in research or development activities, we may be required to obtain a license from others to commercialize any of our new products under development. If patents that cover our existing or new products are issued to other companies, there can be no assurance that any necessary license could be obtained on favorable terms or at all.

         There can be no assurance that we will not be required to resort to litigation to protect our patented technologies and other proprietary rights or that we will not be the subject of additional patent litigation to defend our existing and proposed products and processes against claims of patent infringement or any other intellectual property claims. Such litigation could result in substantial costs, diversion of management's attention, and diversion of our resources. In fact, on June 29, 2005, Ivivi filed a complaint against Regenesis Biomedical, Inc. alleging that Regenesis is infringing on one of Ivivi's U.S. patents through its sales of a product that competes with Ivivi's SofPulse(R) product. Although Ivivi is seeking money damages and an injunction against future sales of the competing product, there can be no assurance that it will be successful. See "Item 3. Legal Proceedings."

         We also have applied for patent protection in several foreign countries. Because of the differences in patent laws and laws concerning proprietary rights between the United States and foreign countries, the extent of protection provided by patents and proprietary rights granted to us by the United States may differ from the protection provided by patents and proprietary rights granted to us by foreign countries.

         We attempt to protect our trade secrets, including the processes, concepts, ideas and documentation associated with our technologies, through the use of confidentiality agreements and non-competition agreements with our current employees and with other parties to whom we have divulged such trade secrets. If our employees or other parties breach our confidentiality agreements and non-competition agreements or if these agreements are not sufficient to protect our technology or are found to be unenforceable, our competitors could acquire and use information that we consider to be our trade secrets and we may not be able to compete effectively. Most of our competitors have substantially greater financial, marketing, technical and manufacturing resources than we have and we may not be profitable if our competitors are also able to take advantage of our trade secrets.

         We may decide for business reasons to retain certain knowledge that we consider proprietary as confidential and elect to protect such information as a trade secret, as business confidential information or as know-how. In that event, we must rely upon trade secrets, know-how, confidentiality and non-disclosure agreements and continuing technological innovation to maintain our competitive position. There can be no assurance that others will not independently develop substantially equivalent proprietary information or otherwise gain access to or disclose such information.

If the FDA or other state or foreign agencies impose regulations that affect our medical device products, our development, manufacturing and marketing costs will be increased.

         The development, testing, production and marketing of our existing medical devices are, and devices we may develop in the future will be, subject to regulation by the FDA as devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. Although we have received FDA clearance for the SofPulse device for the treatment of pain and edema in soft tissue, alternative uses for the SofPulse device and any new products developed by us may be subject to FDA regulation as well. In addition, although we have not been asked by the FDA to seek pre-market approval for the SofPulse device, there can be no assurance that we will not be required to do so and that, if required, we will be able to comply with such requirement for the SofPulse device. Before a new medical device, or a new use of, or claim for, an existing product can be marketed in the United States, it must first receive either 510(k) clearance or pre-market approval from the FDA, unless an exemption applies. Either process can be expensive and lengthy. The FDA's 510(k) clearance process usually takes from three to twelve months, but it can take longer and is unpredictable. The process of obtaining pre-market approval is much more costly and uncertain than the 510(k) clearance process and it generally takes from one to three years, or even longer, from the time the application is filed with the FDA. See "Item 1. Business - Government Regulation."

         In the United States, medical devices must be:

         o manufactured in registered and quality approved establishments by the FDA; and

         o produced in accordance with the FDA Quality System Regulation ("QSR") for medical devices.

As a result, we, as well as ADM Tronics, the exclusive manufacturer of our SofPulse device, are required to comply with QSR requirements and if they fail to comply with these requirements, we will need to find another company to manufacture our SofPulse devices which could delay the shipment of our product to our customers. In addition, the Company's manufacturing facility:

         o is required to be registered as a medical device manufacturing site with the FDA; and

         o        is subject to inspection by the FDA.

The FDA requires producers of medical devices to obtain FDA licensing prior to commercialization in the United States. Testing, preparation of necessary applications and the processing of those applications by the FDA is expensive and time consuming. We do not know if the FDA will act favorably or quickly in making such reviews, and significant difficulties or costs may be encountered by us in our efforts to obtain FDA licenses. The FDA may also place conditions on licenses that could restrict commercial applications of such products. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems occur following initial marketing. Delays imposed by the FDA licensing process may materially reduce the period during which we have the exclusive right to commercialize patented products. We have made modifications to our devices and may make additional modifications in the future that we believe do not or will not require additional clearances or approvals. If the FDA disagrees, and requires new clearances or approvals for the modifications, we may be required to recall and to stop marketing the modified devices. We also are subject to Medical Device Reporting regulations, which require us to report to the FDA if our products cause or contribute to a death or serious injury, or malfunction in a way that would likely cause or contribute to a death or serious injury. We are not aware of any death or serious injury caused by or contributed to by our medical device products, however, we cannot assure you that any such problems will not occur in the future with our existing or future products.

         Additionally, our existing and future products may be subject to regulation by similar agencies in other states and foreign countries. While we believe that we have complied with all applicable laws and regulations, continued compliance with such laws or regulations, including any new laws or regulations in connection with our medical devices or any new products developed by us, might impose additional costs on us or marketing impediments on our products which could adversely affect our revenues and increase our expenses. The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

         o warning letters, fines, injunctions, consent decrees and civil penalties;

         o        repair,  replacement,   refunds,  recall  or  seizure  of  our
                  products;

         o operating restrictions or partial suspension or total shutdown of production;

         o refusing our requests for 510(k) clearance or premarket approval of new products, new intended uses, or modifications to existing products;

         o withdrawing 510(k) clearance or premarket approvals that have already been granted; and

         o        criminal prosecution.

If any of these events were to occur, it could harm our business.

The FDA can impose civil and criminal enforcement actions and other penalties on us if we or our manufacturer fails to comply with stringent FDA regulations.

         Medical device manufacturing facilities must maintain records, which are available for FDA inspectors documenting that the appropriate manufacturing procedures were followed. The FDA has authority to conduct inspections of our facility, as well as the facility of our manufacturer. Labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. Any failure by us or the manufacturer of our products to take satisfactory corrective action in response to an adverse inspection or to comply with applicable FDA regulations could result in enforcement action against us or our manufacturer, including a public warning letter, a shutdown of manufacturing operations, a recall of our products, civil or criminal penalties or other sanctions. From time to time, the FDA may modify such requirements, imposing additional or different requirements which may require us to alter our business methods which could result in increased expenses. See "Item 1. Business - Governmental Regulation."

                          Risks Related to Our Company

We have been the subject of a "going concern" opinion from our independent auditors, which means that we may not be able to continue operations.

         Our independent auditors have added an explanatory paragraph to their audit opinion issued in connection with the fiscal year ended March 31, 2005 financial statements, which states that we had substantial net losses of
$2,324,413   and  $141,738  for  the  years  ended  March  31,  2005  and  2004, respectively, and we had a stockholders' deficiency of $1,010,391 at March 31, 2005, which raises substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. This may have an adverse effect on our ability to obtain financing for our operations and to further develop and market our products.

We may be exposed to product liability claims for which our insurance may be inadequate.

         Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing and marketing of chemical products and medical devices. Although we maintain a general liability insurance policy, which includes aggregate product liability coverage of $2,000,000 for certain of our products, there can be no assurance, that such insurance will be sufficient to cover potential claims or that the present level of coverage will be available in the future at a reasonable cost.

         We do not have product liability coverage for our medical device products other than the SofPulse, which is covered by a $2.0 million product liability policy held by Ivivi. While we are not aware of side-effects resulting from the use of any of our products, there may be unknown long-term effects of their use that may result in product liability claims in the future. Further, we cannot provide any assurance that:

         o our insurance will provide adequate coverage against potential liabilities if a product causes harm or fails to perform as promised;

         o adequate product liability insurance will continue to be available in the future; or

         o        our insurance can be maintained on acceptable terms.

         The obligation to pay any product liability claim in excess of whatever insurance we are able to obtain would increase our expenses and could greatly reduce our assets. See "Item 1. Business - Insurance."

The loss of any of our executive officers or key personnel may adversely affect our operations and our ability to execute our growth strategy.

         Our ability to execute our business plan depends upon the continued services of Andre' DiMino, our President and Chief Executive Officer, as well as our key technology, marketing, sales and support personnel. We do not have employment or consulting agreements containing non-compete agreements with Mr. DiMino and certain of our key personnel, and we may not be able to retain these individuals. If we lost the services of Mr. DiMino or our key personnel, our business may be adversely affected and our stock price may decline. In addition, our ability to execute our business plan is dependent on our ability to attract and retain additional highly skilled personnel. We have key person life insurance in the amount of $2 million for Mr. DiMino, but not for any of our other executive officers or key employees.

Our President and Chief Executive Officer also serves as Chairman and Chief Financial Officer of Ivivi, which may cause him to devote a substantial portion of his work-time to Ivivi.

         Andre' DiMino, our President and Chief Executive Officer, also serves as Chairman and Chief Financial Officer of Ivivi. While Mr. DiMino devotes a substantial portion of his work-time toward ADM Tronics, the remaining amount of his work-time may be devoted elsewhere, including at Ivivi. As a result, Mr. DiMino's attention to our business and operations may be diverted by his obligations elsewhere, including at Ivivi, and we may not be able to have access to Mr. DiMino as needed by us.

Our executive officers and directors and entities affiliated with them have substantial control over us, which could delay or prevent a change in our corporate control favored by our other shareholders.

            Our executive officers and directors and entities affiliated with them may be deemed to beneficially own, in the aggregate, approximately 51.7% of our outstanding common stock. In particular, Mr. DiMino, together with members of the DiMino family, may be deemed to beneficially own approximately 38.7% of the outstanding shares of our common stock. The interests of our current officer and director shareholders may differ from the interests of our other shareholders. As a result, the current officers and directors would have the ability to exercise substantial control over all corporate actions requiring shareholder approval, irrespective of how our other shareholders may vote, including the following actions:

         o        the election of directors;

         o        adoption of stock option plans;

         o        the amendment of charter documents; or

         o        the  approval  of  certain   mergers  and  other   significant
                  corporate transactions, including a sale of substantially all of our assets.

Penny stock regulations may impose certain restrictions on marketability of our securities.

         If our common stock were to be subject to penny stock rules, these rules may discourage broker-dealers from effecting transactions in our common stock or affect their ability to sell our securities. As a result, purchasers and current holders of our securities could find it more difficult to sell their securities. Our stock is traded on the OTC Bulletin Board. Trading volume of OTC Bulletin Board stocks have been historically lower and more volatile then stocks traded on an exchange or the Nasdaq Stock Market. In addition we may be subject to rules of the Securities and Exchange Commission that impose additional requirements on broker-dealers when selling penny stocks to persons other than established customers and accredited investors. In general, an accredited investor is a person with assets in excess of $1,000,000 or annual income exceeding $200,000 individually, or $300,000 together with his or her spouse. The relevant Securities Exchange Commission regulations generally define penny stocks to include any equity security not traded on an exchange or the Nasdaq Stock Market with a market price (as defined in the regulations) of less than $5 per share. Under the penny stock regulations, a broker-dealer must make a special suitability determination as to the purchaser and must have the purchaser's prior written consent to the transaction. Prior to any transaction in a penny stock covered by these rules, a broker-dealer must deliver a disclosure schedule about the penny stock market prepared by the Securities Exchange Commission. Broker-dealers must also make disclosure concerning commissions payable to both the broker-dealer and any registered representative and provide current quotations for the securities. Finally, broker-dealers are required to send monthly statements disclosing recent price information for the penny stock held in an account and information on the limited market in penny stocks.

Our stock price, like that of many small companies, has been and may continue to be volatile.

         We expect that the market price of our common stock will fluctuate as a result of variations in our quarterly operating results and other factors beyond our control. These fluctuations may be exaggerated if the trading volume of our common stock is low.

We have not paid dividends in the past and do not expect to pay dividends in the future, and any return on investment may be limited to the value of your stock.

         We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future and any return on investment may be limited to the value of your stock. We plan to retain any future earnings to finance growth.

Item 2.  Description of Property

         The Company is headquartered at 224-S Pegasus Avenue, Northvale, New Jersey. The Company leases approximately 16,000 square feet of combined office and warehouse space from an unaffiliated third party with a monthly rent of $7,200. The lease expires in June, 2008. The Company and its three subsidiaries utilize portions of the leased space. Pursuant to a management services agreement to which the Company and its subsidiaries are parties, the Company determines, on a monthly basis, the portion of space utilized by each subsidiary during such month, and each subsidiary reimburses the Company for their portion of the lease costs, real property taxes and related costs.

         The Company also has research facilities located at 3120 De La Cruz Boulevard, Santa Clara, California. On July 23, 2004, one of the Company's subsidiaries entered into a lease for this space with a monthly rent of $400. The term of the lease ends on July 31, 2005.

         The Company also maintains additional executive offices in Los Angeles, California. One of the Company's subsidiaries rents this office space on a month-to-month basis with a monthly rent of approximately $2,000.

         The Company believes that its existing facilities are suitable as office, storage and laboratory space, and are adequate to meet its current needs. The Company further believes that such properties are adequately covered by insurance.

         The Company does not own any real property for use in its operations or otherwise.

Item 3.  Legal Proceedings

         On June 29, 2005, Ivivi filed a complaint against Regenesis Biomedical, Inc. ("Regenesis") in the United States District Court for the District of New Jersey, Docket No. 05-CV-3300 (JAP), alleging that Regenesis is infringing on one of Ivivi's United States patents through its sales of a product that competes with Ivivi's SofPulse(R) product. Ivivi is seeking money damages and an injunction against future sales of the competing product. Ivivi is currently in the process of serving the summons and complaint on Regenesis.

         In June 2005, Ivivi also filed a complaint against Regenesis, Virginia Rybski, Vice President of Sales and Marketing of Regenesis, Terrence Kennedy, Regional Sales Manager for the South Eastern Territories of Regenesis, Mary Ritz, President of Regenesis, and Frank George, Chief Science and Technology
Officer of Regenesis, in the Superior Court of New Jersey - Law Division - Bergen County, Docket 3724-05 alleging breach of contract, tortious interference and conversion. Ivivi is seeking money damages and an injunction against future sales of the competing product. On July 5, 2005 the defendants filed a motion to dismiss for lack of personal jurisdiction or for failure to state a claim upon which relief can be granted. The Company is opposing the defendants' motion to dismiss.

         The Company believes that the ultimate resolution of the foregoing matters will not have a material adverse impact on the Company's financial condition.

         Other than the foregoing, no material legal proceedings to which the Company or any of its subsidiaries (or any officer or director thereof, or any affiliate or owner of record or beneficially of more than five percent of the common stock thereof, to management's knowledge) is party or to which the property of the Company or any of its subsidiaries is subject is pending, and no such material proceeding is known by management of the Company to be contemplated. Reference is made to Note 8 of the Notes to the Consolidated Financial Statements.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

         The Company's common stock trades on the OTC-Bulletin Board under the symbol "ADMT." For the periods indicated, the following table sets forth the high and low bid quotations for the Company's common stock, as reported by the National Quotation Bureau, Inc. The quotations represent inter-dealer quotations without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

       ----------------------------------------- ---------------------------------- -----------------------------
                    Quarter Ended                            High Bid                         Low Bid
       ----------------------------------------- ---------------------------------- -----------------------------
                        June 30, 2003                          0.08                             0.03
       ----------------------------------------- ---------------------------------- -----------------------------
                   September 30, 2003                          0.20                             0.06
       ----------------------------------------- ---------------------------------- -----------------------------
                    December 31, 2003                          0.40                             0.16
       ----------------------------------------- ---------------------------------- -----------------------------
                       March 31, 2004                          0.40                             0.31
       ----------------------------------------- ---------------------------------- -----------------------------
                        June 30, 2004                          0.40                             0.29
       ----------------------------------------- ---------------------------------- -----------------------------
                   September 30, 2004                          0.41                             0.23
       ----------------------------------------- ---------------------------------- -----------------------------
                    December 31, 2004                          0.47                             0.20
       ----------------------------------------- ---------------------------------- -----------------------------
                       March 31, 2005                          0.49                             0.35
       ----------------------------------------- ---------------------------------- -----------------------------

Holders of Record

         As of March 31, 2005, 53,882,037 shares of the Company's common stock were issued and outstanding, which were held of record by 1,790 persons.

Dividends

         The Company has never paid any cash dividends on its common stock and has no intention of paying cash dividends in the foreseeable future. The Company intends to retain all earnings, if any, for use in the operation and expansion of its business.

Equity Compensation Plan

         As of June 29, 2005, the Company did not have any compensation plans (including individual compensation arrangements) under which its equity securities were authorized for issuance. Ivivi has a stock option plan pursuant to which up to 1,500,000 shares of common stock of Ivivi, 766,200 shares of which have been granted as of June 29, 2005, at exercise prices ranging from $.10 to $4.15 per share.

Recent Sales of Unregistered Securities

         Reference is made to Item 3.02 of the Company's Current Report on Form 8-K dated December 1, 2005 for information regarding securities issued by the Company in a private placement during the third quarter of the Company's fiscal year ended March 31, 2005. These securities were issued in a private placement of securities exempt from registration under the Act, pursuant to Section 4(2) of the Act. Each of the investors represented to the Company that it was an "accredited investor." The Company will arrange for the certificates representing such securities to be legended and subject to stop transfer restrictions pending completion of the planned registration of the shares underlying the securities issued in the private placement for resale. The Company did not engage in any form of general solicitation or general advertising in connection with this issuance.

         Reference is made to Item 3.02 of the Company's Current Report on Form 8-K dated February 11, 2005 for information regarding securities issued by the Company in a private placement during the fourth quarter of the Company's fiscal year ended March 31, 2005. These securities were issued in a private placement of securities exempt from registration under the Act, pursuant to Section 4(2) of the Act. Each of the investors represented to the Company that it was an "accredited investor." The Company will arrange for the certificates representing such securities to be legended and subject to stop transfer restrictions pending completion of the planned registration of the shares underlying the securities issued in the private placement for resale. The Company did not engage in any form of general solicitation or general advertising in connection with this issuance.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

         This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the "safe harbor" provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Act of 1995. We use forward-looking statements in its description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "forecasts", "projects", or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-KSB to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Item. 1 Description of Business - Risk Factors" and elsewhere in, or incorporated by reference into this Annual Report on Form 10-KSB.

Critical Accounting Policies

         See  "Summary  of  Significant  Accounting  Policies"  in the  Notes to
Consolidated Financial Statements for our critical accounting policies. These policies include revenue recognition, determining our allowance for doubtful accounts receivable, accounting for cost of revenue, valuation of long-lived assets and research and development costs. No significant changes in our critical accounting policies have occurred since March 31, 2005.

Business Overview

         The Company is a technology-based developer and manufacturer of diversified lines of products in the following three areas: (1) environmentally safe chemical products for industrial use, (2) therapeutic non-invasive electronic medical devices and (3) cosmetic and topical dermatological products. The Company currently derives most of its revenues from the development, manufacture and sale of chemical products, and, to a lesser extent, from its therapeutic non-invasive electronic medical devices and topical dermatological products.

         The Company is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. The Company's operations are conducted through the Company itself and its three subsidiaries, Ivivi Technologies, Inc., Pegasus Laboratories, Inc. and Sonotron Medical Systems, Inc.

Results of  Operations  for the Fiscal  Years Ended March 31, 2005 and March 31,
2004

Revenues

         Sales  were  $1,286,074  in  2005 as  compared  to  $1,105,367  in 2004 representing an increase of $180,707 or 16%. The increase was the result of an increase in medical segment revenues of $191,339 as a result of increased sales and/or rentals of our SofPulse products offset by a decrease in chemical segment revenues of $10,632. Other income of $96,039 in 2005 was $38,150 or 66% higher than other income of $57,889 in 2004.

Gross Profit

         Gross profit of $755,202 in 2005 was $178,404 or 31% higher than the gross profit of $576,798 for 2004. Gross profit was 59% of revenues in 2005 and 52% of revenues in 2004. The increase in gross profit in 2005 was the result of increased sales of products with a higher gross margin and increased rentals of the Company's SofPulse devices during such period.

Operating Loss

         Operating loss before other income of $2,228,374 in 2005 was $2,028,747 higher than the operating loss of $199,627 in 2004. The increase in operating loss resulted from increased selling, general and administrative expenses related to the expanded activities of Ivivi subsequent to the receipt of proceeds from the private placements completed by the Company and Ivivi.

Results of  Operations  for the Fiscal  Years Ended March 31, 2004 and March 31,
2003

Revenues

         Sales  were  $1,105,367  in  2004 as  compared  to  $1,009,225  in 2003 representing an increase of $96,142 or 10%. The increase was the result of an increase in chemical revenues of $78,200 and an increase in medical revenues of $17,942. Other income of $57,889 in 2004 was $7,191 or 11% lower than other income of $65,080 in 2003.

Gross Profit

         Gross profit of $576,798 in 2004 was $343,603 or 147% higher than the gross profit of $233,195 for 2003. Gross profit was 52% of revenues in 2004 and 23% of revenues in 2003. The increase in gross profit margin in 2004 as compared to 2003 was principally attributable to inventory and equipment held for sale write downs of $297,000 at March 31, 2004. The inventory write-down taken in 2003 was principally the result of the lack of reimbursement available for the use of the Company's medical equipment, which significantly impacted potential demand for such equipment. In July 2004, the Center for Medicare and Medicaid Services implemented a National Coverage Determination approving reimbursement for the use of such equipment in the treatment of wounds. Therefore, management anticipates the demand for such equipment to increase resulting in greater revenues to the Company. As such, no additional write-downs have been taken.

Operating Loss

         Operating loss before other income of $195,627 in 2004 was $523,268 less than the operating loss of $718,895 in 2003. The decrease in operating loss resulted from reduced selling, general and administrative expenses and reduced cost of goods sold. Selling, general and administrative expenses were $720,166 in 2004 which was $232,014 or 24% less as compared to 2003. The principal reason for the decrease in selling, general and administrative expenses was attributable to reductions in salaries, rent, bad debts and professional and consulting fees as management sought to reduce operating losses of previous years.

Liquidity and Capital Resources

At March 31, 2005, the Company had cash of $3,011,631 as compared to $90,081 at March 31, 2004 an increase of $2,921,550. This increase is the result of proceeds from the private placements completed by the Company and Ivivi.

Operating Activities

Cash used in operating activities of $2,060,121 was due to the net loss of $2,324,413 from cash used for expanded operations of Ivivi, and increases in accounts receivable of $27,851, inventories of $105,532 and other current assets of $286,303 offset primarily by depreciation and amortization of $306,318, accrued expenses of $248,450 and equipment held for sale of $56,883. Operating costs and expenses were increased due to the significant expansion of operations of Ivivi funded by the proceeds from the private placements completed by the Company and Ivivi.

Cash used in investing activities of $96,206 was for the purchase of equipment and patent costs.

Financing Activities

The Company received gross proceeds of $6,087,500 from private placements offset by costs related thereto of $875,623 and repaid a note payable in the principal amount of $135,000.

The Company's revenues, operations and cash flows over the past few years have declined. Management has recognized the situation and has developed a business plan to enhance the activities of one of its subsidiaries which markets the SofPulse medical device. In December 2004 and February 2005, the Company, together with Ivivi, its majority-owned subsidiary, completed two private placements pursuant to which they issued, jointly and severally, unsecured convertible notes in an aggregate principal amount of $3,637,500 and $2,450,000, respectively. The private placements were completed in seven separate closings from July 2004 through February 2005. The proceeds of the private placements are being used primarily by Ivivi for the research and development and sales and marketing of the SofPulse device line of products and for the research and development of other potential products being developed by Ivivi. Approximately $448,000 of the net proceeds of the private placements were used to repay a portion of its indebtedness to the Company. The liability for such borrowings has been recorded in the Company's financial statements.

The notes are due and payable five years from the date of issuance, unless earlier converted. The notes bear interest at 6% per annum and under certain circumstances, the principal and accrued interest on the notes will either be:
(i) convertible into the Company's common stock at $.29 per share or (ii) convertible into Ivivi's common stock at $8.30 per share. Pursuant to the terms of the private placements completed in each of December 2004 and February 2005, the number of shares of the Company's common stock and the number of shares of Ivivi's common stock issuable upon conversion of the convertible notes issued therein and the exercise of the warrants will increase by 1% and 2%, respectively, for each 30-day period, or portion thereof, after March 1, 2005 and June 30, 2005, respectively, that a registration statement covering the shares of the Company's common stock and the shares of Ivivi's common stock, respectively, underlying securities issued in the private placement is not declared effective.

For each Note in the principal amount of $100,000 issued in the private placements, one warrant for the purchase of up to 344,828 shares of the Company's common stock at $.41 per share (the "Company Warrant") and one warrant for the purchase of up to 12,048 shares of Ivivi's common stock at $5.70 per share (the "Ivivi Warrant") were issued. Each of the Company Warrants and the Ivivi Warrants provides that in addition to paying the exercise price, the holder must surrender the non-exercised warrant (i.e., either the Company Warrant or the Ivivi Warrant).

The notes contain covenants that limit each of the Company's and Ivivi's ability to take certain actions without the consent of the holders of the notes, including:

      o incurring additional indebtedness for borrowed money, except in the ordinary course of business;

      o merging, selling substantially all of its assets or acquiring another entity;

      o     making loans or investments;

      o     paying dividends or making distributions;

      o     incurring liens on its assets;

      o     making capital expenditures;

      o     entering into certain transactions with affiliates; and

      o     materially changing its business.

As of June 30, 2005, each of the Company and Ivivi was in material compliance with the covenants contained in the notes. These covenants will terminate upon conversion of the notes upon consummation of this offering.

The Company is seeking sources of additional financing from several sources. The Company does not have any material sources of liquidity or unused sources of liquid assets.

Item 7.       Financial Statements

                           ADM TRONICS UNLIMITED, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2005

                  ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES

                                 MARCH 31, 2005

                                    I N D E X
                                    ---------

                                                                   Page No.
                                                                   --------

FINANCIAL STATEMENTS:

     Report of Independent Registered Public Accounting Firm        F - 1

     Consolidated Balance Sheet as of March 31, 2005                F - 2

     Consolidated Statements of Operations
        For the Years Ended March 31, 2005 and 2004                 F - 3

     Consolidated Statements of Changes in
        Stockholders' Equity (Deficiency)
           For the Years Ended March 31, 2005 and 2004              F - 4

     Consolidated Statements of Cash Flows
        For the Years Ended March 31, 2005 and 2004              F - 5/F - 6

     Notes to Consolidated Financial Statements                 F - 7/F - 22

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
ADM Tronics Unlimited, Inc. and Subsidiaries
Northvale, New Jersey

We have  audited  the  accompanying  consolidated  balance  sheet of ADM Tronics
Unlimited, Inc. and subsidiaries as of March 31, 2005, and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for the years ended March 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ADM Tronics Unlimited, Inc. and subsidiaries as of March 31, 2005, and the results of their operations and their cash flows for the years ended March 31, 2005 and 2004, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a stockholders' deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinick Sanders Leventhal & Co., LLP

New York, New York
July 13, 2005

                  ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2005

                                     ASSETS

Current assets:
  Cash and cash equivalents                                  $3,011,631
  Accounts receivable - trade, less allowance
    for doubtful accounts of $72,593                            102,691
  Inventories:
    Raw materials and supplies                                  124,393
    Finished goods                                              204,074
  Equipment held for sale                                       331,832
  Other current assets                                          319,296
                                                             ----------
        Total current assets                                                $4,093,917

  Property and equipment - at cost, net of
    accumulated depreciation of $271,188                                        40,550

  Equipment in use and under lease agreements - at cost,
    net of accumulated depreciation of $832,059                                 51,791

  Loan receivable from officer, bearing interest
    at 3% per annum, unsecured                                                  49,188

  Other assets                                                               1,015,431
                                                                            ----------

        Total assets                                                        $5,250,877
                                                                            ==========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable                                           $  172,978
  Accrued expenses and other current liabilities                299,790
                                                             ----------
        Total current liabilities                            $  472,768

Long-term debt:
  Warrants issued with registration rights                      325,000
  6% unsecured notes payable - long-term                      6,087,500
  Discount on unsecured notes payable                          (299,000)
                                                             ----------
        Total long-term debt                                                 6,113,500

Commitments and contingencies                                                       --

Stockholders' deficiency:
  Preferred stock, $.01 par value, 5,000,000 authorized              --
  Common stock, $.0005 par value, 150,000,000
    authorized 53,882,037 issued and outstanding                 26,941
  Capital in excess of par value                              7,003,968
  Accumulated deficit                                        (8,366,300)
                                                             ----------
         Total stockholders' deficiency                                     (1,335,391)
                                                                            ----------

        Total liabilities and stockholders' deficiency                      $5,250,877
                                                                            ==========

          See accompanying notes to consolidated financial statements.

                  ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                For the Years Ended
                                                                                                     March 31,
                                                                                          ------------------------------
                                                                                              2005              2004
                                                                                          ------------      ------------
Revenues:
  Sales                                                                                   $    955,438      $    999,282
  Rental income                                                                                330,636           106,085
  Other income (including interest income)                                                      96,039            57,889
                                                                                          ------------      ------------
Total revenues                                                                               1,382,113         1,163,256
                                                                                          ------------      ------------

Costs and expenses:
  Cost of sales                                                                                530,872           528,569
  Depreciation and amortization of property and equipment
    and equipment in use and under lease agreements                                            139,213           146,717
  Salaries and officer's compensation                                                          609,365           189,569
  Research and development                                                                     270,894                --
  Write-off of investments                                                                          --            52,259
  Selling, general and administrative                                                        1,975,426           379,780
  Interest expense                                                                             180,756             8,100
                                                                                          ------------      ------------
Total costs and expenses                                                                     3,706,526         1,304,994
                                                                                          ------------      ------------

Net loss                                                                                  ($ 2,324,413)     ($   141,738)
                                                                                          ============      ============

Weighted average number
  of common shares outstanding                                                              52,548,704        51,007,037
                                                                                          ============      ============

Net loss per share                                                                        ($      0.04)     $       0.00
                                                                                          ============      ============

          See accompanying notes to consolidated financial statements.

                  ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIENCY)

                   FOR THE YEARS ENDED MARCH 31, 2005 and 2004

                                       Preferred    Common
                                        Shares      Shares
                                       5,000,000  150,000,000
                                      Authorized  Authorized                   Capital in
                                       $.01 Par   $.0005 Par        Par       Excess of Par   Accumulated
                                         Value      Value          Value         Value          Deficit         Total
                                         ------     ------         ------        ------         --------        -----
Balance at April 1, 2003                   --     50,382,037    $    25,191    $ 6,792,118    ($5,900,149)    $   917,160

Issuance of common stock                   --      1,500,000            750         14,250             --          15,000

Valuation of 920,000 shares
  issued by subsidiary                     --             --             --         73,600             --          73,600

Net loss                                   --             --             --             --       (141,738)       (141,738)
                                          ----    ----------    -----------    -----------    -----------     -----------

Balance - March 31, 2004                   --     51,882,037         25,941      6,879,968     (6,041,887)        864,022

Valuation of 158,959 subsidiary
warrants
  issued to consultants                    --             --             --         72,000             --          72,000

Valuation of 87,938 subsidiary warrants
  issued to underwriter for services       --             --             --         33,000             --          33,000

Issuance of common stock                   --      2,000,000          1,000         19,000             --          20,000

Net loss                                   --             --             --             --     (2,324,413)     (2,324,413)
                                          ----    ----------    -----------    -----------    -----------     -----------

Balance - March 31, 2005                   --     53,882,037    $    26,941    $ 7,003,968    ($8,366,300)    ($1,335,391)
                                          ====    ==========    ===========    ===========    ===========     ===========

          See accompanying notes to consolidated financial statements.

                  ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     For the Years Ended
                                                                           March 31,
                                                                 ---------------------------
                                                                     2005            2004
                                                                 -----------     -----------
Cash flows from operating activities:
  Net loss                                                       ($2,324,413)    ($  141,738)
                                                                 -----------     -----------
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization of fixed assets and other
        assets and discount on notes payable and 2004
        writedown of goodwill                                        306,318         158,475
      Issuance of common stock for services                           19,000          14,250
      Write-off of investments                                            --          52,259
      Increase (decrease) in allowance for doubtful accounts          43,593         (10,000)
      Increase (decrease) in cash flows as a result of
       changes in asset and liabilities account balances:
        Accounts receivable - trade                                  (27,851)        (32,811)
        Inventories                                                 (105,532)         25,402
        Other current assets                                        (286,303)          1,096
        Equipment held for sale                                       56,883          16,056
        Other assets                                                  (3,446)          4,946
        Accounts payable                                              13,180         (40,833)
        Accrued expenses and other current liabilities               248,450          (8,239)
                                                                 -----------     -----------
  Total adjustments                                                  264,292         180,601
                                                                 -----------     -----------

Net cash provided by (used in) operating activities               (2,060,121)         38,863
                                                                 -----------     -----------

Cash flows from investing activities:
  Repayments of loans by officer                                          --             703
  Purchase of equipment, net                                         (46,594)             --
  Patent costs incurred                                              (49,612)             --
                                                                 -----------     -----------
Net cash provided by (used in) investing activities                  (96,206)            703
                                                                 -----------     -----------

Cash flows from financing activities:
  Issuance of common stock                                             1,000             750
  Private placements costs incurred                                 (742,498)             --
  Registration costs incurred                                       (133,125)             --
  Payment of note payable - estate of former
    officer/stockholder                                             (135,000)             --
  Proceeds from issuance of unsecured notes payable                6,087,500              --
                                                                 -----------     -----------
Net cash provided by financing activities                          5,077,877             750
                                                                 -----------     -----------

Net increase in cash and cash equivalents                          2,921,550          40,316

Cash and cash equivalents - beginning of year                         90,081          49,765
                                                                 -----------     -----------

Cash and cash equivalents - end of year                          $ 3,011,631     $    90,081
                                                                 ===========     ===========

          See accompanying notes to consolidated financial statements.

                  ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES

                                                                     For the Years Ended
                                                                           March 31,
                                                                 ---------------------------
                                                                     2005            2004
                                                                 -----------     -----------

Supplemental information:
  Interest paid                                                    $105,890         $    --
                                                                   ========         =======
  Taxes paid                                                       $  3,414         $ 3,434
                                                                   ========         =======

Supplemental disclosure of non-cash operating
  and financing activities:
    Common stock and warrants issued as consideration
      for consulting services                                      $449,000         $87,850
                                                                   ========         =======

          See accompanying notes to consolidated financial statements.

                  ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED MARCH 31, 2005 and 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

            (a) Consolidation:

                  The consolidated  financial statements include the accounts of
            ADM Tronics Unlimited, Inc. and its subsidiaries (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation.

            (b) Business Activity:

                  The Company is a manufacturer  and  engineering  concern whose principal lines of business are the production and sale of chemical products and manufacturing, selling and leasing of medical equipment and medical devices. The chemical product line is principally comprised of water-based chemical products used in the food packaging and converting industries. These products are sold to customers located in the United States, Australia, and Europe. Medical equipment is manufactured in accordance with customer specification on a contract basis. The medical device product line consists principally of proprietary devices used in the treatment of joint pain, postoperative edema, and tinnitus. These products are sold or leased to customers located in the United States and Asia.

                  For the years  ended  March 31,  2005 and 2004,  the  chemical product line accounted for approximately 68% and 80% of revenues and the medical device product line accounted for approximately 32% and 20%, respectively.

            (c) Cash and Cash Equivalents:

                  The Company  considers all  highly-liquid  investments  with a remaining maturity of three months or less at the time of purchase and excess operating funds invested in cash management and money market accounts to be cash.

                  The Company places its cash and money market  investments with a high credit quality financial institutional At times, such investments may be in excess of the FDIC insurance limit.

            (d) Inventories:

                  Inventories  are  stated  at  the  lower  of  cost  (first-in, first-out method) or market.

            (e) Property and Equipment:

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

            (f) Sonotron Devices:

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

            (g) Sofpulse Units:

                  Sofpulse Units ("Units"),  an FDA cleared device, are included in the consolidated balance sheet under "Equipment held for sale" and "Equipment in use and under lease rental agreements," on a specific identification basis. Included in equipment in use and under lease agreements are Sofpulse Units leased to third parties, Units used internally and Units loaned out for marketing and testing. These Units are depreciated over seven years commencing on the date placed in service.

            (h) Other Assets:

                  Patents  and  patents  assigned  are  stated  at cost  and are included in other assets and are amortized on a straight-line basis over the shorter of their legal or useful lives (15 to 17 years for patents, and 2 years for patents assigned). Amortization expense is expected to be approximately $10,000 in each of the succeeding five years.

                  Deferred financing costs of the private placement offering are being amortized through the five-year maturity dates of the related unsecured notes payable.

                  The valuation of deferred  compensation  related to subsidiary shares and warrants issued is being amortized over their respective vesting periods of 5 to 6 years for those shares and warrants.

            (i) Long-lived Assets:

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

            (j) Revenue Recognition:

                  Sales  revenues are  recognized  when products are shipped and rental and lease revenues are recognized principally on either a monthly or a pay-per use basis in accordance with individual rental or lease agreements and are recognized on a monthly basis as earned. The Company recognizes revenue from the sale of the SofPulse products when the products are shipped to end users. An increasing amount of rental revenue is recognized on a fixed monthly recurring basis as product is utilized by the end-user. Sales returns have been immaterial. Lease revenues through third party distributors have also been immaterial and there have been no sales through third party distributors.

                  The Company's  products are principally  shipped on a "freight
            collect"  basis.   Shipping  and  handling  charges  and  costs  are
            immaterial.

                  Other  income for the year ended  March 31,  2005  consists of legal settlements of $64,833, interest income of $29,106 and miscellaneous income of $2,100. For the year ended March 31, 2004 other income consists of office space rental and technical services of $52,039, interest income of $1,997 and miscellaneous income of $3,853.

            (k) Advertising:

                  Advertising  (approximately  $138,000  and  $4,000 in 2005 and
            2004, respectively) is expensed as incurred and is included with selling, general and administrative expenses in the consolidated statements of operations.

            (l) Net Loss Per Share:

                  The  Company   applies   Statement  of  Financial   Accounting
            Standards No. 128, "Earnings Per Share" (FAS 128). Net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the reported periods. Diluted net loss per share has not been presented for 2005 and 2004 as its results would be anti-dilutive.

            (m) Use of Estimates:

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

NOTE    1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.  (Continued)

            (n) Fair Value of Financial Instruments:

                  The  carrying  values  of  cash,  cash  equivalents,   accrued
            expenses and notes payable approximate their fair values due to the maturity of these instruments, net of discount.

                  The fair value of the officer loan receivable is determined by calculating the present value of the note by a current market rate of interest as compared to the stated rate of interest. The difference between fair value and carrying value is not deemed to be significant.

            (o) Basis of Presentation:

                  The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

            (p) Minority Interest:

                  A  subsidiary,  IVIVI  Technologies,  Inc.  ("IVIVI"),  of the
            Company has a minority interest which owns 31.5% of that company.

                  Since the losses  applicable  to the minority  interest in the
            IVIVI subsidiary exceed the minority interest in the equity capital of the subsidiary, such excess and any further losses applicable to the minority interest are charged against the majority interest, as there is no obligation of the minority interest to make good such losses. However, if future earnings do materialize, the majority interest shall be credited to the extent of such losses previously absorbed.

            (q) New Accounting Pronouncements:

                  In December 2004,  the FASB issued SFAS No.153,  "Exchanges of
            Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The FASB believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes this statement produces financial reporting that more faithfully represents the economics of the transactions. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS 153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the company's overall results of operations or financial position.

                  In December 2004, the FASB issued SFAS No.123  (revised 2004),
            "Share-Based Payment". SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123(R) is applicable for the Company effective the first interim period that starts after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and believes that the impact may be significant to the company's overall results of operations and financial position (a pro forma effect, as estimated by management, is disclosed elsewhere in these notes).

                  In January  2003,  the FASB  issued  FASB  Interpretation  No.
            ("FIN") 46, "Consolidation of Variable Interest Entities" ("FIN 46"). In December 2003, FIN 46 was replaced by FASB interpretation No. 46(R) "Consolidation of Variable Interest Entities." FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46(R) is effective for entities being evaluated under FIN 46(R) for consolidation no later than the end of the first reporting period that ends after March 15, 2004. The Company does not currently have any variable interest entities that will be impacted by adoption of FIN 46(R).

NOTE    2 - CONTINUATION AS A GOING CONCERN.

                  The Company has had  substantial  net losses of $2,324,413 and
            $141,738 for the years ended March 31, 2005 and 2004, respectively. The Company has a stockholders' deficiency of $1,010,391 at March 31, 2005. These factors raise substantial doubt about the ability to continue as a going concern. The significant increase in the net loss for the year ended March 31, 2005 is the result of expanded activities of Ivivi. In anticipation of expanding the Company's subsidiary operation, the Company raised $6,087,500 in a private placement, (see Note 3), and at March 31, 2005 had Cash and cash equivalents of $3,011,631 and working capital of $3,621,149. In addition, as previously stated in Note 1 (p), the Company is not liable for the losses of its subsidiary.

                  The  Company's  net loss for the year ended March 31, 2005 has been principally funded from the net proceeds received from the Private Placement Offering of the 6% Unsecured Notes Payable (see
            Note 3).

                  The  continuation  of  the  Company  as  a  going  concern  is dependent on the Company's ability to increase revenues, in receiving additional financing from outside sources including a public offering of stock of a subsidiary company, and a return to profitable operations. Management is pursuing a number of financing avenues for the subsidiary as well as attempting to secure ongoing revenue relationships for the subsidiary's products.

NOTE    3 - PRIVATE PLACEMENT FINANCINGS.

                  On  December  1,  2004 and  February  11,  2005,  the  Company
            completed private placement financings (collectively, the "Placements") to "accredited investors" only, consisting of an aggregate of $6,087,500 aggregate principal amount of unsecured convertible notes bearing interest at an annual rate of 6%. The notes are due at various times from July 2009 through February 2010, unless converted earlier, and will convert automatically upon the consummation of a public offering into 733,434 shares of IVIVI's common stock, subject to adjustment, plus up to an additional 5,060 shares of IVIVI's common stock for the payment of interest on the notes through April 30, 2005 and 3,708 shares for each month thereafter until the date that IVIVI files a registration statement with the Securities and Exchange Commission and the offering of its common stock is declared effective, assuming each holder elects to have their interest paid in shares of the IVIVI's common stock. Interest on the notes is payable quarterly in cash or shares of our common stock, at the direction of the holder. In addition, commencing March 1, 2005, with respect to the investors holding the notes issued in the private placement that was completed in December 2004, and June 30, 2005, with respect to the investors holding the notes issued in the private placement that was completed in February 2005, the investors will have the additional right to receive interest payments in shares of ADM Tronics common stock in lieu of cash or shares of the IVIVI's common stock. In connection with the issuance of the notes, IVIVI also issued to the investors warrants to purchase an aggregate of 733,434 shares of IVIVI's common stock at $5.70 per share, as well as warrants to purchase an aggregate of 20,991,379 shares of the common stock of ADM Tronics at $.41 per share which warrants to purchase shares of ADM Tronic's common stock automatically expire upon the consummation of a public offering. Under the terms of the notes sold in the private placement that was completed in December 2004 and February 2005, the number of shares of the IVIVI's common stock issuable upon conversion of the notes and exercise of the warrants will increase by 2% for each 30-day period, or portion thereof, after March 1, 2005 and June 30, 2005, respectively, that the registration statement in connection to the public offering of IVIVI's common stock is not declared effective. As a result, as of April 30, 2005, an additional 17,530 shares of common stock underlying the notes and 17,530 shares underlying the warrants will be issuable by IVIVI. Based upon a Black Scholes Option Valuation Model, the value attributable to the warrants issued in the private placement through March 31, 2005 was $325,000. Accordingly, the notes payable were discounted by $325,000. The discount will be amortized over the term of the notes to their maturity date.

                  In conjunction with the issuance of the convertible  debt, the
            Company has issued warrants that have registration rights for the underlying shares. As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares is not controlled by the Company, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet in the amount of $325,000. Upon the registration statement being declared effective, the fair value of the warrants on that date will be reclassified to equity.

                  IVIVI is in the  process  of filing a  Registration  Statement with the Securities and Exchange Commission for the issuance of a portion of its Common Stock.

NOTE    4 - PROPERTY AND EQUIPMENT.

                  Property  and  equipment  at March  31,  2005  consist  of the following:

                  Machinery and equipment                               $277,225
                  Office furniture and fixtures and equipment             34,513
                                                                        --------
                                                                         311,738
                  Less accumulated depreciation and amortization         271,188
                                                                        --------
                                                                        $ 40,550
                                                                        ========

                  Depreciation  and  amortization  on property and equipment for the years ended March 31, 2005 and 2004 aggregated $7,722 and $15,268, respectively.

NOTE    5 - EQUIPMENT IN USE AND UNDER LEASE AGREEMENTS.

                  Equipment in use and under lease  agreements at March 31, 2005 consist of the following:

                  Sofpulse Units                                        $874,580
                  Other Units                                              9,270
                                                                        --------
                                                                         883,850
                  Less accumulated depreciation                          832,059
                                                                        --------
                                                                        $ 51,791
                                                                        ========

                  Depreciation  of equipment  in use and under lease  agreements for the years ended March 31, 2005 and 2004 aggregated $131,470 and $126,965, respectively.

NOTE    6 - OTHER ASSETS.

                  Other assets at March 31, 2005 consist of the following:

                  Patents, net of accumulated amortization of $68,227                                $   91,320

                  Deferred financing costs of private placement offering of unsecured                   670,498
                  convertible notes payable, net of accumulated amortization of $72,000
                  (a)

                  Deferred registration costs of filings with the Securities and                        133,125
                  Exchange Commission (b) by IVIVI

                  Deferred compensation,  valuation of IVIVI's shares and warrants 106,880 issued, net of accumulated amortization of $33,320 (c)

                  Other                                                                                  13,608
                                                                                                     ----------
                                                                                                     $1,015,431
                                                                                                     ==========

                  (a) The valuation of $73,600 of 920,000 IVIVI shares issued in the year ended March 31, 2004 and valuation of $72,000 of 158,959 IVIVI warrants (see Note 10) issued to consultants are being amortized over their respective vesting periods.

                  (b) The costs of $742,498 connected with raising the funds of the private placement offering (see Note 3) are being amortized through the related 6% unsecured notes payable maturity dates.

                  (c) The costs connected with the registration statement which is being filed with the SEC have been deferred. Such costs will be charged to Paid-In Capital if the Registration Statement becomes effective; otherwise, such costs will be charged to operations.

NOTE    7 - INCOME TAXES.

                  The  differences  between  the  income  taxes  and the  amount computed by applying the federal statutory income tax rate of 34% to income before taxes are as follows:

                                                           2005         2004
                                                        ---------    ---------
                  Tax benefit at U.S. statutory rates   ($790,000)   ($ 48,000)
                  Change in valuation allowance           790,000       48,000
                                                        ---------    ---------
                  Income taxes                          $      --    $      --
                                                        =========    =========

                  At March 31,  2005,  the  Company had  deferred  tax assets of approximately $2,280,000 resulting from net operating loss carryforwards. The deferred tax assets are offset by a valuation allowance in the amount of $2,280,000.

                  Deferred  tax  assets,  net  of  a  valuation  allowance,  are recorded when management believes it is more likely than not that tax benefits will be realized. The change in the valuation allowance was based upon the consistent application of management's valuation procedures and circumstances surrounding its future realization.

                  The Company and its  subsidiaries  file  consolidated  Federal income tax returns. As of March 31, 2005, the Company had consolidated net operating loss carryforwards of approximately $6,700,000 that will expire during the years 2006 through 2024.

NOTE    8 - EMPLOYEE BENEFIT PLAN.

                  The  Company  has a 401(k)  Plan  covering  substantially  all employees. Employer matching contributions to the plan are at the discretion of management. There were no employer contributions to the plan for the years ended March 31, 2005 and 2004.

NOTE    9 - COMMITMENTS AND CONTINGENCIES.

            (a) Leases:

                  The  Company  leases its office and  manufacturing  facilities under non-cancelable operating leases.

                  The  approximate  future  minimum  annual  rental  under these leases at March 31, 2005 are as follows:

                   Years Ending:
                  ---------------
                  March 31, 2006                   $ 85,000
                  March 31, 2007                     85,000
                  March 31, 2008                     85,000
                  June 30, 2008                      22,000
                                                   --------
                                                   $277,000
                                                   ========

                  Other leases are month-to-month.

                  Rent expense for all  facilities for the years ended March 31,
            2005 and 2004 was approximately $127,000 and $92,000, respectively.

            (b)   Warranties:

                  The  Company's  medical  devices  are  sold  under  agreements providing for the repair or replacement of any devices in need of repair, at the Company's cost, for up to one year from the date of delivery, unless such need was caused by misuse or abuse of the device.

                  At March 31, 2005,  no amount has been  accrued for  potential warranty costs and such costs are expected to be nominal.

            (c)   Legal Matters:

                  i. The Company is involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. There are no pending material legal proceedings or environmental investigations to which the Company is a party or to which the property of the Company is subject.

                  ii. On May 25, 2005, IVIVI filed a lawsuit against an unrelated company and certain individuals. The complaint alleges that certain confidential information of IVIVI's was disseminated by the individuals to the other company. IVIVI is seeking injunctive relief enjoining the other company, its agents and employees for preliminary and permanent injunctions for compensatory and punitive damages, for an accounting and for attorney's fees and costs.

                        IVIVI has filed a patent infringement suit against the other company to protect its proprietary interests. Legal counsel for the other company advised that several documents were forwarded to intellectual property counsel of the other company related to the filing of a patent infringement suit against ADM Tronics and its subsidiaries. Based upon the foregoing, there is the possibility of litigation and counterclaims. It is certainly possible and would not be unexpected for the other company to file a counterclaim against IVIVI.

                  iii. On April 30, 2004, the Company entered into a termination agreement with a lessor of some of the SofPulse Units. The lessor agreed to pay the Company $85,000 and return the rental units that were leased. In the opinion of management, the agreement's termination did not have a material adverse effect on rental income of the Company.

                  The  Company  believes  that the  ultimate  resolution  of the foregoing matters will not have a material adverse impact on the Company's cash flows or financial condition.

            (d)   Contractual Agreements:

                  i. On September 9, 2004 and on October 17, 2004, IVIVI entered into Sponsored Research Agreements with the Montefiore Medical Center ("Montefiore"). Both agreements support research at Montefiore in areas related to IVIVI's fields of interest. The agreement dated September 9, 2004, is for a period of one year and the committed funding amount is $28,750. The agreement dated October 17, 2004, remains in effect until December 31, 2009 and the committed funding amount is $495,685. The research and development costs are being expensed over a one year period from inception of the agreements.

                  ii. Effective January 1, 2004, IVIVI entered into a Consulting Agreement with the Chairman of the department of Plastic Surgery at Montefiore Medical Center pursuant to which IVIVI engaged the consultant to render consulting services to it for a term of six years with automatic one-year renewals. Pursuant to the consulting agreement, the consultant serves as Medical Director and Chairman of IVIVI's Medical Advisory Board and advises IVIVI on technological developments, future clinical and research applications and product development and efficacy in the pulsed magnetic frequencies field.

                        In exchange for the consultant's consulting services, the consultant received 80,000 shares of IVIVI's common stock, 10,000 of which vested immediately upon the Company's entering into the consulting agreement with him, 17.5% of which vested on January 5, 2005 and the remaining 70% of which shall vest in three equal yearly installments on January 5 of each year from January 5, 2006 through January 1, 2009. In addition, IVIVI has agreed to pay the consultant an annual bonus (not to exceed $500,000) equal to the sum of 0.5% of that portion of IVIVI's annual revenues in excess of $20 million and up to $80 million, 0.25% of that portion of IVIVI's annual revenues in excess of $120 million. IVIVI has also agreed to pay the consultant a royalty equal to 0.05% of revenues received for practicing and/or commercializing any "new inventions" (as such term is defined in the agreement) developed by the consultant under the agreement. Bonuses and royalties payable for the fiscal years ended March 31, 2006 and 2007 are subject to a cap of 10% of IVIVI's pre-tax profit (after deduction of such bonuses and royalty payments) for such fiscal years. Bonuses and royalties payable under the consulting agreement are also subject to certain adjustments for returns, allowances or setoffs, to the consultant's compliance with the non-compete provisions of IVIVI's consulting agreement and certain other restrictions.

                  iii. On April 1, 2005, IVIVI entered into an agreement with Global Medical LLC in which Global will provide certain management services in regard to medical devices and products manufactured, distributed, sold or rented by IVIVI. The term of the agreement commences October 1, 2005 for a two year period during which Global will be paid a monthly fee of $45,000 and earn a certain percentage of each sale or rental Global makes of IVIVI's products. During the term of the agreement, IVIVI has the right to purchase some or all of the assets of Global utilized in the performance of the management services in exchange for IVIVI's assumption of certain on-going salary obligations of Global and IVIVI's issuance of equity securities to Global.

            (e)   Other:

                  The Centers for Medicare and Medicaid  Services  have issued a
            National Coverage Determination (NCD) providing coverage for the use of the Company's SofPulse medical device for treatment of wounds. The issuance of the NCD enables nursing homes, hospitals, physicians and rehabilitation clinics to obtain reimbursement for treatment of chronic, non-healing wounds with the Company's SofPulse medical devices.

NOTE   10 - STOCKHOLDERS' EQUITY.

            (a) Stock Options and Warrants:

                  From  time to  time,  the  Company  grants  stock  options  to directors, officers and outside consultants.

                  A summary of the Company's  stock option  activity and related information for the years ended March 31, 2005 and 2004, is as follows:

                                                      Year Ended             Year Ended
                                                    March 31, 2005         March 31, 2004
                                                   -----------------   ----------------------
                                                            Weighted                 Weighted
                                                            Average                  Average
                                                            Exercise                 Exercise
                                                   Options   Price     Options        Price
                                                   -------  --------   -------       --------
                  Outstanding at beginning of year    --     $ --     5,192,819     $ 0.2927
                  Granted                             --       --            --           --
                  Expired                             --       --    (5,192,819)     (0.2927)
                                                     ----    -----    ---------     --------
                  Outstanding at end of year          --     $ --            --     $     --
                                                     ====    =====    =========     ========
                  Exercisable at end of year          --     $ --            --     $     --
                                                     ====    =====    =========     ========

                  IVIVI has  instituted  a stock option plan for the issuance of
            1,500,000  shares.  As of March  31,  2005  and  2004,  751,200  and
            686,500, respectively, options were awarded, with 748,800 reserved for future issuance. The option holder, upon receiving the grant is immediately vested in 20% of the grant and the option holder earns a continuing vesting right of the remaining balance for each of the next four years of service with IVIVI. The options have exercise prices ranging from $.10 to $10.00.

                  SFAS  No.  123,  "Accounting  for  Stock-based  Compensation,"
            defines a fair value method of accounting for an employee stock option. SFAS No. 123 allows a company to continue to measure compensation costs for these plans using APB No. 25 and related interpretations. IVIVI has elected to continue using APB No. 25 for accounting for its employee stock compensation plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan. If IVIVI had determined compensation cost for its stock option plan based on the fair value at the grant dates for awards under the plan, consistent with the method prescribed by SFAS 123, IVIVI's net loss and loss per share would have been increased to the pro forma amounts as follows:

                                                   For the Years Ended March 31,
                  IVIVI Data                            2005             2004
                  ----------                            ----             ----

                  Rental income                        $330,635        $106,085
                  Net loss                          ($2,406,989)      ($224,760)
                  Net loss pro forma                ($2,575,907)      ($313,750)
                  Shares - basic                      2,920,000       2,230,000
                  Basic loss per share                    ($.82)          ($.10)
                  Basic loss per share pro forma          ($.88)          ($.13)

                  In August 2004 and  February  of 2005,  IVIVI  issued  158,959 warrants to purchase shares of IVIVI's common stock to consultants with an exercise price of $9.13 per share. The fair market of the warrants is $72,000. The valuation of the warrants is amortized over a five year vesting period with the fair market value having been credited to paid in capital.

                  During the fiscal year ended March 31, 2005,  the  underwriter for the private placement was issued 87,938 IVIVI warrants for financial services performed valued at $33,000 which was charged to operations.

            (b)   Common Stock:

                  In November 2003, a consulting  company  provided  services to the Company valued at $15,000 and acquired 1,500,000 non-registered common shares of the Company.

                  In January  2004,  a group of  individuals  provided  services valued at $73,600 for IVIVI and received 920,000 common shares of IVIVI, approximately 31.5% of the subsidiary's common stock. The valuation of the shares is being amortized over a five year vesting period with the fair market value having been credited to paid-in capital.

                  In December 2004, a consulting  company  provided  services to the Company valued at $20,000 and acquired 2,000,000 non-registered common shares of the Company.

NOTE   11 - SEGMENT INFORMATION, GEOGRAPHICAL INFORMATION,
            MAJOR CUSTOMERS, AND CREDIT CONCENTRATION.

            (a)   Segment Information:

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

                  Information about segment operations follows:

                  Year Ended March 31, 2005          Chemical       Medical           Total
                  -------------------------          --------       -------           -----
                  Revenues                         $   876,679    $   409,394     $ 1,286,073
                  Interest revenue                       4,161         24,946          29,107
                  Interest expense                       1,228        179,528         180,756
                  Depreciation and amortization          8,304        130,909         139,213
                  Segment income (loss)                 96,537     (2,420,950)     (2,324,413)
                  Segment assets                       934,382      4,316,495       5,250,877
                  Year Ended March 31, 2004          Chemical       Medical           Total
                  -------------------------          --------       -------           -----
                  Revenues                         $   887,312    $   218,055     $ 1,105,367
                  Interest revenue                       1,997             --           1,997
                  Interest expense                       8,100             --           8,100
                  Depreciation and amortization         12,661        134,814         147,475
                  Segment loss                         101,747       (224,760)       (141,738)
                  Segment assets                       647,202        500,353       1,147,555

NOTE   11 - SEGMENT INFORMATION, GEOGRAPHICAL INFORMATION,
            MAJOR CUSTOMERS, AND CREDIT CONCENTRATION.

            (b)   Geographical Information:

                  Sales and rentals to unaffiliated customers, based on location of customer, is as follows:

                                                        Years Ended March 31,
                                                       2005              2004
                                                     --------          --------
                  Chemical Segment:
                    United States                    $797,020          $813,273
                    Foreign countries                  79,659            74,039
                                                     --------          --------
                                                     $876,679          $887,312
                                                     ========          ========
                  Medical Segment:
                    United States                    $338,058          $110,974
                    Asia                               71,337           100,579
                    Other foreign countries                --             6,502
                                                     --------          --------
                                                     $409,395          $218,055
                                                     ========          ========

            (c)   Major Customers:

                  Sales to individual unaffiliated customers in excess of 10% of net sales to unaffiliated customers are shown below.

                                                        Years Ended March 31,
                                                       2005              2004
                                                     --------          --------

                  Chemical Segment:
                    Customer A                       $271,124          $255,254
                                                     ========          ========
                    Customer B                       $144,831          $169,281
                                                     ========          ========

                  Medical Segment                    $     --          $     --
                                                     ========          ========

NOTE   12 - RESTATEMENT.

                  The  financial  statements  as at and for the year ended March
            31, 2004 have been restated to reflect the fair market value of 920,000 shares of IVIVI's common stock issued in the fourth qarter of the fiscal year ended March 31, 2004 to officers, employees, and others in the amount of $73,600 and $4,000 additional amortization of the related deferred compensation for the year ended March 31, 2004.

                  Certain  amounts in the year ended  March 31,  2004  financial statements have been reclassified for comparative purposes.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

Item 8A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

         During the fourth quarter of the Company's fiscal year ended March 31, 2005, the Company's management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization, and reporting of information in the Company's periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to the Company, including its subsidiaries, is made known to the Company's management, including these officers, by other of the Company's employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The Company's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

         Based on that evaluation as of March 31, 2005, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

         There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this Annual Report on Form 10-KSB relates that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Internal Control over Financial Reporting.

         There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.      Other Information

         None.

PART III

Item 9. Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The following table sets forth the names, positions and ages of the Company's executive officers and directors. All of the Company's directors serve until the next annual meeting of stockholders or until their successors are elected and qualify. Officers are elected by the board of directors and their terms of offices are, except to the extent governed by employment contracts, at the discretion of the board of directors.

                Name                          Age          Position
                ----                          ---          --------
                Andre' Di Mino                49           President, Chief Executive Officer and Director
                Vincent Di Mino               79           Vice President of Production and Director
                David Saloff                  52           Director

         Andre' Di Mino has served as President of the Company since December 2001 and a director of the Company since 1987. Prior thereto, Mr. Di Mino served as Executive Vice President and Chief Operating Officer since 1991 and Secretary and Treasurer of the Company since 1978. Mr. Di Mino also served as the Technical Director of ADM Tronics from 1982 to 1991. Mr. Di Mino has also served as Chairman and Chief Financial Officer of Ivivi since January 2004 and served as President of Ivivi from 1989 to December 1993.

         Vincent Di Mino has served as Vice President of Production of the Company since 1969 and as a director of the Company since August 1987. Mr. Di Mino has also served as a director of Ivivi since 1989.

         David Saloff has served as a director of the Company since 2001. From 1999 to 2003, Mr. Saloff served as President of Lifewaves International Inc., a health and wellness start-up company.] Prior thereto Mr. Saloff served as Vice President of Electropharmacology, Inc., from which the Company acquired the SofPulse technology referred to elsewhere herein. Mr. Saloff has also served as President and Chief Executive Officer and a director of Ivivi since 2004.

         The terms of office of each of the directors and officers expire upon the election of their respective successors.

         Vincent Di Mino is Andre' Di Mino's uncle. There is no other family relationship between any of the Company's directors or executive officers.

Audit Committee and Audit Committee Financial Expert

         Because of the Company's ongoing efforts to engage qualified board members, the Company does not have a separately designated audit committee or compensation committee at this time. Accordingly, the Company's Board of Directors also has determined that the Company does not have an audit committee financial expert. The Company continues to seek new board members in order to appoint a separately designated audit committee. The functions which would be performed by an audit committee are performed by the Board of Directors as a whole.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Exchange Act, and the rules and regulations of the Securities and Exchange Commission promulgated thereunder, requires the Company's directors, executive officers and persons who own beneficially more than 10% of the Company's common stock to file reports of ownership and changes in ownership of such stock with the Securities and Exchange Commission. Based solely upon a review of such reports, the Company believes that all of its directors, executive officers and 10% stockholders complied with all applicable
Section 16(a) filing requirements during the Company's last fiscal year.

Code of Ethics

         The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of such Code of Ethics has been filed as Exhibit 14.1 to this Annual Report on Form 10-K.

Item 10. Executive Compensation

         The following table provides certain summary information for the fiscal years ended March 31, 2005, 2004 and 2003 concerning compensation paid, or accrued, by the Company to, or on behalf of, the Company's President and Chief Executive Officer (the "Named Officer"). Other than the Company's President and Chief Executive Officer, the Company does not have any executive officers of the Company whose total annual salary and bonus exceeded $100,000 during the fiscal year ended March 31, 2005.

                           Summary Compensation Table

                                                                      Annual Compensation
                                                              ----------------------------------
        Name and                                     Fiscal                         Other Annual
        Principal Position                            Year    Salary     Bonus      Compensation
        ------------------                            ----    ------     -----      ------------
        Andre' Di Mino                                2005    $88,664     --             --
        President and Chief Executive Officer         2004    $86,600     --             --
                                                      2003    $83,000     --             --

Option Grants in Last Fiscal Year

         There were no stock options to purchase shares of the Company's common stock granted to Mr. Di Mino during the fiscal year ended March 31, 2005.

Aggregated  Option  Exercises  in Last  Fiscal Year and Fiscal  Year-End  Option
Values

         Mr. Di Mino did not hold any stock options to purchase shares of the Company's common stock at any time during the fiscal year ended March 31, 2005 or at March 31, 2005. Accordingly, Mr. Di Mino did not exercise any stock options during the fiscal year ended March 31, 2005.

Employment   Contracts,   Terminations   of  Employment  and   Change-In-Control
Arrangements

         The Company does not have any employment contracts with any person.

Directors' Compensation

         The Company does not pay fees to its directors, nor does it reimburse its directors for expenses incurred.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The following table sets forth information regarding ownership of shares of Company's common stock, as of June 29, 2005, by (i) each person known to the Company to be the owner of 5% or more of the Company's common stock (ii) each director and director nominee of the Company, (iii) each Named Officer, and
(iv) all directors and officers of the Company as a group. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of the Company's common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of any shares of Common Stock over which he or she has or shares, directly or indirectly, voting or investment power; or of which he or she has the right to acquire beneficial ownership at any time within 60 days after June 29, 2005. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" includes the power to dispose or direct the disposition of shares. Common Stock beneficially owned and percentage ownership is based on 53,882,037 shares of Common Stock outstanding as of June 29, 2005.

                                                     Number of Shares
Name and Address                                     Beneficially Owned        Percentage
Andre' Di Mino ....................................    20,856,935                 38.7%
c/o ADM Tronics Unlimited, Inc.
224-S Pegasus Ave.
Northvale, NJ 07647

Vincent Di Mino ...................................     6,987,928 (2)             13.0%
c/o ADM Tronics Unlimited, Inc.
224-S Pegasus Ave.
Northvale, NJ 07647

David Saloff ......................................             0                  0.0%
c/o ADM Tronics Unlimited, Inc.
224-S Pegasus Ave.
Northvale, NJ 07647

Sherleigh Associates Defined ......................     6,896,552 (3)             11.3%
  Benefit Pension Plan
660 Madison Avenue, 15th floor
New York, New York  10021

Eugene Stricker ...................................     4,250,000 (4)              7.9%
c/o Fifth Avenue Venture Capital Partners
42 Barrett Road
Lawrence, NY 11559

Heiko H. Thieme ...................................     3,617,500 (5)               6.7%
1370 Ave of the Americas
New York, NY 10019

Burton Friedlander ................................     3,313,900 (6)              6.2%
104 Field point Road.
Greenwich, CT 06830

ProMed Offshore Fund II, Ltd. .....................     3,275,862 (7)              5.7%
237 Park Avenue, 9th Floor
New York, NY 10021

All Executive Officers and Directors as a group ...    27,844,863 (8)             51.7%
(three persons)

(1) Includes 9,172,696 shares of the Company's common stock directly owned by Andre Di Mino; 1,700,000 shares of the Company's common stock held by the Andre' Di Mino Irrevocable Trust, a Trustee and the beneficiary of which is Andre' Di Mino, who may be deemed to be a beneficial owner of such shares; 1,700,000 shares of the Company's common stock held by the Maria Elena Di Mino Trust, a Trustee of which is Andre' Di Mino, who may be deemed to be a beneficial owner of such shares by reason of his power to vote such shares; 1,700,000 shares of the Company's common stock held by the Maurice Di Mino Irrevocable Trust, a Trustee of which is Andre' Di Mino, who may be deemed to be a beneficial owner of such shares by reason of his power to vote such shares; 1,004,239 shares of the Company's common stock, which are held by the Estate of Dr. Alfonso Di Mino (the "Di Mino Estate"), the administrator of which is Andre' Di Mino who may be deemed to be a beneficial owner of such shares by reason of his power to vote such shares, and of which Andre Di Mino, as a beneficiary of the Di Mino Estate, is entitled to receive 167,374 shares; 1,330,000 shares of the Company's common stock, which the Di Mino Estate has the power to vote pursuant to an agreement dated July 8, 1987, and with respect to which Andre' Di Mino may be deemed to be a beneficial owner by reason of his power to vote such shares in his capacity as administrator of the Di Mino Estate; and 4,250,000 shares of the Company's common stock held by Eugene Stricker, of which Andre' Di Mino may be deemed to be a beneficial owner by reason of his power to vote such shares pursuant to an agreement.

(2) Includes 1,287,928 shares of the Company's common stock directly owned by Mr. Vincent Di Mino, 300,000 shares of the Company's common stock owned by the spouse of Vincent Di Mino, as to which Mr. Di Mino disclaims beneficial ownership; 300,000 shares of the Company's common stock owned by a child of Mr. Di Mino, who resides in Mr. Di Mino's home, as to which Mr. Di Mino disclaims beneficial ownership; and 5,100,000 shares of the Company's common stock of which 1,700,000 shares are held by each of the Andre' Di Mino Irrevocable Trust, the Maria Elena Di Mino Irrevocable Trust and the Maurice Di Mino Irrevocable Trust, a Trustee of which is Vincent Di Mino, who may be deemed to be a beneficial owner of the shares held by such trusts by reason of his power to vote such shares.

(3) Includes up to 6,896,552 shares of the Company's common stock issuable after June 30, 2005 upon conversion of an unsecured convertible promissory note. Does not include shares of the Company's common stock underlying warrants that are not exercisable until after June 30, 2005 and unless such shares are registered for resale with the SEC.

(4) Mr. Di Mino may be deemed to be a beneficial owner of such shares by reason of his power to vote such shares pursuant to an agreement. Reference is also made to Footnote No. 1.

(5) Includes 2,000,000 shares of the Company's common stock owned by The American Heritage Fund, Inc. and 1,617,500 shares of the Company's common stock Owned by The Global Opportunity Fund Limited, each of which Mr. Thieme is a principal.

(6) Includes 2,896,600 shares of the Company's common stock owned by Friedlander International Limited, of which Mr. Friedlander is a principal.

(7) Includes up to 3,275,862 shares of the Company's common stock issuable after June 30, 2005 upon conversion of an unsecured convertible promissory note. Does not include shares of the Company's common stock underlying warrants that are not exercisable until after June 30, 2005 and unless such shares are registered for resale with the SEC.

(8)      Reference is made to Footnote Nos. 1 and 2.

Item 12. Certain Relationships and Related Transactions

Loans

         In March 2005, the Company repaid the outstanding principal and interest in the amount of approximately $170,000 owed to the Estate of Dr. Alfonso Di Mino, Andre' Di Mino's father, pursuant to a note issued to the Company in February 2001. The proceeds of this note were used for Ivivi's working capital.

         From time to time, the Company has loaned funds to Andre' Di Mino at an interest rate of 3% per annum. The largest aggregate amount of indebtedness, including interest, outstanding at any time since the beginning of the Company's fiscal year ended March 31, 2003 was approximately $89,900 and the amount of principal and interest outstanding as of March 31, 2005 was approximately $88,600.

Transactions with Ivivi

         Andre' Di Mino, the Company's President and Chief Executive Officer, owns approximately 13.4% of the outstanding common stock of Ivivi, one of the Company's majority-owned subsidiaries, and serves as Chairman and Chief Financial Officer of Ivivi. During the past two years, the Company and Ivivi have engaged in the transactions set forth below:

         Private Placements

         In December 2004 and February 2005, the Company, together with Ivivi, its majority-owned subsidiary, completed two private placements pursuant to which they issued, jointly and severally, unsecured convertible notes in an aggregate principal amount of $3,637,500 and $2,450,000, respectively. The proceeds of the private placements are being used primarily by Ivivi for the research and development and sales and marketing of the SofPulse device line of products and for the research and development of other potential products being developed by Ivivi. See "Description of Business -- Recent Developments."

         Amounts Owed to the Company.

         As of March 31, 2005, Ivivi owed approximately $2.5 million to the Company. No interest is payable on such amount. Such amount was incurred in connection with the funding of operations under the terms of the management services agreement, as well as in connection with the manufacturing of Ivivi's SofPulse device under the terms of the manufacturing agreement, since 1998. Each of such agreements are described below.

         Management Services Agreement

         The Company entered into a management services agreement, dated as of August 15, 2001, with Ivivi, SMI and Pegasus under which the Company provides such subsidiaries with management services and allocates portions of its real property facilities for use by such subsidiaries for the conduct of their respective businesses. The management services provided by the Company under the management services agreement include managerial and administrative services, marketing and sales services, clerical and communication services, the maintenance of a checking account and the writing of checks, the maintenance of accounting records and other services in the ordinary course of business. The subsidiaries pay the Company for such services on a monthly basis pursuant to an allocation determined by the Company and such subsidiaries based on a portion of its applicable costs plus any invoices it receives from third parties specific to each such subsidiary. The Company's subsidiaries also use office, manufacturing and storage space in a building located in Northvale, New Jersey, currently leased by the Company, pursuant to the terms of the management services agreement. The Company determines the portion of space allocated to each subsidiary on a monthly basis, and the subsidiaries are required to reimburse the Company for their respective portions of the lease costs, real property taxes and related costs.

         Ivivi accrued an aggregate of approximately $51,000, $42,000 and $199,000 for management services and the use of real property provided to it by the Company pursuant to the management services agreement during the three months ended June 30, 2005, the fiscal year ended March 31, 2005 and the fiscal year ended March 31, 2004, respectively.

         Manufacturing Agreement

         The Company, Ivivi and SMI are parties to a manufacturing agreement, dated as of August 15, 2001, and as amended in February, 2005. Under the terms of the agreement, the Company has agreed to serve as the exclusive manufacturer of all current and future medical and non-medical electronic and other devices or products to be sold or rented by the subsidiaries. For each product that the Company manufactures for each subsidiary, the subsidiary pays the Company an amount equal to 120% of the sum of (i) the actual, invoiced cost for raw materials, parts, components or other physical items that are used in the manufacture of the product and actually purchased for such subsidiary by the Company, if any, plus (ii) a labor charge based on the Company's standard hourly manufacturing labor rate, which the Company believes is more favorable than could be attained from unaffiliated third-parties. The Company generally purchases and provides the Company with all of the raw materials, parts and components necessary to manufacture the subsidiaries' products. Under the terms of the agreement, if the Company is unable to perform its obligations to either subsidiary under the manufacturing agreement or is otherwise in breach of any provision of the manufacturing agreement, such subsidiary has the right, without penalty, to engage third parties to manufacture some or all of its products. In addition, if a subsidiary elects to utilize a third-party manufacturer to supplement the manufacturing being completed by the Company, such subsidiary has the right to require the Company to accept delivery of its products from these third-party manufacturers, finalize the manufacture of the products to the extent necessary and ensure that the design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process have been met. Reference is made to "Item 1. Description of Business--Manufacturers and Suppliers."

         Ivivi has accrued amounts owed to the Company of approximately $9,000, $42,000 and $46,000 for the Company's manufacture of its products pursuant to the manufacturing agreement during the three months ended June 30, 2005, the fiscal year ended March 31, 2005 and the fiscal year ended March 31, 2004, respectively. The amounts owed to the Company by SMI for the Company's manufacture of its products pursuant to the manufacturing agreement during such periods were not material.

         The Company believes that all of the transactions set forth above were made on terms no less favorable to the Company than could have been obtained from unaffiliated third parties.

Item 13. Exhibits

         Exhibit No.        Description
         -----------        -----------
         3.1                Certificate of  Incorporation  and  amendments  thereto filed on August 9, 1976 and May 15,
                            1978 is incorporated by reference to Exhibit 3(a) to the Company's  Registration  Statement
                            on Form 10 (File No. 0-17629) (the "Form 10").

         3.2                Certificate  of  Amendment  to  Certificate  of  Incorporation  filed  December  9, 1996 is incorporated  by reference to Exhibit 3(a) to the  Company's  Annual  Report on Form 10-KSB
                            for the fiscal year ended March 31, 1997.

         3.3                By-Laws are incorporated by reference to Exhibit 3(b) to the Form 10.

         4.1                Warrant issued to the Global  Opportunity Fund Inc. is incorporated by reference to Exhibit
                            4.1 to Amendment  No. 1 to the  Company's  Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998.

         4.2                Warrant  issued to Heiko H.  Thieme is  incorporated  by  reference  to Exhibit  4.2 to the
                            Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999.

         4.3                Form of Company  Warrant  issued to certain  investors  (one in a series of  warrants  with identical  terms) is  incorporated  by  reference to Exhibit 4.1 to the  Company's  Current
                            Report on Form 8-K dated February 11, 2005

         4.4                Form of Ivivi  Warrant  issued  to  certain  investors  (one in a series of  warrants  with identical  terms) is  incorporated  by  reference to Exhibit 4.2 to the  Company's  Current
                            Report on Form 8-K dated February 11, 2005

         4.5                Form of Note issued to certain  investors (one in a series of notes with  identical  terms)
                            is  incorporated  by reference to Exhibit 4.3 to the Company's  Current  Report on Form 8-K
                            dated February 14, 2005.

         9.1                Trust  Agreements  of  November  7, 1980 by and  between  Dr.  Alfonso  Di Mino et al.  are incorporated  by reference to Exhibit 9 to the  Company's  Annual Report on Form 10-KSB for
                            the fiscal year ended March 31, 1993.

         10.1               Memorandum of Lease by and between the Company and Cresskill  Industrial  Park III dated as of August 26, 1993 is hereby  incorporated  by reference to Exhibit  10(a) to the Company's
                            Annual Report on Form 10-KSB for the fiscal year March 31, 1994.

         10.2               Agreement  of July 8, 1987 by and between  Donna Di Mino,  Dr.  Alfonso Di Mino,  et al. is hereby  incorporated  by reference to Exhibit 10(q) to the Company's  Annual Report on Form
                            10-KSB for the fiscal year ended March 31, 1993.

         10.3               Agreement of March 21, 2002 by and between the Company and New England  Acquisitions,  Inc.
                            is hereby  incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form
                            10-KSB for the fiscal year ended March 31, 2002.

         10.4               Agreement of April 29, 2003 by and between Vet-Sonotron Systems, Inc. and THM Group, LLC is hereby  incorporated  by reference the Exhibit 10.4 to the Company's  Annual Report on Form
                            10-KSB for the fiscal year ended March 31, 2003.

         10.5               Agreement of January 17, 2003 by and between the Company and Fifth Avenue  Venture  Capital
                            Partners is hereby  incorporated  by  reference  to Exhibit  10.5 to the  Company's  Annual
                            Report on Form 10-KSB for the fiscal year ended March 31, 2003.

         10.6               Amended and Restated Manufacturing  Agreement,  dated February 10, 2005, among the Company,
                            Ivivi Technologies, Inc. and Sonotron Medical Systems, Inc.

         10.7               Management   Services  Agreement,   dated  August  15,  2001,  among  the  Company,   Ivivi
                            Technologies,  Inc.,  Sonotron Medical  Systems,  Inc. and Pegasus  Laboratories,  Inc., as
                            amended.

         10.8               Agreement of April 3, 2004 by and between the Company and Carepoint  Group is  incorporated by reference to Exhibit 10.6 to the  Company's  Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004.

         10.9               Placement  Agency Agreement of May 20, 2004 by and between the Company and Maxim Group LLC.
                            is  incorporated  by reference to Exhibit 10.1 to the Company's  Current Report on Form 8-K
                            dated December 1, 2005.

         10.10              Agreement of April 1, 2005 by and between Ivivi Technologies, Inc. and Global Medical,
                            L.L.C.

         14.1               Code of Ethics

         21.1               Subsidiaries of the Company.

         31.1               Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the
                            Sarbanes-Oxley Act of 2002

         32.1               Certification of the Chief Executive Officer of the Company pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002

Item 14. Principal Accountant Fees and Services

Audit Fees

         The aggregate fees billed for professional services rendered by Weinick Sanders Leventhal & Co., LLP for the audit of the Company's annual consolidated financial statements for the fiscal year ended March 31, 2005, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for the fiscal year ended March 31, 2005, were $ $32,000. The aggregate fees for professional services rendered by Weinick Sanders Leventhal & Co., LLP for the audit of the Company's annual consolidated financial statements for the fiscal year ended March 31, 2004, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for the fiscal year ended March 31, 2004, were $24,750.

Audit-Related Fees

         The aggregate fees billed in each of the fiscal years ended March 31, 2005 and March 31, 2004 for assurance and related services by Weinick Sanders Leventhal & Co., LLP that are reasonably related to the performance of the audit or review of the Company's financial statements were $0 and $0, respectively.

Tax Fees

         The aggregate fees billed in each of the fiscal years ended March 31, 2005 and March 31, 2004 for professional services rendered by Weinick Sanders Leventhal & Co., LLP for tax compliance, tax advice, and tax planning were $2,500 and $2,500, respectively.

All Other Fees

         The aggregate fees were billed in each of the fiscal years ended March 31, 2005 and March 31, 2004 for products and services provided by Weinick Sanders Leventhal & Co., LLP (other than those covered above under "Audit Fees," "Audited-Related Fees" and "Tax Fees") were $7,500 and $2,500 respectively. The other fees billed in the year ended March 31, 2005 were for services rendered in connection with Ivivi's Registration Statement on Form SB-2.

Audit Committee Administration of the Engagement

         The Company does not have an audit committee.

         Less  than  50%  of  hours  expended  on  the  principal   accountant's
engagement to audit the Company's financial statements for Weinick Sanders Leventhal & Co., LLP were attributed to work performed by persons other than Weinick Sanders Leventhal & Co., LLP's full-time, permanent employees.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of July, 2005.

                                        ADM TRONICS UNLIMITED, INC.

                                        By:  /s/ Andre' DiMino
                                             -----------------
                                             Andre' Di Mino
                                             Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                          Title                                 Date
      ---------                          -----                                 ----
/s/ Andre' Di Mino            Chief Executive Officer (Principal           July 14, 2005
------------------            Executive Officer, Principal
Andre' Di Mino                Financial Officer and Principal
                              Accounting Officer) and Director


/s/ Vincent Di Mino           Director                                     July 14, 2005
-------------------
Vincent Di Mino


/s/ David Saloff              Director                                     July 14, 2005
----------------
David Saloff