Form 10QSB
period 2005-06-30
ADM TRONICS UNLIMITED INC/DE
filed 2005-08-22
CIK 849401

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2005

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

                  224 Pegasus Ave., Northvale, New Jersey 07647
                     (Address of Principal Executive Offices)

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

             53,882,037 shares of Common Stock, $.0005 par value,
                           as of August 22, 2005

                       ADM TRONICS UNLIMITED, INC.

                                 INDEX
                                                            Page Number
Part I. Financial Information

Item 1. Consolidated Financial Statements:

  Consolidated Balance Sheets - June 30, 2005
     and March 31, 2005                                          3

  Consolidated Statements of Operations - For the
     three months ended June 30, 2005 and 2004                   4

  Consolidated Statements of Cash Flows - For the
     three months ended June 30, 2005 and 2004                   5

  Notes to Consolidated Financial Statements                     6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                            7

Item 3. Controls and Procedures                                  12

Part II. Other Information                                       13

Item 6.  Exhibits and Reports on Form 8-K                        13

                ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                                          June          March
                                                        30, 2005      31, 2005
                                                      (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                             $1,722,441   $3,011,631
 Accounts receivable, net of allowance for doubtful
  accounts of $132,827 and $72,593, respectively           92,679      102,691
 Inventories:
  Raw materials and supplies                              170,031      124,393
  Finished goods                                          183,805      204,074
 Equipment held for sale                                  342,820      331,832
 Prepaid expenses and other current assets                389,360      319,296
    Total current assets                                2,901,136    4,093,917

Property and equipment, net of accumulated
 depreciation of $275,483 and $271,188, respectively       53,319       40,550

Equipment in use and under rental agreements, net of
 accumulated depreciation of $862,497 and $832,059,
 respectively                                              21,353       51,791
Loan receivable, officer                                   49,188       49,188
Other assets                                              103,107      104,928
Deferred loan costs, net                                  581,446      570,498
Deferred consulting expense                                93,245      105,880
Deferred offering costs                                   187,891      133,125
    Total assets                                       $4,090,585   $5,250,877

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable-trade                                $  230,165   $  172,978
 Accrued expenses and other current liabilities           178,480      299,790
 Interest payable                                         116,140         -
    Total current liabilities                             524,785      472,768

Convertible debentures payable, net of
 unamortized debt discount of $283,255 and
 $299,000, respectively                                 5,804,244    5,788,500
 Warrants issued with registration rights                 325,000      325,000
    Total liabilities                                   5,554,029    5,585,258

Stockholders' deficit:
 Preferred stock, $.01 par value, 5,000,000
  authorized, no shares issued and outstanding               -            -
 Common stock, $.0005 par value, 150,000,000
  authorized 53,882,037 issued and outstanding             26,941       26,941
 Additional paid-in capital                             7,022,397    7,003,968
 Accumulated deficit                                   (9,612,682)  (8,366,300)
      Total stockholders' deficit                      (2,563,344)  (1,335,391)
    Total liabilities and stockholders' deficit        $4,090,685   $5,250,877

      See accompanying notes to consolidated financial statements.

                  ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIOS ENDED JUNE 30, 2005 AND 2004
                                  (Unaudited)


                                                  THREE MONTHS ENDED
                                                       June 30,
                                                   2005        2004


       Revenues                                $  321,010    $ 385,297

       Costs and expenses:
        Cost of revenue                           133,262      169,579
        Research and development                  167,349         -
        Interest and finance costs, net            95,340          (67)
        Selling, general and administrative     1,171,441      191,807

           Total operating expenses             1,567,392      361,319


       Net (loss) income                      ($1,246,382)   $  23,978


       Net loss per share, basic and diluted   $    (0.02)   $    0.00


       Weighted average shares
        outstanding                            53,882,037   51,882,037




         See accompanying notes to consolidated financial statements.

                ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTH PERIOS ENDED JUNE 30, 2005 AND 2004
                              (Unaudited)
                                                       THREE MONTHS ENDED
	                                                       JUNE 30,
	                                                   2005       2004
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                  $(1,246,382)    23,978
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                         36,533     33,309
   Stock based compensation                               6,185       -
   Amortization of loan costs                            54,976       -
   Bad debts                                             55,490       -
  Changes in operating assets and liabilities:
   (Increase) decrease in:
   Accounts receivable--trade                           (45,478)   (45,667)
   Inventories and equipment held for sale              (36,357)    62,513
   Prepaid expenses                                     (70,064)    (6,059)
   Deposits and other assets                               -         1,311
   Increase (decrease) in:
   Accounts payable and accrued expenses                 27,716    (32,311)
   Accrued expenses and other                              -        (4,561)

 Net cash (used) provided by operating activities    (1,217,381)    32,513

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                    (17,043)      -

Net cash used by investing activities                   (17,043)      -

CASH FLOWS FROM FINANCING ACTIVITIES:
 Deferred offering costs                                (54,766)   (19,785)

 Net cash provided by financing activities              (54,766)   (19,785)

Net increase in cash                                 (1,289,190)    12,728
Cash and cash equivalents, beginning of period        3,011,631     90,081
Cash and cash equivalents, end of period              1,722,441    102,808

Cash paid for:
 Interest                                                51,133       -
 Income taxes paid                                         -          -


          See accompanying notes to consolidated financial statements.

                    ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (UNAUDITED)

NOTE 1   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of ADM Tronics Unlimited, Inc. and its subsidiaries (collectively, the "Company"). These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Form 10-KSB for the fiscal year ended March 31, 2005.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the periods presented as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized for the three month periods ended June 30, 2005 and 2004 since the effect would be anti-dilutive. There were 45,231,034 common stock equivalents at June 30, 2005 and none at June 30, 2004.

Stock Options and Warrants

The Company accounts for its stock-based employee compensation plans using the intrinsic value based method, under which compensation cost is measured as the excess of the stock's market price at the grant date over the amount an employee must pay to acquire the stock. Stock options and warrants issued to non-employees are accounted for using the fair value based method, under which the expense is measured as the fair value of the security at the


                                      6
date of grant based on the Black-Scholes pricing model. A subsidiary of the Company had 766,200 and 714,500 employee stock options outstanding at June 30, 2005 and 2004, respectively.

Pro Forma Information

Employee and Director Common Share Purchase Options- Pro forma information regarding the effects on operations of employee and director common share purchase options as required by SFAS No. 123 and SFAS No. 148 has been determined as if the Company's subsidiary had accounted for those options under the fair value method. Pro forma information is computed using the Black Scholes method at the date of grant of the options based on the following assumptions ranges: (1) risk free interest rate of 3.62%;
(2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 67%; and (4) an expected life of the options of 6 years. The foregoing option valuation model requires input of highly subjective assumptions. Because common share purchase options granted to employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value of estimates, the existing model does not in the opinion of our management necessarily provide a reliable single measure of the fair value of common share purchase options we have granted to our employees and directors.

Pro forma information relating to employee and director common share purchase options is as follows:

                                             For the Three    For the Three
                                             Months Ended     Months Ended
                                             June 30, 2005    June 30, 2004

Net loss as reported                           $(1,245,382)     $    23,978
Current period expense calculated
 under APB 25                                         -                -
Stock compensation calculated under SFAS 123        (5,140)          (4,579)
  Pro forma net loss                           $(1,251,522)     $    19,299
  Basic and diluted historical loss per share  $     (0.02)     $      0.00
  Pro forma basic and diluted loss per share   $     (0.02)     $      0.00

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by the Company in the first quarter of fiscal 2007. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition.


                                      7
In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) would have been required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123(R) would have been applicable for the Company effective the first interim period that starts after December 15, 2005. In April 2005, the Securities and Exchange Commission announced the adoption of a rule that defers the required effective date of SFAS 123(R) for registrants. SFAS 123(R) is now effective for all registrants as of the beginning of the first fiscal year beginning after June 15, 2005. SFAS 123(R), when effective, will supercede both SFAS 123 and SFAS 148. All public companies will transition to the new standard under the "modified prospective method", which means that the fair value of any stock options which vest after the effective date would be expensed and recorded in the statement of operations. Companies must use fair values reported on a pro forma basis in the notes to the financial statements previously filed. The Company has evaluated the impact of the adoption of SFAS 123(R), and believes that the impact may be significant to the company's future overall results of operations and financial position.

NOTE 2   GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $1,246,382 and a negative cash flow from operations of $1,217,381 for the three months ended June 30, 2005, and a stockholders' deficiency of $2,563,344 as of June 30, 2005. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds to finance its operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.




NOTE 3   SEGMENT INFORMATION

Segment information is as follows:

Three Months Ended June 30, 2005:       Chemical   Medical      Total
 Revenues from external customers       280,506     40,504      321,010
 Segment profit (loss)                   30,095 (1,276,477)  (1,246,382)

Three Months Ended June 30, 2004:
 Revenues from external customers       239,957    145,340      385,297
 Segment profit (loss)                   34,113    (10,135)      23,978


NOTE 4   SUBSEQUENT EVENTS

On April 1, 2005, Ivivi Technologies, Inc. ("Ivivi"), a majority-owned subsidiary of the Company, entered into an agreement (the "Agreement") with Global Medical, L.L.C. ("Global") pursuant to which Global was to provide Ivivi with certain managerial services (the "Services") with respect to the medical devices and products manufactured, distributed, sold or rented by Ivivi (the "Ivivi Products"). The term of the Agreement was two years commencing on April 1, 2005 and was renewable for successive one-year terms if mutually agreed in writing by the parties.

After evaluation of the Agreement, Ivivi elected to terminate the Agreement. Accordingly, on July 22, 2005, Ivivi and Global entered into an agreement (the "Termination Agreement") pursuant to which the Agreement was terminated (the "Termination"). Pursuant to the terms of the Termination Agreement, from July 15, 2005 through September 16, 2005 (the "Transition Period"), Global shall continue to provide certain of the Services to Ivivi as set forth in the Termination Agreement. As compensation for such Services, Ivivi shall pay Global: (i) $20,000 each month during the Transition Period; and (ii) an amount equal to 13% of the aggregate amount invoiced by Global (net of taxes, returns and adjustments) on behalf of and in the name of Ivivi, for the sale or rental of Ivivi Products during the Transition Period.

Pursuant to the terms of the Termination Agreement, from the date of the Termination Agreement until September 30, 2005, or such later date as mutually agreed to by the parties (the "Managed Care Commission Period"), Global shall have the right to enter into agreements with managed care companies pursuant to which Global shall service the managed care companies and their respective patients/members, utilizing Ivivi Products on a local/regional basis. Pursuant to the Termination Agreement, for a period of three years following the date of the Termination, Global shall be entitled to receive commissions equal to 45% of revenues generated from such agreements entered into during the Managed Care Commission Period; provided, that Global continues to service the managed care companies and their respective patients/members under such agreements during such three-year period.

Notwithstanding the Termination, Ivivi and Global agreed that Global may continue to act as a distributor of Ivivi Products under the existing distributor agreement between Ivivi and Global, as such agreement may otherwise be amended by such parties from time to time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company's operations and financial condition should be read in conjunction the Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the "safe harbor" provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Act of 1995. The Company uses forward-looking statements in its description of its plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "forecasts", "projects", or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Item. 1 Description of Business - Risk Factors" and elsewhere in, or incorporated by reference into the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005 and other filings with the Securities and Exchange Commission.

Critical Accounting Policies

For the three months ended June 30, 2005, there were no significant changes to the Company's critical accounting policies from those reported in the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005.

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

Results of Operations for the three months ended June 30, 2005 as compared to June 30, 2004

Revenues

Revenues were $321,010 in 2005 as compared to $385,297 in 2004, a decrease of $64,287 or 17%. Revenues from the Company's chemical activities increased by $40,549, offset by a decrease of $104,836 in the Company's medical activities in 2005 as compared to 2004. Although chemical revenues increased for the current period, a customer of the Company's chemical products that had previously represented approximately 15% of the Company's chemical revenues in prior periods informed the Company on August 19, 2005, that it was ceasing operations. Such customer had limited orders during the quarter ended June 30, 2005 and accounted for approximately $30,000 of the Company revenues for such period. The decrease in revenues from the Company's medical technology activities was due to a loss of revenue of $54,560 from a customer, due to the uncertainty of collectability of amounts due to the Company. The Company intends to continue seeking payment of such receivable; however, there can be no assurance that the Company will be able to collect any or all of such receivable.

Operating (Loss)

Operating loss in 2005 was $1,246,382 compared to operating income in 2004 of $23,978. Selling, general and administrative expenses increased by $979,634 of which, approximately $850,000 or 87% was due to the significant increase in personnel, marketing, and overhead costs from the Company's Ivivi subsidiary to support Ivivi's expanded activities related to the distribution and marketing of its SofPulse technology and the balance of approximately $129,000 was attributable to the Company's chemical activities primarily comprised of an increase in personnel costs by the addition of an employee and increased technical consulting expenses. Research and development expense was $167,349 during the six months ended June 30, 2005 for the Ivivi subsidiary for laboratory studies for its SofPulse technology, with no expense in the 2004 period. Net Interest and financing costs increased $95,273 due to interest expense on the convertible notes issued in the private placement offset by interest earned from amounts invested in money market funds.

Liquidity and Capital Resources

At June 30, 2005, the Company had cash and equivalents of $1,722,441 as compared to $3,011,631 at March 31, 2005. The decrease was primarily the result of the increased operating expenses at the Company's subsidiary, Ivivi Technologies, Inc. ("Ivivi").

Operating Activities

Net cash flows used by operating activities were $1,217,381 for the three months ended June 30, 2005 as compared to net cash flows provided by operating activities of $32,513 for the quarter ended June 30, 2004. This decrease in cash used was primarily due to a net loss of $1,246,382 related mostly to the Company's medical technologies activities, increases in prepaid expenses of $70,064, and inventories of $36,357. These increases were partially offset by non cash charges for the amortization of loan costs related to the Company's Private Placement of $54,976 and bad debt expense $55,490.
                                        11
Investing Activities

For the quarter ended June 30, 2005 cash used in investing activities of $17,043 related to the purchase of equipment. For the quarter ended June 30, 2004 zero cash was used in investing activities.

Financing Activities

During the quarter ended June 30, 2005 the Company paid $54,766 for deferred costs related to the private placement offering as compared to $19,785 paid during the quarter ended June 30, 2004.

The Company does not have any material external sources of liquidity or unused sources of funds.

The Company's revenues, operations and cash flows over the past few years have declined. Management has recognized the situation and has developed a business plan to enhance the activities of one of its subsidiaries which markets the SofPulse medical device. In December 2004 and February 2005, the Company, together with Ivivi, its majority-owned subsidiary, completed two private placements pursuant to which they issued, jointly and severally, unsecured convertible notes in an aggregate principal amount of $3,637,500 and $2,450,000, respectively. The private placements were completed in eight separate closings from July 2004 through February 2005. The proceeds of the private placements are being used primarily by Ivivi for the research and development and sales and marketing of the SofPulse device line of products and for the research and development of other potential products being developed by Ivivi. Approximately $448,000 of the net proceeds of the private placements were used to repay a portion of Ivivi's indebtedness to the Company. The liability for such borrowings has been recorded in the Company's financial statements.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"))that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

As of the end of the period covered by this Quarterly Report on Form 10-QSB, the Company carried out an evaluation, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial
Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management including its Chief Executive Officer and Chief Financial Officer, to ensure that such information is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Changes In Internal Controls Over Financial Reporting.

There have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this Quarterly Report on Form 10-QSB relates that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits.

(a) Exhibit No.

    10.1 Termination Agreement with Global Medical, LLC.

    31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ADM Tronics Unlimited, Inc.

                                    By:\s\ Andre' DiMino
                                           Andre' DiMino
                                           President
Dated: Northvale, New Jersey
       August 22, 2005






Exhibit 10.1

Termination Agreement with Global Medical, LLC.



              Proposed Structure to End September 16, 2005:

1. Back-end services  $12,000 Beginning July 15,2005 till
                      September 16, 2005, payable monthly

2. Jorge Gonzalez     $8,000 Beginning July 15, 2005 till
                      September 16, 2005, payable monthly

                Total $20,000 Beginning July 15, 2005 till September
                      16, 2005, payable monthly with first payment due upon execution of this agreement.

3. Over-ride on
   all institutional
   revenue 13% for July, August, and September, through September 16, 2005.

4. Arlis and Jeff     Pass through costs to Ivivi - Global will be paid on
                      the actual overall costs of the employees as of July
                      1, 2005 till the date that Ivivi takes over the payments/salary expense in its entirety from Global.
                      Ivivi may determine at anytime that the services provided by the Employees will not be required and that Ivivi will not be responsible for any additional payments beyond such point. Ivivi will not be responsible for any accrued vacation time nor will Ivivi be responsible for any commission payments and/or bonus payments due or any other expenses.

5. Managed Care       45% commission on Global Medical Contract Obtainment -
                      These contracts will be direct between Global Medical and the managed care company. Patients would be serviced via Global direct on a local/regional basis.
                      Global Medical will have the right to sign a contract directly with a Managed Care Company until September
                      30, 2005, or such longer period as mutually agreeable.
                      This agreement will be valid for a period of 3 years for any accounts that Global is responsible for obtaining and for which Global services.

6. At the conclusion of this Agreement it is the understanding of both Ivivi Technologies, Inc. and Global Medical L.L.C. that there will be no additional obligations between the two companies as well as no additional obligations between Ivivi Technologies, Inc. and Yoav Gershoni except for the obligation of Ivivi Technologies to grant Yoav Gershoni one thousand (1,000) fully vested options to purchase one thousand (1,000) shares in Ivivi Technologies stock at an exercise price of $10 per share, subject to any Lock-Up Agreement and such other documents and agreements as required of other grantees of options by Ivivi and/or as deemed necessary and advisable by Ivivi's board of directors, legal counsel, financial auditors and underwriters who will be guided by applicable SEC guidelines and accounting rules and exercisable subsequent to Ivivi Technologies going public. It is agreed, however, that Global Medical L.L.C. may continue to operate as a distributor for Ivivi Technologies, Inc. as such understanding may be amended from time to time.

By:   /s/Yoav Gershoni               By:   /s/ Edward Hammel
         Global Medical, LLC                   Ivivi Technologies, Inc.
Dated:   7/22/05                     Dated:    7/22/05






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

Date:  August 22, 2005                         /s/ Andre' DiMino
                                                   Chief Executive Officer

A signed original of this written statement required by Section 302 has been provided to ADM Tronics Unlimited, Inc. and will be retained by ADM Tronics Unlimited, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.



Exhibit 31.2

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

Date:  August 22, 2005                         /s/ Andre' DiMino
                                                   Chief Financial Officer

A signed original of this written statement required by Section 302 has been provided to ADM Tronics Unlimited, Inc. and will be retained by ADM Tronics Unlimited, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.


Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of ADM Tronics Unlimited, Inc. (the "Company") on Form 10-QSB for the period ended June 30, 2005 (the
"Report"), filed with the Securities and Exchange Commission, Andre' DiMino, Chief Executive Officer and Chief Financial Officer, of the Company hereby certifies pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the consolidated financial condition of the Company as of the dates presented and the consolidated result of operations of the Company for the periods presented.

Date:  August 22, 2005                       /s/ Andre' DiMino
                                                 Chief Executive Officer and
                                                 Chief Financial Officer

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