Form 10-Q
period 2005-09-30
ADM TRONICS UNLIMITED INC/DE
filed 2005-11-21
CIK 849401

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005

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

                           YES   X       NO  ______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                           YES ____      NO  X

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

             53,882,037 shares of Common Stock, $.0005 par value,
                           as of November 17, 2005


                                        1







                       ADM TRONICS UNLIMITED, INC.

                                 INDEX
                                                            Page Number
Part I. Financial Information

Item 1. Consolidated Financial Statements:

  Consolidated Balance Sheets - September 30, 2005 (unaudited)
     and March 31, 2005 (restated)                               3

  Consolidated Statements of Operations - For the
     three months and six months ended September
     30, 2005 (unaudited) and 2004 (unaudited and restated)      4

  Consolidated Statements of Cash Flows - For the
     six months ended September 30, 2005 (unaudited)
     and 2004 (unaudited and restated)                           5

  Notes to Consolidated Financial Statements (unaudited)         6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                            7

Item 3.  Controls and Procedures                                 12

Part II. Other Information                                       13

Item 1. Legal Proceedings

Item 6.  Exhibits                                                13




















                                        2
                 ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                                                        September     March
                                                        30, 2005     31, 2005
                                                       (Unaudited)  (Restated)
ASSETS
Current assets:
 Cash and equivalents                                 $  440,536    $3,011,631
 Accounts receivable, net of allowance for doubtful
  accounts of $143,065 and $72,593, respectively         326,229       102,691
 Inventories:
  Raw materials and supplies                             178,748       124,393
  Finished goods                                         229,839       248,324
Prepaid expenses and other current assets                130,861       319,296
    Total current assets                               1,306,213     3,806,335

Property and equipment, net of accumulated
 depreciation of $248,635 and $271,188, respectively      55,126        40,550
Equipment in use and under rental agreements, net of
 accumulated depreciation of $883,600
 and $832,059, respectively                                  250        51,791
Inventory - long term portion                            330,749       287,582
Loan receivable, officer                                  49,188        49,188
Other assets                                             101,309       104,928
Deferred loan costs, net                                 778,479       823,564
Deferred offering costs                                  213,891       133,125

    Total assets                                      $2,835,205    $5,297,063

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable                                     $  513,244    $  172,978
 Accrued expenses and other current liabilities          197,196       225,252
 Interest payable                                        175,215        74,538
    Total current liabilities                            885,655       472,768

Convertible debentures payable, net of unamortized
 debt discount of $2,348,161 and $2,628,219,
 respectively                                           3,739,339    3,459,281
Warrants issued with registration rights                  722,892    1,449,326
    Total liabilities                                   5,347,886    5,381,375

Stockholders' deficit:
 Preferred stock, $.01 par value; 5,000,000 shares
  authorized, no shares issued and outstanding               -            -
 Common stock, $.0005 par value; 150,000,000 shares
  authorized, 53,882,037 shares issued and outstanding     26,941       26,941
 Additional paid-in capital                             9,394,718    9,391,972
 Deferred compensation                                   (315,537)    (327,615)
 Accumulated deficit                                  (11,618,803)  (9,175,610)
Total stockholders' deficit                            (2,512,681)     (84,312)
Total liabilities and stockholders' deficit            $2,835,205   $5,297,063

               The accompanying notes are an integral part of these
                      consolidated financial statements.
                                      3


                       ADM TRONICS UNLIMITED, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
   FOR THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
                              (UNAUDITED)

                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                SEPTEMBER 30,              SEPTEMBER 30,
                               2005       2004            2005        2004
                                       (Restated)                  (Restated)

Revenues                   $  504,584  $  267,686     $  825,594  $  652,983

Costs and expenses:
 Cost of revenue              136,014     196,191        269,276     365,770
 Research and development     154,577        -           321,925        -
 Interest and finance
  costs, net                  271,241       1,081        538,295       1,014
 Change in fair value of
  warrant liability           298,034    (127,352)      (726,434)   (127,352)
 Selling, general and
  administrative            1,721,253     564,634      2,865,725     756,441

Total operating expenses    2,581,119     634,554      3,268,787     995,873

Net loss                  $(2,076,535) $ (366,868)   $(2,443,193) $ (342,890)

Net loss per share
 basic and diluted             $(0.04)     $(0.01)        $(0.05)     $(0.01)

Weighted average shares
 outstanding               53,882,037  51,882,037     53,882,037  51,882,037









             The accompanying notes are an integral part of these
                       consolidated financial statements.







                                         4





                       ADM TRONICS UNLIMITED, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
        FOR THE SIX MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004
                              (UNAUDITED)
                                                     2005        2004
                                                              (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                       $(2,443,193) $  (342,890)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
   Depreciation and amortization                     62,547       69,174
   Stock based compensation                          39,937         -
   Amortization of loan costs and discount          375,323       40,960
   Bad debts                                         70,472         -
   Change in fair value of warrant liability       (726,434)    (127,352)
   Other adjustments                                (75,293)        -
  Changes in operating assets and liabilities:
   (Increase) decrease in:
    Accounts receivable                            (294,010)      (6,555)
    Inventory                                       (79,037)     128,070
    Prepaid expenses                                188,435       (6,140)
    Deposits and other assets                          -           1,527
   Increase (decrease) in:
    Accounts payable and accrued expenses           412,887        5,570

 Net cash flows used by operating activities     (2,468,366)    (237,636)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                 (21,963)      (8,215)
 Net cash used by investing activities              (21,963)      (8,215)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net of costs
 deducted                                              -       2,337,160
Debt issue costs                                       -         (20,000)
Deferred offering costs                             (80,766)        -

Net cash (used) provided by financing
 activities                                         (80,766)   2,317,160

Net (decrease) increase in cash                  (2,571,095)   2,071,309

Cash and cash equivalents, beginning of period    3,011,631       90,081
Cash and cash equivalents, end of period         $  440,536   $2,161,390

Cash paid for:
 Interest                                        $   84,121   $     -
 Income taxes                                          -            -

Non-cash financial information:
During the six months ended September 30, 2004:
Costs of $350,340 were deducted from the proceeds from the sale of convertible debentures.
An aggregate of 1,482,536 common stock purchase warrants, valued at $75,416, were issued in connection with services provided for the sale of convertible debentures.
A discount on debt of $815,922 was recognized, comprised of the fair value of warrants issued with the debt of $287,351, and a beneficial conversion feature of $528,571.

             The accompanying notes are an integral part of these
                       consolidated financial statements.

                                        5





                          ADM TRONICS UNLIMITED, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

NOTE 1   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of ADM Tronics Unlimited, Inc. and its subsidiaries (collectively, the "Company"). These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the six months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Form 10-KSB for the fiscal year ended March 31, 2005.

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

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the periods presented as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized for the six and three month periods ended September 30, 2005 and 2004 since the effect would be anti-dilutive. There were 53,882,037 common stock equivalents at September 30, 2005 and 51,882,037 at September 30, 2004.

Stock Options and Warrants

The Company accounts for its stock-based employee compensation plans using the intrinsic value based method, under which compensation cost is measured as the excess of the stock's market price at the grant date over the amount an employee must pay to acquire the stock. Stock options and warrants issued to non-employees are accounted for using the fair value based method, under which the expense is measured as the fair value of the security at the date of grant based on the Black-Scholes pricing model. A subsidiary of the Company had 578,500 employee stock options outstanding at September 30, 2005 and 2004.

Pro Forma Information

Employee and Director Common Share Purchase Options - Pro forma information regarding the effects on operations of employee and director common share purchase options as required by SFAS No. 123 and SFAS No. 148 has been determined as if the Company's subsidiary had accounted for those options under the fair value method. Pro forma information is computed using the Black Scholes method at the date of grant of the options based on the following assumptions ranges: (1) risk free interest rate of 3.62%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 67%; and (4) an expected life of the options of 6 years. The foregoing option valuation model requires input of highly subjective assumptions. Because common share purchase options granted to employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value of estimates, the existing model does not in the opinion of our management necessarily provide a reliable single measure of the fair value of common share purchase options we have granted to our employees and directors.

Pro forma information relating to employee and director common share purchase options is as follows:

                             For the                       For the
                          Three Months                  Three Months
                              Ended                         Ended
                    September 30,  September 30,  September 30,  September 30,
                          2005         2004          2005          2004
Net loss
 as reported        $(2,076,535)   $(366,868)     $(2,443,193)   $(342,890)

Stock Compensation
 calculated under
 SFAS No. 123            (2,492)      (2,492)          (4,983)      (4,983)

Pro forma net loss  $(2,079,027)   $(369,360)     $(2,448,176)   $(348,873)

Basic and diluted
 historical loss
 per share          $     (0.04)   $   (0.01)     $     (0.05)   $   (0.01)

Pro forma basic
 and diluted loss
 per share          $     (0.04)   $   (0.01)     $     (0.05)   $   (0.01)

Restatement:

The September 30, 2004 financial statements have been restated to record a beneficial conversion feature related to convertible notes payable issued by the Company in the amount of $528,571. The Company has also recorded an amount of $287,351 related to the fair value of warrants issued with the debt, which was recorded as a liability due to a registration rights agreement. The result is to record an aggregate discount on debt of $815,922. Additionally, the Company issued compensation warrants related to the debt placement with a fair value of $75,416. The amortization of these items for the three and six months periods ended September 30, 2004 was $40,660. Also, the fair value of the warrants has been recorded at $159,999 at September 30, 2004, and a recovery of expense for the three and six months ended September 30, 2004 of $127,352 has been recorded. As a result of these corrections, net loss for the three and six months ended September 30, 2004 has decreased by $86,692 for each period, to $366,868 and $342,890, respectively, and loss per share was unchanged at $0.01 and $0.01, respectively.

The March 31, 2005 financial statements have been restated to record the corrections described above, along with additional warrants issued as compensation, cumulative through March 31, 2005.

Changes to the balance sheet at March 31, 2005 resulting from these corrections are as follows:
						      As reported       Restated

Unamortized deferred loan costs           $   670,498    $   823,564
Unamortized deferred compensation         $   106,880    $   327,615
Unamortized debt discount                 $   299,000    $ 2,628,219
Warrants issued with registration rights      325,000      1,449,326
Capital in excess of par value              7,003,968      9,391,972
Accumulated deficit                        (8,366,300)    (9,175,610)

Reclassifications:

Certain items in the fiscal 2005 financial statements have been reclassified to conform to the current period presentation.

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

Note 2   GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $2,443,193 and a negative cash flow from operations of $2,468,366 for the six months ended September 30, 2005, and a stockholders' deficiency of $2,512,681 as of September 30, 2005. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds to finance its operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3  SEGMENT INFORMATION

Information about segment information is as follows:

Six Months Ended September 30, 2005:     CHEMICAL    MEDICAL      TOTAL

 Revenues from external customers    $  464,429   $  361,165   $  825,594
 Segment profit (loss)                  (73,256)  (2,369,937)  (2,443,193)
 Identifiable assets                  1,037,855    1,797,350    2,835,205

Six Months Ended September 30, 2004:

 Revenues from external customers       436,486      216,497      652,983
 Segment profit (loss)                   26,196     (369,086)    (342,890)
 Identifiable assets                  2,888,071      591,393    3,479,464


Three Months Ended September 30, 2005:

 Revenues from external customers       183,987      320,597      504,584
 Segment profit (loss)                 (103,793)  (1,972,742)  (2,076,535)

Three Months Ended September 30, 2004:

 Revenues from external customers       196,529       71,157      267,686
 Segment profit (loss)                   (7,917)    (358,951)    (366,868)

NOTE 4 SUBSEQUENT EVENTS

On November 10, 2005, a majority-owned subsidiary of the Company, Ivivi Technologies, Inc. ("Ivivi"), completed a private placement of securities to two institutional accredited investors (the "Private Placement"). In connection with the Private Placement, Ivivi realized aggregate gross proceeds of $1,250,000 from the sale of unsecured convertible promissory notes (the "Notes") and warrants (the "Warrants") to purchase shares of common stock of Ivivi.

The Notes are due and payable in November, 2010, unless earlier converted. The Notes bear interest at a rate of 8% per annum, payable in cash, increasing by 1% every 365 days from the date of issuance to a maximum of 12% per annum. The principal and accrued and unpaid interest on the Notes will be automatically converted into shares of common stock of Ivivi upon consummation of an initial public offering of Ivivi (an "IPO") at 85% of the initial public offering price of the common stock (the "IPO Price"); provided, however, that each holder of a Note may elect to convert all or any portion of the outstanding principal amount of the Note into shares of common stock of Ivivi at $7.00 per share at any time from and after the earlier to occur of (i) the first anniversary of the date of the Note and (ii) a withdrawal of Ivivi's registration statement on Form SB-2, which was initially filed with the Securities and Exchange Commission on February 11, 2005.

The holder of each Warrant is entitled to purchase shares of common stock of Ivivi at an initial exercise price per share equal to (i) if an IPO has occurred prior to the exercise of the Warrant 100% of the IPO Price or (ii) if an IPO has not occurred prior to the exercise of the Warrant, $7.00 per share, subject to adjustment. The aggregate number of shares of common stock of Ivivi issuable upon exercise of the Warrants shall equal either (i) if the Note has been converted as of the date of exercise of the Warrant, the number of shares of common stock into which the Note was converted or (ii) if the Note has not been converted as of the date of exercise of the Warrant, such number of shares of common stock into which the Note is then convertible.

Ivivi entered into registration rights agreements with the investors that participated in the Private Placement, under which the investors received demand and piggy-back registration rights for the common stock underlying the securities sold in the Private Placement.

Each investor in the Private Placement is affiliated with an individual who has agreed to serve as a director of Ivivi upon effectiveness of Ivivi's Registration Statement on Form SB-2 relating to Ivivi's proposed initial public offering of its common stock.

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

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the "safe harbor" provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Act of 1995. The Company uses forward-looking statements in its description of its plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "forecasts", "projects", or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward- looking statements contained in this report to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Item. 1 Description of Business - Risk Factors" and elsewhere in, or incorporated by reference into the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005 and other filings with the Securities and Exchange Commission.

Critical Accounting Policies

Revenue Recognition:

Sales revenues are recognized when products are shipped to end users and rental and lease revenues are recognized principally on either a monthly or a pay-per use basis in accordance with individual rental or lease agreements and are recognized on a monthly basis as earned. Shipments to distributors are recognized as sales where no right of return exists. This is generally the case with sales of chemicals. This is generally not the case with sales of the SofPulse units. The Company recognizes revenue from the sale of the SofPulse products when the products are shipped to end users. An increasing amount of rental revenue is recognized on a fixed monthly recurring basis as product is utilized by the end-user. Sales returns have been immaterial. Lease revenues through third party distributors have also been immaterial and there have been no sales through third party distributors. The Company's products are principally shipped on a "freight collect" basis. Shipping and handling charges and costs are immaterial.

Use of Estimates:

The Company's discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to reserves, deferred tax assets and valuation allowance, impairment of long-lived assets, fair value of equity instruments issued to consultants for services and fair value of equity instruments issued to others. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, the Company believes that its estimates, including those for the above-described items, are reasonable.


Business Overview

The Company is a technology-based developer and manufacturer of diversified lines of products in the following three areas: (1) environmentally safe chemical products for industrial use, (2) therapeutic non-invasive electronic medical devices and (3) cosmetic and topical dermatological products. The Company has historically derived most of its revenues from the development, manufacture and sale of chemical products, and, to a lesser extent, from its therapeutic non-invasive electronic medical devices and topical dermatological products. However, during the three months ended September 30, 2005, the Company derived an increased amount of its revenue from the sale and rental of its therapeutic non-invasive medical devices.

The Company is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. The Company's operations are conducted through the Company itself and its three subsidiaries, Ivivi Technologies, Inc., Pegasus Laboratories, Inc. and Sonotron Medical Systems, Inc.

Results of Operations for the three months ended September 30, 2005 as compared to September 30, 2004

Revenues

Revenues were $504,584 for the three months ended 2005 as compared to $267,686 for the three months ended September 30, 2004, an increase of $236,898 or 88.5%. Revenues from the Company's chemical activities decreased by $12,542, offset by an increase of $249,440 in the Company's medical technology activities in the 2005 period as compared to the 2004 period. The decrease in revenue from chemical activities primarily resulted from a significant customer of the Company's chemical products ceasing operations and curtailing purchases during the period. Such customer had no orders during the quarter ended September 30, 2005 and accounted for approximately $71,000 of the Company's revenues for the comparable period in 2004. The increase in revenues from the Company's medical technology activities was primarily due to increased sales and rentals of the Company's SofPulse units.

Net (Loss)

Net loss for the three months ended September 30, 2005 was $2,076,535, or $0.04 per share, compared to an operating loss for the three months ended September 30, 2004 of $366,868, or $0.01 per share. Selling, general and administrative expenses increased by $1,156,619 of which, approximately $1,088,000 or 94% was due to the significant increase in personnel, marketing, and overhead costs from the Company's Ivivi subsidiary to support Ivivi's expanded activities related to the distribution and marketing of its SofPulse units and the balance of approximately $69,000 was attributable to the Company's chemical activities primarily resulting from an increase in personnel costs from the addition of an employee and increased technical consulting expenses. Research and development expense was $154,577 during the three months ended September 30, 2005 for the Ivivi subsidiary for laboratory studies for its SofPulse technology, with no expense in the comparable 2004 period. Net interest and financing costs increased $222,324 due to interest expense and amortization of discount on the convertible notes issued in the Company's private placements partially offset by interest earned from amounts invested in money market funds. During the three months ended September 30, 2005, the Company recorded an expense of $298,034 due to the increase in the fair value of the liability for warrants issued with registration rights, compared to a recovery of expense of $127,352 in the comparable 2004 period due to the decrease in the fair value of the liability for the warrants.

Results of Operations for the six months ended September 30, 2005 as compared to September 30, 2004

Revenues

Revenues were $825,594 for the six months ended September 30, 2005 as compared to $652,983 for the six months ended September 30, 2004, an increase of $172,611 or 26.4%. Revenues from the Company's chemical activities increased by $27,943 and revenues from the Company's medical technology activities increased by $144,668 in the 2005 period, compared to the 2004 period. During the six month period, a significant customer of the Company's chemical products has ceased operations and curtailed purchases. Such customer had limited orders during the six months ended September 30, 2005 and accounted for approximately $39,000 of the Company's revenues for such period, and approximately $134,000 for the comparable period in 2004. The increase in revenues from the Company's medical technology activities was primarily due to increased sales and rentals of the Company's SofPulse units.

Net (Loss)

Net loss for the six months ended September 30, 2005 was $2,443,193, or $.05 per share, compared to an operating loss for the six months ended September 30, 2004 of $342,890, or $.01 per share. Selling, general and administrative expenses increased by $2,109,284 of which, approximately $1,988,000 or 94% was due to the significant increase in personnel, marketing, and overhead costs from the Company's Ivivi subsidiary to support Ivivi's expanded activities related to the distribution and marketing of its SofPulse units and the balance of approximately $121,000 was attributable to the Company's chemical activities primarily resulting from an increase in personnel costs from the addition of an employee and increased technical consulting expenses. Research and development expense was $321,925 during the six months ended September 30, 2005 for the Ivivi subsidiary for laboratory studies for its SofPulse technology, with no expense in the 2004 period. Net interest and financing costs increased $537,281 due to interest expense and amortization of discount on the convertible notes issued in the Company's private placements partially offset by interest earned from amounts invested in money market funds. During the six months ended September 30, 2005, the Company recorded a recovery of expense of $726,434 due to thedecrease in the fair value of the liability for warrants issued with registration rights, compared to a recovery of expense of $127,352 in the comparable 2004 period.

Liquidity and Capital Resources

At September 30, 2005, the Company had cash and equivalents of $440,536 as compared to $3,011,631 at March 31, 2005. The decrease was primarily the result of the increased operating expenses at the Company's subsidiary, Ivivi Technologies, Inc.

Operating Activities

Net cash flows used by operating activities were $2,468,366 for the six months ended September 30, 2005 as compared to net cash flows used by operating activities of $237,636 for the six months ended September 30, 2004. The use of cash in 2005 was primarily due to a net loss of $2,443,193 related mostly to the Company's medical technologies activities, and increases in accounts receivable of $294,010 and inventory of $79,037 offset by decreases in prepaid expenses of $188,435 and increases in accounts payable and accrued expenses of $412,887. The net loss was partially offset by non cash charges for bad debt expense and for the amortization of loan costs and amortization of discount on the convertible notes issued in the private placements. The Company has recorded a non-cash recovery of expense of $726,434 due to the decrease in the fair value of the liability for warrants issued with registration rights in the 2005 period.

The use of cash in 2004 was primarily due to a net loss of $342,890 related mostly to the Company's medical technologies activities, offset by a decrease in accounts receivable of $128,070. The net loss was partially offset by non cash charges for bad debt expense and for the amortization of loan costs and amortization of discount on the convertible notes issued in the private placements. The Company recorded a non-cash recovery of expense of $127,352 due to the decrease in the fair value of the liability for warrants issued with registration rights in the 2004 period.

Investing Activities

For the six months ended September 30, 2005, cash used in investing activities of $21,963 related to the purchase of equipment. For the six months ended September 30, 2004, $8,215 was used for the purchase of equipment.

Financing Activities

During the six months ended September 30, 2005, the Company paid $80,766 for deferred costs related to the private placements as compared to net proceeds from the private placements of $2,337,160 during the six months ended September 30, 2004, offset by costs paid of $20,000.

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

Pursuant to the terms of the private placements completed in each of December 2004 and February 2005, the number of shares of the Company's common stock issuable upon conversion of the notes and exercise of the warrants will increase by 1% for each 30 day period, or portion thereof, following the 90th day of a demand for registration of the shares of the Company's common stock underlying the notes and warrants and such registration statement is not declared effective. In addition the number of shares of Ivivi's common stock issuable upon conversion of the notes and exercise of the warrants issued in December 2004 and February 2005 will increase by 2% for each 30-day period, or portion thereof, after March 1, 2005 and June 30, 2005 that a registration statement covering the shares of the Company's common stock and the shares of Ivivi's common stock, respectively, underlying securities issued in the private placement is not declared effective.

In November 2005, Ivivi completed a private placement of convertible notes and warrants for aggregate gross proceeds of $1,250,000. The notes are due and payable in November 2010, unless earlier converted. The notes bear interest at a rate of 8% per annum, payable in cash, increasing by 1% every 365 days from the date of issuance to a maximum of 12% per annum. The principal and accrued and unpaid interest on the notes will be automatically converted into shares of common stock of Ivivi upon consummation of an initial public offering of Ivivi (an "IPO") at 85% of the initial public offering price of the common stock of Ivivi (the "IPO Price"); provided, however, that each holder of a note may elect to convert all or any portion of the outstanding principal amount of the note into shares of common stock of Ivivi at $7.00 per share at any time from and after the earlier to occur of (i) the first anniversary of the date of the note and (ii) a withdrawal of Ivivi's registration statement on Form SB-2, which was initially filed with the Securities and Exchange Commission on February 11, 2005.

The holder of each warrant is entitled to purchase shares of common stock of Ivivi at an initial exercise price per share equal to (i) if an IPO has occurred prior to the exercise of the warrant 100% of the IPO Price or (ii) if an IPO has not occurred prior to the exercise of the warrant, $7.00 per share, subject to adjustment. The aggregate number of shares of common stock of Ivivi issuable upon exercise of the warrants shall equal either (i) if the note has been converted as of the date of exercise of the warrant, the number of shares of common stock into which the note was converted or (ii) if the note has not been converted as of the date of exercise of the warrant, such number of shares of common stock of Ivivi into which the note is then convertible.

The proceeds of the private placements are being used primarily by the Company for the research and development and sales and marketing of its SofPulse line of products and for the research and development of other potential products being developed by Ivivi.

The notes issued in the private placements contain covenants that limit each of the Company's and Ivivi's ability to take certain actions without the consent of the holders of the notes, including:

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

As of November 15, 2005, the Company was in material compliance with the covenants contained in the notes.

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

As of the end of the period covered by this Quarterly Report on Form 10-QSB, the Company carried out an evaluation, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation as of September 30, 2005, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management including its Chief Executive Officer and Chief Financial Officer, to ensure that such information is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Changes In Internal Controls Over Financial Reporting.

As previously announced by the Company in its Current Report on Form 8-K filed with the Securities and Exchange Commission on September 2, 2005, the financial statements contained in the Company's Quarterly Report on Form 10-QSB for the Company's fiscal quarters ended September 30, 2004, December 31, 2004 and June 30, 2005 (the "Form 10-QSBs") and the financial statements previously audited by the Company's prior auditors and contained in the Company's Annual Report on Form 10-KSB for the Company's fiscal year ended March 31, 2005 (the "Form 10-K"), require restatement related to the accounting for the fair value of warrants issued with convertible debt, and a beneficial conversion feature related to the convertible debt issued with respect to the private placements completed in December 2004 and February 2005 as previously accounted for by the Company.

As a result, the Company has taken the following steps in connection with its internal controls: (i) during the quarter ended June 30, 2005, the Company retained a certified public accountant as a consultant to assist with the Company's financial reporting obligations and to improve its internal controls over financial reporting and (ii) during the quarter ended September 30, 2005, the Company hired a certified public accountant as a part-time employee responsible for assisting management with internal controls, financial reporting and closing the Company's books and records.

Except as set forth above, there have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this Quarterly Report on Form 10-QSB relates that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

On June 29, 2005, Ivivi filed a complaint against Regenesis Biomedical, Inc. ("Regenesis") in the United States District Court for the District of New Jersey, Docket No. 05-CV-3300 (JAP), alleging that Regenesis is infringing on one of Ivivi's United States patents through its sales of a product that competes with Ivivi's SofPulse(R) product. Ivivi is seeking money damages and an injunction against future sales of the competing product. Regenesis filed an answer to the complaint on September 23, 2005. The parties have not yet commenced discovery.

In June 2005, Ivivi also filed a complaint against Regenesis, Virginia Rybski, Vice President of Sales and Marketing of Regenesis, Terrence Kennedy, Regional Sales Manager for the South Eastern Territories of Regenesis, Mary Ritz, President of Regenesis, and Frank George, Chief Science and Technology Officer of Regenesis, in the Superior Court of New Jersey - Law Division - Bergen County, Docket 3724-05 alleging breach of contract, tortious interference and conversion. Ivivi is seeking money damages and an injunction against future sales of the competing product. On July 5, 2005 the defendants filed a motion to dismiss for lack of personal jurisdiction or for failure to state a claim upon which relief can be granted. In September 2005, the motion to dismiss for lack of personal jurisdiction was denied and a period of discovery to determine the jurisdiction as to the defendants was permitted.

On August 17, 2005, Ivivi filed a complaint against Cova-Aids, Inc. t/a New York Home Health Care Equipment ("NYHHC"), in the Superior Court of New Jersey, Law Division, Docket No. BER-L-5792-05, alleging breach of contract with respect to a distributor agreement between Ivivi and NYHHC entered into on or about August 1, 2004 pursuant to which (i) Ivivi appointed NYHHC as exclusive distributor of the SofPulse device in a defined market place for so long as NYHHC secured a minimum number of placements of the SofPulse device and (ii) NYHHC agreed to pay Ivivi $2,500 per month for each SofPulse device shipped to NYHHC. By letter, dated August 9, 2005, Ivivi terminated the agreement due to NYHHC's failure to make the payments required under the agreement and failure to achieve the minimum number of placements required under the agreement. Ivivi is seeking various forms of relief, including (i) money damages, including amounts due under unpaid invoices in an aggregate amount of $236,560, (ii) an accounting and (iii) the return of Ivivi's SofPulse devices. The defendants filed a motion to dismiss alleging lack of jurisdiction and failure to state a claim with regard to Harry Ruddy. The Company opposed the defendant's motion to dismiss. On November 18, 2005, the Court denied the Defendant's motion to dismiss, without prejudice, based upon lack of jurisdiction and gave the Company a discovery period until January 20, 2006 to investigate a basis for jurisdiction. The Court also dismissed without prejudice the claim against Harry Ruddy, individually.

Item 6. Exhibits.

(a) Exhibit No.

 4.1 Form of Note issued to certain investors
 4.2 Form of Warrant issued to certain investors
31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADM Tronics Unlimited, Inc.
                                       ADM Tronics Unlimited, Inc.
                                       (Registrant)

                                By:\s\ Andre' DiMino
                                       Andre' DiMino, Chief Executive
                                       Officer and Chief Financial Officer
Dated: Northvale, New Jersey
       November 21, 2005