Form 10QSB/A
period 2004-09-30
ADM TRONICS UNLIMITED INC/DE
filed 2005-12-09
CIK 849401

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10-QSB/A
                                 (Amendment No. 1)

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










EXPLANATORY NOTE

	This Amendment No. 1 on Form 10-QSB/A to the Quarterly Report on Form 10-QSB (the "Quarterly Report") of ADM Tronics Unlimited, Inc. (the "Company or "ADM") filed on November 19, 2004 with the Securities and Exchange Commission (the "SEC") is filed (i) as a result of a restatement of the financial statements for the three and six month period ended September 30, 2004 primarily to record a beneficial conversion feature related to the Company's convertible notes payable and to record an additional discount related to the fair value of warrants issued with the debt and (ii) to respond to comments received from the SEC. See Note 1 of the Notes to the Company's Consolidated Financial Statements contained in Item 1 of this Amendment No. 1 for a discussion of the restatement. Therefore, the Company is amending and restating in its entirety the Quarterly Report. In addition, the Company is including with this Amendment No. 1 certain currently dated certifications. Except as described above, no other amendments are being made to the Quarterly Report. This Form 10-QSB/A does not reflect events occurring after the November 19, 2004 filing of this Quarterly Report or modify or update the disclosure contained in the Quarterly Report in any way other than as required to reflect the amendments discussed above and reflected below.

































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





























                          ADM TRONICS UNLIMITED, INC.
                        CONSOLIDATED BALANCE SHEETS

                                                  (UNAUDITED)
                                                   SEPTEMBER      MARCH
                   ASSETS                          30, 2004      31, 2004
	                                             (RESTATED)
Current assets:
 Cash and equivalents                            $2,161,390   $    90,081
 Accounts receivable - trade, less allowance
  for doubtful accounts of $4,593 and $29,000
  respectively                                      124,988       118,433
 Inventories:
  Raw materials and supplies                        105,034       159,497
  Finished goods                                     79,695       107,688
 Other current assets                                39,133        32,993

    Total current assets                          2,510,240       508,692

Property and equipment - at cost, net of
 accumulated depreciation of $267,930 and
 $268,353, respectively                              11,329         8,887
Equipment in use and under lease agreements -
 At cost, net of accumulated depreciation of
 $821,731 and $758,330, respectively                116,494       179,895
Inventory, long term portion                        298,851       344,465
Loan receivable from officer, bearing
 interest at 3% per annum, unsecured                 49,188        49,188
Deferred financing costs and other assets           491,776        31,039

    Total assets                                 $3,477,878    $1,122,166

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

 Accounts payable - trade                        $  124,985    $  159,798
 Accrued expenses and other current liabilities      91,723        51,340

    Total current liabilities                       216,708       211,138

 Unsecured convertible 6% notes payable,
   net of discount of $782,262                    1,905,238          -
 Note payable, long-term                            135,000       135,000
 Warrants issued with registration rights		    159,999	         -

    Total long term liabilities                   2,200,237       135,000

Stockholders' equity                              1,060,933       776,028

    Total liabilities and
      stockholders' equity                       $3,477,878    $1,122,166




                       ADM TRONICS UNLIMITED, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                 SEPTEMBER 30,          SEPTEMBER 30,
                                2004       2003        2004       2003
 					(RESTATED)             (RESTATED)

Revenues                      $267,686  $321,475     $652,983 $  593,783

Costs and expenses:
 Cost of sales                 196,191   172,321      365,770    331,574
 Selling, general and
  administrative               564,634   182,621      756,441    343,254

    Total costs and expenses   760,825   354,942    1,122,211    674,828

Operating loss                (493,139)  (33,467)    (469,228)   (81,045)

Other income:
 Interest and other income      39,879        77       39,946        166
 Amortization of debt discount (40,960)       -       (40,960)        -
 Change in fair value of
   Warrant liability           127,352        -       127,352         -


Net loss                     $(366,868) $(33,390)   $(342,890)  $(80,879)

Net loss per share, basic and
 Diluted		             $(0.01)    $(0.001)     $(0.01)   $(0.002)
Weighted average shares
 Outstanding                 51,882,037 50,382,037  51,882,037  50,382,037

                       ADM TRONICS UNLIMITED, INC.
        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
	         FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2004
                              (UNAUDITED)
                               (RESTATED)

           Preferred   Common
           Shares      Shares              Capital
           5,000,000   150,000,000         in
           Authorized  Authorized          excess
           $.01 Par    $.0005      Par     of Par    Deferred     Accumulated
           Value       Par Value   Value   Value     Compensation  Deficit     Total
Balances -
 March 31,
 2004          -       51,882,037  $25,941 $6,861,574  $(69,600) $(6,041,887) $776,028

Beneficial
 Conversion
 feature                                   528,571	                          528,571


Warrants issued with
 Debt	                                      75,416                          75,416

Amortization of
Deferred compensation                                    23,808                  23,808

Net loss for
 the period
 ended
 September 30,
 2004                                                                (342,890) (342,890)

Balances -
 September 30,
 2004          -       51,882,037  $25,941 $7,465,561   $(45,792)$(6,384,777) 1,060,933

                       ADM TRONICS UNLIMITED, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
                                                    SIX MONTHS ENDED
                                                      SEPTEMBER 30,
                                                     2004       2003*
                                                  (RESTATED)
Cash flows from Operating activities:
 Net (loss)                                      $ (342,890) $( 80,879)
 Adjustments to reconcile net (loss)
  to net cash provided by (used in)
  operating activities:
   Depreciation and amortization                     69,174     77,505
   Amortization of debt discount                     40,960        -
   Amortization of deferred discount                 23,808        -
   Change in fair value of warrant liability       (127,352)       -
  Changes in operating assets and liabilities:
   Accounts receivable - trade                       (6,555)   (11,701)
   Inventories                                      128,070     75,107
   Other current assets                              (6,140)      (600)
   Other assets                                     (22,281)      3,507
   Accounts payable - trade                         (34,813)   (16,296)
   Accrued expenses and other current liabilities    40,383    (20,689)

 Net cash flows provided by (used in)
  operating activities                             (237,636)    25,954

Cash flows from Investing activities:
 Purchases of property and equipment                 (8,215)      -

 Net cash flows (used in)
  investing activities                               (8,215)      -

Cash flows from Financing activities:
 Gross proceeds from private placement offering -
  notes payable                                   2,687,500       -
 Costs of private placement offering               (370,340)      -

Net cash provided by financing activities         2,317,160       -


Net change in cash and equivalents                2,071,309     25,954

Cash and equivalents--beginning of period            90,081     49,765

Cash and equivalents--end of period              $2,161,390   $ 75,719


Supplemental disclosure of cash flow activities:

 Interest paid                                         -          -
 Income taxes paid                                     -          -


*reclassified



                          ADM TRONICS UNLIMITED, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

Note 1-Basis of Presentation:


Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of ADM Tronics Unlimited, Inc. and its subsidiaries (collectively, the "Company"). These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the six months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Form 10-KSB for the fiscal year ended March 31, 2004.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the periods presented as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized for the six and three month periods ended September 30, 2004 since the effect would be anti-dilutive. There were 24,582,015 common stock equivalents at September 30, 2004 and none at September 30, 2003.

Stock Options and Warrants

The Company accounts for its stock-based employee compensation plans using the intrinsic value based method, under which compensation cost is measured as the excess of the stock's market price at the grant date over the amount an employee must pay to acquire the stock. Stock options and warrants issued to non-employees are accounted for using the fair value based method, under which the expense is measured as the fair value of the security at the date of grant based on the Black-Scholes pricing model. A subsidiary of the Company had 578,500 employee stock options outstanding at September 30, 2004, and none at September 30, 2003.

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

Pro forma information relating to employee and director common share purchase options is as follows:

                        For the                       For the
                        Three Months                  Six Months
                        Ended                         Ended
                        September 30,  September 30,  September 30, September 30,
                        2004           2003           2004          2003
Net loss as reported    $(366,868)     $(33,390)      $(342,890)    $(80,879)
Stock compensation
 calculated under
 SFAS No. 123              (2,492)         -             (4,983)        -
Pro forma net loss      $(369,360)     $(33,390)      $(347,873)    $(80,879)
Historical basic and
 diluted loss per share    $(0.01)      $(0.001)         $(0.01)     $(0.002)
Pro forma basic and
 diluted loss per share    $(0.01)      $(0.001)         $(0.01)     $(0.002)




Restatement:

The September 30, 2004 financial statements have been restated to record a beneficial conversion feature related to convertible notes payable issued by the Company in the amount of $528,571. The Company has also recorded an amount of $287,351 related to the fair value of warrants issued with the debt, which was recorded as a liability due to a registration rights agreement. The result is to record an aggregate discount on debt of $815,922. Additionally, the Company issued compensation warrants related to the debt placement with a fair value of $75,416. The amortization of these items for the three and six month periods ended September 30, 2004 was $40,960. Also, the fair value of the warrants has been recorded at $159,999 at September 30, 2004, and a recovery of expense for the three and six months ended September 30, 2004 of $127,352 has been recorded. As a result of these corrections, net loss for the three and six months ended September 30, 2004 has decreased by $86,392 for each period, to $366,868 and $342,890, respectively, and loss per share was unchanged at $0.01 and $0.01, respectively.

Changes to the balance sheet at September 30, 2004 resulting from these corrections are as follows:


						        As reported	   Restated

Unamortized debt discount                   $     -- 	        $   782,262
Deferred financing costs and other assets    425,246              493,362
Warrants issued with registration rights		  -- 	            159,999

Capital in excess of par value             6,813,368	          7,417,355
Accumulated deficit                       (6,467,169)
(6,380,777)

Note 2.  Segment Information

Information about segment information is as follows:

Six Months Ended September 30, 2004:     CHEMICAL    MEDICAL      TOTAL

 Revenues from external customers        436,486     216,497     652,983
 Segment profit (loss)                    26,196    (495,424)   (469,228)
 Identifiable assets                   2,888,071     591,393   3,479,464

Six Months Ended September 30, 2003:

 Revenues from external customers        466,747     127,036     593,783
 Segment profit (loss)                   (58,543)    (22,502)    (81,045)

Three Months Ended September 30, 2004:

 Revenues from external customers        196,529      71,157     267,686
 Segment profit (loss)                    (7,917)   (485,222)   (493,139)

Three Months Ended September 30, 2003:

 Revenues from external customers        225,530      95,945     321,475
 Segment profit (loss)                   (35,299)      1,832     (33,467)

Note 3. Private Placement Offering

a) The Company is in the process of a private placement offering with regard to its subsidiary, Ivivi Technologies, Inc., formerly known as AA Northvale Medical Associates, Inc. ("Ivivi"), of up to 35 Units for an aggregate price of $3,500,000. Each Unit consists of a i) $100,000 Joint Unsecured

Convertible Note payable on December 31, 2009, ii) one Class A Common Stock Purchase Warrant of the Company, and iii) one Class A Common Stock Purchase Warrant of Ivivi. Investors may exercise either warrant, but not both. Those warrants which are non-exercised must be surrendered to either the Company or Ivivi. The Joint unsecured 6% Convertible Notes may be converted into Common Stock of Ivivi or Common Stock of the Company at a conversion price as defined in the private placement memorandum. As of September 30, 2004, the Company has raised $2,687,500 of 6% Convertible Notes Payable from such offering, of which approximately $370,000 were for costs incurred in raising such funds. These costs have been deferred and included in other assets. The conversion feature of the notes and the exercise of the warrants is allowed through November, 2009. It is anticipated by management that the holders of the notes will convert the notes payable into either common stock of Ivivi or of the Company in the near future. If the noteholders convert the notes to common stock, the costs of such financing will be charged to the capital in excess of par value account. If the notes are not converted, then such costs will be amortized over the term of the notes.

As additional consideration for the purchase of the notes, the Company granted to the purchasers warrants entitling them to purchase 9,267,241 common shares at the price of $0.41 per share. These warrants lapse if unexercised after five years, or upon an effective registration statement of Ivivi. A registration rights agreement was executed requiring the Company to register the shares of its common stock underlying the notes and warrants so as to permit the public resale thereof. In accordance with EITF 00-27, a portion of the proceeds was allocated to the warrant liability based on its fair value, which totaled $287,351 using the Black-Scholes option pricing model. The remaining balance was allocated to the convertible notes and was used to compute the beneficial conversion feature. The Company attributed a beneficial conversion feature of $528,571 to the convertible notes based upon the difference between the effective conversion price of those shares and the closing price of the Company's common shares on the date of issuance. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 64%, (3) risk-free interest rate of 1.5%, and (4) expected life of six months. The total debt discount of $815,922 is being amortized over the term of the notes. During the six months ended September 30, 2004, amortization as interest expense amounted to $33,660.

Since the warrant is a contract requiring settlement through the delivery of registered shares, and the delivery of such registered shares was not deemed controllable by the Company, the Company recorded the net value of the warrants at the date of issuance as a warrant liability on the balance sheet $287,351 and included the change in fair value from the date of issuance to September 30, 2004 in other income (expense), in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". The fair value of the warrant was $159,999 at September 30, 2004.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company's operations and financial condition should be read in conjunction with the Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB.

Forward-Looking Statements

         This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the "safe harbor" provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Act of 1995. The Company uses forward-looking statements in its description of its plans and objectives for future operations and assumptions underlying these plans and objectives.
Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "forecasts", "projects", or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-QSB to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under Risk Factors set forth in Exhibit 99.1 and elsewhere in, or incorporated by reference into the Company's Annual Report on Form 10-KSB/A.

Critical Accounting Policies

Revenue Recognition:

Sales revenues are recognized when products are shipped to end users and rental and lease revenues are recognized principally on either a monthly or a pay-per use basis in accordance with individual rental or lease agreements and are recognized on a monthly basis as earned. Shipments to distributors are recognized as sales where no right of return exits. This is generally the case with sales of chemicals. This is generally not the case with sales of the SofPulse units. The Company recognizes revenue from the sale of the SofPulse products when the products are shipped to end users. An increasing amount of rental revenue is recognized on a fixed monthly recurring basis as product is utilized by the end-user. Sales returns have been immaterial. Lease revenues through third party distributors have also been immaterial and there have been no sales through third party distributors. The Company's products are principally shipped on a "freight collect" basis. Shipping and handling charges and costs are immaterial.

Use of Estimates:

The Company's discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United states of America. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to reserves, deferred tax assets and valuation allowance, impairment of long-lived assets, fair value of equity instruments issued to consultants for services and fair value of equity instruments issued to others. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, the Company believes that its estimates, including those for the above-described items, are reasonable.


Business Overview

         The Company is a technology-based developer and manufacturer of diversified lines of products in the following three areas: (1) environmentally safe chemical products for industrial
use,  (2)  therapeutic   non-invasive electronic medical devices and (3)
cosmetic and topical dermatological products. The Company derives most of its revenues from the development, manufacture and sale of chemical products, and, to a lesser extent, from its therapeutic non-invasive electronic medical devices and topical dermatological products.

         The Company is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. The Company's operations are conducted through the Company itself and its three subsidiaries, Ivivi Technologies, Inc., Pegasus Laboratories, Inc. and Sonotron Medical Systems, Inc.

	The September 30, 2004 financial statements have been restated to record a beneficial conversion feature related to the Company's convertible notes payable and to record an additional discount related to the fair value of warrants issued with the debt. See Note 1 of the Notes to the Company's Consolidated Financial Statements contained in Item 1 of this Amendment No. 1 for a discussion of the restatement.


Liquidity and Capital Resources

At September 30, 2004, the Company had cash and equivalents of $2,161,390 as compared to $90,081 at March 31, 2004. This increase was the result of proceeds received by the Company from a private placement financing offset by costs of such financing and by cash used in operations.

Operating Activities

Net cash flows used in operating activities were $237,636 for the six months ended September 30, 2004 as compared to net cash flow provided by operating activities of $25,954 for the six months ended September 30, 2003. This increase was primarily due to increased costs related to the Company's medical device subsidiary's expansion of personnel and increased other operational expenses related thereto.

Investing Activities

The Company purchased property and equipment of $8,215 during the six months ended September 30, 2004.


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

Other Income

Net other income in 2004 was $126,271 as compared to $77 in 2003. Other net income for 2004 was primarily from a change in fair value of the warrant liability of $127,352, partially offset by amortization of debt discount of $40,960, and from payments received pursuant to the settlement of litigation and increased interest income from increased amounts invested.






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

Other Income

Net other income in 2004 was $126,338 as compared to $166 in 2003. Other net income for 2004 was primarily from a change in fair value of the warrant liability of $127,352, partially offset by amortization of debt discount of $40,960, and from payments received pursuant to the settlement of litigation and increased interest income from increased amounts invested.


ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

On September 2, 2005, in response to a comment letter from the staff of the Securities and Exchange Commission that, among other things, requested information regarding the accounting for the fair value of warrants issued with convertible debt and a beneficial conversion feature related to convertible debt issued by the Company, the Board of Directors of the Company (the "Board"), on the recommendation of the Company's management and after discussions with its independent auditors, made an internal determination and concluded that the financial statements contained in the Company's Quarterly Report on Form 10-QSB for the Company's fiscal quarters ended September 30, 2004, December 31, 2004 and June 30, 2005 (the "Form 10-QSBs") and the financial statements previously audited by the Company's prior auditors and contained in the Company's Annual Report on Form 10-KSB for the Company's fiscal year ended March 31, 2005 (the "Form 10-KSB"), required restatement primarily related to the accounting for the fair value of warrants issued with convertible debt and a beneficial conversion feature related to the convertible debt issued with respect to the financing for the Company's subsidiary, Ivivi Technologies, Inc. as previously accounted for by the Company. The restatements are described in Note 1 of the Notes to Consolidated Financial Statements.

	In the Company's Form 10-QSB for the quarter ended September 30, 2004, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. However, in connection with the Company's determination to restate the financial statements contained in the Form 10-QSBs and the Form 10-KSB, the Company's management, including the principal executive officer and principal financial officer, reevaluated its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) related to the recording, processing, summarization, and reporting of information in the Company's periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to the Company, including its subsidiaries, is accumulated and communicated to the Company's management, including these officers, by other of the Company's employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The Company's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

	Based on the reevaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2004, the Company's principal executive officer and principal financial officer concluded that, solely because there was a material weakness resulting from the Company not properly recording the transaction described above under generally accepted accounting principles, such disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange
Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to ensure that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company has taken steps to remediate the material weakness. See "Changes in Internal Control Over Financial Reporting."


CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this Quarterly Report on Form 10-QSB relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

However, as a result of the reevaluation of the effectiveness of the Company's internal control over financial reporting as of the end of the fiscal year ended March 31, 2005, the management of the Company, including the principal executive officer and principal financial officer, concluded that the need for a restatement of the financial statements contained in the Form 10-QSBs and the Form 10-KSB were the result of a material weakness in the internal control over financial reporting. A material weakness in internal control is a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by the Company. The Company's reconciliation and review processes were not adequate to detect the failure to record the beneficial conversion feature of the convertible debt and the additional amount related to the fair value of warrants in the Company's financial statements contained in the Form 10-QSBs and Form 10-KSB.

The Company has taken steps to remediate the material weakness by (i) retaining a certified public accountant as a consultant to assist with the Company's financial reporting obligations and improvement of its internal controls over financial reporting and (ii) hiring a certified public accountant as a part-time employee responsible for assisting management with internal controls, financial reporting and closing the Company's books and records. The Company believes that these remedial steps will help correct the material weakness described above. However, the Company cannot assure that it will not in the future identify further material weaknesses in its internal controls over financial reporting.

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

                                       ADM Tronics Unlimited, Inc.
                                       (Registrant)

                                By:\s\ Andre' DiMino
                                       Chief Executive
                                       Officer and Chief Financial
Officer
Dated: Northvale, New Jersey
       December 9, 2005