Form 10QSB/A
period 2004-12-31
ADM TRONICS UNLIMITED INC/DE
filed 2005-12-09
CIK 849401

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





EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A to the Quarterly Report on Form 10-
QSB (the "Quarterly Report") of ADM Tronics Unlimited, Inc. (the "Company or "ADM") filed on February 22, 2005 with the Securities and Exchange Commission (the "SEC") is filed (i) as a result of a restatement of the financial statements for the three and nine month period ended December 31, 2004 primarily to record a beneficial conversion feature related to the Company's convertible notes payable and to record an additional discount related to the fair value of warrants issued with the debt and (ii) to respond to comments received from the SEC. See Note 1 of the Notes to the Company's Consolidated Financial Statements contained in Item 1 of this Amendment No. 1 for a discussion of the restatement. Therefore, the Company is amending and restating in its entirety the Quarterly Report. In addition, the Company is including with this Amendment No. 1 certain currently dated certifications. Except as described above, no other amendments are being made to the Quarterly Report. This Form 10-QSB/A does not reflect events occurring after the February 22, 2005 filing of this Quarterly Report or modify or update the disclosure contained in the Quarterly Report in any way other than as required to reflect the amendments discussed above and reflected below.


                      ADM TRONICS UNLIMITED, INC.

                                 INDEX
                                                            Page Number
Part I. Financial Information

Item 1. Consolidated Financial Statements:

  Consolidated Balance Sheets - December 31, 2004
     and March 31, 2004                                          2

  Consolidated Statements of Operations - For the
     three months and nine months ended December
     31, 2004 and 2003                                           3

  Consolidated Statement of Changes in Stockholders'
     Equity - For the nine months ended December 31, 2004        3

  Consolidated Statements of Cash Flows - For the
     nine months ended December 31, 2004 and 2003                4

  Notes to Consolidated Financial Statements                     5

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                            6

Item 3. Controls and Procedures                                  8

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and
         Use of Proceeds                                         8

Item 6. Exhibits                                                 9
                                     1
                        ADM TRONICS UNLIMITED, INC.
                        CONSOLIDATED BALANCE SHEETS

                                                  (UNAUDITED)
                                                   DECEMBER       MARCH
    ASSETS                                         31, 2004      31, 2004
                                                   (RESTATED)

Current assets:
 Cash and equivalents                            $2,032,406   $    90,081
 Accounts receivable--trade, less allowance
  for doubtful accounts of $29,000 and
  $29,000, respectively                             174,681       118,433
 Inventories:
  Raw materials and supplies                        106,502       159,497
  Finished goods                                    155,629       107,688
Other current assets                                317,288        32,993

    Total current assets                          2,786,506       508,692

Property and equipment at cost, net of
 accumulated depreciation of $458,764 and
 $268,353, respectively                              32,001         8,887
Inventory long term portion                         186,371       344,465
Equipment in use and under lease agreements, net
 of accumulated depreciation of $726,598 and
 $758,330, respectively                              84,700       179,895

Loan receivable from officer, bearing
 interest at 3% per annum, unsecured                 49,188        49,188

Other assets                                        588,313        31,039

    Total assets                                 $3,727,079    $1,122,166

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable-trade                          $   85,554   $   159,798
 Accrued expenses and other                         135,726        51,340

    Total current liabilities                       221,280       211,138

Long-term liabilities
 Note payable                                       135,000       135,000
 Convertible 6% Notes, net of discount
    of $987,742		                          2,649,758          -
 Warrants issued with registration rights         1,091,035          -

    Total long-term liabilities                   3,875,793       135,000

    Total liabilities                             4,097,073       346,138

Stockholders' equity                               (369,994)      776,028

    Total liabilities and
      stockholders' equity                       $3,727,079    $1,122,166


                                     2


                       ADM TRONICS UNLIMITED, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

					  THREE MONTHS ENDED	 NINE MONTHS ENDED
					      DECEMBER 31,          DECEMBER 31,
					     2004       2003	   2004	  2003
                                (RESTATED)             (RESTATED)

Revenues			       $  334,183   $237,021   $  987,166   $830,803

Costs and expenses:
 Cost of sales                    169,402    126,425      535,172    457,999
 Selling, general and
  administrative                  845,696    187,659    1,602,137    530,913

    Total costs and expenses	  1,015,098    314,084    2,137,309    988,912

Operating (loss)                 (680,915)   (77,063)  (1,150,143)  (158,109)

Other income (expense):
 Interest and other income
  (expense), net 			    (54,922)     3,770      (14,976)     3,934
 Amortization of debt discount    (78,703)      -        (119,663)      -
 Change in fair value of
   warrant liability             (840,539       -        (713,187)      -

Net (loss)	                  $(1,655,079)  $(73,293) $(1,997,969) $(154,175)

Net (loss) per common share,
 Basic and diluted                 $(0.03)   $(0.001)      $(0.04)   $(0.003)
Weighted average shares
 Outstanding                   52,882,037 51,132,037   52,215,370 50,632,037

                       ADM TRONICS UNLIMITED, INC.
        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
	         FOR THE NINE MONTHS ENDED DECEMBER 31, 2004
                              (UNAUDITED)
                               (RESTATED)
         Preferred  Common
          Shares     Shares               Capital
          5,000,000  150,000,000          in
          Authorized Authorized           excess
          $.01 Par   $.0005      Par      of Par     Deferred     Accumulated
          Value      Par Value   Value    Value     Compensation   Deficit     Total
Balance,
 March 31,
 2004        -       51,882,037  $25,941  $6,861,574 $(69,600) $(6,041,887)  $776,028

Issuance of
 common stock         2,000,000    1,000      19,000                           20,000

Beneficial
 conversion
 feature                                     690,620                           690,620

Warrants issued
 With debt                                   100,237                           100,237


Warrants issued
 For services                               294,761  (294,761)                    -

Amortization of
 Deferred Compensation                                 41,090                   41,090

Net loss for
 the period
 ended
 December
 31, 2004                                                       (1,997,969)(1,997,969)

Balances,
 December
 31, 2004    -       53,882,037  $26,941  $7,966,192(323,271) $(8,039,856) ($369,994)


                                         3


                       ADM TRONICS UNLIMITED, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
				                           NINE MONTHS ENDED
                                                      DECEMBER 31,
                                                    2004        2003
                                                  (RESTATED)
Cash flows from Operating activities:
 Net (loss)                                    ($1,997,969)  $(154,175)
 Adjustments to reconcile net (loss)
  to net cash provided by (used in) operating
    activities:
   Depreciation and amortization                   103,874     110,813
   Value of common stock issued
    for services rendered                           19,000      22,000
   Amortization of debt discount                   119,663         -
   Amortization of deferred compensation            41,090         -
   Change in fair value of warrant liability       713,187         -
  Changes in operating assets and liabilities:
   Accounts receivable                             (56,248)       (388)
   Inventories                                     163,148     105,599
   Other current assets                           (284,295)        821
   Other assets                                    (18,976)      4,816
   Accounts payable                                (74,244)    (50,871)
   Accrued expenses and other current liabilities   84,386     (21,050)

 Net cash flows provided by (used in)
  operating activities                          (1,187,384)     17,565

Cash flows from Investing activities:
 Purchases of property and equipment               (31,793)       -

 Net cash flows provided by (used in)
  investing activities                             (31,793)       -

Cash flows from Financing activities:
 Proceeds from 6% Unsecured Convertible Notes    3,637,500        -
 Deferred loan fees                               (476,998)       -
 Issuance of common stock for cash                   1,000         750

 Net cash flows provided by
   financing activities                          3,161,502         750

Net change in cash and cash equivalents         $1,942,325    $ 18,315

Cash and cash equivalents--beginning of period    $ 90,081    $ 49,765

Cash and cash equivalents--end of period        $2,032,406    $ 68,080


Supplemental disclosure of cash flow activities:

 Interest paid                                        -           -
 Income taxes paid                                    -           -




                                     4






                       ADM TRONICS UNLIMITED, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)
Note 1-Basis of Presentation:

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of ADM Tronics Unlimited, Inc. and its subsidiaries (collectively, the "Company"). These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the nine months ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Form 10-KSB for the fiscal year ended March 31, 2004.

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

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the periods presented as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized for the nine and three month periods ended December 31, 2004 since the effect would be anti-dilutive. There were 31,657,773 common stock equivalents at December 31, 2004 and none at December 31, 2003.

Stock Options and Warrants

The Company accounts for its stock-based employee compensation plans using the intrinsic value based method, under which compensation cost is measured as the excess of the stock's market price at the grant date over the amount an employee must pay to acquire the stock. Stock options and warrants issued to non-employees are accounted for using the fair value based method, under which the expense is measured as the fair value of the security at the date of grant based on the Black-Scholes pricing model. A subsidiary of the Company had 578,500 employee stock options outstanding at December 31, 2004, and none at December 31, 2003.

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

Pro forma information relating to employee and director common share purchase options is as follows:








                         For the                       For the
                         Three Months                  Nine Months
                         Ended                         Ended
                         December 31,   December 31,   December 31,   December 31,
                         2004           2003           2004           2003
Net loss as reported   $(1,655,079)   $   (73,293)   $(1,997,969)   $  (154,175)
Stock compensation
 calculated under
 SFAS No. 123               (2,493)          -            (7,475)          -
Pro forma net loss     $(1,657,572)   $   (73,293)   $(2,005,444)   $  (154,175)
Historical basic and
 diluted loss per share     $(0.03)       $(0.001)        $(0.04)       $(0.003)


Restatement:


The December 31, 2004 financial statements have been restated to record a beneficial conversion feature related to convertible notes payable issued by the Company in the amount of $690,620. The Company has also recorded an amount of $377,848 related to the fair value of warrants issued with the debt, which was recorded as a liability due to a registration rights agreement. The result is to record an aggregate discount on debt of $1,068,468. Additionally, the Company issued compensation warrants related to the debt placement with a fair value of $100,237 and has recorded deferred compensation of $294,761 related to warrants issued for services. The amortization of these items for the three and nine month periods ended December 31, 2004 was $93,441 and $134,401, respectively. Also, the fair value of the warrants has been recorded at $1,091,035 at December 31, 2004, and an expense for the three and nine months ended December 31, 2004 of $840,539 and $713,187, respectively, has been recorded. As a result of these corrections, net loss for the three and nine months ended December 31, 2004 has increased by $933,980 and $847,588, respectively, to $1,655,079 and $1,997,969, respectively, and loss per share increased to $0.03 and $0.04, respectively, from $0.01 and $0.02, respectively.

Changes to the balance sheet at December 31, 2004 resulting from these corrections are as follows:


                              As reported	      Restated

Unamortized debt discount	$     -- 		$   987,742
Deferred financing costs
and other assets	             526,055        	    587,355
Warrants issued with
 registration rights                -- 	        1,091,035
Deferred compensation               --	          280,023
Capital in excess of
 par value                   6,832,368            7,917,986
Accumulated deficit         (7,188,268)          (8,035,856)


Note 2.  Segment Information

Information about segment information is as follows:

Nine Months Ended December 31, 2004:     CHEMICAL    MEDICAL      TOTAL

 Revenues from external customers       $659,414  $  327,753  $  987,166
 Segment profit (loss)                   165,711  (2,163,680) (1,997,969)
 Identifiable asstes                     760,076   2,966,045   3,726,121

Nine Months Ended December 31, 2003:

 Revenues from external customers        667,635     163,168     830,803
 Segment profit (loss)                   (83,339)    (74,770)   (158,109)

Three Months Ended December 31, 2004:

 Revenues from external customers        222,927     111,256     334,183
 Segment profit (loss)                    45,335  (1,700,414)
(1,655,079)

Three Months Ended December 31, 2003:

 Revenues from external customers        200,888      36,133     237,021
 Segment profit (loss)                   (25,022)    (52,041)    (77,063)

Note 3. Private Placement Offering

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

As additional consideration for the purchase of the notes, the Company granted to the purchasers warrants entitling them to purchase 12,543,103 common shares at the price of $0.41 per share. These warrants lapse if unexercised after five years, or upon an effective registration statement of Ivivi. A registration rights agreement was executed requiring the Company to register the shares of its common stock underlying the notes and warrants so as to permit the public resale thereof. In accordance with EITF 00-27, a portion of the proceeds was allocated to the warrant liability based on its fair value, which totaled $377,848 using the Black-Scholes option pricing model. The remaining balance was allocated to the convertible notes and was used to compute the beneficial conversion feature. The Company attributed a beneficial conversion feature of $690,620 to the convertible notes based upon the difference between the effective conversion price of those shares and the closing price of the Company's common shares on the date of issuance. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 64%, (3) risk-free interest rate of 1.5%, and (4) expected life of six months. The total debt discount of $1,068,468 is being amortized over the term of the notes. During the three and nine months ended December 31, 2004, amortization as interest expense amounted to $47,066 and $80,726, respectively.

Since the warrant is a contract requiring settlement through the delivery of registered shares, and the delivery of such registered shares was not deemed controllable by the Company, the Company recorded the net value of the warrants at the date of issuance as a warrant liability on the balance sheet $377,848 and included the change in fair value from the date of issuance to December 31, 2004 in other income (expense), in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". The fair value of the warrants was $1,091,035 at December 31, 2004.




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

The December 31, 2004 financial statements have been restated to record a beneficial conversion feature related to the Company's convertible notes payable and to record an additional discount related to the fair value of warrants issued with the debt. See Note 1 of the Notes to the Company's Consolidated Financial Statements contained in Item 1 of this Amendment No. 1 for a discussion of the restatement.



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


Operating Activities

Net cash flows used in operating activities were $1,187,384 for the nine months ended December 31, 2004 as compared to $17,565 provided by operating activities for the nine months ended December 31, 2003. Cash used in operating activities primarily resulted from the net loss for the period of $1,997,969, partially offset by non-cash charges. The significant increase in operating expenses relates to the medical device subsidiary's (Ivivi) expansion; principally salaries of added personnel, consulting fees and research and development expense resulted in a net cash outflow from operating activities.

Investing Activities

Investing activities during the nine months ended December 31, 2004 were $31,793 as compared to zero for the nine months ended December 31, 2003. The increase resulted from the purchases of property and equipment.

Financing Activities

Cash flows provided by financing activities for the nine months ended December 31, 2004 were $3,161,502 as compared to $750 for the nine months ended December 31, 2003 The increase resulted from $3,637,500 received from private placements of unsecured convertible notes of the Company and Ivivi reduced by deferred loan fees related thereto.

The proceeds of the private placements are being used primarily for sales and marketing activities of Ivivi, for research

						6
and development of potential products being developed by Ivivi and to repay a portion of indebtedness owed to the Company by Ivivi. The Company will need to obtain additional capital to continue to operate and grow its business, including the business of its subsidiaries, and its ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as its and its subsidiaries' business performance. In February 2005, the Company's subsidiary, Ivivi, filed a registration statement with the Securities and Exchange Commission related to the proposed initial public offering of Ivivi's common stock. There can be no assurance that the Company or Ivivi will be successful in their efforts to arrange additional financing, including through the proposed initial public offering of Ivivi's common stock, on terms satisfactory to the Company and/or Ivivi or at all.

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

Operating (Loss)

Operating loss in 2004 was ($680,915) compared to ($77,063) in 2003. Selling, general and administrative expenses increased by $658,037 primarily due to the significant increase in personnel, marketing, research and development and overhead costs from the Company's Ivivi subsidiary.

Other Income (Expense)

Net other expense in 2004 was $974,164 as compared to income of $3,770 in 2003. Other net expense for 2004 was primarily from a change in fair value of the warrant liability of $840,539, amortization of debt discount and costs of $78,703 and from payments interest accrued on the convertible notes issued in the private placement partially offset by interest earned from amounts invested in money market funds.

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

						7

Operating (Loss)

Operating loss was ($1,150,143) in 2004 compared to ($158,109) in 2003.
Selling, general and administrative expenses increased by $1,071,224 primarily due to the significant increase in personnel, marketing, research and development and overhead costs from the Company's Ivivi subsidiary.

Other Income (Expense)

Net other expense in 2004 was $847,826 as compared to income of $3,934 in 2003. Other net expense for 2004 was primarily from a change in fair value of the warrant liability of $713,187, amortization of debt discount and costs of $119,663 and from payments interest accrued on the convertible notes issued in the private placement partially offset by interest earned from amounts invested in money market funds.

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

Pursuant to the terms of the private placements completed in each of December 2004 and February 2005, the number of shares of the Company's common stock issuable upon conversion of the notes and exercise of the warrants will increase by 1% for each 30 day period, or portion thereof, following the 90th day of a demand for registration of the shares of the Company's common stock underlying the notes and warrants and such registration statement is not declared effective. In addition the number of shares of Ivivi's common stock issuable upon conversion of the notes and exercise of the warrants issued in December 2004 and February 2005 will increase by 2%, for each 30-day period, or portion thereof, after March 1, 2005 and June 30, 2005 that a registration statement covering the shares of the Company's common stock and the shares of Ivivi's common stock, respectively, underlying securities issued in the private placement is not declared effective.

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

As of February 14, 2005, each of the Company and Ivivi was in material compliance with the covenants contained in the notes. These covenants will terminate upon conversion of the notes upon consummation of this offering.

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

	In the Company's Form 10-QSB for the quarter ended December 31, 2004, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. However, in connection with the Company's determination to restate the financial statements contained in the Form 10-QSBs and the Form 10-KSB, the Company's management, including the principal executive officer and principal financial officer, reevaluated its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) related to the recording, processing, summarization, and reporting of information in the Company's periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to the Company, including its subsidiaries, is accumulated and communicated to the Company's management, including these officers, by other of the Company's employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The Company's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

	Based on the reevaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2004, the Company's principal executive officer and principal financial officer concluded that, solely because there was a material weakness resulting from the Company not properly recording the transaction described above under generally accepted accounting principles, such disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange
Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to ensure that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company has taken steps to remediate the material weakness. See "Changes in Internal Controls Over Financial Reporting."


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

The principal and accrued interest on the notes will either be: (i) convertible into the Company's common stock at $.29

						8
per share or (ii) convertible into Ivivi's common stock at $8.30 per share. For each note in the principal amount of $100,000 issued in the private placements, one warrant for the purchase of up to 344,828 shares of the Company's common stock at $.41 per share (the "Company Warrant") and one warrant for the purchase of up to 12,048 shares of Ivivi's common stock at $5.70 per share (the "Ivivi Warrant") were issued. Each of the Company Warrants and the Ivivi Warrants provides that in addition to paying the exercise price upon exercise of the warrant, the holder must surrender the non-exercised warrant relating to the other company(i.e., either the Company Warrant or the Ivivi Warrant, as the case may be).

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

ITEM 6. Exhibits

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
                                              ADM Tronics Unlimited, Inc.


                                By:	\s\  Andre' DiMino,
                                         Chief Executive Officer and
Dated: Northvale, New Jersey             Chief Financial Officer
           December 9, 2005