Form 10KSB/A
period 2005-03-31
ADM TRONICS UNLIMITED INC/DE
filed 2005-12-09
CIK 849401

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549


                                 FORM 10-KSB/A
                               (Amendment No. 1)


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended March 31, 2005


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from __________ to __________


                         Commission File Number 0-17629


                           ADM TRONICS UNLIMITED, INC.
                 (Name of Small Business Issuer in its Charter)


             Delaware                                    22-1896032
 (State or Other Jurisdiction of          (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                224-S Pegasus Avenue, Northvale, New Jersey 07647
               (Address of Principal Executive Offices) (Zip Code)


                                 (201) 767-6040
                           (Issuer's Telephone Number)

         Securities registered pursuant to Section 12(b) of the Act:

   Title of Each Class             Name of Each Exchange on which Registered
         None                                      None

         Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0005 par value
                                (Title of Class)



Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[_]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in the form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were approximately $1,382,000.

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


Transitional Small Business Disclosure Format (check one): Yes [_] No [X]


			      EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A to the Annual Report on Form 10-KSB (the "Annual Report") of ADM Tronics Unlimited, Inc. (the "Company" or "ADM") filed on July 14, 2005 with the Securities and Exchange Commission (the "SEC") is filed (i) as a result of a restatement of the March 31, 2005 financial statements primarily to record a beneficial conversion feature related to the Company's convertible notes payable and to record an additional discount related to the fair value of warrants issued with the debt and (ii) to respond to comments received from the SEC on the Annual Report. See Note 1(r) of the Notes to the Company's Consolidated Financial Statements contained in Item 7 of this Amendment No. 1 for a discussion of the restatement. Therefore, the Company is amending and restating in their entirety Items 6, 7 and 8A of Part II and
Item 13 of Part III of the Annual Report. In addition, the Company is including with this Amendment No. 1 certain currently dated certifications and an exhibit amending and restating the risk factors contained in the Annual Report to update the risk factors as a result of the restatement. Except as described above, no other amendments are being made to the Annual Report. This Form 10-KSB/A does not reflect events occurring after the July 14, 2005 filing of our Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

Unless otherwise indicated in this prospectus, references to "we," "us," "our" or the "Company" refer to ADM Tronics Unlimited, Inc. and its subsidiaries.

Part II

Item 6.  Management's Discussion and Analysis or Plan of Operation

Forward-Looking Statements

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the "safe harbor" provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Act of 1995. The Company uses forward-looking statements in its description of its plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "forecasts", "projects", or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-KSB to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under Risk Factors set forth in Exhibit 99.1 and elsewhere in, or incorporated by reference into this Annual Report on Form 10-KSB.

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

The Company is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. The Company's operations are conducted through ADM Tronics Unlimited, Inc. itself and its three subsidiaries, Ivivi Technologies, Inc.("Ivivi"), Pegasus Laboratories, Inc. and Sonotron Medical Systems, Inc.

The March 31, 2005 financial statements have been restated to record a beneficial conversion feature related to the Company's convertible notes payable and to record an additional discount related to the fair value of warrants issued with the debt. See Note 1(r) of the Notes to the Company's Consolidated Financial Statements contained in Item 7 of this Amendment No. 1 for a discussion of the restatement.

Results of  Operations  for the Fiscal  Years Ended March 31, 2005 and
March 31, 2004

Revenues

Sales and Rental income were $1,286,074 in 2005 as compared to $1,105,367 in 2004 representing an increase of $180,707 or 16%. The increase was the result of an increase in medical segment revenues of $191,339 as a result of increased sales and/or rentals of our SofPulse products offset by a decrease in chemical segment revenues of $10,632. Other income of $96,039 in 2005 was $38,150 or 66% higher than other income of $57,889 in 2004.

Gross Profit

Gross profit of $755,202 in 2005 was $178,404 or 31% higher than the gross profit of $576,798 for 2004. Gross profit was 59% of revenues in 2005 and 52% of revenues in 2004. The increase in gross profit in 2005 was the result of increased sales of products with a higher gross margin and increased rentals of the Company's SofPulse devices during such period.

Total Cost and Expenses

Total cost and expenses in 2005 increased $3,210,842 to $4,515,836 from $1,304,994 for 2004. The increase during the period was primarily related to expanded sales and marketing activities of the Company's Ivivi subsidiary and expenses associated with the private placement completed by the Company and Ivivi during the fiscal year ended March 31, 2005.
The increase was comprised of (i) an increase in selling, general and administrative expenses of $1,669,155 due to increased consulting, advertising, promotion and travel expenses related to the expansion of Ivivi's sales and marketing activities, (ii) an increase in the change in fair value of warrant liability of $581,749 resulting from the issuance of warrants in connection with the private placements completed by the Company and Ivivi in the fiscal year ended March 31, 2005, (iii) an increase in salaries and officer's compensation of $419,796 due to an increase in staffing at Ivivi, (iv) an increase in research and development expense of $270,894 resulting from the funding of clinical studies in fiscal 2005, (v) amortization of debt discount of $180,052 and
(vi) an increase in interest expense of $146,656 related to the debt issued in connection with the private placements.

Operating Loss

Operating loss before other income of $3,229,762 in 2005 was $3,030,135 higher than the operating loss of $199,627 in 2004. The increase in operating loss for the year ended March 31, 2005 resulted from increased selling, general and administrative expenses of $1,669,155 related to the expanded activities of Ivivi subsequent to the receipt of proceeds from the private placements completed by the Company and Ivivi and for expenses of $761,801 related to the private placements and increased interest expense of $146,656.

Liquidity and Capital Resources

At March 31, 2005, the Company had cash of $3,011,631 as compared to $90,081 at March 31, 2004, an increase of $2,921,550. This increase is the result of proceeds from the private placements completed by the Company and Ivivi.

Operating Activities

Cash used in operating activities for the year ended March 31, 2005 was $2,060,121 as compared to cash provided for the year ended March 31, 2004 of $38,863 which was due to the net loss of $3,133,723, cash used for expanded operations of Ivivi, and increases in accounts receivable of $27,851, inventories of $105,532 and other current assets of $286,303 offset primarily by the change in fair value of warrant liability of $581,749, depreciation and amortization of $447,478, accrued expenses and other current liabilities of $248,450, equipment held for sale of $56,883 and the issuance of common stock for services of $19,000. Operating costs and expenses were increased due to the significant expansion of operations of Ivivi funded by the proceeds from the private placements completed by the Company and Ivivi.

Cash used in investing activities for the year ended March 31, 2005 was $96,206 as compared to cash provided by investing activities for the year ended March 31, 2004 of $703 which was due to the purchase of equipment of $46,594 and patent costs incurred of $49,612.

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

Pursuant to the terms of the private placements completed in each of December 2004 and February 2005, the number of shares of the Company's common stock issuable upon conversion of the notes and exercise of the warrants will increase by 1% for each 30 day period, or portion thereof, following the 90th day of a demand for registration of the shares of the Company's common stock underlying the notes and warrants and such registration statement is not declared effective. In addition, the number of shares of Ivivi's common stock issuable upon conversion of the notes and exercise of the warrants issued in December 2004 and February 2005 will increase by 2%, for each 30-day period, or portion thereof, after March 1, 2005 and June 30, 2005 that a registration statement covering the shares of the Company's common stock and the shares of Ivivi's common stock, respectively, underlying securities issued in the private placement is not declared effective.

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

As of March 31, 2005, each of the Company and Ivivi was in material compliance with the covenants contained in the notes. These covenants will terminate upon conversion of the notes upon consummation of this offering.

The Company is seeking sources of additional financing from several sources. The Company does not have any material sources of liquidity or unused sources of liquid assets.





















Item 7.       Financial Statements

                  ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                                 MARCH 31, 2005

                                    I N D E X

                                                                   Page No.

FINANCIAL STATEMENTS:

     Report of Independent Registered Public Accounting Firm        F-1
     Consolidated Balance Sheet as of March 31, 2005                F-2
     Consolidated Statements of Operations
        For the Years Ended March 31, 2005 and 2004                 F-3
     Consolidated Statements of Changes in
        Stockholders' Equity (Deficiency)
           For the Years Ended March 31, 2005 and 2004              F-4
     Consolidated Statements of Cash Flows
        For the Years Ended March 31, 2005 and 2004                 F-5
     Notes to Consolidated Financial Statements                  F-6/F-19




































REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ADM Tronics Unlimited, Inc. and Subsidiaries
Northvale, New Jersey

We have audited the accompanying restated balance sheets of ADM Tronics Unlimited, Inc. and Subsidiaries as of March 31, 2005, and the related restated consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for the year ended March 31, 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ADM Tronics Unlimited, Inc. and Subsidiaries as of March 31, 2005, and the results of their operations and their cash flows for the year ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in note 2 to the financial statements, the company has suffered recurring losses from operations and has a stockholders deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Raich Ende Malter & Co. LLP


East Meadow, New York
October 26, 2005










THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY WEINICK SANDERS LEVENTHAL & CO., LLP ("WEINICK") AND HAS NOT BEEN REISSUED BY WEINICK, NOR HAS WEINICK PROVIDED A CONSENT TO INLCUDE ITS PREVIOUSLY ISSUED REPORT, AS WEINICK HAS CEASED OPERATIONS.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ADM Tronics Unlimited, Inc. and subsidiaries as of March 31, 2005, and the results of their operations and their cash flows for the years ended
March 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a stockholders' deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Weinick Sanders Leventhal & Co., LLP

New York, New York
July 13, 2005


                  ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                   (RESTATED)

                                     ASSETS

Current assets:
  Cash and cash equivalents                                  $3,011,631
  Accounts receivable - trade, less allowance
    for doubtful accounts of $72,593                            102,691
  Inventories:
    Raw materials and supplies                                  124,393
    Finished goods                                              248,324
  Prepaid expenses                                              283,048
  Other current assets                                           36,248
                                                             ----------
        Total current assets                                 $3,806,335

  Property and equipment - at cost, net of
    accumulated depreciation of $271,188                         40,550

  Equipment in use and under lease agreements - at cost,
    net of accumulated depreciation of $832,059                  51,791

  Inventory - long term portion                                 287,582

  Loan receivable from officer, bearing interest
    at 3% per annum, unsecured                                   49,188

  Deferred financing costs, net of accumulated
    amortization of $127,644	                                  823,564

  Other assets                                                   238,053
                                                              ----------

        Total assets                                          $5,297,063
                                                              ==========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable                                           $  172,978
  Accrued expenses and other current liabilities                299,790
                                                             ----------
        Total current liabilities                            $  472,768

Long-term debt:
  Warrants issued with registration rights                    1,449,326
  6% unsecured notes payable - long-term                      6,087,500
  Discount on unsecured notes payable                        (2,628,219)
                                                             ----------
        Total long-term debt                                  4,908,607

Commitments and contingencies                                        --

Stockholders' deficiency:
  Preferred stock, $.01 par value, 5,000,000 shares
   authorized                                                        --
  Common stock, $.0005 par value, 150,000,000 shares
    authorized; 53,882,037 shares issued and outstanding         26,941
  Capital in excess of par value                              9,391,972
  Deferred compensation                                      (  327,615)
  Accumulated deficit                                        (9,175,610)
                                                             ----------
         Total stockholders' deficiency                      (   84,312)
                                                             ----------
        Total liabilities and stockholders' deficiency       $5,297,063
                                                             ==========


          See accompanying notes to consolidated financial statements.


                  ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended
March 31,
                                                   2005              2004
                                                (RESTATED)
Revenues:
  Sales                                       $    955,438      $    999,282
  Rental income                                    330,636           106,085
  Other income (including interest income)          96,039            57,889

Total revenues                                   1,382,113         1,163,256

Costs and expenses:
  Cost of sales                                    530,872           528,569
  Depreciation and amortization of property
   and equipment and equipment in use and under
   lease agreements                                139,213           146,717
  Salaries and officer's compensation              609,365           189,569
  Research and development                         270,894                --
  Write-off of investments                              --            52,259
  Selling, general and administrative            2,048,935           379,780
  Interest expense                                 154,756             8,100
  Amortization of debt discount                    180,052                --
  Change in fair value of warrant liability        581,749                --

Total costs and expenses                         4,515,836         1,304,994

Net loss                                      ($ 3,133,723)     ($   141,738)

Weighted average number
  of common shares outstanding                  52,548,704        51,007,037

Net loss per share, basic and diluted         ($      0.06)     $       0.00

          See accompanying notes to consolidated financial statements.

                        ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                   FOR THE YEARS ENDED MARCH 31, 2005 and 2004
                                      (Restated)

              Preferred    Common
               Shares      Shares
              5,000,000  150,000,000
             Authorized  Authorized         Capital in
              $.01 Par   $.0005 Par   Par  Excess of Par  Def'd  Accumulated
                Value     Value     Value     Value       Comp       Deficit  Total
Balance at
April 1, 2003   --     50,382,037  $25,191 $6,773,724   $    --   ($5,900,149) $898,766

Issuance of
common stock    --      1,500,000      750     14,250        --            --    15,000

Valuation of
 920,000 shares
 issued by
 subsidiary     --             --       --     73,600   (69,600)           --     4,000

Net loss        --             --       --         --        --      (141,738) (141,738)

Balance
March 31, 2004  --     51,882,037   25,941  6,861,574   (69,600)   (6,041,887)  776,028


Valuation of
 warrants
 issued to
 underwriter
 for services   --             --      --      67,253        --            --    67,253

Beneficial
 conversion
 feature                                                1,940,694          -- 1,940,694

Issuance of
 warrants                                      294,761  (294,761)          --

Issuance of
 warrants
 for placement
 services                                      208,690                          208,690

Issuance of
 common stock  --      2,000,000     1,000     19,000        --           --     20,000

Amortization of
 deferred
 compensation                                   36,746                           36,746

Net loss       --            --         --         --             (3,133,723)(3,133,723)

Balance -
March 31, 2005
 As restated   --     53,882,037   $26,941 $9,391,972  ($327,615)($9,175,610)  ($84,312)



          See accompanying notes to consolidated financial statements.


                    ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the Years Ended
                                                             March 31,
                                                        2005          2004
                                                    (RESTATED)
Cash flows from operating activities:
  Net loss                                         ($3,133,723)  ($  141,738)

Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation and amortization 			 143,796       147,475
      Amortization of deferred financing costs          86,884            --
      Amortization of deferred compensation	        36,746            --
      Stock based compensation				  67,253	    	  --
      Amortization of debt discount                    180,052            --
      Change in fair value of warrant liability    	 581,749            --
      Issuance of common stock for services             20,000        14,250
      Other                                             19,148        11,000
      Write-off of investments                              --        52,259
      Increase (decrease) in allowance for doubtful
       accounts                                         43,593       (10,000)
      Increase (decrease) in cash flows as a result
       of changes in asset and liabilities account
       balances:
        Accounts receivable - trade                    (27,851)      (32,811)
        Inventories                                   (105,532)       25,402
        Other current assets                          (286,303)        1,096
        Equipment held for sale                         56,883        16,056
        Other assets                                    (3,446)        4,946
        Accounts payable                                13,180       (40,833)
        Accrued expenses and other current
         liabilities                                   248,450        (8,239)

  Total adjustments                                  1,074,602       180,601

Net cash provided by (used in) operating activities (2,059,121)       38,863

Cash flows from investing activities:
  Repayments of loans by officer                            --          703
  Purchase of equipment, net                           (46,594)          --
  Patent costs incurred                                (49,612)          --

Net cash provided by (used in) investing activities    (96,206)         703

Cash flows from financing activities:
  Issuance of common stock                                  --          750
  Private placements costs incurred                   (742,498)          --
  Registration costs incurred                         (133,125)          --
  Payment of note payable - estate of former
    officer/stockholder                               (135,000)          --
  Proceeds from issuance of unsecured notes payable  6,087,500           --

Net cash provided by financing activities            5,076,877          750

Net increase in cash and cash equivalents            2,921,550       40,316

Cash and cash equivalents - beginning of year           90,081       49,765

Cash and cash equivalents - end of year            $ 3,011,631  $    90,081

Supplemental information:
  Interest paid                                    $   105,890  $        --
  Income taxes paid                                $     3,414  $     3,434

Supplemental disclosure of non-cash operating
  and financing activities:
    Common stock and warrants issued as
     consideration for consulting services         $   449,000  $    87,850

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

               The Company places its cash and money market investments with high credit quality financial institutions. At times, such investments may be in excess of the FDIC insurance limit. At March 31, 2005, cash balances exceeded FDIC insurance limits by $2,811,631.

         (d) Inventories:

               Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory that is expected to be sold within one operating cycle (1 year) is classified as a current asset. Inventory that is not expected to be sold within 1 year, based on historical trends, is classified as Inventory ? long term.

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

         (f) Sonotron Devices:

               Sonotron Devices ("Devices") are held for sale or lease and are included in the consolidated balance sheet under "Inventory ? long term" and "Equipment in use and under lease agreements" on a specific identification basis. Unless and until clearance to market is obtained from the United States Food and Drug Administration
         (FDA), the Devices cannot be marketed in the United States for human applications, other than for research purposes, and may not be marketable in certain foreign countries.

NOTE    1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (Continued)

               Included in "Equipment in use and under lease agreements" are Devices used internally and Devices loaned out for marketing and testing. Devices in use and under lease agreements are depreciated over seven years commencing at the date placed in service. Revenues from leasing activities have not been significant.

         (g) SofPulse Units:

               SofPulse Units ("Units"), an FDA cleared device, are included in the consolidated balance sheet under "Equipment held for sale" and "Equipment in use and under lease rental agreements," on a specific identification basis. Included in "Equipment in use and under lease agreements" are Units leased to third parties, Units used internally and Units loaned out for marketing and testing. These Units are depreciated over seven years commencing on the date placed in service.

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


NOTE    1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (Continued)

               Other income for the year ended March 31, 2005 consists of legal settlements of $64,833, interest income of $29,106 and miscellaneous income of $2,100. For the year ended March 31, 2004 other income consists of office space rental and technical services of $52,039, interest income of $1,997 and miscellaneous income of $3,853.

         (k) Advertising:

               Advertising (approximately $138,000 and $4,000 in 2005 and 2004, respectively) is expensed as incurred and is included with "Selling, general and administrative expenses" in the consolidated statements of operations.

         (l) Net Loss Per Share:

               The  Company   applies   Statement  of  Financial   Accounting
         Standards No. 128, "Earnings Per Share" (FAS 128). Net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the reported periods. The assumed exercise of common stock equivalents was not utilized for the year ended March 31, 2005 since the effect would be anti-dilutive. There were 50,182,341 common stock equivalents at March 31, 2005 and none at March 31, 2004.


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


         (q) Research and Development Costs

               Research and development costs are expensed as incurred.


	   (r) Restatement:

               The March 31, 2005 financial statements have been restated to record a beneficial conversion feature related to the Company's convertible notes payable described in Note 3. The Company has also recorded an additional discount related to the fair value of warrants issued with the debt. The result is to increase the total discount on debt to $2,808,271 from $325,000. Also, the fair value of the warrants has been corrected to reflect a fair value of $1,449,326 at March 31, 2005 as opposed to $325,000 as previously reported.

Additionally, the Company issued compensation warrants related to the debt placement with a fair value of $208,690 and has recorded deferred compensation of $294,761 related to warrants issued for services. As a result of these corrections, net loss for the year ended March 31, 2005 has increased by $809,310, to $3,133,723, and loss per share has increased to $0.06 from $0.04.

Changes to the balance sheet at March 31, 2005 resulting from these corrections are as follows:



						           As reported         Restated

         Deferred financing costs                  670,498          823,564
         Deferred compensation                     106,880          327,615
         Unamortized debt discount             $   299,000      $ 2,628,219
         Warrants issued with
          registration rights		               325,000        1,449,326
         Capital in excess of par value          7,003,968        9,391,972
         Accumulated deficit                    (8,366,300)      (9,175,610)

               The financial statements as at and for the year ended March 31, 2004 have been restated to reflect the fair market value of 920,000 shares of Ivivi's common stock issued in the fourth quarter of the fiscal year ended March 31, 2004 to officers, employees, and others in the amount of $73,600, and $4,000 additional amortization of the related deferred compensation for the year ended March 31, 2004.

                                       F-9
NOTE    1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (Continued)

(s)Trade Accounts Receivable

      Trade accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable.

(t) Stock Options and Warrants

      The Company accounts for its stock-based employee compensation plans using the intrinsic value based method, under which compensation cost is measured as the excess of the stock's market price at the grant date over the amount an employee must pay to acquire the stock. Stock options and warrants issued to non-employees are accounted for using the fair value based method, under which the expense is measured as the fair value of the security at the date of grant based on the Black-Scholes pricing model. A subsidiary of the Company had 578,500 employee stock options outstanding at March 31, 2005 and 2004.

Pro Forma Information

      Employee and Director Common Share Purchase Options- Pro forma information regarding the effects on operations of employee and director common share purchase options as required by SFAS No. 123 and SFAS No. 148 has been determined as if the Company's subsidiary had accounted for those options under the fair value method. Pro forma information is computed using the Black Scholes method at the date of grant of the options based on the following assumptions:
(1) risk free interest rate of 3.62%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 67%; and (4) an expected life of the options of 6 years. The foregoing option valuation model requires input of highly subjective assumptions. Because common share purchase options granted to employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value of estimates, the existing model does not in the opinion of our management necessarily provide a reliable single measure of the fair value of common share purchase options we have granted to our employees and directors.

Pro forma information relating to employee and director common share purchase options is as follows:

                                            For the Year     For the Year
                                              Ended               Ended
                                             March 31, 2005    March 31, 2004

         Net loss as reported               $(3,133,723)     $  (141,738)
         Current period expense calculated
          under APB 25                                -                -
         Stock compensation calculated
          under SFAS 123                         (9,966)         (12,458)
         Pro forma net loss                 $(3,143,689)     $  (154,196)
         Historical basic and diluted
          loss per share                    $     (0.06)     $      0.00
         Pro forma basic and diluted
          loss per share                    $     (0.06)     $      0.00


         (u) New Accounting Pronouncements:

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

NOTE    1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES. (Continued)

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


NOTE    2 - CONTINUATION AS A GOING CONCERN.

               The Company has had substantial net losses of $3,133,723 and $141,738 for the years ended March 31, 2005 and 2004, respectively. The Company has a stockholders' deficiency of $84,312 at March 31, 2005. These factors raise substantial doubt about the ability to continue as a going concern. The significant increase in the net loss for the year ended March 31, 2005 is the result of expanded activities of Ivivi. In anticipation of expanding the Company's subsidiary operation, the Company raised $6,087,500 in a private placement, (see Note 3), and at March 31, 2005 had cash and cash equivalents of $3,011,631 and working capital of $3,333,567.

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


NOTE    3 - PRIVATE PLACEMENT FINANCINGS.

               On December 1, 2004 and February 11, 2005, the Company completed private placement financings (collectively, the "Placements") to "accredited investors" only, consisting of an aggregate of $6,087,500 aggregate principal amount of unsecured convertible notes bearing interest at an annual rate of 6%. The notes are due at various times from July 2009 through February 2010, unless converted earlier, and will convert automatically upon the consummation of a public offering into 733,434 shares of Ivivi's common stock, subject to adjustment, plus up to an additional 5,060 shares of Ivivi's common stock for the payment of interest on the notes through April 30, 2005 and 3,708 shares for each month thereafter until the date that Ivivi files a registration statement with the Securities and Exchange Commission and the offering of its common stock is declared effective, assuming each holder elects to have their interest paid in shares of the Ivivi's common stock. Interest on the notes is payable quarterly in cash or shares of our common stock, at the direction of the holder. In addition, commencing March 1, 2005, with respect to the investors holding the notes issued in the private placement that was completed in December 2004, and June 30, 2005, with respect to the investors holding the notes issued in the private placement that was completed in February 2005, the investors will have the additional right to receive interest payments in shares of ADM Tronics common stock in lieu of cash or shares of Ivivi's common stock. In connection with the

NOTE    3 - PRIVATE PLACEMENT FINANCINGS. (Continued)

         issuance of the notes, Ivivi also issued to the investors warrants to purchase an aggregate of 733,434 shares of Ivivi's common stock at $5.70 per share, as well as warrants to purchase an aggregate of 20,991,379 shares of the common stock of ADM Tronics at $.41 per share. Warrants to purchase shares of ADM Tronic's common stock automatically expire upon the consummation of a public offering. Under the terms of the notes sold in the private placement that was completed in December 2004 and February 2005, the number of shares of Ivivi's common stock issuable upon conversion of the notes and exercise of the warrants will increase by 2% for each 30-day period, or portion thereof, after March 1, 2005 and June 30, 2005, respectively, that the registration statement in connection to the public offering of Ivivi's common stock is not declared effective. As a result, as of April 30, 2005, an additional 17,530 shares of common stock underlying the notes and 17,530 shares underlying the warrants will be issuable by Ivivi. Based upon a Black Scholes Option Valuation Model, the value attributable to the warrants issued in the private placement through March 31, 2005 was $2,031,075. Accordingly, the notes payable were discounted by $2,808,271. The discount will be amortized over the term of the notes to their maturity date.

As additional consideration for the purchase of the notes, the Company granted to the purchasers warrants entitling them to purchase 20,991,379 common shares at the price of $0.41 per share. These warrants lapse if unexercised after five years, or upon an effective registration statement of Ivivi. A registration rights agreement was executed requiring the Company to register the shares of its common stock underlying the notes and warrants so as to permit the public resale thereof. In accordance with EITF 00-27, a portion of the proceeds was allocated to the warrant liability based on its fair value, which totaled $867,577 using the Black-Scholes option pricing model. The remaining balance was allocated to the convertible notes and was used to compute the beneficial conversion feature. The Company attributed a beneficial conversion feature of $1,940,694 to the convertible notes based upon the difference between the effective conversion price of those shares and the closing price of the Company's common shares on the date of issuance. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 64%,
(3) risk-free interest rate of 1.5%, and (4) expected life of six months. The total debt discount of $2,808,271 is being amortized over the term of the notes. During the year ended March 31, 2005, amortization as interest expense amounted to $180,052.

Since the warrant is a contract requiring settlement through the delivery of registered shares, and the delivery of such registered shares was not deemed controllable by the Company, the Company recorded the net value of the warrants at the date of issuance as a warrant liability on the balance sheet ($867,577) and included the change in fair value from the date of issuance to March 31, 2005 in "Other income (expense)", in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". The fair value of the warrants was $1,449,326 at March 31, 2005.

Upon a registration statement covering the underlying shares being declared effective, the fair value of the warrants on that date will be reclassified to equity.

Ivivi has filed a Registration Statement with the Securities and Exchange Commission for the issuance of a portion of its common stock.

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


NOTE    6 - OTHER ASSETS.

         Other assets at March 31, 2005 consist of the following:

         Patents, net of accumulated amortization of $68,227       $   91,320
         Deferred registration costs of filings with the
          Securities and Exchange Commission by Ivivi                 133,125
         Other                                                         13,608
                                                                   ----------
                                                                   $  238,053
                                                                   ==========

         (a) The costs connected with the registration statement which is being filed with the SEC have been deferred. Such costs will be charged to Paid-In Capital if the Registration Statement becomes effective; otherwise, such costs will be charged to operations.

NOTE    7 - INCOME TAXES.

               The differences between the income taxes and the amount computed by applying the federal statutory income tax rate of 34% to income before taxes are as follows:

                                                        2005         2004
                                                     ---------    ---------
               Tax benefit at U.S. statutory rates  $1,066,000    ($ 48,000)
               Change in valuation allowance        (1,066,000)      48,000
                                                     ---------    ---------
               Income taxes                          $      --    $      --
                                                     =========    =========


NOTE    7 - INCOME TAXES.  (Continued)

               At March 31, 2005, the Company had deferred tax assets of approximately $2,753,000 resulting from net operating loss carryforwards. The deferred tax assets are offset by a valuation allowance in the amount of $2,753,000.

               A valuation allowance is recorded when management believes it is more likely than not that tax benefits will not be realized. The change in the valuation allowance was based upon the consistent application of management's valuation procedures and circumstances surrounding its future realization.

               The Company and its subsidiaries file consolidated Federal income tax returns. As of March 31, 2005, the Company has consolidated net operating loss carryforwards of approximately $6,883,000 that will expire during the years 2006 through 2024.

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

               The approximate future minimum annual rental under these leases at March 31, 2005 are as follows:

                Years Ending:
               ---------------
               March 31, 2006                   $ 85,000
               March 31, 2007                     85,000
               March 31, 2008                     85,000
               March 31, 2009                     22,000
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

NOTE    9 - COMMITMENTS AND CONTINGENCIES.  (Continued)

               ii. On May 25, 2005, Ivivi filed a lawsuit against an unrelated company and certain individuals. The complaint alleges that certain of Ivivi's confidential information was disseminated by the individuals to the other company. Ivivi is seeking injunctive relief enjoining the other company, its agents and employees for preliminary and permanent injunctions for compensatory and punitive damages, for an accounting and for attorney's fees and costs.

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

               The Company believes that the ultimate resolution of the foregoing matters will not have a material adverse impact on the Company's cash flows, financial condition or results of operations.

         (d)   Contractual Agreements:

               i. On September 9, 2004 and on October 17, 2004, Ivivi entered into Sponsored Research Agreements with the Montefiore Medical Center ("Montefiore"). Both agreements support research at Montefiore in areas related to Ivivi's fields of interest. The agreement dated September 9, 2004, is for a period of one year and the committed funding amount is $28,750. The agreement dated October 17, 2004 remains in effect until December 31, 2009 and the committed funding amount is $495,685. The research and development costs are being expensed over a one year period from inception of the agreements.

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

                     In exchange for the consultant's consulting services, the consultant received 80,000 shares of Ivivi's common stock, 10,000 of which vested immediately upon the Company's entering into the consulting agreement with him, 17.5% of which vested on January 5, 2005 and the remaining 70% of which shall vest in three equal yearly installments on January 5 of each year from January 5, 2006 through January 1, 2009. In addition, Ivivi has agreed to pay the consultant an annual bonus (not to

NOTE    9 - COMMITMENTS AND CONTINGENCIES.  (Continued)

         (d)   Contractual Agreements: (Continued)

                     exceed  $500,000)  equal to the  sum of  0.5%  of  that
                     portion  of   Ivivi's   annual  revenues  in  excess of
                     $20,000,000 and up to $80,000,000, 0.25% of that portion
                     of Ivivi's annual revenues in excess of $120,000,000. Ivivi has also agreed to pay the consultant a royalty equal to 0.05% of revenues received for practicing and/or commercializing any "new inventions" (as such term is defined in the agreement) developed by the consultant under the agreement. Bonuses and royalties payable for the fiscal years ended March 31, 2006 and 2007 are subject to a cap of 10% of Ivivi's pre-tax profit (after deduction of such bonuses and royalty payments) for such fiscal years. Bonuses and royalties payable under the
                     consulting   agreement   are  also  subject  to  certain
                     adjustments for returns, allowances or setoffs, to the consultant's compliance with the non-compete provisions
                     of  Ivivi's  consulting   agreement  and  certain  other
                     restrictions.

               iii. On April 1, 2005, Ivivi entered into an agreement with Global Medical LLC ("Global") in which Global will provide certain management services in regard to medical devices and products manufactured, distributed, sold or rented by Ivivi. The term of the agreement commences October 1, 2005 for a two year period during which Global will be paid a monthly fee of $45,000 and earn a certain percentage of each sale or rental Global makes of Ivivi's products. During the term of the agreement, Ivivi has the right to purchase some or all of the assets of Global utilized in the performance of the management services in exchange for Ivivi's assumption of certain on-going salary obligations of Global and Ivivi's issuance of equity securities to Global.

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

               A summary of the Company's stock option activity and related information for the years ended March 31, 2005 and 2004 is as follows:









NOTE   10 - STOCKHOLDERS' EQUITY.  (Continued)

         (a)Stock Options and Warrants:  (Continued)

                                        Year Ended           Year Ended
                                       March 31, 2005       March 31, 2004

                                         Weighted               Weighted
                                         Average                Average
                                         Exercise               Exercise
                                      Options     Price     Options      Price
    Outstanding at beginning of year    --        $ --     5,192,819   $ 0.2927
    Granted                            29,190,962  0.39           --         --
    Expired                             --          --    (5,192,819)   (0.2927)
    Outstanding at end of year         29,190,962 $0.39           --   $     --
    Exercisable at end of year         29,190,962 $0.39           --   $     --

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




NOTE   10 - STOCKHOLDERS' EQUITY.  (Continued)

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

     Information about segment operations follows:

Year Ended March 31, 2005       Chemical       Medical           Total
Revenues                      $   876,679    $   409,395     $ 1,286,074
Interest income                     4,161         24,945          29,106
Interest expense                    1,228        153,528         154,756
Depreciation and amortization       8,304        130,909         139,213
Segment income (loss)              96,537     (3,230,260)     (3,133,723)
Segment assets                    934,382      4,362,681       5,297,063
Capital expenditures                              46,594          46,594

Year Ended March 31, 2004       Chemical       Medical           Total
Revenues                      $   887,312    $   218,055     $ 1,105,367
Interest income                     1,997             --           1,997
Interest expense                    8,100             --           8,100
Depreciation and amortization      12,661        134,056         146,717
Segment loss                      101,747       (224,760)       (141,738)
Segment assets                    647,202        500,358       1,147,560



NOTE   11 - SEGMENT INFORMATION, GEOGRAPHICAL INFORMATION,
            MAJOR CUSTOMERS, AND CREDIT CONCENTRATION.

         (b)   Geographical Information:

               Sales and rentals to unaffiliated customers, based on location of customer, are as follows:

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
                                                   ========          ========



Item 8A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

         On September 2, 2005, in response to a comment letter from the staff of the Securities and Exchange Commission that, among other things, requested information regarding the accounting for the fair value of warrants issued with convertible debt and a beneficial conversion feature related to convertible debt issued by the Company, the Board of Directors of the Company (the "Board"), on the recommendation of the Company's management and after discussions with its independent auditors, made an internal determination and concluded that the financial statements contained in the Company's Quarterly Report on Form 10-QSB for the Company's fiscal quarters ended September 30, 2004, December 31, 2004 and June 30, 2005 (the "Form 10-QSBs") and the financial statements previously audited by the Company's prior auditors and contained in the Company's Annual Report on Form 10-KSB for the Company's fiscal year ended March 31, 2005 (the "Form 10-KSB"), required restatement related to the accounting for the fair value of warrants issued with convertible debt and a beneficial conversion feature related to the convertible debt issued with respect to the financing for the Company's subsidiary, Ivivi Technologies, Inc., as previously accounted for by the Company. The restatements are described in Notes 1 and 12 of the Notes to Consolidated Financial Statements.

	In the Company's Form 10-KSB for the fiscal year ended March 31, 2005, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures
(as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. However, in connection with the Company's determination to restate the financial statements contained in the Form 10-QSBs and the Form 10-KSB, the Company's management, including the principal executive officer and principal financial officer, reevaluated its disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) related to the recording, processing, summarization, and reporting of information in the Company's periodic reports that it files with the SEC, as of the end of the fiscal year ended March 31, 2005.
These disclosure controls and procedures have been designed to ensure that material information relating to the Company, including its subsidiaries, is accumulated and communicated to the Company's management, including these officers, by other of the Company's employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The Company's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

	Based on the reevaluation of the Company's disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15(d)-15(e) under the Exchange Act) as of March 31, 2005, the Company's principal executive officer and principal financial officer concluded that, solely because there was a material weakness resulting from the Company not properly recording the transaction described above under generally accepted accounting principles, such disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange
Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to ensure that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company has taken steps to remediate the material weakness. See
"Internal Control Over Financial Reporting."


Internal Control Over Financial Reporting.

There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2005 that materially affected, or were reasonably likely to materially affect, the Company's internal control over financial reporting. However, as a result of the reevaluation of the effectiveness of the Company's internal control over financial reporting as of the end of the fiscal year ended March 31, 2005, the management of the Company, including the principal executive officer and principal financial officer, concluded that the need for a restatement of the financial statements contained in the Form 10-QSBs and the Form 10-KSB were the result of a material weakness in the internal control over financial reporting. A material weakness in internal control is a significant deficiency, or combination of significant deficiencies, that result in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by the Company. The Company's reconciliation and review processes were not adequate to detect the failure to record the beneficial conversion feature of the convertible debt and the additional amount related to the fair value of warrants in the Company's financial statements contained in the Form 10-QSBs and Form 10-KSB.

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


PART III


Item 13. Exhibits

Exhibit
No.   Description

3.1 Certificate of Incorporation and amendments thereto filed on August 9, 1976 and May 15, 1978 is incorporated by reference to Exhibit 3(a) to the Company's Registration Statement Form 10 (File No. 0-17629) (the "Form 10").

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

4.3 Form of Company Warrant issued to certain investors (one in a series of warrants with identical terms) is incorporated by reference to
Exhibit 4.1 to the Company's Current Report on Form 8-K dated February
11, 2005.

4.4 Form of Ivivi Warrant issued to certain investors (one in a series of warrants with identical terms) is incorporated by reference to Exhibit
4.2 to the Company's Current Report on Form 8-K dated February 11, 2005.

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

10.7 Management Services Agreement, dated August 15, 2001, among the Company, Ivivi Technologies, Inc., Sonotron Medical Systems, Inc. and Pegasus Laboratories, Inc., as amended, is incorporated by reference to
Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005.

10.8 Agreement of April 3, 2004 by and between the Company and Carepoint Group is incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004.

10.9 Placement Agency Agreement of May 20, 2004 by and between the Company and Maxim Group LLC. is incorporated by reference to Exhibit
10.1 to the Company's  Current Report on Form 8-K dated December 1, 2005.
10.10 Agreement of April 1, 2005 by and between Ivivi Technologies, Inc. and Global Medical, L.L.C. is incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005.

14.1 Code of Ethics is incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005.

21.1   Subsidiaries of the Company is incorporated by reference to
Exhibit 21.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005.

31.1 Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1   Risk Factors



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized this 9th day of December, 2005.

                                        ADM TRONICS UNLIMITED, INC.

                                        By:  /s/ Andre' DiMino
                                             -----------------
                                             Andre' DiMino
                                             Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature            Title                              Date

/s/ Andre' DiMino    Chief Executive Officer and Chief  December 9, 2005
    Andre' DiMino     Financial Officer (Principal
                      Executive Officer, Principal
                      Financial Officer and Principal
                      Accounting Officer) and Director

/s/ Vincent DiMino    Director                          December 9, 2005
    Vincent DiMino

/s/ David Saloff      Director                          December 9, 2005
    David Saloff