Form 10QSB/A
period 2005-06-30
ADM TRONICS UNLIMITED INC/DE
filed 2005-12-09
CIK 849401

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


EXPLANATORY NOTE

	This Amendment No. 1 on Form 10-QSB/A to the Quarterly Report on Form 10-QSB (the "Quarterly Report") of ADM Tronics Unlimited, Inc. (the "Company" or "ADM") filed on August 22, 2005 with the Securities and Exchange Commission (the "SEC") is filed (i) as a result of a restatement of the financial statements for the three month period ended June 30, 2005 primarily to record a beneficial conversion feature related to the Company's convertible notes payable and to record an additional discount related to the fair value of warrants issued with the debt and (ii) to respond to comments received from the SEC. See Note 1 of the Notes to the Company's Consolidated Financial Statements contained in Item 1 of this Amendment No. 1 for a discussion of the restatement. Therefore, the Company is amending and restating in its entirety the Quarterly Report.
In addition, the Company is including with this Amendment No. 1 certain currently dated certifications. Except as described above, no other amendments are being made to the Quarterly Report. This Form 10-QSB/A does not reflect events occurring after the August 22, 2005 filing of this Quarterly Report or modify or update the disclosure contained in the Quarterly Report in any way other than as required to reflect the amendments discussed above and reflected below.



                       ADM TRONICS UNLIMITED, INC.


INDEX
                                                            Page Number
Part I. Financial Information

Item 1. Consolidated Financial Statements:

  Consolidated Balance Sheets - June 30, 2005
     and March 31, 2005                                          3

  Consolidated Statements of Operations - For the
     three months ended June 30, 2005 and 2004                   4

  Consolidated Statements of Cash Flows - For the
     three months ended June 30, 2005 and 2004                   5

  Notes to Consolidated Financial Statements                     6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                            7

Item 3. Controls and Procedures                                  12

Part II. Other Information                                       13

Item 6.  Exhibits and Reports on Form 8-K                        13



                ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS


                                                   June       March
                                                 30, 2005    31, 2005
                                               (Unaudited)  (Restated)
ASSETS
Current assets:
 Cash and cash equivalents                     $1,722,441   $3,011,631
 Accounts receivable, net of allowance
 for doubtful accounts of $132,827 and
 $72,593, respectively                             92,679      102,691
 Inventories:
  Raw materials and supplies                      170,031      124,393
  Finished goods                                  228,055      248,324
 Prepaid expenses and other current assets        389,360      319,296
    Total current assets                        2,602,566    3,806,335

Property and equipment, net of accumulated
 depreciation of $275,483 and $271,188,
 respectively                                      53,319       40,550

Equipment in use and under rental agreements,
 net of accumulated depreciation of $862,497
 and $832,059, respectively                        21,353       51,791
Inventory, long term portion                      298,570      287,582
Loan receivable, officer                           49,188       49,188
Other assets                                      103,107      104,928
Deferred loan costs, net                          790,774      823,564
Deferred offering costs                           187,891      133,125
    Total assets                               $4,106,768   $5,297,063

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable-trade                        $  230,165   $  172,978
 Accrued expenses and other current
  liabilities                                     178,480      299,790
 Interest payable                                 116,140         -
    Total current liabilities                     524,785      472,768

Convertible debentures payable, net of
 unamortized debt discount of $2,488,190 and
 $2,628,219, respectively                       3,599,310    3,459,281
 Warrants issued with registration rights         424,858    1,449,326
    Total liabilities                           4,548,953    5,381,375

Stockholders' deficit:
 Preferred stock, $.01 par value, 5,000,000
  authorized, no shares issued and
  outstanding                                        -            -
 Common stock, $.0005 par value, 150,000,000
  authorized 53,882,037 issued and
  outstanding                                      26,941       26,941
 Additional paid-in capital                     9,394,718    9,391,972
 Deferred compensation                           (321,576)    (327,615)
 Accumulated deficit                           (9,542,268)  (9,175,610)
      Total stockholders' (deficit) equity       (442,185)     (84,312)
    Total liabilities and stockholders'
     (deficit)
     equity                                    $4,106,768   $5,297,063


See accompanying notes to consolidated financial statements.

               ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2005 AND 2004
                                (Unaudited)

                                            THREE MONTHS ENDED

                                                June 30,
                                            2005        2004
                                         (Restated)

Revenues                                $  321,010    $ 385,297

Costs and expenses:
 Cost of revenue                           133,262      169,579
 Research and development                  167,349         -
 Interest and finance costs, net           267,054          (67)
 Selling, general and administrative     1,144,471      191,807
 Change in fair value of warrant
   Liability                            (1,024,468)        -


    Total operating expenses               687,668      361,319


Net (loss) income                       $ (366,658)   $  23,978


Net loss per share, basic and diluted   $    (0.01)   $    0.00


Weighted average shares
 outstanding                            53,882,037   51,882,037




        See accompanying notes to consolidated financial statements.

              ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTH PERIOS ENDED JUNE 30, 2005 AND 2004
                                (Unaudited)

                                                      THREE MONTHS ENDED
                                                           JUNE 30,
                                                        2005       2004
CASH FLOWS FROM OPERATING ACTIVITIES:               (Restated)

Net (loss) income                                $  (366,658)    23,978
 Adjustments to reconcile net (loss)income to net
  Cash provided by (used in) operating activities:
   Depreciation and amortization                       36,533     33,309
   Stock based compensation                            18,447       -
   Amortization of loan costs                          47,429       -
   Amortization of debt discount                      140,029       -
   Change in fair value of warrant liability       (1,024,468)      -

   Bad debts                                           55,490       -
  Changes in operating assets and liabilities:
   (Increase) decrease in:
   Accounts receivable--trade                         (45,478)   (45,667)
   Inventories and equipment held for sale            (36,357)    62,513
   Prepaid expenses                                   (70,064)    (6,059)
   Deposits and other assets                             -         1,311
   Increase (decrease) in:
   Accounts payable and accrued expenses               27,716    (32,311)
   Accrued expenses and other                            -        (4,561)

 Net cash (used) provided by operating activities  (1,217,381)    32,513

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property and equipment                  (17,043)      -

Net cash used by investing activities                 (17,043)      -

CASH FLOWS FROM FINANCING ACTIVITIES:
 Deferred offering costs                              (54,766)   (19,785)

 Net cash provided by financing activities            (54,766)   (19,785)

Net increase in cash and equivalents               (1,289,190)    12,728
Cash and equivalents, beginning of period           3,011,631     90,081
Cash and equivalents, end of period                 1,722,441    102,808

Cash paid for:
 Interest                                              51,133       -
 Income taxes paid                                       -          -



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

Restatement:

The June 30, 2005 financial statements have been restated to record a beneficial conversion feature related to convertible notes payable issued by the Company in the amount of $1,940,693. The Company has also recorded an amount of $867,577 related to the fair value of warrants issued with the debt, which was recorded as a liability due to a registration rights agreement. The result is to record an aggregate discount on debt of $2,808,270. Additionally, the Company issued compensation warrants related to the debt placement with a fair value of $208,690. The amortization of these items for the three months ended June 30, 2005 increased expense by $144,744. Also, the fair value of the warrants has been recorded at $424,858 at June 30, 2005, and a recovery of expense for the three months ended June 30, 2005 of $1,024,468 has been recorded. As a result of these corrections, net loss for the three months ended June 30, 2005 has decreased by $879,724, to $366,658, and loss per share decreased from $0.02 to $0.01.

Changes to the balance sheet at June 30, 2005 resulting from these corrections are as follows:


						As reported	  Restated
Unamortized deferred loan costs     $   581,446   $   790,774
Unamortized deferred compensation	$    93,245   $    21,576
Unamortized debt discount		$   283,255   $ 2,488,190
Warrants issued with registration
 rights		   	                325,000       424,858
Capital in excess of par value        7,022,397     9,394,718
Accumulated deficit               	 (9,612,682)   (9,542,268)


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

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the periods presented as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized for the three month periods ended June 30, 2005 and 2004 since the effect would be anti-dilutive. There were 50,182,341 common stock equivalents at June 30, 2005 and none at June 30, 2004.

Stock Options and Warrants

The Company accounts for its stock-based employee compensation plans using the intrinsic value based method, under which compensation cost is measured as the excess of the stock's market price at the grant date over the amount an employee must pay to acquire the stock. Stock options and warrants issued to non-employees are accounted for using the fair value based method, under which the expense is measured as the fair value of the security at the date of grant based on the Black-Scholes pricing model. A subsidiary of the Company had 578,500 employee stock options outstanding at June 30, 2005 and 2004.

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

Pro forma information relating to employee and director common share purchase options is as follows:

                                  For the Three    For the Three
                                  Months Ended     Months Ended
                                  June 30, 2005    June 30, 2004

Net loss as reported              $(  366,658)     $    23,978
Current period expense calculated
 under APB 25                            -                -
Stock compensation calculated
 under SFAS 123                        (2,491)          (2,491)
  Pro forma net loss              $(  369,149)     $    21,487
  Historical basic and diluted
   loss per share                 $     (0.01)     $      0.00
  Pro forma basic and diluted
   loss per share                 $     (0.01)     $      0.00


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

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair- value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) would have been required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123(R) would have been applicable for the Company effective the first interim period that starts after December 15, 2005. In April 2005, the Securities and Exchange Commission announced the adoption of a rule that defers the required effective date of SFAS 123(R) for registrants. SFAS 123(R) is now effective for all registrants as of the beginning of the first fiscal year beginning after June 15, 2005. SFAS 123(R), when effective, will supercede both SFAS 123 and SFAS 148. All public companies will transition to the new standard under the "modified prospective method", which means that the fair value of any stock options which vest after the effective date would be expensed and recorded in the statement of operations. Companies must use fair values reported on a pro forma basis in the notes to the financial statements previously filed. The Company has evaluated the impact of the adoption of SFAS 123(R), and believes that the impact may be significant to the company's future overall results of operations and financial position.

NOTE 2 GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, the Company has a net loss of $366,658 and a negative cash flow from operations of $1,217,381 for the three months ended June 30, 2005, and a stockholders' deficiency of $120,609 as of June 30, 2005. These factors raise substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional funds to finance its operations. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 SEGMENT INFORMATION

Segment information is as follows:


Three Months Ended June 30, 2005:       Chemical   Medical      Total
 Revenues from external customers       280,442     40,568      321,010
 Segment profit (loss)                   30,537   (397,195)    (366,658)
 Identifiable assets                    896,959  3,209,809    4,106,768

Three Months Ended June 30, 2004:
 Revenues from external customers       239,957    145,340      385,297
 Segment profit (loss)                   34,113    (10,135)      23,978




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

	The June 30, 2005 financial statements have been restated to record a beneficial conversion feature related to the Company's convertible notes payable and to record an additional discount related to the fair value of warrants issued with the debt. See Note 1 of the Notes to the Company's Consolidated Financial Statements contained in Item 1 of this Amendment No. 1 for a discussion of the restatement.

Results of Operations for the three months ended June 30, 2005 as compared to June 30, 2004

Revenues

Revenues were $321,010 for the three months ended June 30, 2005 as compared to $385,297 for the three months ended June 30, 2004, a decrease of $64,287 or 17%. Revenues from the Company's chemical activities increased by $40,549, offset by a decrease of $104,836 in the Company's medical activities in 2005 as compared to 2004. Although chemical revenues increased for the current period, a customer of the Company's chemical products that had previously represented approximately 15% of the Company's chemical revenues in prior periods informed the Company on August 19, 2005, that it was ceasing operations. Such customer had limited orders during the quarter ended June 30, 2005 and accounted for approximately $30,000 of the Company revenues for such period. The decrease in revenues from the Company's medical technology activities was due to a loss of revenue of $54,560 from a customer, due to the uncertainty of collectability of amounts due to the Company. The Company intends to continue seeking payment of such receivable; however, there can be no assurance that the Company will be able to collect any or all of such receivable.

Net (Loss) Income

Net loss for the three months ended June 30, 2005 was $366,658 or $0.01 per share compared to net income for the three months ended June 30, 2004 of $23,978 or $0.00 per share. Selling, general and administrative expenses increased by $952,664 of which, approximately $850,000 or 89% was due to the significant increase in personnel, marketing, and overhead costs from the Company's Ivivi subsidiary to support Ivivi's expanded activities related to the distribution and marketing of its SofPulse technology and the balance of approximately $103,000 was attributable to the Company's chemical activities primarily comprised of an increase in personnel costs by the addition of an employee and increased technical consulting expenses. Research and development expense was $167,349 during the three months ended June 30, 2005 for the Ivivi subsidiary for laboratory studies for its SofPulse technology, with no expense in the 2004 period. Net Interest and financing costs increased $267,121 due to interest expense and amortization of discount on the convertible notes issued in the private placement offset by interest earned from amounts invested in money market funds. The Company has recorded a recovery of expense of $1,024,468 due to the decrease in the fair value of the liability for warrants issued with registration rights.

Liquidity and Capital Resources

At June 30, 2005, the Company had cash and equivalents of $1,722,441 as compared to $3,011,631 at March 31, 2005. The decrease was primarily the result of the increased operating expenses at the Company's subsidiary, Ivivi Technologies, Inc. ("Ivivi").

Operating Activities

Net cash flows used by operating activities were $1,217,381 for the three months ended June 30, 2005 as compared to net cash flows provided by operating activities of $32,513 for the quarter ended June 30, 2004. This decrease in cash used was primarily due to a net loss of $366,658 related mostly to the Company's medical technologies activities, increases in prepaid expenses of $70,064, accounts receivable of $45,478 and inventories of $36,357. These increases were offset by non cash charges for bad debt expense of $55,490 and for the amortization of loan costs of $47,429 and amortization of discount on the convertible notes issued in the private placement of $140,029. The Company has recorded a non-cash recovery of expense of $1,024,468 due to the decrease in the fair value of the liability for warrants issued with registration rights.

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

	In the Company's Form 10-QSB for the quarter ended June 30, 2005, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. However, in connection with the Company's determination to restate the financial statements contained in the Form 10-QSBs and the Form 10-KSB, the Company's management, including the principal executive officer and principal financial officer, reevaluated its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) related to the recording, processing, summarization, and reporting of information in the Company's periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to the Company, including its subsidiaries, is accumulated and communicated to the Company's management, including these officers, by other of the Company's employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The Company's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

	Based on the reevaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2005, the Company's principal executive officer and principal financial officer concluded that, solely because there was a material weakness resulting from the Company not properly recording the transaction described above under generally accepted accounting principles, such disclosure controls and procedures were not effective in ensuring that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange
Act is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, to ensure that such information is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. The Company has taken steps to remediate the material weakness. See
"Internal Control Over Financial Reporting."

Changes In Internal Controls Over Financial Reporting.

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

As a result of the restatement, the Company has taken steps to remediate the material weakness by (i) retaining a certified public accountant as a consultant to assist with the Company's financial reporting obligations and improvement of its internal controls over financial reporting (which occurred during the three month period ended June 30, 2005) and (ii) hiring a certified public accountant as a part-time employee responsible for assisting management with internal controls, financial reporting and closing the Company's books and records (which occurred following the three month period ended June 30, 2005). The Company believes that these remedial steps will help correct the material weakness described above. However, the Company cannot assure that it will not in the future identify further material weaknesses in its internal controls over financial reporting.

Except as set forth above, there have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this Quarterly Report on Form 10-QSB/A relates that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 6. Exhibits.

(a) Exhibit No.

10.1 Termination Agreement with Global Medical, LLC.*

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Previously filed.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADM Tronics Unlimited, Inc.



                                    By:\s\ Andre' DiMino
                                           Andre' DiMino
                                           Chief Executive Officer and
                                           Chief Financial Officer

Dated: Northvale, New Jersey
       December 9, 2005