Form 10KSB/A
period 2005-03-31
ADM TRONICS UNLIMITED INC/DE
filed 2006-01-27
CIK 849401

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549

                                       FORM 10-KSB/A
                                     (Amendment No.  2)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended March 31, 2005

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________

        Commission file number: 1-17629


                            ADM TRONICS UNLIMITED, INC.
                   (Name of Small Business Issuer in its Charter)


          Delaware                                  22-1896032
      (State or Other Jurisdiction               (I.R.S. Employer
       of Incorporation or Organization)          Identification No.)




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

Documents Incorporated by Reference:

Not applicable.


Transitional Small Business Disclosure Format (check one): Yes [_] No [X]




EXPLANATORY NOTE

This Amendment No. 2 on Form 10-KSB/A to the Annual Report on Form 10-KSB (the "Annual Report") of ADM Tronics Unlimited, Inc. (the "Company" or "ADM") filed with the Securities and Exchange Commission (the "SEC") on July 14, 2005 and amended on December 9, 2005, is filed to clarify the beneficial ownership of the securities of the Company and to resubmit the audit opinion of the Company's independent accountants which includes an additional paragraph regarding the restatement of the Company's financial statements. The Company is amending and restating in its entirety Item 7 of Part II and Item 11 of
Part III of the Annual Report. Except as described above, no other amendments are being made to the Annual Report. This Form 10-KSB/A does not reflect events occurring after the July 14, 2005 filing of our Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected below.

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



THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY WEINICK SANDERS LEVENTHAL & CO., LLP AND HAS NOT BEEN REISSUED BY WEINICK SANDERS LEVENTHAL & CO., LLP.

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

/s/ Weinick Sanders Leventhal & Co., LLP

New York, New York
July 13, 2005


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
ADM Tronics Unlimited, Inc. and Subsidiaries
Northvale, New Jersey

We have audited the accompanying restated balance sheets of ADM Tronics Unlimited, Inc. and Subsidiaries as of March 31, 2005, and the related restated consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for the year ended March 31, 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ADM Tronics Unlimited, Inc. and Subsidiaries as of March 31, 2005, and the results of their operations and their cash flows for the year ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1r to the financial statements, the March 31, 2005 financial statements have been restated primarily to record a beneficial conversion feature related to the Company's convertible notes payable and an additional discount related to the fair value of warrants issued with the debt.

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

Raich Ende Malter & Co. LLP

East Meadow, New York
October 26, 2005




                  ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2005
                                   (RESTATED)

                                     ASSETS

Current assets:
  Cash and cash equivalents                                  $3,011,631
  Accounts receivable - trade, less allowance
    for doubtful accounts of $72,593                            102,691
  Inventories:
    Raw materials and supplies                                  124,393
    Finished goods                                              248,324
  Prepaid expenses                                              283,048
  Other current assets                                           36,248
                                                             ----------
        Total current assets                                 $3,806,335

  Property and equipment - at cost, net of
    accumulated depreciation of $271,188                         40,550

  Equipment in use and under lease agreements - at cost,
    net of accumulated depreciation of $832,059                  51,791

  Inventory - long term portion                                 287,582

  Loan receivable from officer, bearing interest
    at 3% per annum, unsecured                                   49,188

  Deferred financing costs, net of accumulated
    amortization of $127,644	                                  823,564

  Other assets                                                  238,053
                                                              ----------

        Total assets                                         $5,297,063
                                                              ==========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable                                           $  172,978
  Accrued expenses and other current liabilities                299,790
                                                             ----------
        Total current liabilities                            $  472,768

Long-term debt:
  Warrants issued with registration rights                    1,449,326
  6% unsecured notes payable - long-term,                     6,087,500
  Discount on unsecured notes payable                        (2,628,219)
                                                             ----------
        Total long-term debt                                  4,908,607

Commitments and contingencies                                        --

Stockholders' deficiency:
  Preferred stock, $.01 par value, 5,000,000 shares
   authorized                                                        --
  Common stock, $.0005 par value, 150,000,000 shares
    authorized; 53,882,037 shares issued and outstanding         26,941
  Capital in excess of par value                              9,391,972
  Deferred compensation                                      (  327,615)
  Accumulated deficit                                        (9,175,610)
                                                             ----------
         Total stockholders' deficiency                      (   84,312)
                                                             ----------
        Total liabilities and stockholders' deficiency       $5,297,063
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

         (d) Inventories:

         Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory that is expected to be sold within one operating cycle (1 year) is classified as a current asset. Inventory that is not expected to be sold within 1 year, based on historical trends, is classified as Inventory - long term.

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

         (f) Sonotron Devices:

         Sonotron Devices ("Devices") are held for sale or lease and are included in the consolidated balance sheet under "Inventory - long term" and "Equipment in use and under lease agreements" on a specific identification basis. Unless and until clearance to market is obtained from the United States Food and Drug Administration
         (FDA), the Devices cannot be marketed in the United States for human applications, other than for research purposes, and may not be marketable in certain foreign countries.

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


NOTE    3 - PRIVATE PLACEMENT FINANCINGS.

               On December 1, 2004 and February 11, 2005, the Company completed private placement financings (collectively, the "Placements") to "accredited investors" only, consisting of an aggregate of $6,087,500 aggregate principal amount of unsecured convertible notes bearing interest at an annual rate of 6%. The notes are due at various times from July 2009 through February 2010, unless converted earlier, and will convert automatically upon the consummation of a public offering into 733,434 shares of Ivivi's common stock, subject to adjustment, plus up to an additional 5,060 shares of Ivivi's common stock for the payment of interest on the notes through April 30, 2005 and 3,708 shares for each month thereafter until the date that Ivivi files a registration statement with the Securities and Exchange Commission and the offering of its common stock is declared effective, assuming each holder elects to have their interest paid in shares of the Ivivi's common stock. Interest on the notes is payable quarterly in cash or shares of our common stock, at the direction of the holder. In addition, commencing March 1, 2005, with respect to the investors holding the notes issued in the private placement that was completed in December 2004, and June 30, 2005, with respect to the investors holding the notes issued in the private placement that was completed in February 2005, the investors will have the additional right to receive interest payments in shares of ADM Tronics common stock in lieu of cash or shares of the Ivivi's common stock. In connection with the

                                       F-11
NOTE    3 - PRIVATE PLACEMENT FINANCINGS. (Continued)

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

As additional consideration for the purchase of the notes, the Company granted to the purchasers warrants entitling them to purchase 20,991,379 common shares at the price of $0.41 per share. These warrants lapse if unexercised after five years, or upon an effective registration statement of Ivivi. A registration rights agreement was executed requiring the Company to register the shares of its common stock underlying the notes and warrants so as to permit the public resale thereof. In accordance with EITF 00-27, a portion of the proceeds was allocated to the warrant liability based on its fair value, which totaled $867,577 using the Black-Scholes option pricing model. The remaining balance was allocated to the convertible notes and was used to compute the beneficial conversion feature. The Company attributed a beneficial conversion feature of $1,940,694 to the convertible notes based upon the difference between the effective conversion price of those shares and the closing price of the Company's common shares on the date of issuance. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 64%, (3) risk-free interest rate of 1.5%, and (4) expected life of six months. The total debt discount of $2,808,271 is being amortized over the term of the notes. During the year ended March 31, 2005, amortization as interest expense amounted to 180,052.

Since the warrant is a contract requiring settlement through the delivery of registered shares, and the delivery of such registered shares was not deemed controllable by the Company, the Company recorded the net value of the warrants at the date of issuance as a warrant liability on the balance sheet ($867,577) and included the change in fair value from the date of issuance to March 31, 2005 in other income (expense), in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". The fair value of the warrants was $1,449,326 at March 31, 2005.

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


NOTE    6 - OTHER ASSETS.

         Other assets at March 31, 2005 consist of the following:

         Patents, net of accumulated amortization of $68,227       $   91,320
         Deferred registration costs of filings with the
          Securities and Exchange Commission by Ivivi                 133,125
         Other                                                         13,608
                                                                   $  238,053


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

               A summary of the Company's stock option activity and related information for the years ended March 31, 2005 and 2004 is as follows:









NOTE   10 - STOCKHOLDERS' EQUITY.  (Continued)

         (a)Stock Options and Warrants:  (Continued)

                                   Year Ended           Year Ended
                                  March 31, 2005       March 31, 2004

                                    Weighted               Weighted
                                     Average                Average
                                    Exercise               Exercise
                                Options     Price     Options      Price
    Outstanding at beginning
     of year                      --       $ --     5,192,819   $ 0.2927
    Granted                   29,190,962   $0.39       --           --
    Expired                       --         --    (5,192,819)  $(0.2927)
    Outstanding at end
     of year                  29,190,962   $0.39       --           --
    Exercisable at end
     of year                  29,190,962   $0.39       --           --

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



Part III

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

                                     Number of Shares
Name and Address                    Beneficially Owned        Percentage

Andre' Di Mino                        20,856,935(1)              38.7%
c/o ADM Tronics Unlimited, Inc.
224-S Pegasus Ave.
Northvale, NJ 07647

Vincent Di Mino                        6,987,928 (2)             13.0%
c/o ADM Tronics Unlimited, Inc.
224-S Pegasus Ave.
Northvale, NJ 07647

David Saloff                                   0                  0.0%
c/o ADM Tronics Unlimited, Inc.
224-S Pegasus Ave.
Northvale, NJ 07647

Eugene Stricker                        4,250,000 (3)              7.9%
c/o Fifth Avenue Venture
 Capital Partners
42 Barrett Road
Lawrence, NY 11559

Heiko H. Thieme                        3,617,500 (4)               6.7%
1370 Ave of the Americas
New York, NY 10019

Burton Friedlander                     3,313,900 (5)              6.2%
104 Field point Road.
Greenwich, CT 06830

All Executive Officers and
 Directors as a group
 (three persons)                      27,844,863 (6)             51.7%





(1) Includes (i) 9,172,696 shares of the Company's common stock directly owned by Andre Di Mino; (ii) 1,700,000 shares of the Company's common stock held by the Andre' Di Mino Irrevocable Trust, a Trustee and the beneficiary of which is Andre' Di Mino, who may be deemed to be a beneficial owner of such shares; (iii) 1,700,000 shares of the Company's common stock held by the Maria Elena Di Mino Trust, a Trustee of which is Andre' Di Mino, who may be deemed to be a beneficial owner of such shares by reason of his power to vote such shares; (iv) 1,700,000 shares of the Company's common stock held by the Maurice Di Mino Irrevocable Trust, a Trustee of which is Andre' Di Mino, who may be deemed to be a beneficial owner of such shares by reason of his power to vote such shares; (v) 1,004,239 shares of the Company's common stock, which are held by the Estate of Dr. Alfonso Di Mino (the "Di Mino Estate"), the administrator of which is Andre' Di Mino who may be deemed to be a beneficial owner of such shares by reason of his power to vote such shares, and of which Andre Di Mino, as a beneficiary of the Di Mino Estate, is entitled to receive 167,374 shares; (vi) 1,330,000 shares of the Company's common stock, which the Di Mino Estate has the power to vote pursuant to an agreement dated July 8, 1987, and with respect to which Andre' Di Mino may be deemed to be a beneficial owner by reason of his power to vote such shares in his capacity as administrator of the Di Mino Estate; and (vii) 4,250,000 shares of the Company's common stock held by Eugene Stricker, of which Andre' Di Mino may be deemed to be a beneficial owner by reason of his power to vote such shares pursuant to an agreement between Andre' DiMino and Eugene Stricker.

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

(3) Mr. Di Mino may be deemed to be a beneficial owner of such shares by reason of his power to vote such shares pursuant to an agreement between
Andre' DiMino and Eugene Stricker.   Reference is also made to Footnote No.
1.

(4) Includes 2,000,000 shares of the Company's common stock owned by The American Heritage Fund, Inc. and 1,617,500 shares of the Company's common stock Owned by The Global Opportunity Fund Limited, each of which Mr. Thieme is a principal.

(5) Includes 2,896,600 shares of the Company's common stock owned by Friedlander International Limited, of which Mr. Friedlander is a principal.

(6)   Reference is made to Footnote Nos. 1 and 2.




Item 13. Exhibits

Exhibit
No.   Description
3.1 Certificate of Incorporation and amendments thereto filed on August 9, 1976 and May 15, 1978 is incorporated by reference to Exhibit 3(a) to the Company's Registration Statement Form 10 (File No. 0-17629) (the "Form 10").
3.2 Certificate of Amendment to Certificate of Incorporation filed December 9, 1996 is incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997.
3.3   By-Laws are incorporated by reference to Exhibit 3(b) to the Form 10.
4.1 Warrant issued to the Global Opportunity Fund Inc. is incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998.
4.2   Warrant  issued to Heiko H. Thieme is incorporated by reference to
Exhibit 4.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999.
4.3 Form of Company Warrant issued to certain investors (one in a series of warrants with identical terms) is incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated February 11, 2005
4.4 Form of Ivivi Warrant issued to certain investors (one in a series of warrants with identical terms) is incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated February 11, 2005
4.5 Form of Note issued to certain investors (one in a series of notes with identical terms) is incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated February 14, 2005.
9.1 Trust Agreements of November 7, 1980 by and between Dr. Alfonso Di Mino et al. are incorporated by reference to Exhibit 9 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993.
10.1   Memorandum of Lease by and between the Company and Cresskill
Industrial Park III dated as of August 26, 1993 is hereby incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-KSB for the fiscal year March 31, 1994.
10.2 Agreement of July 8, 1987 by and between Donna Di Mino, Dr. Alfonso Di Mino, et al. is hereby incorporated by reference to Exhibit 10(q) to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993.
10.3 Agreement of March 21, 2002 by and between the Company and New England Acquisitions, Inc. is hereby incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002.
10.4 Agreement of April 29, 2003 by and between Vet-Sonotron Systems, Inc. and THM Group, LLC is hereby incorporated by reference the Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003.
10.5 Agreement of January 17, 2003 by and between the Company and Fifth Avenue Venture Capital Partners is hereby incorporated by reference to
Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003.
10.6 Amended and Restated Manufacturing Agreement, dated February 10, 2005, among the Company, Ivivi Technologies, Inc. and Sonotron Medical Systems, Inc. is incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005.
10.7 Management Services Agreement, dated August 15, 2001, among the Company, Ivivi Technologies, Inc., Sonotron Medical Systems, Inc. and Pegasus Laboratories, Inc., as amended, is incorporated by reference to
Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005.
10.8 Agreement of April 3, 2004 by and between the Company and Carepoint Group is incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004.
10.9 Placement Agency Agreement of May 20, 2004 by and between the Company and Maxim Group LLC. is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 1, 2005.
10.10 Agreement of April 1, 2005 by and between Ivivi Technologies, Inc. and Global Medical, L.L.C. is incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005.
14.1 Code of Ethics is incorporated by reference to Exhibit 14.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005.
21.1   Subsidiaries of the Company is incorporated by reference to Exhibit
21.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005.
31.1  Certification of the Chief Executive Officer of the Company pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002
31.2  Certification of the Chief Financial Officer of the Company pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1 Risk Factors is incorporated by reference to Exhibit 99.1 to the Company's Annual Report on Form 10-KSB/A for the fiscal year ended March 31, 2005.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of January, 2006.

                                        ADM TRONICS UNLIMITED, INC.

                                        By:  /s/ Andre' DiMino
                                                 Andre' Di Mino
                                                 Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature            Title                                  Date

/s/ Andre' DiMino    Chief Executive Officer and Chief    	January 27, 2006
    Andre' Di Mino    Financial Officer (Principal
                      Executive Officer, Principal
                      Financial Officer and Principal
                      Accounting Officer) and Director

/s/ Vincent Di Mino   Director                              January 27, 2006
    Vincent Di Mino

/s/ David Saloff      Director                              January 27, 2006
    David Saloff