Form 10QSB
period 2005-12-31
ADM TRONICS UNLIMITED INC/DE
filed 2006-02-21
CIK 849401

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 2005

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

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                           YES   X       NO  ______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

				   YES _____     NO   X

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             53,882,037 shares of Common Stock, $.0005 par value,
                           as of February 21, 2006







                      ADM TRONICS UNLIMITED, INC.

                                 INDEX
                                                            Page Number
Part I. Financial Information

Item 1. Consolidated Financial Statements:

  Consolidated Balance Sheets - December 31, 2005
     and March 31, 2005 (restated)                               2

  Consolidated Statements of Operations - For the
     three months and nine months ended December
     31, 2005 and 2004 (restated)                                3

  Consolidated Statement of Changes in Stockholders'
     Deficit - For the nine months ended December 31, 2005       4

  Consolidated Statements of Cash Flows - For the
     nine months ended December 31, 2005 and 2004 (restated)     5

  Notes to Consolidated Financial Statements                     6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                            12

Item 3. Controls and Procedures                                  19

Part II. Other Information

Item 6. Exhibits                                                 20















                                     1







                        ADM TRONICS UNLIMITED, INC.
                        CONSOLIDATED BALANCE SHEETS
                                                  (UNAUDITED)
                                                   DECEMBER       MARCH
    ASSETS                                         31, 2005      31, 2005
                                                   		    (RESTATED)
Current assets:
 Cash and equivalents                            $  926,170   $ 3,011,631
 Accounts receivable, net of allowance
  for doubtful accounts of $139,133 and
  $72,593, respectively 				    261,252       102,691
Inventories:
  Raw materials and supplies                        191,014       124,393
  Finished goods                                    178,768       248,324
Prepaid expenses and other current assets            18,638       285,818

    Total current assets                          1,575,842     3,772,857

Property and equipment net of
 accumulated depreciation of $251,913 and
 $271,188, respectively                              51,848        40,550
Inventory long term portion                         307,522       287,582
Equipment in use and under rental agreements, net
 of accumulated depreciation of $883,850 and
 $832,059, respectively                                 -          51,791
Accounts receivable - long term                       52,763         -
Loan receivable and accrued interest, officer         83,773       82,666
Deferred loan costs, net                             819,847      823,564
Deferred offering costs                              286,436      133,125
Other assets                                          99,511      104,928

    Total assets                                  $3,277,542   $5,297,063

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable-trade                          $  372,861   $   172,978
 Accrued expenses and other current liabilities     196,846       225,252
 Accrued interest and penalties			    620,920       101,359
    Total current liabilities                     1,190,627       499,589

Long-term liabilities
  Convertible debentures, net of unamortized
   discount of $2,269,595 and $2,628,219,
   respectively						  5,067,905     3,459,281
 Warrants issued with registration rights           185,149     1,449,326

    Total liabilities                             6,443,681     5,408,196

Stockholders' deficit:
 Preferred stock, $.01 par value; 5,000,000
  shares authorized, no shares issued and
  outstanding                                          -             -
 Common stock, $.0005 par value; 150,000,000
  shares authorized, 53,882,037 shares
  issued and outstanding                  	     26,941        26,941


                                     2
 Additional paid-in capital				 10,079,761    10,003,561
 Deferred compensation      				   (613,889)     (743,537)
 Accumulated deficit					(12,658,952)   (9,398,098)

Total stockholders' deficit		             (3,166,139)     (111,133)

    Total liabilities and
      stockholders'deficit                      $ 3,277,542    $ 5,297,063





                       ADM TRONICS UNLIMITED, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                              (UNAUDITED)

					  THREE MONTHS ENDED	 NINE MONTHS ENDED
					      DECEMBER 31,          DECEMBER 31,
					     2005       2004	     2005        2004
                                		 (RESTATED)			  (RESTATED)

Revenues			      $ 470,671     $334,183   $1,289,482     $987,166

Costs and expenses:
 Cost of revenues               238,559      169,402      507,835      535,172
 Research and development	   85,599      114,064      407,524      131,439
 Selling, general and
  administrative   		1,000,767      758,651    3,697,506    1,639,348

    Total costs and expenses 	1,324,925    1,042,117    4,612,865    2,305,959

Operating (loss)        	 (854,254)    (707,934)  (3,323,383)  (1,318,793)

Interest and finance
 cost, net                     (430,310)    (133,625)  (1,201,648)    (134,639)
Change in fair value of
   warrant liability     	  537,743     (840,539)   1,264,177     (713,187)

Net (loss)	                  $(746,821) $(1,682,098) $(3,260,854) $(2,166,619)
Net (loss) per common share,
 Basic and diluted               $(0.01)      $(0.03)      $(0.06)      $(0.04)
Weighted average shares
 Outstanding                 53,882,037   52,882,037   53,882,037   52,215,370



                       ADM TRONICS UNLIMITED, INC.
        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
	         FOR THE NINE MONTHS ENDED DECEMBER 31, 2005
                              (UNAUDITED)

          Preferred  Common
           Shares     Shares               Capital
           5,000,000  150,000,000          in
           Authorized Authorized           excess
           $.01 Par   $.0005      Par      of Par      Deferred     Accumulated
           Value      Par Value   Value    Value       Compensation Deficit      Total
Balance,
 March 31,
 2005
 Restated        -    53,882,037  $26,941  $10,003,561  $(743,537)  $(9,398,098)  $(111,133)


Warrants
 issued
 with debt                                      64,886                               64,886

Options issued
 for services                                    2,746     (2,746)                     -

Intrinsic value
  of employee
  options                                        8,568                                8,568

Amortization
 of deferred
 compensation                                  132,394                              132,394

Net loss for
 the period
 ended
 December
 31, 2005                                                            (3,260,854) (3,260,854)

Balance,
 December
 31, 2005        -    53,882,037  $26,941  $10,079,761  ($613,889) ($12,658,952)($3,166,139)


                       ADM TRONICS UNLIMITED, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)
				                           NINE MONTHS ENDED
                                                      DECEMBER 31,
                                                    2005        2004
                                                       	 (RESTATED)
Cash flows from Operating activities:
 Net (loss)                                    ($3,260,854)  ($2,166,619)
 Adjustments to reconcile net (loss)
  to net cash provided by (used in) operating
    activities:
   Depreciation and amortization    		    67,873       103,874
   Equity based compensation 				   140,962       228,740
   Amortization of loan costs and debt discount    519,216       119,663
   Bad debts						    74,716		  -
   Change in fair value of warrant liability    (1,264,177)      713,187
  Changes in operating assets and liabilities:
   (Increase) decrease in:
    Accounts receivable                            (286,040)     (56,248)
    Inventories                                     (17,005)     163,148
    Prepaid expenses and other current assets       267,179     (284,295)
    Other assets                                     (1,106)     (18,976)
   Increase in:
    Accounts payable and accrued expenses           691,038       10,142

 Net cash flows used by
  operating activities                          (3,068,198)   (1,187,384)

Cash flows from Investing activities:
 Purchases of property and equipment               (21,963)      (31,793)

 Net cash flows used by
  investing activities                             (21,963)      (31,793)

Cash flows from Financing activities:
 Proceeds from convertible notes                  1,250,000    3,180,502
 Debt issue costs                                  (245,300)     (20,000)
 Issuance of common stock for cash                     -           1,000

 Net cash flows provided by
   financing activities                           1,012,170    3,161,502

Net change in cash and cash equivalents         $(2,085,461)  $1,942,325
Cash and cash equivalents--beginning of period  $ 3,011,631     $ 90,081
Cash and cash equivalents--end of period        $   926,170	  $2,032,406

Supplemental disclosure of
 cash flow activities:
 Interest paid                                     $142,388         -
 Income taxes paid                                     -            -

Supplemental schedule of non-cash financing activities:

During the nine months ended December 31, 2005 a discount on debt of $64,886 was recognized, comprised of the fair value of warrants issued with the debt.

During the nine months ended December 31, 2004:

Costs of $456,998 were deducted from the proceeds from the sale of convertible debentures.

An aggregate of 2,006,570 common stock purchase warrants, valued at $100,237, were issued in connection with services provided for the sale of convertible debentures.

A discount on debt of $1,068,467 was recognized, comprised of the fair value of warrants issued with the debt of $377,848, and a beneficial conversion feature of $690,619.



                       ADM TRONICS UNLIMITED, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)
Note 1-Basis of Presentation:

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of ADM Tronics Unlimited, Inc. and its subsidiaries including Ivivi Technologies, Inc. ("Ivivi") (collectively, the "Company"). These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the nine months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Form 10-KSB for the fiscal year ended March 31, 2005.

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

Significant estimates made by management include the fair value of equity instruments, the impairment of long-lived assets, the valuation allowance against deferred tax assets and the collectibility of receivables.

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the periods presented as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized for the nine and three month periods ended December 31, 2005 and 2004 since the effect would be anti-dilutive. There were 50,182,341 common stock equivalents at December 31, 2005 and 31,657,773 at December 31, 2004.

Stock Options and Warrants

The Company accounts for its stock-based employee compensation plans using the intrinsic value based method, under which compensation cost is measured as the excess of the stock's market price at the grant date over the amount an employee must pay to acquire the stock. Stock options and warrants issued to non-employees are accounted for using the fair value based method, under which the expense is measured as the fair value of the security at the date of grant based on the Black-Scholes pricing model. A subsidiary of the Company had 616,000 employee stock options outstanding at December 31, 2005, and 578,500 at December 31, 2004.

Pro Forma Information

Employee and Director Common Share Purchase Options - Pro forma information regarding the effects on operations of employee and director common share purchase options as required by SFAS No. 123 and SFAS
No. 148 has been determined as if the Company's subsidiary had accounted for those options under the fair value method. Pro forma information is computed using the Black Scholes method at the date of grant of the options based on the following assumptions: (1) risk free interest rate of 3.62%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of the common stock of 67%; and (4) an expected life of the options of 5 years. The foregoing option valuation model requires input of highly subjective assumptions. Because common share purchase options granted to employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value of estimates, the existing model does not in the opinion of our management necessarily provide a reliable single measure of the fair value of common share purchase options we have granted to our employees and directors.

Pro forma information relating to employee and director common share purchase options is as follows:









                                     7
                                For the			       For the
                             Three Months                  Nine Months
                        	  Ended                         Ended
                       December 31,  December 31,   December 31,  December 31,
                          2005           2004           2005           2004
Net loss as reported   $(746,821)	$(1,682,098)   $(3,260,854)  $ (2,166,619)
Stock based
 compensation included
 in net loss               2,856          2,856          8,568          8,568

Stock based
 compensation calculated
 under SFAS No. 123       (5,261)        (5,261)       (15,783)       (15,783)
Pro forma net loss     $(749,226)  $ (1,684,503)   $(3,268,069) $  (2,173,834)
Historical basic and
 diluted loss per share   $(0.01)        $(0.03)        $(0.06)        $(0.04)

Pro forma basic and
 diluted loss per share   $(0.01)        $(0.03)        $(0.06)        $(0.04)


Reclassifications:

Certain items in the fiscal 2005 financial statements have been reclassified to conform to the current period presentation.


Non-Reliance on Previously Issued Financial Statements:

On February 20, 2006, the Board of Directors (the "Board") of the Company on the recommendation of the Company's management and after discussions with its independent auditors, made an internal determination and concluded that the financial statements contained in the Company's Quarterly Report on Form 10-QSB and Form 10-QSB/A for the Company's fiscal quarters ended June 30, 2004, September 30, 2004, December 31, 2004, June 30, 2005 and September 30, 2005 (the "Form 10-QSBs") and the financial statements audited by the Company's independent auditors and contained in the Company's Annual Report on Form 10-KSB/A for the Company's fiscal year ended March 31, 2005 (the "Form 10-KSB"), require restatement resulting from various adjustments to the financial statements of Ivivi as more fully described below.

The decision to restate the financial statements was made by the Board, upon the recommendation of the Company's management and with the concurrence of the Company's independent auditors. In addition, the Board, upon recommendation of management, made an internal determination that the previously issued financial statements contained in the Form 10-QSBs and the Form 10-KSB should not be relied upon.





                                     8





Adjustments affecting this filing:

Adjustments have been made to the three and nine months periods ended December 31, 2004, to reflect additional expense of $27,019 and $168,650, respectively, resulting from contributed services of $62,109, and the revaluation of equity based compensation of $106,541. As a result of these corrections, net loss for the three and nine months ended December 31, 2004 has increased to $1,682,098 and $2,166,619, respectively, from $1,655,079 and $1,997,969, respectively, and net loss per share remained unchanged.

The Company's balance sheet as of March 31, 2005 has been restated as a result of these adjustments, as well as an additional accrual of financing expense in the amount of $26,821.  Such corrections are summarized as follows:
                                  As reported         Restated

Accrued interest and penalties  $    74,538        $    101,359
Capital in excess of
 par value                      $ 9,391,972        $ 10,003,561
Deferred compensation           $  (327,615)       $   (743,537)
Accumulated deficit             $(9,175,610)       $ (9,398,098)

Adjustments affecting other filings:

Similar corrections will be made to all quarters of the fiscal year ended March 31, 2005 and corrections will also be made to the quarters ending June 30, 2005 and September 30, 2005. Amendments to the 10-QSB and 10-KSB will be filed to reflect these corrections.

Recent Accounting Pronouncements:

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154") which replaces Accounting Principles Board Opinions No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by us in the first quarter of fiscal 2007. We do not believe the adoption of SFAS 154 will have an effect on our consolidated results of operations and financial condition unless we need to correct errors or there are accounting changes.

In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and

                                    9
supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. On April 14, 2005, the SEC announced the adoption of a rule that defers the required effective date of SFAS 123(R) for public entities to the beginning of the first fiscal year that begins after June 15, 2005. Furthermore, all public companies are required to apply the new standard on a modified prospective method to transition to the expensing of share-based compensation. Under this method, compensation of unvested awards is recognized over the remaining service period. Any new and modified awards are expensed prospectively. SFAS 123(R) is required to be adopted by us in the first quarter of fiscal 2007. The Company has evaluated the impact of the adoption of SFAS 123(R), and believes that the impact may be significant to the Company's future overall results of operations and financial position.

Note 2. Going Concern Issue:

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying condensed consolidated financial statements, we have a net loss of $3,260,854 and net cash used in operating activities of $3,075,668 for the nine months ended December 31, 2005, and a stockholders' deficiency of $3,166,139 as of December 31, 2005. These factors raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to return to profitable operations and to raise additional funds to finance our operations.
The Company does not have any material external sources of liquidity or unused sources of funds. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.




















                                     10


Note 3.  Segment Information

Information about segment information is as follows:

Nine Months Ended December 31, 2005:   CHEMICAL    MEDICAL      TOTAL

 Revenues from external customers     $677,250     $612,232   $1,289,482
 Segment profit (loss)                $(61,655) $(3,199,199) $(3,260,854)

Identifiable Assets as of
 December 31, 2005                    $831,363	$ 2,446,179	 $ 3,277,542

Nine Months Ended December 31, 2004:

 Revenues from external customers     $659,414     $327,752     $987,166
 Segment profit (loss)                $165,711  $(2,332,330) $(2,166,619)

Three Months Ended December 31, 2005:

 Revenues from external customers     $212,821     $257,850     $470,671
 Segment profit (loss)                 $11,601    $(758,422)   $(746,821)

Three Months Ended December 31, 2004:

 Revenues from external customers     $222,927     $111,256     $334,183
 Segment profit (loss)                 $45,335  $(1,727,433) $(1,682,098)

Note 4. Private Placement Offering

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

The holder of each Warrant is entitled to purchase shares of common stock of Ivivi at an initial exercise price per share equal to (i) if an IPO has occurred prior to the exercise of the Warrant 100% of the IPO Price or (ii) if an IPO has not occurred prior to the exercise of the Warrant, $7.00 per share, subject to adjustment. The aggregate number of shares of common stock

                                    11
of Ivivi issuable upon exercise of the Warrants shall equal either (i) if the Note has been converted as of the date of exercise of the Warrant, the number of shares of common stock into which the Note was converted or (ii) if the Note has not been converted as of the date of exercise of the Warrant, such number of shares of common stock into which the Note is then convertible. In accordance with EITF 00-27, a portion of the proceeds was allocated to the warrant liability based on its relative fair value, which totaled $64,886 using the Black-Scholes option pricing model. The remaining balance was allocated to the convertible notes. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 67%, (3) risk-free interest rate of 3.62%,(4) expected life of 5 years and
(5) estimated fair value of Ivivi's common stock was $1.53 per share. The debt discount is being amortized over the term of the notes. During the three and nine months ended December 31, 2005, amortization as interest expense amounted to $1,884.

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

Note 5. Subsequent Events

In January 2006, Ivivi entered into a Master Clinical Trial Agreement with the Cleveland Clinic in Florida to perform a clinical trial of Ivivi's device for a new use. The estimated cost of the clinical trial is $350,000. The Cleveland Clinic is a not-for-profit multi-specialty medical group practice.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company's operations and financial condition should be read in conjunction the Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the "safe harbor" provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Act of 1995. The Company uses forward-looking statements in its description of its plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "forecasts", "projects", or similar terms, variations of such terms or the negative of such terms. These forward- looking statements are based on management's current expectations and are subject to factors and uncertainties which could

                                    12
cause actual results to differ materially from those described in such forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward- looking statements include those set forth under "Item. 1 Description of Business - Risk Factors" and elsewhere in, or incorporated by reference into, the Company's Annual Report on Form 10-KSB/A for the fiscal year ended March 31, 2005 and other filings with the Securities and Exchange Commission.

Critical Accounting Policies

Revenue Recognition:

Sales revenues are recognized when products are shipped to end users and rental are recognized on a monthly basis as earned on either a monthly or a pay-per use basis in accordance with individual agreements. Shipments to distributors are recognized as sales only when no right of return exists as with sales of chemicals. This is generally not the case with sales of the Company's products in its medical segment. The Company recognizes revenue from the sale of these products when the products are shipped to end users which includes sales to medical facilities and distributors. An increasing amount of rental revenue is recognized on a fixed monthly recurring basis as the product is utilized by the end medical facility, or patient user and is billed by the Company to such user. In the instances when the Company's distributors bill the end user, the Company recognizes revenue when paid to the Company by the distributor. Sales returns have been immaterial. The Company's products are principally shipped on a "freight collect" basis. Shipping and handling charges and costs are immaterial.

Use of Estimates:

The Company's discussion and analysis of its financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to reserves, deferred tax assets and valuation allowance, impairment of long-lived assets, fair value of equity instruments issued to consultants for services and fair value of equity instruments issued to others. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, the Company believes that its estimates, including those for the above- described items, are reasonable.





                                    13

Business Overview

The Company is a technology-based developer and manufacturer of diversified lines of products in the following three areas: (1) environmentally safe chemical products for industrial use, (2) therapeutic non-invasive electronic medical devices and (3) cosmetic and topical dermatological products. The Company has historically derived most of its revenues from the development, manufacture and sale of chemical products, and, to a lesser extent, from its therapeutic non- invasive electronic medical devices and topical dermatological products. However, during the three months ended December 31, 2005, the Company derived an increased amount of its revenue from the sale and rental of its therapeutic non-invasive medical devices.

The Company is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. The Company's operations are conducted through the Company itself and its three subsidiaries, Ivivi Technologies, Inc., Pegasus Laboratories, Inc. and Sonotron Medical Systems, Inc.

Results of Operations for the three months ended December 31, 2005 as compared to December 31, 2004

Revenues

Revenues were $470,671 for the three months ended 2005 as compared to $334,183 for the three months ended December 31, 2004, an increase of $136,488 or 41%. Revenues from the Company's chemical activities decreased by $10,106, offset by an increase of $146,594 in the Company's medical technology activities in the 2005 period as compared to the 2004 period. The decrease in revenue from chemical activities primarily resulted from a significant customer of the Company's chemical products ceasing operations in August 2005, resulting in no orders during the quarter ended December 31, 2005. Such customer had accounted for approximately $71,000 of the Company's revenues for the comparable period in 2004. The increase in revenues from the Company's medical technology activities was primarily due to increased sales and rentals of the Company's products in this segment.

Net (Loss)

Net loss for the three months ended December 31, 2005 was $746,821, or $0.01 per share, compared to a net loss for the three months ended December 31, 2004 of $1,682,098, or $0.03 per share. Selling, general and administrative expenses increased by $242,116 primarily due to the significant increase in personnel, marketing, and overhead costs from the Company's Ivivi subsidiary to support Ivivi's expanded activities related to the distribution and marketing of its SofPulse units. Research and development expense was $85,599 during the three months ended December 31, 2005 for the Ivivi subsidiary for laboratory studies for its technology, a decrease of $28,465 from $114,064 in research and development expense in the comparable 2004 period. Net interest and financing costs increased $296,685 due to interest expense and accrued penalties and amortization of discount on the convertible notes issued in the Company's private placements partially offset by interest earned from amounts invested in money market funds. During the three months ended December 31, 2005, the Company recorded a recovery of expense of $537,743 due to the decrease in the fair value of the liability for warrants issued with registration rights, compared to an expense of $840,539 in the comparable 2004 period due to the increase in the fair value of the liability for the warrants.

                                    14
Results of Operations for the nine months ended December 31, 2005 as compared to December 31, 2004

Revenues

Revenues were $1,289,482 for the nine months ended December 31, 2005 as compared to $987,166 for the nine months ended December 31, 2004, an increase of $302,316, or 31%. Revenues from the Company's chemical activities increased by $17,836 and revenues from the Company's medical technology activities increased by $284,480 in the 2005 period, compared to the 2004 period. During the nine month period, a significant customer of the Company's chemical products ceased operations and curtailed purchases. Such customer had limited orders during the nine months ended December 31, 2005 and accounted for approximately $39,000 of the Company's revenues for such period, and approximately $134,000 for the comparable period in 2004. The increase in revenues from the Company's medical technology activities was primarily due to increased sales and rentals of the Company's products in this segment.

Net (Loss)

Net loss for the nine months ended December 31, 2005 was $3,260,854, or $.06 per share, compared to a net loss for the nine months ended December 31, 2004 of $2,166,619, or $.04 per share. Selling, general and administrative expenses increased by $2,058,158, primarily due to the significant increase in personnel, marketing, and overhead costs from the Company's Ivivi subsidiary to support Ivivi's expanded activities related to the distribution and marketing of its products. Research and development expense was $407,524 during the nine months ended December 31, 2005 for the Ivivi subsidiary for laboratory studies for its technology, with an expense of $131,439 in the 2004 period. Net interest and financing costs increased $1,067,009 due to interest expense and accrued penalties and amortization of discount on the convertible notes issued in the Company's private placements partially offset by interest earned from amounts invested in money market funds. During the nine months ended December 31, 2005, the Company recorded a recovery of expense of $1,264,177 due to the decrease in the fair value of the liability for warrants issued with registration rights, compared to an expense of $713,187 in the comparable 2004 period.

Liquidity and Capital Resources

At December 31, 2005, the Company had cash and equivalents of $926,170 as compared to $3,011,631 at March 31, 2005. The decrease was primarily the result of the increased operating expenses at the Company's subsidiary, Ivivi, partially offset by net proceeds of $1,250,000 from a private placement of unsecured convertible notes which was completed in November 2005.

Operating Activities

Net cash flows used by operating activities were $3,075,668 for the nine months ended December 31, 2005 as compared to net cash flows used by operating activities of $1,187,384 for the nine months ended December 31, 2004. The use of cash in 2005 was primarily due to a net loss of $3,260,854 related mostly to the Company's medical technologies activities, and increases in accounts receivable of $286,040 and inventory of $17,005 offset by decreases in prepaid expenses of $267,179 and increases in accounts

                                    15
payable and accrued expenses of $691,038. The net loss was partially offset by non cash charges for equity based compensation costs, bad debt expense and for the amortization of loan costs and amortization of discount on the convertible notes issued in the private placements. The Company has recorded a non-cash recovery of expense of $1,264,177 due to the decrease in the fair value of the liability for warrants issued with registration rights in the 2005 period.

The use of cash in 2004 was primarily due to a net loss of $2,166,619 related mostly to the Company's medical technologies activities, and increases in accounts receivable of $56,248 and prepaid expenses of $284,295, offset by a decrease in inventory of $163,148. The net loss was partially offset by non cash charges for equity based compensation costs, bad debt expense and for the amortization of loan costs and amortization of discount on the convertible notes issued in the private placements. The Company recorded a non-cash expense of $713,187 due to the increase in the fair value of the liability for warrants issued with registration rights in the 2004 period.

Investing Activities

For the nine months ended December 31, 2005, cash used in investing activities of $21,963 related to the purchase of equipment. For the nine months ended December 31, 2004, $31,793 was used for the purchase of equipment.

Financing Activities

On November 10, 2005, Ivivi completed a private placement of securities to two institutional accredited investors (the "Private Placement"). In connection with the Private Placement, Ivivi realized aggregate gross proceeds of $1,250,000 from the sale of unsecured convertible promissory notes (the "Notes") and warrants (the "Warrants") to purchase shares of common stock of Ivivi.

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

During the nine months ended December 31, 2004, the Company received $3,180,502 net proceeds from the sale of convertible notes.

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

Pursuant to the terms of the private placements completed in each of December 2004 and February 2005, the number of shares of the Company's common stock issuable upon conversion of the notes and exercise of the warrants will increase by 1% for each 30 day period, or portion thereof, following the 90th day of a demand for registration of the shares of the Company's common stock underlying the notes and warrants and such registration statement is not declared effective. In addition the number of shares of Ivivi's common stock issuable upon conversion of the notes and exercise of the warrants issued in December 2004 and February 2005 will increase by 2% for each 30-day period, or portion thereof, after March 1, 2005 and June 30, 2005 that a registration statement covering the shares of the Company's common stock and the shares of Ivivi's common stock, respectively, underlying securities issued in the private placement is not declared effective. There has been no demand for registration of the common stock shares underlying the notes and warrants.

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

As of February 21, 2006, the Company was in material compliance with the covenants contained in the notes.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

As of the end of the period covered by this Quarterly Report on Form 10-QSB, the Company carried out an evaluation, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation as of December 31, 2005, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management including its Chief Executive Officer and Chief Financial Officer, to ensure that such information is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. As discussed above, the Company has stated that the financial statements contained in the Company's Quarterly Reports on Form 10-QSB and Form 10-QSB/A for the Company's fiscal quarters ended June 30, 2004, September 30, 2004, December 31, 2004, June 30, 2005 and September 30, 2005 (the "Form 10-QSBs") and the financial statements previously audited by the Company's independent auditors and contained in the Company's Annual Report on Form 10-KSB/A for the Company's fiscal year ended March 31, 2005 (the "Form 10-K"), require restatement resulting from contributed services and the revaluation of equity based compensation.

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
                                         Chief Executive Officer and
Dated: Northvale, New Jersey             Chief Financial Officer
           February 21, 2006