Form 10KSB
period 2006-03-31
ADM TRONICS UNLIMITED INC/DE
filed 2006-07-14
CIK 849401

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC 20549


                                   FORM 10-KSB


(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                     For the fiscal year ended March 31, 2006


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






Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[_]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in the form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB. [X]

Indicate by check mark whether the issuer is a shell company (as defined by in Rule 12b-2 of the Exchange Act). YES [ ] No [X]

The issuer's revenues for its most recent fiscal year were approximately $1,724,000.

The aggregate market value of the issuer's common stock, par value $.0005 per share (the "Common Stock"), held by non-affiliates of the issuer as of July 5, 2006, based on the average of the closing bid and asked prices of $0.33, for such shares on such date, was approximately $8,600,000. For purposes of such calculation, shares of Common Stock held by each executive officer and director and by each person who owns more than 5% of the outstanding shares of Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Common Stock outstanding as of July 5, 2006 was 53,882,037.


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



Explanatory Note

Share information in this Form 10-KSB related to our subsidiary, Ivivi Technologies, Inc. gives effect to a stock split of 1.625 shares for each outstanding share of common stock of Ivivi to be effected by Ivivi.

PART I

Item 1.   Description of Business

Company Overview

         We are a technology-based developer and manufacturer of diversified lines of products in the following three areas: (1) environmentally safe chemical products for industrial use; (2) therapeutic
non-invasive   electronic   medical   devices;  and  (3)   cosmetic  and
topical dermatological products. The Company's currently derives its revenues from the development, manufacture and sale of chemical products and from its therapeutic non-invasive electronic medical devices and topical dermatological products.

         The Company is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. The Company's operations are conducted through ADM Tronics Unlimited, Inc. and its three subsidiaries, Ivivi Technologies, Inc.("Ivivi"), Pegasus Laboratories, Inc. ("Pegasus") and Sonotron Medical Systems, Inc. ("SMI"). As of July 5, 2006, the Company owned
approximately  68.5%, 100% and  88%  of  the  outstanding   capital  stock  of
Ivivi, Pegasus and SMI, respectively.


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

         None of the Company's chemical products are protected by patents, although the names of some of such products have been protected by trademarks. The Company does not believe that any such trademarks are material to its business. As of March 31, 2006, the dollar amount of backlog orders for the Company's chemical products believed by the Company to be firm, was not material.


Therapeutic Non-Invasive Medical Devices

SofPulse(R)

         Ivivi, a majority-owned subsidiary of ADM, focuses on designing and commercializing its proprietary electrotherapeutic technologies and products for the non-invasive treatment of a wide array of acute and chronic disorders
of soft  tissue.   Its  most   advanced   proprietary   products   utilize
pulsed electromagnetic field, or PEMF technology which we refer to as "electroceuticals(tm)", to induce small electrical currents in soft tissue to stimulate a therapeutic physiological response in the target area. Ivivi is currently utilizing PEMF technology, through its patented SofPulse device line of products, in the chronic wound and plastic and reconstructive surgery markets.

         Ivivi was incorporated in March 1989 under the name AA Northvale Medical Associates, Inc. as a majority-owned subsidiary of ADM. From March 1989 until August 1998, Ivivi had very limited operations, which included the operation of medical clinics for conducting clinical studies on certain products of the Company. In August 1998, the Company purchased certain assets from Electropharmacology, Inc. ("EPI") that were then used by EPI in connection with the SofPulse device business, including the right to use the EPI patents, and immediately transferred all of those assets to Ivivi. The assets included all of EPI's rights, title and interest in the SofPulse device business as well as certain rights related to three patents related to the SofPulse device that were issued in 1994, 1996 and 1998. In January 2000, Ivivi acquired all of the rights to the EPI patents. Ivivi has conducted development and sales and marketing activities and has generated increasing revenues, but has incurred significant losses to date.

         The device has been cleared by the FDA for the treatment of pain and edema in soft tissue. The device can be used for the treatment of chronic wounds, as well as for post-surgical treatments, including following plastic and reconstructive surgery.

         The device consists of the following three components:

          o   the electroceutical signals
          o   a signal generator; and
          o   an applicator.

The signal generator produces a specific electromagnetic signal that is pulsed through a cable and into the applicator, which functions as a broadcast antenna. Without touching the skin, the applicator transmits the electromagnetic signal into the desired area, penetrating medical dressings, casts, coverings, clothing and virtually all other non-metal materials. This process allows the SofPulse device to be used immediately following acute injury, trauma and surgical wounds, as well as in chronic conditions, unimpeded by standard clinical practices and more importantly, requiring no alteration of those practices to accommodate the therapy provided by the SofPulse device. The Company's product has been used in over 600,000 treatments by healthcare professionals on medical conditions, such as:

  o  acute or chronic wounds, including post-surgical wounds;
  o  edema and pain following reconstructive and plastic surgery; and
  o  pain  associated with the inflammatory phase of chronic conditions.

For such purpose, the Company regards each 15-minute application of the device on a target area of a patient as one treatment.


We are currently focusing on the commercialization of products utilizing our PEMF technology for the treatment of a wide array of acute and chronic disorders. We are currently utilizing our PEMF technology, through the following products, for the treatment of edema (swelling) and pain in soft tissue.

SofPulse M-10. The SofPulse M-10 utilizes a box-shaped signal generator that weighs approximately seven pounds. The signal generator delivers the proprietary electroceutical signals through a lightweight and conformable applicator that ranges in diameter. The SofPulse M-10 is primarily marketed as a rental product to the chronic wound care markets, particularly for use in long-term acute care hospitals, as well as in long-term care nursing facilities, rehabilitation hospitals, acute care hospitals and facilities and home health systems.

Roma3. We intend to replace the SofPulse M-10 with our new product, the Roma3. The Roma3 utilizes a disk-shaped signal generator that is approximately nine inches in diameter and weighs approximately two pounds. The signal generator delivers the proprietary electroceutical signals simultaneously through up to three lightweight and conformable applicators that range in diameter, allowing multiple treatments on the same patient. The signal generator contains a programmable microprocessor that can automatically activate and deactivate the Roma3 for ongoing, unattended treatment. The applicators utilized by the Roma3 are intended for single-patient use and are disposable. The Roma3 is primarily marketed as a rental product to the chronic wound care markets, particularly for use in long-term acute care hospitals, as well as in long-term care nursing facilities, rehabilitation hospitals, acute care hospitals and facilities and home health systems.

Torino I. The Torino I utilizes a portable, battery powered disk-shaped signal generator that is approximately two and a half inches in diameter and weighs approximately four ounces. The signal generator delivers the proprietary electroceutical signals through variable sized lightweight and conformable applicators, depending on the application. The signal generator used in the Torino I is pre-programmed to provide treatment at optimal intervals throughout the course of therapy. The Torino I is primarily marketed in the plastic and reconstructive surgery market, where the product is being sold to physicians who then offer it to their patients.

Torino II. The Torino II is a battery powered, disposable single unit consisting of both the signal generator and applicator for ease of use. The
Torino II is expected to replace the Torino I in mid-2006.   The applicators
that are incorporated into the Torino II are also lightweight and conformable
and come in varying sizes, depending on the application.   The signal generator
used in the Torino II is also pre-programmed to provide therapy at optimal intervals throughout the course of therapy. The Torino II is primarily marketed in the plastic and reconstructive surgery market, where the product is sold to physicians who then offer it to their patients.

         The Company is considering additional applications of its device, as well as developing other products using PEMF. For example, the Company is currently researching and clinically testing potential applications of the PEMF technology for therapeutic angiogenisis (the regeneration of new blood vessels) and vascularization (the creation of new blood vessels) for use in circulatory and cardiac impairment conditions as well as for proliferation of implanted stem cells. The Company is also exploring the possibility of utilizing PEMF technology in an over-the-counter application for pain and edema to compete as a non-invasive, non-pharmacological alternative to other pain treatments, such as acetaminophen, without any of the potential known side-effects or complications that are associated with such products. The Company's ability to successfully expand the use of its product for these applications will depend on a number of risks, including:

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

Ivivi has built a portfolio of patents and applications covering its technology and products, including its hardware design and methods. As July 5, 2006, Ivivi had three issued U.S. patents, seven non-provisional pending U.S. patent applications and one provisional U.S. patent pending covering various embodiments and end use indications for PEMF and related signals and configurations. The titles, patent numbers and normal expiration dates (assuming all the U.S. Patent and Trademark Office fees are paid) of the three issued U.S. patents are set forth in the chart below.

                                      Patent
Title                                 Number    Expiration Date

Apparatus and Method for
 Therapeutically Treating
 Human Body Tissue with
 Electromagnetic Radiation           5723001    March 3, 2019

Pulsed Radio Frequency
 Electrotherapeutic System           5584863    December 17, 2013

Athermapeutic Apparatus
 Employing Electro-Magnetic
 Fields                              5370680    December 6, 2011


Sonotron Technology

         SMI, a majority-owned subsidiary of ADM, has developed a technology, known as the "Sonotron Technology," which is described in detail below, and has utilized the Sonotron Technology to develop medical devices to treat subjects suffering from the pain of inflammatory joint conditions. Although some of the devices utilizing this technology are commercially available for the treatment of animals, none of such devices have received clearance from the U.S. Food and Drug Administration (the "FDA") for human application in the United States.

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

         SMI intends to use data obtained from clinics utilizing the Sonotron Device as well as additional data it may obtain from others in the Company's FDA application, if filed. As of July 5, 2006, there were five Sonotrons in use by clinical investigators collecting data for submission to the FDA. SMI believes that sufficient data may be collected from these investigations to support a submission to the FDA; however, there can be no assurance that such data will be sufficient or if sufficient will result in the filing of an application with the FDA. There can be no assurance that the Company will obtain sufficient data in the foreseeable future, if at all, to file an FDA application for FDA clearance of the Sonotron Device for marketing in the United States for human application or that any data theretofore or thereafter obtained by the Company will be satisfactory or will be sufficient to support the Company's FDA application. SMI does not intend to make any material changes to the Sonotron Devices nor have any such changes been made since the completion of the research and development. In the event that Sonotron Devices cannot be marketed pursuant to FDA clearance and the data obtained by the Company are not favorable or, for any other reason, the Company's FDA application is not filed or, if filed, is not approved by the FDA, neither the Company nor SMI will be able to market the Sonotron Devices in the United States to others in connection with human applications, other than for research purposes. Under such circumstances, it is probable that the Sonotron Devices will not be able to be marketed with respect to human applications thereof in many foreign countries.

         In 1997,  Dr. Di Mino  developed a device  which  utilizes the
Sonotron Technology  to  non-invasively  treat  neural-cerebral   conditions
(the "NCCD Device"). The NCCD Device is a non-invasive electronic therapy device which is designed to emit certain radio and audio waves at prescribed power outputs to a patient's brain and spinal cord. Since 1997, the NCCD Device has been in the prototype stage. Limited initial preliminary tests on human subjects on a non-controlled basis appear to indicate that treatment with the NCCD Device has a beneficial effect on the symptoms related to certain neuro-cerebral disorders. The results ranged from minor improvement in certain limited symptoms to dramatic overall improvements. Based upon such results, subject to obtaining sufficient capital, Ivivi intends to conduct extensive controlled clinical studies of the NCCD Device. Testing involves applying radio and audio waves to the patients' spinal cords and cerebrum on a weekly basis for several weeks to small groups of
patients  having  cerebral  palsy,   multiple  sclerosis  and Parkinson's
Disease.

         In order to commercially exploit the NCCD Device, Ivivi must successfully conduct significant engineering and design work. Such work includes the design and manufacture of a pre-production model and the production of approximately 40 similar units for use in the proposed clinical studies. If the clinical studies establish the efficacy of the NCCD Device, Ivivi intends to seek FDA approval of the NCCD Device. The Company also plans to file applications for certain foreign and domestic patents in connection with the NCCD Device. There can be no assurance that any clinical studies of the NCCD Device will yield successful results or that FDA approval will be obtained. The Company believes that the cost of clinical studies and the engineering and design work will be approximately $2,000,000. Because Ivivi does not presently have sufficient funds to complete such tests and studies, Ivivi has sought and will continue to seek financing for such purposes. There can be no assurance that Ivivi will be able to obtain such financing on terms not unfavorable to it, if at all.

         As of March 31, 2006, the dollar amount of backlog orders for Sonotron Devices was not material.


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

Customers

         During the Company's fiscal years ended March 31, 2006 and 2005, sales of chemical products accounted for approximately 50% and 68% of the Company's operating revenues, respectively; sales and/or rentals of medical device products accounted for approximately 50%, and 32% of the Company's operating revenues, respectively; and sales of our cosmetic and topical dermatological products were not material. No contract exists with any of the Company's customers that would obligate any customer to continue to purchase and/or rent products from the Company.

         During the fiscal year ended March 31, 2006, no one customer accounted for more than 10% the Company's revenue. During the year ended March 31, 2005, the Company sold 32% of its products to two customer. At March 31, 2006, two customers accounted for 27% of the Company's accounts receivable. The loss of these major customers could have a material impact on the Company's operations and cash flow.

Marketing and Distribution

         A majority of ADM's chemical product sales are distributed to customers directly from ADM's headquarters. Customers place purchase orders with the Company and chemical products are then shipped via common carrier truck delivery on an "FOB shipping point" basis. A portion of the sales are accomplished through distributors who place purchase orders with ADM for certain quantities of it's chemical products which are shipped by common carrier to their respective warehouses. These stocking distributors then ship product to the ultimate customer via common carrier from their inventory of ADM's chemical products.

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

         Ivivi is currently a party to, and intends to continue to seek, collaborative and strategic agreements to assist it in the marketing of its products. Ivivi has engaged third-party distributors to market its products in the United States and intends to engage additional distributors and sales organizations to expand the scope of its markets nationally and internationally, with an initial international focus in Western Europe. Ivivi has granted these distributors, subject to maintaining certain revenue goals, the exclusive right to distribute its SofPulse device products to long-term acute care hospitals, acute care facilities, rehabilitation/wound centers, nursing homes and skilled nursing facilities. Additionally, Ivivi has contracted with one third party to help it penetrate the home health care market. Ivivi is also actively pursuing exclusive arrangements with strategic partners it believes have leading positions in its target markets, in order to establish nationwide, and in some cases worldwide, marketing and distribution channels for its products. Generally, under these arrangements, the strategic partners would be responsible for marketing, distributing and selling Ivivi's products while Ivivi continues to provide the related technology, products and technical support. Through this approach, Ivivi expects to achieve broader marketing and distribution capabilities in multiple target markets.


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


Manufacturer and Suppliers

         Manufacturer

         ADM manufactures its chemical products and SMI's and Ivivi's medical device products at its facilities located in Northvale, New Jersey.

         ADM, Ivivi and SMI are parties to a manufacturing agreement, pursuant to which ADM serves as the exclusive manufacturer of all current and future medical, non-medical electronic and other devices or products to be produced by such subsidiaries. Pursuant to the terms of the manufacturing agreement, for each product that the Company manufactures for a subsidiary, the subsidiary pays ADM an amount equal to 120% of the sum of (i) the actual, invoiced cost for raw materials, parts, components or other physical items that are used in the manufacture of the product and actually purchased for the subsidiary by the Company, if any, plus (ii) a labor charge based on the Company's standard hourly manufacturing labor rate. The subsidiaries generally purchase and provide ADM with all of the raw materials, parts and components necessary to manufacture their respective products and, as a result, the manufacturing fee paid to the ADM is generally 120% of the labor rate charged by ADM.

         ADM warrants the products it manufactures for its subsidiaries against defects in material and workmanship for a period of 90 days after the completion of manufacture. After such 90-day period, the Company has agreed to provide repair services for the products to the subsidiary at its customary hourly repair rate plus the cost of any parts, components or items necessary to repair the products unless the subsidiary provides such parts, components or items to the Company.

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

         Since ADM is the exclusive manufacturer of all of its subsidiaries' current and future products under the manufacturing agreement, if the operations of the Company are interrupted or if orders or orders of other customers of the Company exceed the manufacturing capabilities of the Company, the Company may not be able to deliver products on time and the subsidiaries may not be able to deliver their respective products to their respective customers on time. Under the terms of the manufacturing agreement, if the Company is unable to perform its obligations thereunder or is otherwise in breach of any provision thereof, the subsidiaries have the right, without penalty, to engage third parties to manufacture some or all of their products. In addition, if a subsidiary elects to utilize a third-party manufacturer to supplement the manufacturing being completed by ADM, such subsidiary has the right to require the Company to accept delivery of the products from these third-party manufacturers, finalize the manufacture of the products to the extent necessary for such subsidiary to comply with FDA regulations and ensure that the design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process have been met.

         As the exclusive manufacturer of the medical devices of its subsidiaries, ADM is required to comply with QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process. In addition, the Company's manufacturing facility is required to be registered as a medical device manufacturing site with the FDA and is subject to inspection by the FDA. The Company has been registered by the FDA as a Registered Medical Device Establishment since 1988 allowing it to manufacture medical devices in accordance with procedures outlined in FDA regulations, which include quality control and related activities. Such registration is renewable annually and although the Company does not believe that the registration will fail to be renewed by the FDA, there can be no assurance of such renewal. The failure of the Company to obtain any annual renewal would have a material adverse effect on its subsidiaries if they were not able to secure another manufacturer of their products.

         Suppliers

         ADM purchases the raw materials used in the manufacture of its chemical products from numerous sources. The Company believes that all necessary raw materials for its chemical products are readily available and will continue to be so in the foreseeable future. The Company has never had, nor does it anticipate experiencing, any shortages of such materials. The raw materials for chemical products consist primarily of water, resins, elastomers and catalysts. The Company generally maintains sufficient quantities of inventories of its chemical products to meet customer demands. When orders are received by the Company for its chemical products, the Company's customers require immediate shipment thereof. Accordingly, in order to satisfy its customers' needs, the Company has maintained an inventory ranging, in dollar amounts, from 15% to 30% of sales of chemical products in the form of either raw materials or finished goods.

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

Research and Development

         During the Company's fiscal years ended March 31, 2006 and 2005, the Company made no material expenditures with respect to company-sponsored research and development activities relating to its chemical business other than a portion of the regular salaries of its executive officers which may be allocated thereto. During such fiscal years, the Company did not expend any funds on customer-sponsored research and development activities with respect thereto.

         During the Company's fiscal years ended March 31, 2006 and 2005, other than the regular compensation paid by the Company to its executive officers, the Company did not spend any appreciable amounts on testing, application, clinical studies and company-sponsored research and development activities in connection with the Sonotron Technology and other activities determined in accordance with generally accepted accounting principles. During each of such years no material amounts were spent on customer-sponsored research and development activities relating to the development of new products, services or techniques or the improvement of any of the foregoing.


Pursuant to a sponsored research agreement with Montefiore Medical Center that expired in September 2005, Ivivi conducted, under the supervision of Dr. Diana Casper, research studies relating to the potential benefits of its PEMF technology in connection with the treatment of Parkinson's disease and other neurodegenerative disorders. Ivivi completed the first phase of such studies in September 2005. Based on the results of such studies, Ivivi initiated a second phase of such studies under the supervision of Dr. Casper at Montefiore Medical Center pursuant to an unwritten month-to-month arrangement with Montefiore Medical Center. Such studies ceased during the fourth quarter of 2005 when Dr. Casper received an NIH grant in the amount of $270,000 to commence studies to examine the effects of pulsed magnetic fields on neurons and vessels in cell culture and intact brain and neural transplants, as well as to explore the potential of this modality to lessen neurodegeneration (progressive damage or death of neurons leading to a gradual deterioration of the bodily functions controlled by the affected part of the nervous system) and increase vascular plasticity (the lifelong ability of the brain to reorganize neural pathways based on new experiences). We believe this modality could have applications in the treatment of chronic and acute vascular and neurodegenerative diseases, including Parkinson's disease. Although Dr. Casper is not required to do so pursuant to the NIH grant, she has advised us that she intends to use our PEMF technology in connection with these studies.

Ivivi also expects to commence research studies with respect to pain relief at Montefiore Medical Center and although we do not have any specific plans to date, we are seeking opportunities to commence additional studies at other research facilities. We believe that two studies to validate consumer pain application for FTC purposes will be completed within four to six months from commencement and estimate that the aggregate cost of such studies will be approximately $200,000.

Ivivi's research and development efforts continue on several fronts directly related to its technology, including its expansion into the angiogenesis and vascularization market, as well as new technologies and products. Although we do not have any specific plans to date, we intend to pursue entering into joint ventures, license agreements or other relationships with third-parties to commercialize any new technologies and products we develop in the future. Ivivi's research and development expenditures were $544,426 and $270,894 for the fiscal years ended March 31, 2006 and 2005, respectively.

Ivivi is currently a party to a sponsored research agreement with Montefiore Medical Center pursuant to which it funds research in the fields of pulsed electro-magnetic frequencies under the supervision of Berish Strauch, M.D., of Montefiore Medical Center's Department of Plastic Surgery, that commenced on October 17, 2004 and expires on December 31, 2009, subject to renewal in one-year increments by mutual agreement. Ivivi also funded the research in the field of neurosurgery under the supervision of Diana Casper, Ph.D., of Montefiore Medical Center's Department of Neurosurgery pursuant to a sponsored research agreement with Montefiore Medical Center that commenced on September 24, 2004 and expired on September 24, 2005. Although this sponsored research agreement expired, Dr. Casper continued to conduct research in this field pursuant to a month-to-month arrangement with Montefiore Medical Center during the fourth quarter of 2005, for which Ivivi paid $23,000. Ivivi's sponsored research agreements provided for total payments to be made to Montefiore Medical Center of $524,435, payable at various times from September 2004 through April 2005. Montefiore Medical Center has been paid in full.

Under Ivivi's sponsored research agreement, Montefiore Medical Center is required to use its reasonable efforts to complete the applicable research project that is directed and controlled by the principal investigator, subject to informal consultation with our technical representative, Arthur A. Pilla, Ph.D. Under the agreement, Montefiore Medical Center is required to promptly disclose any discovery or invention made by it, the principal investigator or any other personnel in the performance of the research project, and title to any and all of such discoveries or inventions and all other intellectual property rights developed that relate to any of our products will be our sole and exclusive property. Ivivi also has the first option to obtain a worldwide royalty bearing license to all other inventions not owned by us that are conceived or made during the performance of the research project. Although Montefiore Medical Center and its employees have sole ownership of any copyrighted or copyrightable works (including reports and publications) that are created by them in the performance of the research project, Ivivi has an irrevocable royalty-free, nontransferable, non-exclusive right to copy and distribute research reports furnished to us under the agreement and to prepare, copy and distribute derivative works based on these research reports. Further, subject to certain limited exceptions, each of Montefiore Medical Center, the principal investigator and us are required to keep all confidential information of the other party in strict confidence for a period of five years after the end of the term of the agreement.

In January 2006, Ivivi entered into a Master Clinical Trial Agreement with Cleveland Clinic Florida, a not-for-profit multispecialty medical group practice, to set forth the basic terms and conditions with respect to studies to be conducted by Cleveland Clinic Florida thereunder from time to time during the term of the agreement, which is from January 9, 2006 to January 9, 2009. Ivivi expects to pay an aggregate of approximately $220,000 to Cleveland Clinic Florida for its services during the term of the agreement. Ivivi also expects to pay additional fees, costs and expenses in the aggregate amount of approximately $125,000 to third parties for lab work to be handled by such third parties during the term of the agreement. The IRB approved a double-blind randomized placebo-controlled clinical trial in patients who are not candidates for angioplasty or cardiac bypass surgery, which has begun at the Cleveland Clinic Florida. The study is looking at the use of our PEMF technology on patients with ischemic cardiomyopathy the primary endpoint of which will be the improvement in regional myocardial perfusion and function and the secondary endpoint of which will be improvement in patient angina and exercise tolerance.


Competition

         ADM's chemical business is highly competitive and substantially all of
it's competitors  possess  greater  experience,   financial resources,
operating history and marketing capabilities than does ADM. Although the Company does not believe that there are one or more dominant competitors in such industry, there can be no assurance that ADM will be able to effectively compete with any or all of its competitors on the basis of price, service or otherwise. Competitors may be better able to withstand a change in conditions within the chemical products industry and throughout the economy as a whole. In addition, current and anticipated future consolidation among our competitors and customers may cause ADM to lose market share as well as put downward pressure on pricing. Furthermore, there is a trend in
the  chemical  industry  toward   relocation  of  manufacturing   facilities to
lower-cost regions such as Asia. Such relocation may permit some of the Company's competitors to lower their costs and improve their competitive position. If ADM does not compete successfully, its business, operating margins, financial condition, cash flows and profitability could be adversely affected.

         ADM's results of operations depend, in part, on its ability to expand its chemical product offerings. ADM is committed to remaining a competitive producer and believes that its portfolio of new or re-engineered products is strong. However, ADM may not be able to continue to develop new products, re-engineer our existing products successfully or bring them to market in a timely manner. While ADM believes that the products, pricing and services it offers customers are competitive, it may not be able to continue to attract and retain customers to which to sell its chemical products.

         The manufacture, distribution and sale of medical devices and equipment designed to relieve swelling and pain or to treat chronic wounds is highly competitive and substantially many of Ivivi's competitors possess greater experience, financial resources, operating history and marketing
capabilities than  the  Company.  For  example,   Diapulse   Corporation  of
America,   Inc. manufactures  and markets devices that are deemed by the FDA to be substantially equivalent to SofPulse, Regenesis Biomedical, Inc., manufactures and markets a device that is similar to Ivivi's first generation SofPulse device, and KCI Concepts, Inc., manufactures and markets negative pressure wound therapy devices in the wound care market. A number of other manufacturers, both domestic and foreign, and distributors market shortwave diathermy devices that produce deep tissue heat and that may be used for the treatment of certain of the medical conditions in which the SofPulse is also indicated. In addition, SofPulse may be deemed to be competitive with pain relief drugs as well as pain relief medical devices. Ivivi also faces competition from companies that have developed other forms of treatment, such as hyperbaric oxygen chambers, thermal therapies and hydrotherapy. Other companies with substantially larger expertise and resources than Ivivi's may develop or market new products that directly compete with SofPulse or other products or technologies developed by the Company. In addition, other forms of treatment that compete with the Company's technologies and products may achieve more rapid acceptance in the medical community.

         In addition, several other companies manufacture medical devices based on the principle of electrotherapeutic technologies for applications in bone healing and spinal fusion, and may adapt their technologies or products to compete directly with Ivivi. Ivivi is also aware of other companies that manufacture and market devices in the same target markets as it does. Certain of these companies have significant product sales and have greater financial, technical, personnel and other resources than Ivivi.
Also, universities and research organizations may actively engage in research and development to develop technologies or products that will compete with the Company's technologies and products. Barriers to entry in Ivivi's industry include (i) a large investment in research and development;
(ii) numerous costly and time-consuming regulatory hurdles to overcome before any products can be marketed and sold; (iii) high costs for marketing and for building an effective distribution network; and (iv) the ability to obtain financing during the entire start up period.

         The medical products market is characterized by rapidly changing technology that may result in product obsolescence or short product life cycles. Ivivi's ability to compete will be dependent on it's ability to continually enhance and improve its products and to develop successfully or acquire and market new products. There can be no assurance that Ivivi will be able to compete successfully, that competitors will not develop technologies or products that render it's medical device products obsolete or less marketable or that Ivivi will be able to enhance successfully its existing products or develop or acquire new products. Furthermore, there can be no assurance that other technologies or products that are functionally similar to those of Ivivi are not currently under development.

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

Reimbursement

        Ivivi's products are rented principally to nursing homes and extended care facilities that receive payment coverage for products and services they utilize from various public and private third-party payors, including the Medicare program and private insurance plans. As a result, the demand and payment for our products are dependent, in part, on the reimbursement policies of these payors. The manner in which reimbursement is sought and obtained for any of our products varies based upon the type of payor involved and the setting to which the product is furnished and in which it is utilized by patients.

Ivivi cannot determine the effect of changes in the healthcare system or method of reimbursement for its products or any other products that may be produced by us in the United States. For example, from 1991 to 1997, products utilizing our technology were marketed primarily for use in nursing homes for the Medicare reimbursable treatment of chronic wounds through a rental program. Due to changes in reimbursement made by CMS, in 1997, which prohibited Medicare coverage of the use of the technology used in our products in the treatment of non-healing wounds, the nursing home revenue diminished significantly by 2001 and Ivivi pursued alternative markets and applications for use of its technology. In December 2003, CMS reversed its policy and issued an NCD providing for Medicare reimbursement for electromagnetic therapies for non-healing wounds, which became effective in July 2004. In response to this significant regulatory change, Ivivi re-entered the wound care market.

CMS has not yet cleared reimbursement for the home health use of the technology used in our products. Accordingly, in December 2005, Ivivi retained a consulting company specializing in CMS reimbursement and coverage matters to assist it in arranging and preparing for a meeting with CMS to request such clearance. In May 2006, with the assistance of this consulting company, Ivivi held a meeting with CMS and made a presentation in support of reimbursement for the home health use of the technology used in our products, and we currently await feedback from CMS. Even if Ivivi were to obtain clearance from CMS for reimbursement for home health use of the technology used in our products, the regulatory environment could again be changed to bar CMS coverage for treatment of chronic wounds utilizing the technology used in our products, whether for home health use or otherwise, which could limit the amount of coverage patients or providers are entitled to receive.

Ivivi believes that government and private efforts to contain or reduce health care costs are likely to continue. These trends may lead third-party payors to deny or limit reimbursement for our products, which could negatively impact the pricing and profitability of, or demand for, our products.


         Medicare

         Medicare is a federally funded program that provides health coverage primarily to the elderly and disabled. Medicare is composed of four parts: Part A, Part B, Part C and Part D. Medicare Part A (hospital insurance) covers, among other things, inpatient hospital care, home health care and skilled nursing facility services. Medicare Part B (supplementary medical insurance) covers various services, including those services provided on an outpatient basis. Medicare Part B also covers medically necessary durable medical equipment and medical supplies. Medicare Part C, also known as "Medicare Advantage," offers beneficiaries a choice of various types of health care plans, including several managed care options. Medicare Part D is the new Voluntary Prescription Drug Benefit Program, which becomes effective in 2006. The Medicare program has established guidelines for the coverage and reimbursement of certain equipment, supplies and support services. In general, in order to be reimbursed by Medicare, a health care item or service furnished to a Medicare beneficiary must be reasonable and necessary for the diagnosis or treatment of an illness or injury or to improve the functioning of a malformed body part and not otherwise excluded by statute. In October 2004, CMS issued a quarterly update that allows skilled nursing facilities, or SNFs, and providers of healthcare in the home to use the electromagnetic therapy code in the Healthcare Common Procedure Code System, the standardized coding system developed by CMS to ensure that Medicare reimbursement claims are processed in an orderly and consistent manner for consolidated billing enforcement. Although CMS has provided for reimbursement for the use of electromagnetic therapy by SNFs, CMS has not yet provided for reimbursement for the use of electromagnetic therapy by providers of healthcare in the home. However, Ivivi is pursuing obtaining clearance for use of electromagnetic therapy by providers of healthcare in the home, but it may not be able to obtain such clearance.

         The methodology for determining the amount of Medicare reimbursement of Ivivi's products varies based upon, among other things, the setting in which a Medicare beneficiary receives health care items and services.

         Hospital Setting

         Since the establishment of the prospective payment system in 1983, acute care hospitals are generally reimbursed for certain patients by Medicare for inpatient operating costs based upon prospectively determined rates. Under the prospective payment system, or PPS, acute care hospitals receive a predetermined payment rate based upon the Diagnosis-Related Group, or DRG, which is assigned to each Medicare beneficiary's stay, regardless of the actual cost of the services provided. Certain additional or "outlier" payments may be made to a hospital for cases involving unusually high costs or lengths of stay. Accordingly, acute care hospitals generally do not receive direct Medicare reimbursement under PPS for the distinct costs incurred in purchasing or renting Ivivi's products. Rather, reimbursement for these costs is included within the DRG-based payments made to hospitals for the treatment of Medicare-eligible inpatients who utilize the products. Long-term care and rehabilitation hospitals also are now paid under a PPS rate that does not directly account for all actual services rendered. Since PPS payments are based on predetermined rates, and may be less than a hospital's actual costs in furnishing care, hospitals have incentives to lower their inpatient operating costs by utilizing equipment and supplies, such as our medical device products, that will reduce the length of inpatient stays, decrease labor or otherwise lower their costs. In addition, the amount that the hospital receives under PPS could limit the amount that the Company could charge a hospital for the use of its products.

         Certain specialty hospitals also use the Company's medical device products. Such specialty hospitals are exempt from the PPS and, subject to certain cost ceilings, are reimbursed by Medicare on a reasonable cost basis
for inpatient   operating   and  capital   costs   incurred  in  treating
Medicare beneficiaries.   Consequently,  such  hospitals  may  have  additional
Medicare reimbursement for reasonable costs incurred in purchasing or renting the Company's products. There has been little experience with PPS for long-term care and rehabilitation hospitals. A final rule for rehabilitation hospital PPS became effective on January 1, 2002. A final ruling was published in August 2002 implementing PPS for long-term care hospitals with a phased-in transition period, effective October 1, 2002. Ivivi cannot predict the impact of the rehabilitation hospital PPS or the long-term care hospital PPS on the health care industry or on Ivivi's financial position or results of operations.

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

Employees

         As of July 5, 2006, the Company had an aggregate of 19 employees, 11 of which are employed directly by the Company and 8 of which are employed by Ivivi. As of such date, the Company had four salaried employees in executive or managerial positions.

Recent Developments


Initial Public Offering of Ivivi

         On February 11, 2005, the Company issued a press release pursuant to which the Company announced the filing of a registration statement on Form SB-2 by Ivivi related to the proposed initial public offering of Ivivi's common stock. Reference is made to the Company's Current Report on Form 8-K dated February 11, 2005. On June 19, 2006, Ivivi filed an update to the above referenced registration statement. Upon the effectiveness of the registration statement and the consummation of a public offering of Ivivi common stock, ADM will no longer own a majority of the outstanding common stock of Ivivi, and, if so, then Ivivi's operations will no longer be reported on a consolidated basis.

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

         Like other manufacturers, the Company is subject to a broad range of Federal, state and local laws and requirements, including those governing discharges in the air and water, the handling and disposal of solid and hazardous substances and wastes, the remediation of contamination associated with the release of hazardous substances, work place safety and equal employment opportunities. The Company has made expenditures to comply with such laws and requirements. The Company believes, based on information currently available to management, that it is in compliance with applicable environmental and other legal requirements and that the Company will not require material capital expenditures to maintain compliance with such requirements in the foreseeable future. Governmental authorities have the power to enforce compliance with such laws and regulations, and violators may be subject to penalties, injunctions or both. Third parties may also have the right to enforce compliance with such laws and regulations. As ADM develops new formulations for its chemical products, those products may become subject to additional review and approval requirements governing the sale and use of its products. Although the Company's manufacturing processes do not currently result in the generation of hazardous wastes, this may not always be the case and material costs or liabilities may be incurred by the Company in the future as a result of the manufacturing operations. It is also possible that other developments, such as additional or increasingly strict requirements of laws and regulations of these types, or enforcement policies thereunder, could significantly increase the Company's costs of operations.

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

If customers are unable to receive reimbursement from third-parties, including reimbursement from Medicare, our growth and revenues will be adversely affected in markets where our customers rely on insurance coverage for payment.

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

As a result, we, as well as ADM Tronics, the exclusive manufacturer of our Ivivi device, are required to comply with QSR requirements and if they fail to comply with these requirements, we will need to find another company to manufacture our SofPulse devices which could delay the shipment of our product to our customers. In addition, the Company's manufacturing facility:

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

                          Risks Related to Our Company

We have a history of significant and continued operating losses and a substantial accumulated earnings deficit and we may continue to incur significant losses.

	We have incurred substantial net losses of approximately $7.2 million and $3.4 million for the fiscal years ended March 31, 2006 and 2005, respectively. At March 31, 2006, we had an stockholders' deficiency of approximately $6.2 million and an accumulated deficit of $16.6 million. We expect to incur additional operating losses, as well as negative cash flow from operations, for the foreseeable future. As a result of our continued losses and the debt incurred by us in connection with our financings, our independent auditors have included an explanatory paragraph in our financial statements for the fiscal years ended March 31, 2006 and 2005, expressing doubt as to our ability to continue as a going concern. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. The inclusion of a going concern explanatory paragraph in the report of our independent auditors could make it more difficult for us to secure additional financing or enter into strategic relationships with distributors on terms acceptable to us, if at all, and may materially and adversely affect the terms of any financing that we may obtain.

Our existing indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns.

	Our outstanding notes issued in our financings aggregated approximately $8.0 million principal amount as of March 31, 2006 (not including trade payables and other account payables). In addition, we may incur additional indebtedness in the future. Accordingly, we are subject to the risks associated with significant indebtedness, including:

o we must dedicate a portion of our cash flows from operations to pay principal and interest and, as a result, we may have less funds available for operations and other purposes;

o it may be more difficult and expensive to obtain additional funds through financings, if available at all;

o we are more vulnerable to economic downturns and fluctuations in interest rates, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; and

o if we default under any of our existing debt instruments, including paying the outstanding principal when due, and if our creditors demand payment of a portion or all of our indebtedness, we may not have sufficient funds to make such payments.

	The occurrence of any of these events could materially adversely affect our results of operations and financial condition and adversely affect our stock price.

	The agreements governing the terms of our notes contain numerous affirmative and negative covenants that limit the discretion of our management with respect to certain business matters and place restrictions on us, including obligations on our part to preserve and maintain our assets and restrictions on our ability to incur or guarantee debt, to merge with or sell our assets to another company, and to make significant capital expenditures without the consent of the noteholders. Our ability to comply with these and other provisions of such agreements may be affected by changes in economic or business conditions or other events beyond our control.

We have restated our financial statements in the past to reflect various corrections. No assurances can be given that similar restatements will not be required in the future.

	We restated our financial statements in the past to reflect various corrections of certain errors. The impact of the restatement of such financial statements is included in our financial statements as of and for the years ended March 31, 2006 and 2005. While we believe we have put processes in place to begin to remedy areas in our internal controls, no assurances can be given that we will not be faced with situations which may require us to restate our financial statements again. Any such restatements could adversely effect the credibility of our reported financial results and the price of our common stock.

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

         Ivivi also has research facilities located at 3120 De La Cruz Boulevard, Santa Clara, California. On July 23, 2004, one of the Company's subsidiaries entered into a lease for this space with a monthly rent of $400. The term of the lease ends on July 31, 2007.

         Ivivi also maintains additional executive offices in Los Angeles, California. One of the Company's subsidiaries rents this office space on a month-to-month basis with a monthly rent of approximately $2,000.

         The Company believes that its existing facilities are suitable as office, storage and laboratory space, and are adequate to meet its current needs. The Company further believes that such properties are adequately covered by insurance.

         The Company does not own any real property for use in its operations or otherwise.

Item 3.  Legal Proceedings

On May 25, 2005, we also filed a complaint against Regenesis Biomedical, Inc., Virginia Rybski, Vice President of Sales and Marketing of Regenesis, Terrence Kennedy, Regional Sales Manager for the South Eastern Territories of Regenesis, Mary Ritz, President of Regenesis, and Frank George, Chief Science and Technology Officer of Regenesis, in the Superior Court of New Jersey - Law Division - Bergen County, Docket 3724-05, alleging breach of contract, tortious interference and conversion. We are seeking money damages and an injunction against future sales of the competing product. On July 5, 2005, the defendants filed a motion to dismiss for lack of personal jurisdiction or for failure to state a claim upon which relief can be granted. The Court denied the defendants' motion and permitted a period of discovery to determine jurisdiction as to defendants, Terrence Kennedy, Mary C. Ritz and Frank R. George.

On August 17, 2005, we filed a complaint against Conva-Aids, Inc. t/a New York Home Health Care Equipment, or NYHHC, in the Superior Court of New Jersey, Law Division, Docket No. BER-L-5792-05, alleging breach of contract with respect to a distributor agreement that we and NYHHC entered into on or about August 1, 2004, pursuant to which: (i) we appointed NYHHC as exclusive distributor of our products in a defined market place for so long as NYHHC secured a minimum number of placements of our products and (ii) NYHHC agreed to pay us $2,500 per month for each product shipped to NYHHC. By letter, dated August 9, 2005, we terminated the agreement due to NYHHC's failure to make the payments required under the agreement and failure to achieve the minimum number of placements required under the agreement. We are seeking various forms of relief, including: (i) money damages, including amounts due under unpaid invoices in an aggregate amount of $236,560, (ii) an accounting and (iii) the return of our products. The defendants filed a motion to dismiss alleging lack of jurisdiction and failure to state a claim with regard to Harry Ruddy. We opposed the defendant's motion to dismiss. On November 18, 2005, the Court denied the defendant's motion to dismiss, without prejudice, based upon lack of jurisdiction, which has not been completely decided. The Court permitted a period of discovery to determine the jurisdiction issue, which discovery is substantially complete. The defendants filed another motion to dismiss based upon a claim of lack of jurisdiction, which was heard and denied by the Court on June 9, 2006.

Other than the foregoing, we are not a party to, and none of our property is the subject of, any pending legal proceedings other than routine litigation that is incidental to our business. To our knowledge, no governmental authority is contemplating any such proceedings.



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

Quarter Ended          High Bid          Low Bid

Fiscal 2005
June 30, 2004            0.40              0.29
September 30, 2004       0.41              0.23
December 31, 2004        0.47              0.20
March 31, 2005           0.49              0.35

Fiscal 2006
June 30, 2005            0.29              0.28
September 30, 2005       0.33              0.32
December 31, 2005        0.25              0.25
March 31, 2006           0.27              0.27

Holders of Record

         As of March 31, 2006, 53,882,037 shares of the Company's common stock were issued and outstanding. On March 31, 2006 there were 1,381 shareholders of record.

Dividends

         The Company has never paid any cash dividends on its common stock and has no intention of paying cash dividends in the foreseeable future. The Company intends to retain all earnings, if any, for use in the operation and expansion of its business.

Equity Compensation Plan

         As of July 5, 2006,  ADM did not have any  compensation  plans
(including  individual   compensation   arrangements)  under  which  its equity
securities were authorized for issuance. Ivivi has a stock option plan pursuant to which up to 2,437,500 shares of common stock of Ivivi, 1,584,347 shares of which have been granted as of July 5, 2006, at exercise prices ranging from $.06 to $7.00 per share.


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

         The Company is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. The Company's operations are conducted through ADM and its three subsidiaries, Ivivi Technologies, Inc., Pegasus Laboratories, Inc. and Sonotron Medical Systems, Inc.


Results of Operations for the Fiscal Years Ended March 31, 2006 and March 31,
2005

	Our Ivivi subsidiary has filed a registration statement for an initial public offering of its stock in order to raise the funds necessary to fully implement its plan to market its products. The table at the end of this section summarizes our results of operations as if Ivivi had been separately stated. Our medical segment includes our Sonotron subsidiary as well as Ivivi.

Revenues

	Revenues were $1,724,269 for the year ended March 31, 2006 as compared to $1,286,074 for the year ended March 31, 2005, an increase of $438,195, or 34%. Revenues from our chemical activities decreased by $14,873 and revenues from our medical technology activities (primarily from our Ivivi Subsidiary) increased by $453,068. During 2006, a significant customer of our chemical products ceased operations and curtailed purchases. Such customer accounted for approximately $39,000 of the Company's revenues for 2006, and approximately $261,000 for 2005. The increase in revenues from the Company's medical technology activities was primarily due to increased marketing of Ivivi's products. Revenues from our Ivivi subsidiary were $786,512 in 2006 and $328,996 in 2005.

Operating Loss

	Our operating loss for 2006 was $4,981,806 compared to an operating loss for 2005 of $2,468,760, an increase of $2,513,046. Selling, general and administrative expenses increased by $2,515,583, primarily due to the significant increase in personnel, marketing, and overhead costs from our Ivivi subsidiary to support Ivivi's expanded activities related to the distribution and marketing of its products and share based compensation of $705,900 for 2006 compared to $284,278 for 2005. Research and development expense was $544,426 for 2006 for Ivivi's laboratory studies for its technology at Montefiore Medical Center and Cleveland Clinic started in January 2006, compared with an expense of $270,894 in 2005. The Cleveland Clinic study is expected to be completed by December 2006 at an estimated expense of $300,000.

Interest and Financing Costs

	Net interest and financing costs increased $1,593,273, from $305,702 in the 2005 period to $1,898,975 in 2006, due to interest expense and accrued penalties and amortization of discount on the convertible notes issued in our private placements partially offset by interest earned from amounts invested in money market funds. During 2006 we recorded an expense of $290,349 due to the increase in the fair value of warrants and registration rights liabilities, compared to an expense of $581,749 in 2005.

Net Loss

Net loss was $7,171,130, or $0.13 per share, for the 2006 period as compared to $3,356,211, or $0.06 per share, for the 2005 period, an increase of 3,814,919, or $0.07 per share.

Ivivi Operations

	The following table summarizes our results of operations for 2006 as if Ivivi had been separately stated:

                               Ivivi         Others      Total

Revenues                  $   786,512    $   937,757   $ 1,724,269
Costs and expenses:
Cost of sales                 216,984        476,014       692,998
Research and development      544,426           -          544,426
Selling, general
and administrative          4,706,950        761,701     5,468,651

Operating income (loss)   $(4,681,848)   $  (299,958)  $(4,981,806)

Liquidity and Capital Resources

	We have had significant operating losses for the fiscal years ended March 31, 2006 and 2005. As of March 31, 2006, we had an accumulated deficit of approximately $16.6 million. Our continuing operating losses have been funded principally from the proceeds of our private placement financings in which we have received gross proceeds of approximately $8.1 million and net proceeds of approximately $7.4 million. We expect to incur additional operating losses, as well as negative cash flow from operations, for the foreseeable future, as we continue to expand our marketing efforts with respect to our products and to continue our research and development of additional applications for our technology and other technologies that we may develop in the future.

	We have had net losses of $7,171,130 and $3,356,211 for the years ended March 31, 2006 and 2005, respectively, and had a stockholders' deficiency of $6,199,807 at March 31, 2006. These factors raise substantial doubt about our ability to continue as a going concern. The significant increase in the net loss for the year ended March 31, 2006 is the result of our expanded activities. In anticipation of expanding our operations, we raised $8,087,500 in private placements, and at March 31, 2006, we had cash and cash equivalents of $982,670 and working capital of $333,726. Our net loss for the year ended March 31, 2006 has been principally funded from the net proceeds received from the private placement offering of the 6% unsecured notes payable described in
Note 6 of the financial statements for the years ended March 31, 2006 and 2005. Our continuation as a going concern is dependent on our ability to increase revenues, in receiving additional financing from outside sources, including a public offering of Ivivi's common stock and a return to profitable operations. We have developed additional commercially viable product offerings for both the wound market and the cosmetic surgery markets and we are actively pursuing exclusive arrangements with strategic partners, having leading positions in our target markets in order to establish revenue relationships and nationwide, and in some cases worldwide, marketing and distributions channels for our products.

Operating Activities:

	Net cash flows used by operating activities was $3,719,371 for 2006 as compared to net cash used by operating activities of $2,059,121 for 2005. The use of cash in 2006 was primarily due to a net loss of $7,171,130 related mostly to the Company's medical technologies activities, and an increase in accounts receivable of $276,984 offset by decreases in other current assets of $272,365 and increases in accounts payable and accrued expenses of $751,564. The net loss was partially offset by an aggregate of non cash charges of $2,646,926 for share based compensation costs, depreciation and amortization bad debt expense, amortization of loan costs and discount on the convertible notes issued in the private placements, equity based penalties and the change in fair value of warrant and registration rights liabilities.

	The use of cash in 2005 was primarily due to a net loss of $3,356,211 related mostly to the Company's medical technologies activities, and increases in accounts receivable of $27,851, inventory of $48,649 and other current assets of $286,303, offset by an increase in accounts payable of $261,630. The net loss was partially offset by an aggregate of non cash charges of $1,238,765 for share based compensation costs, depreciation and amortization, bad debt expense, amortization of loan costs and discount on the convertible notes issued in the private placements and the change in fair value of warrant and registration rights liabilities.

Investing Activities:

	Cash used in investing activities was of $22,320 for 2006 as compared to $96,206 for 2005 related to the purchase of equipment.

Financing Activities:

	On December 1, 2004 and February 11, 2005, we completed private placement financings (collectively, the "Placements") to "accredited investors" only, consisting of an aggregate of $6,087,500 principal amount of unsecured convertible notes bearing interest at an annual rate of 6%. The notes are due at various times from July 2009 through February 2010, unless converted earlier, and will convert automatically upon the consummation of a public offering into 1,191,830 shares of Ivivi common stock, subject to adjustment, plus up to an additional 60,003 shares of Ivivi common stock for the payment of interest on the notes through April 30, 2006 and 5,959 shares for each month thereafter until the date that a registration statement filed with the Securities and Exchange Commission is declared effective, assuming each holder elects to have his interest paid in shares of Ivivi common stock. Interest on the notes is payable quarterly in cash or shares of Ivivi common stock, at the direction of the holder. The Placements are also convertible into shares of ADM common stock at $0.29 per share. In addition, commencing March 1, 2005 with respect to the investors holding the notes issued in the private placement that was completed in December 2004, and June 30, 2005 with respect to the investors holding the notes issued in the private placement that was completed in February 2005, the investors have the additional right to receive interest payments in shares of ADM common stock in lieu of cash or shares of Ivivi common stock. In connection with the issuance of the notes, we also issued to the investors warrants to purchase an aggregate of 1,191,830 shares of Ivivi common stock at $3.51 per share, as well as warrants to purchase an aggregate of 20,991,379 shares of the common stock of ADM at $.41 per share. The warrants to purchase shares of ADM common stock automatically expire upon the consummation of a public offering of Ivivi common stock. Under the terms of the notes sold in the private placement that was completed in December 2004 and February 2005, the number of shares of Ivivi common stock issuable upon conversion of the notes and exercise of the warrants will increase by 2% for each 30-day period, or portion thereof, after March 1, 2005 and June 30, 2005, respectively, that the registration statement in connection to the public offering of Ivivi common stock is not declared effective.

	On November 10, 2005, Ivivi completed a private placement of securities to two institutional accredited investors (the "Private Placement"). In connection with the Private Placement, Ivivi realized aggregate gross proceeds of $1,250,000 from the sale of unsecured convertible promissory notes (the "Notes") and warrants (the "Warrants") to purchase shares of Ivivi common stock.The Notes are due and payable in November 2010, unless earlier converted. The Notes bear interest at a rate of 8% per annum, payable in cash, increasing by 1% every 365 days from the date of issuance to a maximum of 12% per annum. The principal and accrued and unpaid interest on the Notes will be automatically converted into shares of Ivivi common stock upon consummation of an initial public offering (an "IPO") at 85% of the initial public offering price of the common stock (the "IPO Price"); provided, however, that each holder of a Note may elect to convert all or any portion of the outstanding principal amount of the Note into shares of Ivivi common stock at $4.31 per share at any time from and after the earlier to occur of (i) the first anniversary of the date of the Note and (ii) a withdrawal of Ivivi's registration statement.

	The holder of each Warrant is entitled to purchase shares of Ivivi common stock at an initial exercise price per share equal to (i) if an IPO has occurred prior to the exercise of the Warrant 100% of the IPO Price or (ii) if an IPO has not occurred prior to the exercise of the Warrant, $4.31 per share, subject to adjustment. The aggregate number of shares of Ivivi common stock issuable upon exercise of the Warrants shall equal either (i) if the Note has been converted as of the date of exercise of the Warrant, the number of shares of Ivivi common stock into which the Note was converted or (ii) if the Note has not been converted as of the date of exercise of the Warrant, such number of shares of Ivivi common stock into which the Note is then convertible.

	Ivivi has entered into registration rights agreements with the investors that participated in the Private Placement, under which the investors received demand and piggy-back registration rights for the common stock underlying the securities sold in the Private Placement.

	Each investor in the Private Placement is affiliated with an individual who has agreed to serve as a director of Ivivi upon effectiveness of Ivivi's proposed initial public offering of its common stock.

	In March 2006, Ivivi completed a private placement of securities to two institutional accredited investors (the "March Private Placement"). In connection with the March Private Placement, Ivivi realized aggregate gross proceeds of $750,000 from the sale of unsecured convertible promissory notes (the "2006 Notes") and warrants (the "2006 Warrants") to purchase shares of common stock of Ivivi.

	The 2006 Notes are due and payable in March 2011, unless earlier converted. The 2006 Notes bear interest at a rate of 8% per annum, payable in cash, increasing by 1% every 365 days from the date of issuance to a maximum of 12% per annum. The principal and accrued and unpaid interest on the 2006 Notes will be automatically converted into shares of Ivivi common upon consummation of an initial public offering of Ivivi (an "IPO") at 85% of the initial public offering price of the common stock (the "IPO Price"); provided, however, that each holder of a 2006 Note may elect to convert all or any portion of the outstanding principal amount of the Note into shares of Ivivi common stock at $4.31 per share at any time from and after the earlier to occur of (i) the first anniversary of the date of the Note and (ii) a withdrawal of the registration statement.

	On June 16, 2006, Ivivi entered into a $250,000 unsecured subordinated loan with Ajax Capital LLC. This loan bears interest at an annual rate of 8% and is due upon the earlier to occur of (i) December 31, 2006, (ii) the consummation of an offering of Ivivi securities, whether in a private or public offering, in which Ivivi raises gross proceeds of at least $5,000,000 and (iii) receipt by Ivivi from a strategic partner of a lump sum cash payment of at least $5,000,000. If the principal amount, together with all accrued and unpaid interest, is not paid on or before the maturity date, the interest rate will increase by 1% every year after the maturity date to a maximum of 13% per annum until all amounts due and payable under the note are paid in full.

	As of July 5, 2006, ADM and Ivivi were in compliance with the financial covenants contained in the notes. These covenants will terminate upon conversion of the notes.

	The Company is seeking sources of additional financing from several sources. The Company does not have any material sources of liquidity or unused sources of liquid assets.











Item 7.       Financial Statements


                  ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                                 MARCH 31, 2006

                                    I N D E X

                                                                  Page No.

FINANCIAL STATEMENTS:

     Report of Independent Registered Public Accounting Firm        F-1

     Consolidated Balance Sheet as of March 31, 2006 and 2005       F-2

     Consolidated Statements of Operations
        For the Years Ended March 31, 2006 and 2005                 F-3

     Consolidated Statements of Changes in
        Stockholders' Equity (Deficiency)
           For the Years Ended March 31, 2006 and 2005              F-3

     Consolidated Statements of Cash Flows
        For the Years Ended March 31, 2006 and 2005                 F-4

     Notes to Consolidated Financial Statements                     F-5
















            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
ADM Tronics Unlimited, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of ADM Tronics Unlimited, Inc. and subsidiaries as of March 31, 2006 and 2005, and the related statements of operations, changes in stockholders' equity (deficiency), and cash flows for the years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ADM Tronics Unlimited, Inc. and subsidiaries as of March 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the company has had recurring losses and has accumulated deficits and stockholders' deficiencies at March 31, 2006 and 2005. Those conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in note 2 to the consolidated financial statements, certain errors resulting in understatement of previously recorded deferred compensation and additional paid-in capital as of March 31, 2005, were discovered by management of the company during the current year. Accordingly, the 2005 consolidated financial statements have been restated to correct these errors.

/s/ Raich Ende Malter & Co. LLP

Raich Ende Malter & Co. LLP
East Meadow, New York
June 27, 2006
                                       F-1
                  ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             MARCH 31, 2006 AND 2005
                                                            March 31, 2005
                                           March 31, 2006    (Restated)
                                           --------------   --------------
ASSETS

Current assets:
 Cash and cash equivalents                      $    982,670     $  3,011,631
 Accounts receivable, net of allowance for
  doubtful accounts of $20,015 and $72,593,
  respectively                                       295,163          102,691
Inventories                                          273,594          372,717
Prepaid expenses and other current assets             13,452          278,502
                                                   ---------       ----------

Total current assets                               1,564,879        3,765,541

Property and equipment, net of accumulated
 depreciation of $254,162 and $271,188,
 respectively                                         49,599           40,550

Equipment in use and under rental
 agreements, net of accumulated
 depreciation of $883,850 and $832,059,
  respectively                                          -              51,791

Inventory - long term portion                        327,342          287,582
Loan receivable and accrued interest, officer         91,458           89,982
Other assets                                          97,712          104,928
Deferred loan costs, net                             785,016          823,564
Deferred offering costs                              323,657          133,125
                                                  ----------     ------------

Total assets                                    $  3,239,663     $  5,297,063
                                                ============     ============

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
 Accounts payable                                   $419,557         $172,978
 Accrued expenses and other current liabilities      519,089          225,252
 Accrued interest                                    319,823          101,359
                                                  ----------        ---------

Total current liabilities	                     1,258,469          499,589

Convertible debentures payable, net of
 unamortized debt discount of $2,434,281
 and $2,628,219, respectively                      5,653,219        3,459,281
Warrant and registration rights
 liabilities                                       2,527,782        1,449,326
                                                  ----------       ----------
Total liabilities                                  9,439,470        5,408,196
                                                  ----------       ----------

Stockholders' deficiency:
 Preferred stock, $.01 par value; 5,000,000
  shares authorized, -0- shares issued and
   outstanding                                          -                 -
 Common stock, $.0005 par value; 150,000,000
  shares	authorized, 53,882,037 shares issued
  and outstanding                                     26,941            26,941
 Additional paid-in capital                       10,342,480        10,003,561
 Deferred compensation                                  -             (743,537)
 Accumulated deficit                             (16,569,228)       (9,398,098)
                                                  ----------        ----------
Total stockholders' deficiency                    (6,199,807)         (111,133)
                                                   ---------          --------
Total liabilities and stockholders' deficiency  $  3,239,663       $ 5,297,063
                                                 ===========       ===========

  See accompanying notes to consolidated financial statements.


                                      F-2


                  ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                              For the Years Ended
                                                   March 31,
                                                              2005
                                            2006           (Restated)
                                          ---------         ---------

Revenues                                $1,724,269         $1,286,074
                                         ---------          ---------

Costs and expenses:
  Cost of sales                            692,998            530,872
  Research and development                 544,426            270,894
  Selling, general and administrative    5,468,651          2,953,068
                                         ---------          ---------

Total operating expenses                 6,706,075          3,754,834
                                         ---------          ---------

Operating loss                          (4,981,806)        (2,468,760)

Interest and finance costs, net         (1,898,975)          (305,702)
Change in fair value of warrant and
 registration rights liabilities          (290,349)          (581,749)
                                         ---------          ---------

Net (loss)                             $(7,171,130)       $(3,356,211)
                                         =========          =========

Net loss per share, basic and diluted       $(0.13)            $(0.06)

Weighted average shares outstanding     53,882,037         52,548,704

          See accompanying notes to consolidated financial statements.



		ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                 FOR THE YEARS ENDED MARCH 31, 2006 AND 2005


                                                       Additional
		              Common Stock       Paid-in      Deferred      Accumulated
		           Shares      Amount    Capital      Compensation  Deficit	        Total
                          ------     -------    -------      ------------  -------        -----
Balance, March 31, 2004   51,882,037  $25,941   $6,861,574  $(69,600)     $(6,041,887)   $776,028

Valuation of warrants
 issued to underwriter
 for services                                       67,253                                 67,253
Beneficial conversion
 feature                                         1,940,694                              1,940,694
Contributed services                                62,109                                 62,109
Issuance of warrants                               844,241  (844,241)                        -
Issuance of warrants
 for placement services                            208,690                                208,690
Issuance of common stock   2,000,000    1,000       19,000                                 20,000
Amortization of deferred
 compensation                                                170,304                      170,304

Net loss                                                                   (3,356,211) (3,356,211)
                          ----------   ------   ---------   --------       ----------  ----------

Balance, March 31, 2005   53,882,037   26,941   10,003,561  (743,537)      (9,398,098)   (111,133)

Reclassify deferred
 compensation                                     (743,537)  743,537                         -
Beneficial conversion
 feature                                           133,776                                133,776
Share based compensation                           705,900                                705,900
Warrants issued with debt                          242,780                                242,780

Net loss                                                                   (7,171,130) (7,171,130)
                          ----------  -------  -----------   -------       ----------   ---------

Balance, March 31, 2006   53,882,037  $26,941  $10,342,480   $   -       $(16,569,228)$(6,199,807)
                          ==========  =======  ==========    =======      ===========  ==========



                                         F-3

                  ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        For the Years Ended
                                                             March 31,
                                                      2006             2005
                                                                    (Restated)
                                                     --------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           $(7,171,130)    $(3,356,211)
Adjustments to reconcile net loss to net
 cash used by operating activities:
    Depreciation and amortization                       72,278         143,796
    Contributed services                                  -             62,109
    Stock based compensation                           705,900         284,378
    Amortization of loan costs and discount            705,780         266,936
    Equity based penalty expense                       788,107            -
    Bad debts                                           84,512          43,593
    Change in fair value of warrant and
     registration rights liabilities                   290,349         581,749
    Other                                                 -             19,148
Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                               (276,984)        (27,851)
    Inventory                                           59,363         (48,649)
    Other current assets                               272,365        (286,303)
    Deposits and other assets                           (1,475)         (3,446)
  Increase (decrease) in:
    Accounts payable and accrued expenses              751,564         261,630
                                                       -------         -------

Net cash used by operating activities               (3,719,371)     (2,059,121)
                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                    (22,320)        (96,206)
                                                       --------        --------

Net cash used by investing activities                  (22,320)        (96,206)
                                                       --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net of
 costs deducted                                      1,895,792       5,345,002
Payment of note payable                                   -           (135,000)
Deferred offering costs                               (183,062)       (133,125)
                                                      ---------       ---------

Net cash  provided by financing activities           1,712,730       5,076,877
                                                     ---------       ---------

Net (decrease) increase in cash and
 cash equivalents                                   (2,028,961)      2,921,550

Cash and cash equivalents, beginning of year         3,011,631          90,081
                                                     ---------          ------
Cash and cash equivalents, end of year                $982,670      $3,011,631
                                                      ========      ==========

Supplemental disclosures of cash flow information:
Cash paid for:
  Interest                                            $170,164         $70,890
  Income taxes                                            -               -
Non-cash financing and investing activities:
During the year ended March 31, 2006 the Company:
 Issued warrants valued at $242,780 in connection
  with convertible debt.
 Recorded a beneficial conversion feature related to convertible debt in the amount of $133,776, presented as a debt discount.
During the year ended March 31, 2005 the Company:
  Issued convertible debt with detachable warrants
   valued at $867,577.
  Recorded a beneficial conversion feature related to convertible debt in the amount of $1,940,694, presented as a debt discount.

          See accompanying notes to consolidated financial statements.


                                      F-4

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

1. ORGANIZATIONAL MATTERS
				ORGANIZATION

	ADM Tronics Unlimited, Inc. ("we", "us", "the company" or "ADM"), was incorporated under the laws of the state of Delaware on November 24, 1969. We are authorized under our Certificate of Incorporation to issue 150,000,000 common shares, with $.0005 par value, and 5,000,000 preferred shares with $.01 par value.
				NATURE OF BUSINESS

	We are a manufacturer and engineering concern whose principal lines of business are the production and sale of chemical products and manufacturing, selling and leasing of medical devices. Our chemical product line is
principally comprised of water-based   chemical  products  used  in  the  food
packaging and converting industries. These products are sold to customers located in the United States, Australia, and Europe. Medical equipment is manufactured in accordance with customer specification on a contract basis. Our medical device product line consists principally of proprietary devices used in the treatment of joint pain, postoperative edema, and tinnitus. These devices are FDA cleared medical devices known as "SofPulse" units. These products are sold or rented to customers located principally in the United States.
				IVIVI OPERATIONS

	Our majority owned subsidiary, Ivivi Technologies, Inc., has filed a Registration Statement with the Securities and Exchange Commission for the public offering of a portion of its common stock. Upon the effectiveness of the registration statement and the consummation of a public offering of Ivivi common stock, ADM will no longer own a majority of the outstanding common stock of Ivivi, and, if so, then Ivivi's operations will no longer be reported on a consolidated basis. For the years ended March 31, 2006 and 2005, Ivivi's revenues included in these consolidated financial statements were $786,512 and $328,996, respectively, and Ivivi's operating loss was $4,681,848 and $2,390,173.
				GOING CONCERN

	We have had net losses of $7,171,130 and $3,356,211 for the years ended March 31, 2006 and 2005, respectively, negative cash flow from operating activities of $3,719,371 and $2,059,121 for the years ended March 31, 2006 and 2005, respectively, and a stockholders' deficiency of $6,199,807 and $111,133 at March 31, 2006 and 2005 respectively. These factors raise substantial doubt about our ability to continue as a going concern.

	The continuation of the company as a going concern is dependent on our ability to increase revenues, receive additional financing from outside sources, including a public offering of the common stock of a subsidiary, Ivivi Technologies, Inc.("Ivivi") and a return to profitable operations. Management is continuing to secure ongoing revenue relationships for our products, including those with several strategic partners who will assist us in marketing and distribution of our products. On June 16, 2006, we received additional financing in the form of an unsecured loan in the amount of $250,000 from Ajax Capital LLC (see Note 13, Subsequent Events). We have developed additional commercially viable product offerings for both the wound market and the cosmetic surgery markets, and we are currently seeking strategic partnerships that would provide upfront payments, in return for possible geographic and/or market exclusivity, as well as certain guaranteed annual minimum revenue.

	If we are not able to raise the necessary funding, we may be forced to curtail our operations and this may have a material adverse impact on our future financial position and results of operations.

                                      F-5




2. SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION-- The consolidated financial statements include the accounts of ADM Tronics Unlimited, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES-- These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include expected economic life and value of our SofPulse devices, deferred tax assets, option and warrant expenses related to compensation to employees and directors, consultants and investment banks, the value of warrants issued in conjunction with convertible debt, allowance for doubtful accounts, and warranty reserves. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS-- For certain of our financial instruments, including accounts receivable, inventories, accounts payable and accrued expenses and advances payable-affiliates, the carrying amounts approximate fair value due to their relatively short maturities.

	Our convertible debt and loan receivable have interest rates that approximate market and therefore the carrying amounts approximate their fair values. The warrant and registration rights liabilities, as well as deferred loan costs, are discussed in note 6.

CASH AND EQUIVALENTS-- Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses to date as a result of this policy.

REVENUE RECOGNITION-

Chemical Products:

Sales revenues are recognized when products are shipped to end users. Shipments to distributors are recognized as sales where no right of return exists.

Medical Devices:

	We recognize revenue primarily from the rental and to a lesser extent from the sale of our medical devices.

	Rental revenue is recognized as earned on either a monthly or pay-per-use basis in accordance with individual customer agreements. In most cases, we allow the rental end user to evaluate our equipment on a 30-day trial basis, during which time we provide any demonstration or education necessary for the use of our equipment. Rental revenue recognition commences after the end of the trial period. All of our rentals are terminable by either party at any time. When we use a third party to bill insurance companies, we still recognize revenue as our products are used. When certain of our distributors bill end users, we recognize rental revenue when we are paid by the distributor.

	Sales are recognized when our products are shipped to end users including medical facilities and distributors. Our products are principally shipped on a "freight collect" basis. Shipping and handling charges and costs are immaterial. We have no post shipment obligations and sales returns have been immaterial.

	We provide an allowance for doubtful accounts determined primarily through specific identification and evaluation of significant past due accounts, supplemented by an estimate applied to the remaining balance of past due accounts.

INVENTORY AND EQUIPMENT HELD FOR RENTAL-

	Chemical product inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory that is expected to be sold within one operating cycle (1 year) is classified as a current asset. Inventory that is not expected to be sold within 1 year, based on historical trends, is classified as Inventory - long term.

	Our medical device inventories consist principally of Sofpulse Units ("Units"), FDA cleared devices, and are included in the balance sheet under three categories:

o Inventory - current portion for finished units expected to be sold within one year.

The current portion of inventory at March 31 consists of the following:

                         2006         2005
Raw Materials          $129,444     $124,393
Finished Goods          144,150      248,324
                       $273,594	$372,717


o Inventory - long term portion, for finished units of $232,053 held for sale and raw materials of $75,289 used to refurbish and build units. Units held for sale are stated at the lower of cost (first-in, first-out method) or market.

o Equipment held for rental, on a specific identification basis, for SofPulse Units leased to third parties, Units used internally and Units loaned out for marketing and testing. These Units are depreciated over seven years commencing on the date placed in service. At March 31, 2006, units held for rental were fully depreciated.


PROPERTY & EQUIPMENT - We record our equipment at historical cost. We expense maintenance and repairs as incurred. Depreciation is provided for by the straight-line method over five to seven years, the estimated useful lives of the property and equipment.

LONG-LIVED ASSETS - We follow SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets", which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the years ended March 31, 2006 and 2005, no impairment loss was recognized.

ADVERTISING COSTS - Advertising costs are expensed as incurred and amounted to approximately $333,000 and $138,000 for the years ended March 31, 2006 and 2005, respectively. Costs incurred in connection with the sponsorship of a PBS promotional medical television program were capitalized until the completion and initial airing of the program, at which time they were expensed in full. Capitalized costs were $101,500 at March 31, 2005, and these costs were charged to expense during the year ended March 31, 2006.

RESEARCH AND DEVELOPMENT COSTS - Research and development costs consist of expenditures for the research and development of patents and technology, which are not capitalizable. Our research and development costs consist mainly of payments for third party research and development arrangements.

DEFERRED LOAN COSTS - Deferred loan costs are being amortized on a straight-line basis over a five year period through the maturity date of the related convertible notes (see Note 6). There is no material difference between the straight-line basis of amortization of debt costs and the effective interest method.

SHARE BASED COMPENSATION - Our share based compensation results primarily from the use of Ivivi common stock and common stock options.

	SFAS No. 123, "Accounting for Share-Based Compensation," establishes and encourages the use of the fair value based method of accounting for share-based compensation arrangements under which compensation cost is determined using the fair value of share-based compensation determined as of the date of the grant or the date at which the performance of the services is completed and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for share-based compensation to employees. We have elected to use the intrinsic value based method for grants to our employees and directors and have disclosed the pro forma effect of using the fair value based method to account for our share-based compensation to employees.

	We also follow the provisions of FASB Interpretation No. 44 (as amended), Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25 (FIN 44), which provides guidance for certain stock compensation issues, such as changes in grantee status that occur after July 1, 2000.

	We use the fair value method for equity instruments granted to non-employees and use the Black Scholes option value model for measuring the fair value of warrants and options. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the periods in which the related services are rendered.

	In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". SFAS 123(R) provides investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) are required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123(R) is applicable for us effective the first interim period of our first fiscal year beginning on or after December 15, 2005. We will transition to the new standards under the "modified prospective method," which means that the fair value of any stock options which vest after the effective date would be expensed and recorded to the statement of operations. Companies must use fair value reported on a pro forma basis in the notes to the financial statements previously filed. We have evaluated the impact of the adoption of SFAS 123(R), and believe that the impact will be significant to our overall results of operations and financial position.

	In November 2005, the FASB issued Staff Position No. FAS 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards." FAS 123(R)-3 provides that companies may elect to use a specified alternative method to calculate the historical pool of excess tax benefits available to absorb tax deficiencies recognized upon adoption of SFAS No. 123 (R). The option to use the alternative method is available regardless of whether SFAS No. 123 (R) was adopted using the modified prospective or modified retrospective application transition method, and whether it is has the ability to calculate its pool of excess tax benefits in accordance with the guidance in paragraph 81 of SFAS No. 123 (R). This method only applies to awards that are fully vested and outstanding upon adoption of SFAS No. 123 (R). FAS 123(R)-3 became effective after November 10, 2005. The adoption of FAS 123(R)-3did not have a material impact on our financial position or results of operations.

	Pro forma information regarding the effects on operations of employee and director common share purchase options as required by SFAS No. 123 and SFAS No. 148 has been determined as if we had accounted for those options under the fair value method. Pro forma information is computed using the Black Scholes method at the date of grant of the options based on the following assumption ranges for Ivivi: (1) risk free interest rate of 3.62%; to 4.6% (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 60% to 67%; and (4) an expected life of the options of 2.5 to 5 years. The foregoing option valuation model requires input of highly subjective assumptions. Because common share purchase options granted to employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value of estimates, the existing model does not in the opinion of our management necessarily provide a reliable single measure of the fair value of common share purchase options we have granted to our employees and directors.

	Pro forma information relating to employee and director common share purchase options is as follows:

                                               FOR THE YEAR     FOR THE YEAR
                                                   ENDED           ENDED
                                               MARCH 31, 2006   MARCH 31, 2005


Net loss as reported .........................  $(7,171,130)    $(3,356,211)
Stock-based compensation expense included in
   reported net loss .........................       11,424          11,424
Stock compensation calculated under fair value
   method ....................................      (46,511)        (21,043)

Pro forma net loss ...........................  $(7,206,217)    $(3,365,830)

Basic and diluted loss per share as
   reported ..................................  $     (0.13)    $     (0.06)

Pro forma basic and diluted loss per share ... $      (0.13)    $     (0.06)



INCOME TAXES - We report the results of our operations as part of a consolidated tax return with our subsidiaries. We have entered into a tax sharing arrangement where each of the members compensates each other to the extent that their respective taxes are affected as a result of this arrangement. Deferred income taxes result primarily from temporary differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the difference between the financial statement bases and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded to reduce a deferred tax asset to that portion that is expected to more likely than not be realized.

NET LOSS PER SHARE - We use SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

	Per share basic and diluted net loss amounted to $0.13 for the year ended March 31, 2006 and $0.06 for the year ended March 31, 2005. For each of the years ended March 31, 2006 and 2005, 50,182,341 potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

CONVERTIBLE DEBT - In accordance with EITF 00-27, a portion of the proceeds of our convertible debt has been allocated to the warrants issued with the debt based on their fair value. This allocation has resulted in a discount on the debt and the discount is being amortized over the term of the notes to their maturity date. When the fair value of the underlying common stock is greater than the effective conversion price, we record a beneficial conversion feature, which is also amortized over the term of the notes to their maturity date.

	In conjunction with the issuance of the convertible debt, we have issued warrants that have registration rights for the underlying shares. As the contracts must be settled by the delivery of registered shares and the shares were not registered by the balance sheet date, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet. We have included the change in fair value from the date of issuance to March 31, 2006 in other income (expense), in accordance with EITF 00-19. The fair value of the warrant liability was $433,630 at March 31, 2006 and $1,449,326 at March 31, 2005. Upon the registration statement being declared effective, the fair value of the warrants on that date will be reclassified as equity.

	In June 2005, the EITF issued EITF 05-2, "The Meaning of Conventional Convertible Debt Instrument in Issue No. 00-19." EITF 05-2 retained the definition of a conventional convertible debt instrument as set forth in EITF 00-19, and which is used in determining certain exemptions to the accounting treatments prescribed under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." EITF 05-2 also clarified that certain contingencies related to the exercise of a conversion option would not be outside the definition of "conventional" and determined that convertible preferred stock with a mandatory redemption date would also qualify for similar exemptions if the economic characteristics of the preferred stock are more akin to debt than equity. EITF 05-2 is effective for new instruments entered into and instruments modified in periods beginning after June 29, 2005. We adopted the provisions of EITF 05-2 on July 1, 2005, which did not have a material effect on our financial position or results of operations.

	In September 2005, the FASB ratified the EITF's Issue No. 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues" (EITF 05-7"), which addresses whether a modification to a conversion option that changes its fair value effects the recognition of interest expense for the associated debt instrument after the modification, and whether a borrower should recognize a beneficial conversion feature, not a debt extinguishment, if a debt modification increases the intrinsic value of the debt (for example, the modification reduces the conversion price of the debt). The statement is effective for accounting modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05-7 did not have a material impact on our financial position or results of operations.

	In September 2005, the FASB ratified the EITF's Issue No. 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature" ("EITF 05-8"), which discusses whether the issuance of convertible debt with a beneficial conversion feature results in a basis difference arising from the intrinsic value of the beneficial conversion feature on the commitment date (which is recorded in the stockholder's equity for book purposes, but as a liability for income tax purposes) and, if so, whether that basis difference is a temporary difference under FASB Statement No. 109, "Accounting for Income Taxes." The statement will be effective for financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. The adoption of EITF 05-8 did not have a material impact on our financial position or results of operations.

RECLASSIFICATIONS - Certain reclassifications have been made to the consolidated financial statements for the prior period in order to have them conform to the current period's classifications. These reclassifications have no effect on previously reported net income.

RESTATEMENT - The March 31, 2005 financial statements have been restated to reflect additional expense of $222,488 resulting from contributed services of $62,109, accrued financing expense of $26,821, and the revaluation of equity based compensation of $133,558. As a result of these corrections, net loss for the year ended March 31, 2005 has increased by $222,488, to $3,356,211 from $3,133,723, and loss per share remained unchanged at $0.06 per share

	Changes to the balance sheet at March 31, 2005 resulting from these corrections are as follows:
                                           As reported in Form 10-KSB/A
                                           (Amendment No. 2)     Restated

         Accrued interest and penalties       $    74,538        $   101,359
         Additional paid-in capital           $ 9,391,972        $10,003,561
         Deferred compensation                $  (327,615)       $  (743,537)
         Accumulated deficit                  $(9,175,610)       $(9,398,098)


                       NEW ACCOUNTING PRONOUNCEMENTS

	In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." SFAS No. 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period costs. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS No. 151 is not expected to have a material effect on our financial position, results of operations, or cash flows.

	In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"). SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle. It also requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. The statement will be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect that the adoption of SFAS No. 154 will have a material effect on our financial position or results of operations.

3. PROPERTY AND EQUIPMENT

Our property and equipment as of March 31, 2006 is as follows:

                                               2006     2005

   Computer equipment....................   $ 19,691  $ 12,986
   Leasehold improvements................      3,401     3,401
   Machinery and equipment...............    280,669   295,351

      Total property and equipment.......    303,761   311,738

   Accumulated depreciation and
    amortization                             254,162   271,188

   Property and equipment, net              $ 49,599  $ 40,550


Depreciation and amortization expense related to property and equipment amounted to $13,271 and $7,722 during the years ended March 31, 2006 and 2005, respectively.

4. EQUIPMENT IN USE AND UNDER RENTAL AGREEMENTS

	Equipment in use and under rental agreements consists of the following at March 31, 2006:

                                               2006     2005
SofPulse units...........................   $883,850   $883,850
Accumulated depreciation.................    883,850    832,059

   Equipment in use and under
      rental agreements, net..........      $     --   $ 51,791


	Depreciation expense related to equipment in use and under rental agreements amounted to $51,791 and $131,470 during the years ended March 31, 2006 and 2005, respectively.

5. INCOME TAXES

	Net operating losses for tax purposes of approximately $11,567,000 at March 31, 2006 are available for carryover. The net operating losses will expire from 2010 through 2026. We have provided a 100% valuation allowance for the deferred tax benefit resulting from the net operating loss carryover due to our limited operating history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended March 31, 2006 and 2005 follows:

Significant components of deferred tax assets and liabilities are as follows:

                                         MARCH 31,     MARCH 31,
                                         2006          2005
Deferred tax assets (liabilities):
Bad debts..................................   $     8,000   $    29,000
Net operating loss carryforwards...........   $ 4,627,000   $ 2,729,000

Deferred tax assets, net...................     4,635,000     2,758,000
Valuation allowance........................    (4,635,000)   (2,758,000)

Net deferred tax assets....................   $        --   $        --

                                                MARCH 31,     MARCH 31,
                                                   2006          2005

Statutory federal income tax rate..........        (34)%         (34)%
State income taxes, net of federal taxes...         (6)%          (6)%
Non-deductible items.......................         12%            11%
Valuation allowance........................         28%            29%

Effective income tax rate..................          0%             0%


6. PRIVATE PLACEMENTS OF CONVERTIBLE DEBT

	On December 1, 2004 and February 11, 2005, we completed private placement financings (collectively, the "Placements") to "accredited investors" only, consisting of an aggregate of $6,087,500 principal amount of unsecured convertible notes bearing interest at an annual rate of 6%. The notes are due at various times from July 2009 through February 2010, unless converted earlier, and will convert automatically upon the consummation of a public offering into 1,191,830 shares of Ivivi common stock, subject to adjustment, plus up to an additional 60,003 shares of Ivivi common stock for the payment of interest on the notes through April 30, 2006 and 5,959 shares for each month thereafter until the date that a registration statement filed with the Securities and Exchange Commission is declared effective, assuming each holder elects to have his interest paid in shares of Ivivi common stock. Interest on the notes is payable quarterly in cash or shares of Ivivi common stock, at the direction of the holder. The Placements are also convertible into shares of ADM common stock at $0.29 per share. In addition, commencing March 1, 2005 with respect to the investors holding the notes issued in the private placement that was completed in December 2004, and June 30, 2005 with respect to the investors holding the notes issued in the private placement that was completed in February 2005, the investors have the additional right to receive interest payments in shares of ADM common stock in lieu of cash or shares of Ivivi common stock. In connection with the issuance of the notes, we also issued to the investors warrants to purchase an aggregate of 1,191,830 shares of Ivivi common stock at $3.51 per share, as well as warrants to purchase an aggregate of 20,991,379 shares of the common stock of ADM at $.41 per share. The warrants to purchase shares of ADM common stock automatically expire upon the consummation of a public offering of Ivivi common stock. Under the terms of the notes sold in the private placement that was completed in December 2004 and February 2005, the number of shares of Ivivi common stock issuable upon conversion of the notes and exercise of the warrants will increase by 2% for each 30-day period, or portion thereof, after March 1, 2005 and June 30, 2005, respectively, that the registration statement in connection to the public offering of Ivivi common stock is not declared effective. In accordance with EITF 00-27, a portion of the proceeds were allocated to the warrants based on their fair value, which totaled $867,577 using the Black Scholes option pricing model based on the following assumptions: (1) risk free interest rate of 1.5%;
(2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 64%; and (4) an expected life of 6 months. The remaining balance was allocated to the convertible debt instruments and was used to compute the beneficial conversion feature. We attributed a beneficial conversion feature of $1,940,694 to the convertible debt instruments based upon the difference between the effective conversion price of the instruments and the closing price of our shares on the date of issuance. Accordingly, the notes payable were discounted by a total of $2,808,271. The discount is being amortized over the term of the notes to their maturity date. During the years ended March 31, 2006 and 2005, amortization as interest expense amounted to $560,115 and $180,052, respectively. Since the fair value of the underlying common stock was less than the effective conversion price, there was no beneficial conversion feature.

	In conjunction with the issuance of the convertible debt, we have issued warrants that have registration rights for the underlying shares. As the contracts must be settled by the delivery of registered shares and the shares were not registered by the balance sheet date, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet. We have included the change in fair value from the date of issuance to March 31, 2006 in other income (expense), in accordance with EITF 00-19. The fair value of the warrant liability was $433,630 at March 31, 2006 and $1,449,326 at March 31, 2005. Upon the registration statement being declared effective, the fair value of the warrants on that date will be reclassified as equity.

	Ivivi has filed a Registration Statement with the Securities and Exchange Commission for the public offering of a portion of their common stock.

	Because Ivivi does not have an effective registration statement, we have incurred the penalties described above. As a result, as of March 31, 2006, we are obligated to issue an additional 281,094 shares of Ivivi common stock and 281,094 additional Ivivi warrants. Included in interest and finance costs, we have recorded an expense of $788,107 during the year ended March 31, 2006 related to this penalty, based on the fair value of the Ivivi shares and warrants as incurred. Additionally, during the year ended March 31, 2006, we have recorded an additional expense of $1,306,045 due to the increase in value of the Ivivi shares and warrants at March 31, 2006.

	On November 10, 2005, Ivivi completed a private placement of securities to two institutional accredited investors (the "Private Placement"). In connection with the Private Placement, Ivivi realized aggregate gross proceeds of $1,250,000 from the sale of unsecured convertible promissory notes (the "Notes") and warrants (the "Warrants") to purchase shares of Ivivi common stock.

	The Notes are due and payable in November 2010, unless earlier converted. The Notes bear interest at a rate of 8% per annum, payable in cash, increasing by 1% every 365 days from the date of issuance to a maximum of 12% per annum. The principal and accrued and unpaid interest on the Notes will be automatically converted into shares of Ivivi common stock upon consummation of an initial public offering (an "IPO") at 85% of the initial public offering price of the common stock (the "IPO Price"); provided, however, that each holder of a Note may elect to convert all or any portion of the outstanding principal amount of the Note into shares of Ivivi common stock at $4.31 per share at any time from and after the earlier to occur of (i) the first anniversary of the date of the Note and (ii) a withdrawal of Ivivi's registration statement.

	The holder of each Warrant is entitled to purchase shares of Ivivi common stock at an initial exercise price per share equal to (i) if an IPO has occurred prior to the exercise of the Warrant 100% of the IPO Price or (ii) if an IPO has not occurred prior to the exercise of the Warrant, $4.31 per share, subject to adjustment. The aggregate number of shares of Ivivi common stock issuable upon exercise of the Warrants shall equal either (i) if the Note has been converted as of the date of exercise of the Warrant, the number of shares of Ivivi common stock into which the Note was converted or (ii) if the Note has not been converted as of the date of exercise of the Warrant, such number of shares of Ivivi common stock into which the Note is then convertible. In accordance with EITF 00-27, a portion of the proceeds was allocated to the warrant based on its relative fair value, which totaled $64,886 using the Black-Scholes option pricing model. The remaining balance was allocated to the convertible notes. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 67%, (3) risk-free interest rate of 3.62%,(4) expected life of 5 years and (5) estimated fair value of Ivivi common stock was $0.83 per share. The debt discount is being amortized over the term of the notes. During the year ended March 31, 2006, amortization as interest expense amounted to $5,084. Since the fair value of the underlying common stock was less than the effective conversion price, there was no beneficial conversion feature.

	Ivivi has entered into registration rights agreements with the investors that participated in the Private Placement, under which the investors received demand and piggy-back registration rights for the common stock underlying the securities sold in the Private Placement.

	Each investor in the Private Placement is affiliated with an individual who has agreed to serve as a director of Ivivi upon effectiveness of Ivivi's proposed initial public offering of its common stock.

	In March 2006, Ivivi completed a private placement of securities to two institutional accredited investors (the "March Private Placement"). In connection with the March Private Placement, Ivivi realized aggregate gross proceeds of $750,000 from the sale of unsecured convertible promissory notes (the "2006 Notes") and warrants (the "2006 Warrants") to purchase shares of common stock of Ivivi.

	The 2006 Notes are due and payable in March 2011, unless earlier converted. The 2006 Notes bear interest at a rate of 8% per annum, payable in cash, increasing by 1% every 365 days from the date of issuance to a maximum of 12% per annum. The principal and accrued and unpaid interest on the 2006 Notes will be automatically converted into shares of Ivivi common upon consummation of an initial public offering of Ivivi (an "IPO") at 85% of the initial public offering price of the common stock (the "IPO Price"); provided, however, that each holder of a 2006 Note may elect to convert all or any portion of the outstanding principal amount of the Note into shares of Ivivi common stock at $4.31 per share at any time from and after the earlier to occur of (i) the first anniversary of the date of the Note and (ii) a withdrawal of the registration statement.

	The holder of each 2006 Warrant is entitled to purchase shares of Ivivi common stock at an initial exercise price per share equal to (i) if an IPO has occurred prior to the exercise of the 2006 Warrant 100% of the IPO Price or
(ii) if an IPO has not occurred prior to the exercise of the 2006 Warrant, $4.31 per share, subject to adjustment. The aggregate number of shares of Ivivi common stock issuable upon exercise of the 2006 Warrants shall equal either (i) if the 2006 Note has been converted as of the date of exercise of the 2006 Warrant, the number of shares of Ivivi common stock into which the Note was converted or (ii) if the 2006 Note has not been converted as of the date of exercise of the Warrant, such number of shares of Ivivi common stock into which the Note is then convertible. In accordance with EITF 00-27, a portion of the proceeds was allocated to the warrant based on its relative fair value, which totaled $177,894 using the Black-Scholes option pricing model. The remaining balance was allocated to the convertible notes. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 60%, (3) risk-free interest rate of 4.6%,(4) expected life of 2.5 years and (5) estimated fair value of our common stock was $5.60 per share. The debt discount is being amortized over the term of the notes. During the year ended March 31, 2006, amortization as interest expense amounted to $2,663. We attributed a beneficial conversion feature of $133,776 to the 2006 Notes based upon the difference between the effective conversion price of those shares and the fair value of Ivivi common shares on the date of issuance. Since the debt is considered to be conventional convertible debt, we have not bifurcated the embedded conversion feature as a separate derivative instrument.

	We entered into registration rights agreements with the investors that participated in the Private Placement, under which the investors received demand and piggy-back registration rights for the common stock underlying the securities sold in the Private Placement.

	These securities were issued in a private placement of securities exempt from registration under the Act, pursuant to Section 4(2) of the Act.

	On the effective date of the registration statement of which these financial statements form a part, Ivivi will effect a 1.625 to 1 stock split of all shares outstanding at that time. All Ivivi share and per share data give retroactive effect to the stock split.


7. STOCKHOLDERS' EQUITY TRANSACTIONS

	During the year ended March 31, 2006, Ivivi issued in the aggregate 227,500 common share purchase options to consultants. The fair value of the options is being expensed over the vesting period. In accordance with EITF 96-18, the fair value of the vesting options will be recomputed at each reporting period and any increase will be charged to expense.

	During the year ended March 31, 2006, Ivivi issued in the aggregate 87,750 common share purchase options to employees.

	During the year ended March 31, 2005, Ivivi issued 260,000 warrants to purchase shares of Ivivi common stock to consultants with an exercise price of $5.63 per share. The warrants are also exercisable into 4,564,997 shares of ADM common stock. The warrants to purchase shares of ADM common stock automatically expire upon the consummation of a public offering of Ivivi common stock. The fair market of the ADM warrants was $294,761 using the Black Scholes method at the date of grant of the options based on the following assumptions ranges: (1) risk free interest rate of 1.8%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 64%; and (4) an expected life of the options of .5 years. The value of the warrants is being amortized over a five year vesting period.

	In connection with the February 2005 private placement described in
Note 6, the underwriter was issued 184,426 Ivivi warrants. Of these warrants, 92,214 have an exercise price of $3.51 per share and 92,214 have an exercise price of $5.11 per share. The warrants expire in five years. The warrants are also exercisable into 3,247,804 shares of ADM common stock, 1,623,902 at an exercise price of $0.41 per share and 1,623,902 at an exercise price of $0.29 per share. The warrants to purchase shares of ADM common stock automatically expire upon the consummation of a public offering of Ivivi common stock. The fair market of the ADM warrants was $208,690 using the Black Scholes method at the date of grant of the options based on the following assumptions ranges: (1) risk free interest rate of 1.8%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 64%; and (4) an expected life of the options of .5 years. The fair value of the warrants has been classified as debt issue costs and is being amortized over the life of the related notes.
	During the year ended March 31, 2005, the underwriter for the private placement was issued 142,899 Ivivi warrants for financial services performed. The warrants are also exercisable into 386,782 shares of ADM common stock at an exercise price of $0.27 per share. The warrants to purchase shares of ADM common stock automatically expire upon the consummation of a public offering of Ivivi common stock. The fair market of the ADM warrants was $67,253 using the Black Scholes method at the date of grant of the options based on the following assumptions ranges: (1) risk free interest rate of 1.8%; (2) dividend yield of 0%; (3) volatility factor of the expected market price of our common stock of 64%; and (4) an expected life of the options of .5 years. The fair value of the warrants has been charged to operations during the year ended March 31, 2005. During the year ended March 31, 2005, Ivivi issued in the aggregate 108,387 common share purchase options to consultants. The options were issued with exercise prices ranging from $1.23 to $6.15. Of these awards, 20% vested immediately and the balance vests equally over the next five years of service. The fair value of the options is being expensed over the vesting period. In accordance with EITF 96-18, the fair value of the vesting options will be recomputed at each reporting period and any increase will be charged to expense.

	During the year ended March 31, 2004, Ivivi issued an aggregate of 958,750 shares of common stock for consulting services. Of these shares, 112,125 vested immediately and the balance vests equally over the next five years of service. During April 2004, certain of the grantees became employees of Ivivi. The value of the unvested shares was remeasured using the intrinsic value method at the date of change. The balance of the shares held by consultants is being accounted for in accordance with EITF 96-18, and the fair value of the vesting options will be recomputed at each reporting period. We have recorded the expense related to these shares based on the fair value of the stock issued, either as determined by a third party valuation or estimated based on the anticipated IPO price.

	During the year ended March 31, 2004, Ivivi issued in the aggregate 736,125 common share purchase options to consultants. The options were issued with exercise prices ranging from $0.06 to $0.31. Of these awards, 20% vested immediately and the balance vests equally over the next five years of service. During April 2004, certain of the grantees became employees of Ivivi. The value of the options was remeasured at that time, and an additional $11,424 of expense has been recorded during the years ended March 31, 2006 and 2005 related to the intrinsic value resulting from the remeasurment. The balance of the options held by consultants is being accounted for in accordance with EITF 96-18, and the fair value of the vesting options will be recomputed at each reporting period.

8. OPTIONS AND WARRANTS OUTSTANDING

	ADM has an aggregate of 29,190,962 common stock purchase warrants outstanding as of March 31, 2006 and 2005. The warrants have a weighted average exercise price of $0.39 per share, are all exerciseable at March 31, 2006, and automatically expire upon the consummation of a public offering of Ivivi common stock.

	Ivivi has instituted a stock option plan for the issuance of 2,437,500 shares. As of March 31, 2006 and 2005, 1,544,725 and 1,220,700 of options, respectively, were awarded, with 892,775 reserved for future issuance. The weighted average fair value of options issued to employees and directors during the years ended March 31, 2006 and 2005 is $1.82 and $0.34 per share, respectively.

	The following table summarizes information on all common share purchase options and warrants issued by Ivivi for the periods ended March 31, 2006 and 2005, including common share equivalents relating to the convertible debenture share purchase warrants.

                                  MARCH 31, 2006         MARCH 31, 2005

                                           WEIGHTED               WEIGHTED
                                           AVERAGE                AVERAGE
                                           EXERCISE               EXERCISE
                               NUMBER      PRICE      NUMBER      PRICE

Outstanding at beginning
  of the year                  3,003,105     $2.68    1,115,562     $0.17
Granted during the year          737,003      7.00    1,887,543      4.13
Exercised during the year             --        --           --        --
Terminated during the year            --        --           --        --
                               ---------      ----    ---------     -----

Outstanding at end of
 the year                      3,740,107     $3.50    3,003,105     $2.68
                               =========     =====    =========     =====

Exercisable at end of
 the year                        876,627     $2.83      423,280     $0.32
                                 =======     =====      =======     =====


	The number and weighted average exercise prices of Ivivi common shares and common share equivalents issuable and stock purchase options and warrants outstanding as of March 31, 2006 is as follows:




                     REMAINING WEIGHTED AVERAGE

   RANGE OF          NUMBER       CONTRACTUAL LIFE    WEIGHTED AVERAGE
   EXERCISE PRICES  OUTSTANDING       (YEARS)         EXERCISE PRICE

   $0 to 1          1,112,963           8.2              $0.17
    1 to 3             67,763           8.3               1.58
    3 to 4          1,284,041           4.0               3.51
    4 to 6            352,214           8.4               5.48
    6 to 9            923,126           7.6               6.88
                      -------
   Total            3,740,107           6.6              $3.50
                    =========


9. COMMITMENTS AND CONTINGENCIES

The Company leases its office and manufacturing facilities under non-cancelable operating leases. The approximate future minimum annual rental under these leases at March 31, 2006 are as follows:

            Years Ending:

           	March 31, 2007                     85,000
            March 31, 2008                     85,000
            March 31, 2009                     22,000
                                               ------

                                             $192,000
                                             ========

	 Other leases are month-to-month.

	Rent expense for all facilities for the years ended March 31, 2006 and 2005 was approximately $152,000 and $127,000, respectively.

	In January 2006 Ivivi entered into a Master Clinical Trial Agreement with the Cleveland Clinic Florida to perform a clinical trial of our device for a new use. The estimated cost of the clinical trial is $300,000. The Cleveland Clinic Florida is a not-for-profit multi-specialty medical group practice.

	Effective January 1, 2004, Ivivi entered into a Consulting Agreement with the Chairman of the department of Plastic Surgery at Montefiore Medical Center pursuant to which we engaged the consultant to render consulting services to it for a term of six years with automatic one-year renewals. Pursuant to the consulting agreement, the consultant serves as Chairman of Ivivi's Medical Advisory Board and advises us on technological developments, future clinical and research applications and product development and efficacy in the pulsed magnetic frequencies field. In exchange for the consultant's consulting services, the consultant received 130,000 shares of Ivivi common stock, 16,250 of which vested immediately upon us entering into the consulting agreement with him, 17.5% of which vested on January 5, 2005 and the remaining 70% of which vest in four equal yearly installments on January 5 of each year from January 5, 2006 through January 1, 2009. In addition, Ivivi has agreed to pay the consultant an annual bonus (not to exceed $500,000) equal to the sum of 0.5% of that portion of Ivivi annual revenues in excess of $20 million and up to $80 million, 0.25% of that portion of Ivivi annual revenues in excess of $120 million. Ivivi has also agreed to pay the consultant a royalty equal to 0.05% of revenues received for practicing and/or commercializing any "new inventions" (as such term is defined in the agreement) developed by the consultant under the agreement. Bonuses and royalties payable for the fiscal years ended March 31, 2006 and 2007 are subject to a cap of 10% of our pre-tax profit (after deduction of such bonuses and royalty payments) for such fiscal years. Bonuses and royalties payable under the consulting agreement are also subject to certain adjustments for returns, allowances or setoffs, to the consultant's compliance with the non-compete provisions of our consulting agreement and certain other restrictions.

	Our medical devices are sold under agreements providing for the repair or replacement of any devices in need of repair, at our cost, for up to one year from the date of delivery, unless such need was caused by misuse or abuse of the device. Based on prior experience, at March 31, 2006 and 2005 no amounts have been accrued for potential warranty costs and such costs are expected to be nominal.

10. LEGAL PROCEEDINGS

	We are involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. Except as described below there are no pending material legal proceedings or environmental investigations to which we are a party or to which our property is subject.

	On May 25, 2005, we also filed a complaint against Regenesis Biomedical, Inc., Virginia Rybski, Vice President of Sales and Marketing of Regenesis, Terrence Kennedy, Regional Sales Manager for the South Eastern Territories of Regenesis, Mary Ritz, President of Regenesis, and Frank George, Chief Science and Technology Officer of Regenesis, in the Superior Court of New Jersey - Law Division - Bergen County, Docket 3724-05, alleging breach of contract, tortious interference and conversion. We are seeking money damages and an injunction against future sales of the competing product. On July 5, 2005, the defendants filed a motion to dismiss for lack of personal jurisdiction or for failure to state a claim upon which relief can be granted. The Court denied the defendants' motion and permitted a period of discovery to determine jurisdiction as to defendants, Terrence Kennedy, Mary C. Ritz and Frank R. George.

	On August 17, 2005, we filed a complaint against Conva-Aids, Inc. t/a New York Home Health Care Equipment ("NYHCC"), in the Superior Court of New Jersey, Law Division, Docket No. BER-L-5792-05, alleging breach of contract with respect to a distributor agreement that we and NYHCC entered into on or about August 1, 2004, pursuant to which (i) we appointed NYHHC as exclusive distributor of our products in a defined market place for so long as NYHHC secured a minimum number of placements of our products and (ii) NYHHC agreed to pay us $2,500 per month for each product shipped to NYHHC. By letter, dated August 9, 2005, we terminated the agreement due to NYHCC's failure to make the payments required under the agreement and failure to achieve the minimum number of placements required under the agreement. We are seeking various forms of relief, including (i) money damages, including amounts due under unpaid invoices in an aggregate amount of $236,560, (ii) an accounting and (iii) the return of our products. The defendants filed a motion to dismiss alleging lack of jurisdiction and failure to state a claim with regard to Harry Ruddy. We opposed the defendant's motion to dismiss. On November 18, 2005, the Court denied the defendant's motion to dismiss, without prejudice, based upon lack of jurisdiction, which has not been completely decided. The Court permitted a period of discovery to determine the jurisdiction issue, which discovery is substantially complete. The defendants filed another motion to dismiss based upon a claim of lack of jurisdiction, which was heard and denied by the Court on June 9, 2006.

	We believe that the ultimate resolution of the foregoing matters will not have a material adverse impact on our cash flows or financial condition.

11. CONCENTRATIONS

	During the year ended March 31, 2006, no one customer accounted for more than 10% of our revenue. During the year ended March 31, 2005, we sold 32% of our products to 2 customers. At March 31, 2006, two customers accounted for 27% of our accounts receivable. The loss of these major customers could have a material adverse impact on our operations and cash flow.

12. SEGMENT INFORMATION AND GEOGRAPHICAL INFORMATION

	We operate in two reportable segments, the production and sale of chemicals and the manufacture and sale or lease of medical device. The reportable segments are strategic business units that offer different products and services. They are managed separately based on differences in customer base, marketing strategies or regulatory environment. The accounting policies of the segments are the same as those described in Note 1. The Company evaluates performance on profit or loss from operations before income taxes.

Information about segment operations follows:

Year Ended March 31, 2006       Chemical           Medical        Total
Revenues                       $ 861,806       $   862,463     $1,724,269
Segment (loss)                  (220,440)       (6,950,690)    (7,171,130)
Segment assets                   685,718         2,546,629      3,232,347
Capital expenditures              15,725             6,595         22,320

Year Ended March 31, 2005       Chemical           Medical         Total
Revenues                       $ 876,679       $   409,395     $ 1,286,074
Segment income (loss)             96,537        (3,452,748)     (3,356,211)
Segment assets                   934,382         4,362,681       5,297,063
Capital expenditures              60,771	          35,435          96,206

Geographical Information:

 	Sales and rentals to unaffiliated customers, based on location of customer, is as follows:
                                   Years Ended March 31,
                                  2006               2005

   Chemical Segment:
     United States      $792,711          $797,020
     Foreign              69,095            76,659

                        $861,806          $876,679

   Medical Segment:
     United States      $759,719          $338,058
     Foreign             102,744            71,337

                        $862,463         $409,395

13. RELATED PARTY TRANSACTIONS

	At March 31, 2006 and 2005, ADM has advances to an officer of $49,188, no advances have been made since 2000. This advance bears interest at the rate of 3% per year. Interest accrued for the year ended March 31, 2006 and 2005 was $1,476 in each year and total accrued interest at March 31, 2006 and 2005 was $34,954 and $33,478, respectively.

	At March 31, 2006 and 2005, ADM has advances to an employee, the wife of the above referred officer, of $7,316, no advances have been made since 2000. This advance bears no interest.

14. SUBSEQUENT EVENTS

	On June 16, 2006, Ivivi entered into a $250,000 unsecured subordinated loan with Ajax Capital LLC. This loan bears interest at an annual rate of 8% and is due upon the earlier to occur of (i) December 31, 2006, (ii) the consummation of an offering of Ivivi securities, whether in a private or public offering, in which Ivivi raises gross proceeds of at least $5,000,000 and (iii) receipt by Ivivi from a strategic partner of a lump sum cash payment of at least $5,000,000. If the principal amount, together with all accrued and unpaid interest, is not paid on or before the maturity date, the interest rate will increase by 1% every year after the maturity date to a maximum of 13% per annum until all amounts due and payable under the note are paid in full. Steven Gluckstern, the Chairman of Ajax Capital LLC, will serve as the Ivivi Chairman of the Board upon the effectiveness of Ivivi's public offering.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         As previously reported in a Form 8-K dated August 11, 2006, on August 11, 2006, we appointed Raich Ende Malter & Co. LLP as our certifying accounts to replace Weinick Sanders Leventhal & Co., LLP, which ceased operations effective as of August 1, 2006. This engagement was approved by the Company's board of directors.

	During the Company's fiscal years ended March 31, 2005 and 2004 and the subsequent interim period through August 1, 2005, the Company had no disagreements with Weinick Sanders Leventhal & Co., LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Weinick Sanders Leventhal & Co., LLP, would have caused it to make reference to the subject matter of the disagreements in its reports for such years.

	Weinick Sanders Leventhal & Co., LLP's report on the Company's financial statements for the fiscal year ended March 31, 2005 contained a statement that the Company has suffered recurring losses from operations and has a stockholders' deficiency that raise substantial doubt about the Company's ability to continue as a going concern. Except for the statement discussed in the immediately preceding sentence, Weinick Sanders Leventhal & Co., LLP's report on the Company's financial statements for the fiscal year ended March 31, 2005 did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

	We provided Weinick Sanders Leventhal & Co., LLP with a copy of the disclosures made pursuant to the Form 8-K (which disclosures are consistent with the disclosures noted above) and Weinick Sanders Leventhal & Co., LLP furnished us with a letter addressed to the Securities and Exchange Commission stating that it agreed with the statements made by us in the Form 8-K filing, a copy of which was filed as an exhibit to an amendment to the Form 8-K.

Item 8A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

         During the fourth quarter of the Company's fiscal year ended March 31, 2006, the Company's management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) related to the recording, processing, summarization, and reporting of information in the Company's periodic reports that it files with the SEC. These disclosure controls and procedures have been designed to ensure that material information relating to the Company, including its subsidiaries, is made known to the Company's management, including these officers, by other of the Company's employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC's rules and forms. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The Company's controls and procedures can only provide reasonable, not absolute, assurance that the above objectives have been met.

         Based on that evaluation as of March 31, 2006, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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


            Name                    Age          Position

         Andre' DiMino              50        President, Chief Executive
                                               Officer, Chief Financial Officer
                                               and Director
         Vincent DiMino             80        Vice President of Production
                                               and Director
         David Saloff               53        Director


         Andre' DiMino has served as President of the Company since December 2001 and a director and chief Financial Officer of the Company since 1987. Prior thereto, Mr. DiMino served as Executive Vice President and Chief Operating Officer since 1991 and Secretary and Treasurer of the Company since 1978. Mr. DiMino also served as the Technical Director of ADM Tronics from 1982 to 1991. Mr. DiMino has also served as Chairman and Chief Financial Officer of Ivivi since January 2004 and served as President of Ivivi from 1989 to January 2004.

         Vincent DiMino has served as Vice President of Production of the Company since 1969 and as a director of the Company since August 1987. Mr. DiMino has also served as a director of Ivivi since 1989.

         David Saloff has served as a director of the Company  since 2001.
From 1999 to 2003, Mr. Saloff served as President of Lifewaves International Inc., a health and wellness start-up company. Prior thereto Mr. Saloff served as Vice President of Electropharmacology, Inc., from which the Company acquired the SofPulse technology referred to elsewhere herein. Mr. Saloff has also served as President and Chief Executive Officer and a director of Ivivi since 2004.

         The terms of office of each of the directors and officers expire upon the election of their respective successors.

         Vincent DiMino is Andre' DiMino's uncle. There is no other family relationship between any of the Company's directors or executive officers.

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

Code of Ethics

         The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of such Code of Ethics has been filed as Exhibit 14.1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

Item 10. Executive Compensation

         The following table provides certain summary information for the fiscal years ended March 31, 2006 and 2005 concerning compensation paid, or accrued, by ADM to, or on behalf of, ADM's President and Chief Executive Officer (the "Named Officer"). Other than ADM's President and Chief Executive Officer, the Company does not have any executive officers of the Company whose total annual salary and bonus exceeded $100,000 during the fiscal year ended March 31, 2006.

                           Summary Compensation Table

                                              Annual Compensation
Name and                            Fiscal                       Other Annual
Principal Position                    Year    Salary     Bonus    Compensation

Andre' Di Mino                        2006    $101,760     --           --
President, Chief Executive Officer    2005     $88,664     --           --
And Chief Financial Officer           2004     $86,600     --           --


Option Grants in Last Fiscal Year

         There were no stock options to purchase shares of ADM's common stock granted to Mr. DiMino during the fiscal year ended March 31, 2005.

Aggregated  Option  Exercises  in Last  Fiscal Year and Fiscal  Year-End  Option
Values

         Mr. DiMino did not hold any stock options to purchase shares of the Company's common stock at any time during the fiscal year ended March 31, 2005 or at March 31, 2005. Accordingly, Mr. DiMino did not exercise any stock options during the fiscal year ended March 31, 2005.

Employment   Contracts,   Terminations   of  Employment  and   Change-In-Control
Arrangements

         ADM does not have any employment contracts with any person.

Directors' Compensation

         The Company does not pay fees to its directors, nor does it reimburse its directors for expenses incurred.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The following table sets forth information regarding ownership of shares of Company's common stock, as of July 5, 2006, by (i) each person known to ADM to be the owner of 5% or more of ADM's common stock (ii) each director and director nominee of ADM, (iii) each Named Officer, and (iv) all directors and officers of ADM as a group. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of the Company's common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of any shares of Common Stock over which he or she has or shares, directly or indirectly, voting or investment power; or of which he or she has the right to acquire beneficial ownership at any time within 60 days after July 5, 2006. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" includes the power to dispose or direct the disposition of shares. Common Stock beneficially owned and percentage ownership is based on 53,882,037 shares of Common Stock outstanding as of July 5, 2005.

                                               Number of Shares
Name and Address                              Beneficially Owned     Percentage

Andre' DiMino ............................       20,856,935               38.7%
c/o ADM Tronics Unlimited, Inc.
224-S Pegasus Ave.
Northvale, NJ 07647

Vincent DiMino ...........................        6,987,928 (2)           13.0%
c/o ADM Tronics Unlimited, Inc.
224-S Pegasus Ave.
Northvale, NJ 07647

David Saloff ..............................               0                0.0%
c/o ADM Tronics Unlimited, Inc.
224-S Pegasus Ave.
Northvale, NJ 07647

Sherleigh Associates Defined ..............       6,896,552 (3)           11.3%
  Benefit Pension Plan
660 Madison Avenue, 15th floor
New York, New York  10021

Eugene Stricker ...........................       4,250,000 (4)            7.9%
c/o Fifth Avenue Venture Capital Partners
42 Barrett Road
Lawrence, NY 11559

Heiko H. Thieme ...........................       3,617,500 (5)             6.7%
1370 Ave of the Americas
New York, NY 10019

Burton Friedlander ........................       3,313,900 (6)             6.2%
104 Field point Road.
Greenwich, CT 06830

ProMed Offshore Fund II, Ltd. .............       3,275,862 (7)             5.7%
237 Park Avenue, 9th Floor
New York, NY 10021

All Executive Officers and Directors
  as a group ..............................      27,844,863 (8)            51.7%
  (three persons)

(1) Includes 9,172,696 shares of the Company's common stock directly owned by Andre DiMino; 1,700,000 shares of the Company's common stock held by the Andre' DiMino Irrevocable Trust, a Trustee and the beneficiary of which is Andre' DiMino, who may be deemed to be a beneficial owner of such shares; 1,700,000 shares of the Company's common stock held by the Maria Elena DiMino Trust, a Trustee of which is Andre' DiMino, who may be deemed to be a beneficial owner of such shares by reason of his power to vote such shares; 1,700,000 shares of the Company's common stock held by the Maurice DiMino Irrevocable Trust, a Trustee of which is Andre' DiMino, who may be deemed to be a beneficial owner of such shares by reason of his power to vote such shares; 1,004,239 shares of the Company's common stock, which are held by the Estate of Dr. Alfonso DiMino (the "DiMino Estate"), the administrator of which is Andre' DiMino who may be deemed to be a beneficial owner of such shares by reason of his power to vote such shares, and of which Andre DiMino, as a beneficiary of the DiMino Estate, is entitled to receive 167,374 shares; 1,330,000 shares of the Company's common stock, which the DiMino Estate has the power to vote pursuant to an agreement dated July 8, 1987, and with respect to which Andre' Di Mino may be deemed to be a beneficial owner by reason of his power to vote such shares in his capacity as administrator of the Di Mino Estate; and 4,250,000 shares of the Company's common stock held by Eugene Stricker, of which Andre' DiMino may be deemed to be a beneficial owner by reason of his power to vote such shares pursuant to an agreement.

(2) Includes 1,287,928 shares of the Company's common stock directly owned by Mr. Vincent DiMino, 300,000 shares of the Company's common stock owned by the spouse of Vincent DiMino, as to which Mr. DiMino disclaims beneficial ownership; 300,000 shares of the Company's common stock owned by a child of Mr. DiMino, who resides in Mr. DiMino's home, as to which Mr. DiMino disclaims beneficial ownership; and 5,100,000 shares of the Company's common stock of which 1,700,000 shares are held by each of the Andre' DiMino Irrevocable Trust, the Maria Elena DiMino Irrevocable Trust and the Maurice DiMino Irrevocable Trust, a Trustee of which is Vincent DiMino, who may be deemed to be a beneficial owner of the shares held by such trusts by reason of his power to vote such shares.

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

         From time to time, the Company has loaned funds to Andre' Di Mino at an interest rate of 3% per annum. The largest aggregate amount of indebtedness, including interest, outstanding at any time since the beginning of the Company's fiscal year ended March 31, 2003 was approximately $89,900 and the amount of principal and interest outstanding as of March 31, 2006 was approximately $84,000.

Transactions with Ivivi

         Andre' Di Mino, the Company's President and Chief Executive Officer, owns approximately 13.4% of the outstanding common stock of Ivivi, one of
ADM's majority-owned  subsidiaries,   and  serves  as  Chairman  and  Chief
Financial Officer of Ivivi. During the past two years, ADM and Ivivi have engaged in the transactions set forth below:

         Private Placements

         In December 2004 and February 2005, ADM, together with Ivivi, its majority-owned subsidiary, completed two private placements pursuant to which they issued, jointly and severally, unsecured convertible notes in an aggregate principal amount of $3,637,500 and $2,450,000, respectively. The proceeds of the private placements are being used primarily by Ivivi for the research and development and sales and marketing of the SofPulse device line of products and for the research and development of other potential products being developed by Ivivi. See "Description of Business -- Recent Developments."

         Amounts Owed to the Company.

         As of March 31, 2006, Ivivi owed approximately $2.6 million to ADM. No interest is payable on such amount. Such amount was incurred in connection with the funding of operations under the terms of the management services agreement, as well as in connection with the manufacturing of Ivivi's SofPulse device under the terms of the manufacturing agreement, since 1998. Each of such agreements are described below.

         Management Services Agreement

         ADM entered into a management services agreement, dated as of August 15, 2001, with Ivivi, SMI and Pegasus under which the Company provides such subsidiaries with management services and allocates portions of its real property facilities for use by such subsidiaries for the conduct of their respective businesses. The management services provided by the Company under the management services agreement include managerial and administrative
services, marketing  and  sales  services,   clerical  and  communication
services, the maintenance of a checking account and the writing of checks, the maintenance of accounting records and other services in the ordinary course of business. The subsidiaries pay ADM for such services on a monthly basis pursuant to an allocation determined by ADM and such subsidiaries based on a portion of its applicable costs plus any invoices it receives from third
parties  specific to each  such subsidiary.   ADM's  subsidiaries   also  use
office, manufacturing and storage space in a building located in Northvale, New Jersey, currently leased by the Company, pursuant to the terms of the management services agreement. ADM determines the portion of space allocated to each subsidiary on a monthly basis, and the subsidiaries are required to reimburse the Company for their respective portions of the lease costs, real property taxes and related costs.

         Ivivi had approximately $216,000 and $227,000 in management services provided to it by ADM pursuant to the management services agreement during the fiscal year ended March 31, 2005 and the fiscal year ended March 31, 2006, respectively.

         Manufacturing Agreement

         ADM, Ivivi and SMI are parties to a manufacturing agreement, dated as of August 15, 2001, and as amended in February, 2005. Under the terms of the agreement, the Company has agreed to serve as the exclusive manufacturer of all current and future medical and non-medical electronic and other devices or products to be sold or rented by the subsidiaries. For each product that ADM manufactures for each subsidiary, the subsidiary pays ADM an amount equal to 120% of the sum of (i) the actual, invoiced cost for raw materials, parts, components or other physical items that are used in the manufacture of the product and actually purchased for such subsidiary by the Company, if any, plus (ii) a labor charge based on the Company's standard hourly manufacturing labor rate, which the Company believes is more favorable than could be attained from unaffiliated third-parties. The Company generally purchases and provides ADM with all of the raw materials, parts and components necessary to manufacture the subsidiaries' products. Under the terms of the agreement, if the Company is unable to perform its obligations to either subsidiary under the manufacturing agreement or is otherwise in breach of any provision of the manufacturing agreement, such subsidiary has the right, without penalty, to engage third parties to manufacture some or all of its products. In addition, if a subsidiary elects to utilize a third-party manufacturer to supplement the manufacturing being completed by ADM, such subsidiary has the right to require ADM to accept delivery of its products from these third-party manufacturers, finalize the manufacture of the products to the extent necessary and ensure that the design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process have been met.
Reference  is  made  to  "Item  1.   Description  of Business--Manufacturers
and Suppliers."

         Ivivi has accrued amounts owed to the Company of approximately $4,000 and $10,000 for the Company's manufacture of its products pursuant to the manufacturing agreement during the fiscal year ended March 31, 2005 and the fiscal year ended March 31, 2006, respectively. The amounts owed to the Company by SMI for the Company's manufacture of its products pursuant to the manufacturing agreement during such periods were not material.

Item 13. Exhibits

Exhibit
No.   Description
3.1   Certificate of Incorporation and amendments thereto filed on August
      9, 1976 and May 15, 1978 is incorporated by reference to Exhibit 3(a) to the Company's Registration Statement Form 10 (File No. 0-17629) (the "Form 10").
3.2 Certificate of Amendment to Certificate of Incorporation filed December 9, 1996 is incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997.
3.3   By-Laws are incorporated by reference to Exhibit 3(b) to the Form 10.
4.1 Warrant issued to the Global Opportunity Fund Inc. is incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1998.
4.2   Warrant  issued to Heiko H. Thieme is incorporated by reference to
      Exhibit 4.2 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1999.
4.3 Form of Company Warrant issued to certain investors (one in a series of warrants with identical terms) is incorporated by reference to Exhibit
      4.1 to the Company's Current Report on Form 8-K dated February 11, 2005
4.4 Form of Ivivi Warrant issued to certain investors (one in a series of warrants with identical terms) is incorporated by reference to Exhibit
      4.2 to the Company's Current Report on Form 8-K dated February 11, 2005
4.5 Form of Note issued to certain investors (one in a series of notes with identical terms) is incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K dated February 14, 2005.
9.1 Trust Agreements of November 7, 1980 by and between Dr. Alfonso DiMino et al. are incorporated by reference to Exhibit 9 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993.
10.1 Memorandum of Lease by and between the Company and Cresskill Industrial Park III dated as of August 26, 1993 is hereby incorporated by reference to Exhibit 10(a) to the Company's Annual Report on Form 10-KSB for the fiscal year March 31, 1994.
10.2 Agreement of July 8, 1987 by and between Donna DiMino, Dr. Alfonso DiMino, et al. is hereby incorporated by reference to Exhibit 10(q) to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993.
10.3 Agreement of March 21, 2002 by and between the Company and New England Acquisitions, Inc. is hereby incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002.
10.4 Agreement of April 29, 2003 by and between Vet-Sonotron Systems, Inc. and THM Group, LLC is hereby incorporated by reference the Exhibit 10.4 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003.
10.5 Agreement of January 17, 2003 by and between the Company and Fifth Avenue Venture Capital Partners is hereby incorporated by reference to Exhibit
      10.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003.
10.6 Amended and Restated Manufacturing Agreement, dated February 10, 2005, among the Company, Ivivi Technologies, Inc. and Sonotron Medical Systems, Inc. is incorporated by reference to the Company's Annual
      Report on Form 10-KSB form the fiscal year ended March 31, 2005.
10.7 Management Services Agreement, dated August 15, 2001, among the Company, Ivivi Technologies, Inc., Sonotron Medical Systems, Inc. and Pegasus Laboratories, Inc., as amended. is incorporated by reference to the Company's Annual Report on Form 10-KSB form the fiscal year ended March 31, 2005.
10.8 Agreement of April 3, 2004 by and between the Company and Carepoint Group is incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2004.
10.9 Placement Agency Agreement of May 20, 2004 by and between the Company and Maxim Group LLC. is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 1, 2005.
10.10 Agreement of April 1, 2005 by and between Ivivi Technologies, Inc. and Global Medical, L.L.C. is incorporated by reference to Exhibit 10.11 of Amendment No. 2 to the Registration Statement on SB-2 of Ivivi Technologies, Inc. File No. 333-122768.
10.11 Master Clinical Trial Agreement, dated as of January 9, 2006, between Ivivi Technologies, Inc. and Cleveland Clinic Florida is incorporated by reference to Exhibit 10.11 of Amendment No. 4 to the Registration Statement on SB-2 of Ivivi Technologies, Inc. File No. 333-122768.
10.12 Promissory Note, dated June 16, 2006, made in the principal amount of $250,000 by Ivivi Technologies, LLC in favor of Ajax Capital LLC. is incorporated by reference to Exhibit 10.5 of Amendment No. 4 to the Registration Statement on SB-2 of Ivivi Technologies, Inc. File No. 333-122768.
10.13 Option Agreement, dated as of June 16, 2006, between Ivivi Technologies, Inc. and Steven M. Gluckstern is incorporated by reference to Exhibit
      10.17 of Amendment No. 4 to the Registration Statement on SB-2 of Ivivi Technologies, Inc. File No. 333-122768.
10.14 Share Purchase Agreement, dated as of November 8, 2005, between Ivivi Technologies, Inc. and Steven Gluckstern is incorporated by reference to
      Exhibit 10.18 of Amendment No. 4 to the Registration Statement on SB-2 of Ivivi Technologies, Inc. File No. 333-122768.
14.1 Code of Ethics is incorporated by reference to the Company's Annual Report on Form 10-KSB form the fiscal year ended March 31, 2005.
21.1  Subsidiaries of the Company.
31.1  Certification of the Chief Executive Officer of the Company pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002
31.2  Certification of the Chief Financial Officer of the Company pursuant to
      Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14. Principal Accountant Fees and Services

Audit Fees

         The aggregate fees billed for professional services rendered by Raich Ende Malter & Co. LLP ("Raich") for the audit of the Company's annual consolidated financial statements for the fiscal year ended March 31, 2006, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for the fiscal year ended March 31, 2006, were $55,057. The aggregate fees for professional services rendered by Weinick Sanders Leventhal & Co., LLP ("WSL") for the audit of the Company's annual consolidated financial statements for the fiscal year ended March 31, 2005, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for the fiscal year ended March 31, 2005, were $48,000. In addition, Raich billed $30,545 for the re-audit of the Company's financial statements for the fiscal year ended March 31, 2005 due to their restatement.

Audit-Related Fees

         The aggregate fees billed for each of the fiscal years ended March 31, 2006 and March 31, 2005 for assurance and related services by Raich and WSL and that are reasonably related to the performance of the audit or review of the Company's financial statements were $0 and $0, respectively.

Tax Fees

         The aggregate fees billed for each of the fiscal years ended March 31, 2006 and March 31, 2005 for professional services rendered by Raich for tax compliance were $0 and $15,500, respectively.

All Other Fees

         The aggregate fees billed in each of the fiscal years ended March 31, 2006 and March 31, 2005 for products and services provided by Raich and WSL (other than those covered above under "Audit Fees," "Audited-Related Fees" and "Tax Fees") were $141,658 and $75,000 respectively. The other fees billed in the years ended March 31, 2006 and 2005 were for audit services rendered in connection with Ivivi's Registration Statement on Form SB-2.

Audit Committee Administration of the Engagement

         The Company does not have an audit committee.

         Less than 50% of hours expended on the principal accountant's engagement to audit the Company's financial statements for Raich Ende Malter & Co., LLP were attributed to work performed by persons other than Raich Ende Malter & Co. LLP's full-time, permanent employees.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of July, 2006.

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


      Signature                      Title                           Date

/s/ Andre' Di Mino       Chief Executive Officer (Principal      July 14, 2006
    Andre' Di Mino            Executive Officer, Principal
                              Financial Officer and Principal
                              Accounting Officer) and Director

/s/ Vincent Di Mino       Director                               July 14, 2006
    Vincent Di Mino

/s/ David Saloff          Director                               July 14, 2006
    David Saloff