Form 10QSB
period 2006-06-30
ADM TRONICS UNLIMITED INC/DE
filed 2006-08-21
CIK 849401

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

      [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2006

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

                           YES   X       NO  ______

Check whether the Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                           YES  _____    NO   X

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

             53,882,037 shares of Common Stock, $.0005 par value,
                           as of August 21, 2006










                       ADM TRONICS UNLIMITED, INC.

                                 INDEX
                                                            Page Number
Part I. Financial Information

Item 1. Condensed Consolidated Financial Statements:

  Consolidated Balance Sheet - June 30, 2006                     3

  Consolidated Statements of Operations - For the
     three months ended June 30, 2006 and 2005 (restated)        4

  Statement of Stockholders' Deficiency For the
     three Months Ended June 30, 2006                            5

  Consolidated Statements of Cash Flows - For the
     three months ended June 30, 2006 and 2005 (restated)        6

  Notes to Condensed Consolidated Financial Statements           7

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                            10

Item 3. Controls and Procedures                                  13

Part II. Other Information                                       14

Item 6.  Exhibits and Reports on Form 8-K                        14





















                ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                                                                   June
                                                                 30, 2006
                                                               (Unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                        $679,767
 Accounts receivable, net of allowance for doubtful
  accounts of $27,354                                              227,199
 Inventories							             275,277
 Prepaid expenses and other current assets                           8,842
                                                                ----------
    Total current assets                                         1,191,085

Property and equipment, net of accumulated
 depreciation of $250,182                                           46,486

Equipment in use and under rental agreements, net of
 accumulated depreciation of $883,850                                    -
Inventory - long term portion                                      329,138
Loan receivable and accrued interest, officer                       91,827
Other assets                                                        96,086
Deferred loan costs, net                                           736,635
Deferred offering costs                                            433,355
                                                                ----------
    Total assets                                                $2,924,612
                                                                ==========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
 Accounts payable                                               $  895,972
 Accrued expenses and other current liabilities                    344,964
 Accrued interest                                                  415,987
 Notes payable, current                                            250,000
                                                                ----------
    Total current liabilities                                    1,876,923

Convertible debentures payable, net of
 unamortized debt discount of $2,275,475                         5,812,024
 Warrants and registration rights liabilities                    3,392,502
                                                                ----------
    Total liabilities                                           11,081,449
                                                                ----------
Stockholders' deficiency:
 Preferred stock, $.01 par value, 5,000,000
  authorized, no shares issued and outstanding                        -
 Common stock, $.0005 par value, 150,000,000
  authorized 53,882,037 issued and outstanding                      26,941
 Additional paid-in capital                                     10,573,152
 Accumulated deficit                                           (18,756,930)
                                                                ----------
      Total stockholders' deficiency                            (8,156,837)
                                                                ----------
    Total liabilities and stockholders' deficiency              $2,924,612
                                                                ==========
    See accompanying notes to condensed consolidated financial statements.

                  ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTH PERIODS ENDED JUNE 30, 2006 AND 2005
                                  (Unaudited)
                                                  THREE MONTHS ENDED
                                                       June 30,
                                                   2006        2005
                                                             (Restated)

       Revenues                                $  464,979    $ 321,010
                                               ----------    ---------
       Costs and expenses:
        Cost of sales                             122,955      133,262
        Research and development                  131,078      167,349
        Selling, general and administrative     1,194,494    1,172,370
                                                ---------    ---------
           Total operating expenses             1,448,527    1,472,981
                                                ---------    ---------

       Operating loss                           $(983,548) $(1,151,971)

       Interest and finance costs, net           (980,151)    (365,582)
       Change in fair value of warrant and
        registration rights liabilities          (224,003)   1,024,468
                                                 --------    ---------
       Net (loss)                             $(2,187,702)   $(493,085)
                                              ===========    =========
       Net loss per share, basic and diluted   $    (0.04)   $   (0.01)

       Weighted average number of shares
        outstanding                            53,882,037   51,882,037






















                 ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                     STATEMENT OF STOCKHOLDERS' DEFICIENCY
                 FOR THE THREE MONTHS PERIOD ENDED JUNE 30, 2006
                                  (Unaudited)

                                      Additional
                    Common Stock      Paid-in     Accumulated
                 Shares      Amount   Capital     Deficit       Total

Balance,
 March 31, 2006  53,882,037  $26,941  $10,342,480 $(16,569,228) $(6,199,807)

Share based
 compensation                             230,672                   230,672

Net loss                                            (2,187,702)  (2,187,702)
                 ----------  -------  ----------- -------------  -----------
Balance
 June 30, 2006   53,882,037  $26,941  $10,573,152 $(18,756,930) $(8,156,837)
                 ==========  =======  =========== ============= ============

    See accompanying notes to condensed consolidated financial statements.





































                ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE THREE MONTH PERIOS ENDED JUNE 30, 2006 AND 2005
                              (Unaudited)
                                                       THREE MONTHS ENDED
	                                                      JUNE 30,
                                                         2006        2005

                                                                  (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                         $(2,187,702) $(493,085)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                          4,846     36,533
   Stock based compensation                             230,672     46,346
   Amortization of loan costs                           211,462    187,458
   Equity based penalty expense                         640,717     98,528
   Bad debts                                              7,338     55,490
   Change in fair value of warrant and
    Registration rights liabilities                     224,003 (1,024,468)
  Changes in operating assets and liabilities:
   (Increase) decrease in:
   Accounts receivable                                   60,626    (45,478)
   Inventory                                             (3,479)   (36,357)
   Other current assets                                   4,610    (70,064)
   Deposits and other assets                               (476)         -
  Increase (decrease) in:
   Accounts payable and accrued expenses                368,454     27,716
					 	 	              -------     ------
 Net cash used in operating activities                 (438,929)(1,217,381)
CASH FLOWS FROM INVESTING ACTIVITIES:                  --------  ---------
 Purchases of property and equipment                          -    (17,043)
                                                       --------  ---------
Net cash used in investing activities                         -    (17,043)
                                                       --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable    	                    250,000          -
Deferred financing and offering costs                  (113,974)   (54,766)
                                                        -------     ------
 Net cash (used in) provided by financing activities    136,026    (54,766)
                                                        -------     ------
Net (decrease) in cash and cash equivalents            (302,903)(1,289,190)
Cash and cash equivalents, beginning of period          982,670  3,011,631
                                                        -------  ---------
Cash and cash equivalents, end of period               $679,767 $1,722,441
                                                       ======== ==========
Cash paid for:
 Interest                                                37,118     51,133
 Income taxes paid                                         -          -

    See accompanying notes to condensed consolidated financial statements.


                 ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (UNAUDITED)

NOTE 1 BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of ADM Tronics Unlimited, Inc. and its subsidiaries (collectively, the "Company"). These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis" should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Form 10-KSB for the fiscal year ended March 31, 2006.

Ivivi Operations

The Company's majority owned subsidiary, Ivivi Technologies, Inc., has filed a Registration Statement with the Securities and Exchange Commission for the public offering of a portion of its common stock. Upon the effectiveness of the registration statement and the consummation of a public offering of Ivivi common stock, ADM will no longer own a majority of the outstanding common stock of Ivivi, and, if so, then Ivivi's operations will no longer be reported on a consolidated basis. For the three months ended June 30, 2006 and 2005, Ivivi's revenues included in these consolidated financial statements were $217,419 and $37,477, respectively, and Ivivi's operating loss was $1,002,002 and $1,192,463, respectively.

Going Concern

The Company had net losses of $2,187,702 and $493,085 for the three months ended June 30, 2006 and 2005, respectively, negative cash flow from operating activities of $438,929 and $1,217,381 for the three months ended June 30, 2006 and 2005, respectively, and a stockholders' deficiency of $8,156,837 at June 30, 2006. These factors raise substantial doubt about our ability to continue as a going concern.

The continuation of the Company as a going concern is dependent on our ability to increase revenues, receive additional financing from outside sources, including a public offering of the common stock of a subsidiary, Ivivi Technologies, Inc.("Ivivi") and a return to profitable operations. Management is continuing to secure ongoing revenue relationships for our products, including those with several strategic partners who will assist us in marketing and distribution of our products. Ivivi has developed additional commercially viable product offerings for both the wound market and the cosmetic surgery markets, and Ivivi is currently seeking strategic partnerships that would provide upfront payments, in return for possible geographic and/or market exclusivity, as well as certain guaranteed annual minimum revenue.

If the Company is not able to raise the necessary funding, we may be forced to curtail our operations and this may have a material adverse impact on our future financial position and results of operations.

Restatement:

The June 30, 2005 financial statements have been restated to record additional non-cash charges for equity based penalties of $98,528 and additional stock based compensation of $27,899. As a result of these corrections, net loss for the three months ended June 30, 2005 has increased by $126,427, to $493,085, and loss per share remained unchanged at $0.01.

Changes to the balance sheet at June 30, 2005 resulting from these corrections are as follows:

                                          As reported    Restated

Warrant and registration rights
  Liabilities                                424,858       523,386
Additional paid-in capital                 9,394,718     9,422,617
Accumulated deficit                       (9,542,268)   (9,668,695)



Reclassifications:

Certain items in the fiscal 2006 financial statements have been reclassified to conform to the current period presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include the valuation of sock options and warrants.

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the periods presented as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized for the three month periods ended June 30, 2005 and 2006 since the effect would be anti-dilutive. There were 50,182,341 common stock equivalents at June 30, 2005 and 2006.

Stock Options and Warrants

The Company adopted the fair value recognition provisions of SFAS No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under our stock option plans and those of our subsidiary. We previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) ("APB 25").

Pro forma information is computed using the Black-Scholes model at the date of grant of the options based on the following assumptions ranges: risk free interest rates of 3.62% to 4.6%; dividend yield of 0%; volatility factors of the expected market price of our common stock of 60% to 67%; and expected lives of the options of 2.5 to 5 years. The foregoing option valuation model requires input of highly subjective assumptions. Because common share purchase options granted to employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value of estimate, the existing model does not in the opinion of our management necessarily provide a reliable single measure of fair value of common share purchase options we have granted to our employees and directors.

Pro forma information relating to employee and director common share purchase options is as follows:


                                                     For the Three
                                                     Months Ended
                                                     June 30, 2005

Net loss as reported                                 $(493,085)

Current period expense calculated under
APB 25                                                   2,856

Stock compensation calculated under
SFAS 123                                                (5,260)


Pro forma net loss	                             $(495,489)


Basic and diluted historical loss per share 	        $(0.01)


Pro forma basic and diluted loss per share              $(0.01)



NOTE 2 NOTE PAYABLE

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

NOTE 3 SEGMENT INFORMATION

Segment information is as follows:

Three Months Ended June 30, 2006:       Chemical   Medical      Total
 Revenues from external customers      $199,535   $265,444     $464,979
 Segment profit (loss)                  (14,409)  (969,139)    (983,548)
 Identifiable assets                    672,101  2,252,511    2,924,612

Three Months Ended June 30, 2005:
 Revenues from external customers      $280,442    $40,568     $321,010
 Segment profit (loss)                   27,539 (1,179,510)  (1,151,971)
 Identifiable assets                    896,959  3,209,809    4,106,768


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the Company's operations and financial condition should be read in conjunction the Financial Statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the "safe harbor" provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Act of 1995. The Company uses forward-looking statements in its description of its plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "forecasts", "projects", or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this report to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Item. 1 Description of Business - Risk Factors" and elsewhere in, or incorporated by reference into the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006 and other filings with the Securities and Exchange Commission.


Critical Accounting Policies

The Company adopted the fair value recognition provisions of SFAS No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under our stock option plans and those of our subsidiary. We previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) ("APB 25").


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

Results of Operations for the three months ended June 30, 2006 as compared to June 30, 2005

Revenues

Revenues were $464,979 in for the three months ended June 30, 2006 as compared to $321,010 for the three months ended June 30, 2005, an increase of $143,969 or 45%. Revenues from the Company's chemical activities decreased by $80,907, offset by an increase of $224,876 in the Company's medical technology activities, primarily from our subsidiary, Ivivi Technologies, Inc. ("Ivivi") in 2006 as compared to 2005. The increase in revenues from the Company's technology activities was primarily due to increased marketing of Ivivi's products. Revenues from Ivivi were $217,419 and $37,727 for the three months ended June 30, 2006 and 2005 respectively.

Operating (Loss)

Operating loss for the three months ended June 30, 2006 was $983,548 compared to operating loss for the same period in 2005 of $1,151,971 a decrease of $168,423, or 15%. For the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 revenues increased $143,969 and selling, general and administrative expenses increased by $22,124, as a result of increased costs from Ivivi to support its expanded activities related to the distribution and marketing of its product, offset by decreases of $36,271 and $10,307 in research and development and cost of sales, respectively.

Net (Loss)

Net loss is $2,187,702 or $0.04 per share for the three months ended June 30, 2006 compared to a net loss of $493,085, or $0.01 per share for the three months ended June 30, 2005 an increased of $1,694,617 or $0.03 per share. For the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 the change in fair value of warrant and registration rights liabilities increased $1,248,471 and net interest and finance costs increased $614,569 due to interest expense on the convertible notes issued in the private placement offset by interest earned from amounts invested in money market funds.

Liquidity and Capital Resources

At June 30, 2006, the Company had cash and equivalents of $679,767 as compared to $982,670 at March 31, 2006. The decrease was primarily the result of the increased operating expenses at Ivivi.

Operating Activities

Net cash flows used by operating activities were $438,929 for the three months ended June 30, 2006 as compared to net cash flows used by operating activities of $1,217,381 for the quarter ended June 30, 2005. This decrease in cash used was primarily due to a net loss of $2,187,702 related mostly to the Company's medical technologies activities. These increases were partially offset by non cash charges for the equity based penalty expense of $640,717, stock based compensation of $230,672, the amortization of loan costs related to the Company's Private Placement of $211,462 and an increase in accounts payable and accrued expenses of $368,454.

Investing Activities

For the quarter ended June 30, 2006 cash used in investing activities was zero. For the quarter ended June 30, 2005 cash used in investing activities was $17,043 related to the purchase of equipment.

Financing Activities

For the quarter ended June 30, 2006 cash provided in financing activities was $136,026 compared to cash used in financing activities of $54,766 for the quarter ended June 30, 2005. The increase in cash from financing activities for the three months ended June 30, 2006 was primarily related to an unsecured subordinated financing of $250,000 at Ivivi offset by deferred financing and offering costs of $113,974.

The Company does not have any material external sources of liquidity or unused sources of funds.

The Company's operating loss, net loss, operations and cash flows over the past few years have declined. Management has recognized the situation and has developed a business plan to enhance the activities of one of its subsidiaries which markets the SofPulse medical device.

In December 2004 and February 2005, the Company, including Ivivi, completed two private placements pursuant to which they issued, jointly and severally, unsecured convertible notes in an aggregate principal amount of $3,637,500 and $2,450,000, respectively and bear interest at an annual rate of interest of 6%. The notes are due at various times from July 2009 through February 2010, unless converted earlier, and will convert automatically into shares of Ivivi's common stock upon the consummation of Ivivi's initial public offering.


In November 2005 and March 2006, Ivivi completed private placements pursuant to which Ivivi issued unsecured convertible notes in an aggregate principal amount of $2,000,000 and bears interest at an annual rate of interest of 8% increasing by 1% every 365 days from the date of issuance of the notes to a maximum of 12% per annum. The notes are due from November 2010 through March 2011, unless converted earlier, and will convert automatically into shares of Ivivi's common stock upon the consummation of Ivivi's initial public offering.

In June 2006, Ivivi entered into a $250,000 unsecured subordinated loan with Ajax Capital LLC. This loan bears interest at an annual rate of 8% and is due upon the earlier to occur of (i) December 31, 2006, (ii) the consummation of an offering of Ivivi securities, whether in a private or public offering, in which Ivivi raises gross proceeds of at least $5,000,000 and (iii) receipt by Ivivi from a strategic partner of a lump sum cash payment of at least $5,000,000. If the principal amount, together with all accrued and unpaid interest, is not paid on or before the maturity date, the interest rate will increase by 1% every year after the maturity date to a maximum of 13% per annum until all amounts due and payable under the note are paid in full.

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

As of August 15, 2006, the Company was in compliance with all its covenants.



Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are designed to ensure that information required to be disclosed in its Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules regulations and related forms, and that such information is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.


Changes In Internal Controls.

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls and procedures subsequent to the date we completed our evaluation. Therefore no corrective actions were taken.

PART II. OTHER INFORMATION

Item 6. Exhibits.

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

                                    ADM Tronics Unlimited, Inc.

                                    By:\s\ Andre' DiMino
                                           Andre' DiMino
                                           President
Dated: Northvale, New Jersey
       August 21, 2006






