Form 10QSB
period 2006-09-30
ADM TRONICS UNLIMITED INC/DE
filed 2006-11-20
CIK 849401

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                  FORM 10-QSB

  (Mark One)

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2006

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
          (State or Other Jurisdiction              (I.R.S. Employer
         of Incorporation or organization)        Identification Number)

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

                           YES  [X]       NO  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                           YES  [ ]       NO  [X]

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

              53,882,037 shares of Common Stock, $.0005 par value,
                             as of November 20, 2006

                           ADM TRONICS UNLIMITED, INC.


                                      INDEX

                                                                     Page Number
                                                                     -----------
Part I. Financial Information

Item 1. Consolidated Financial Statements:

  Consolidated Balance Sheet - September 30, 2006 (unaudited)             3

  Consolidated Statements of Operations - For the
     three months and six months ended September
     30, 2006 (unaudited) and 2005 (unaudited and restated)               4

  Statement of Stockholders' Deficiency For the
     six months Ended September 30, 2006                                  5

  Consolidated Statements of Cash Flows - For the
     six months ended September 30, 2006 (unaudited)
     and 2005 (unaudited and restated)                                    6

  Notes to Consolidated Financial Statements (unaudited)                  7

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                    12

Item 3. Controls and Procedures                                          16

Part II. Other Information

Item 1. Legal Proceedings                                                17

Item 6.  Exhibits                                                        18

                          ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEET
                                       September 30, 2006
                                          (Unaudited)


ASSETS

Current assets:
    Cash and cash equivalents                                                    $     379,039
    Accounts receivable, net of allowance for doubtful
      accounts of $24,537                                                              289,184
    Inventories                                                                        261,708
    Prepaid expenses and other current assets                                          127,932
                                                                                 -------------

Total current assets                                                                 1,057,863

Property and equipment, net of accumulated depreciation
    of $258,185                                                                         38,483
Inventories - long term portion                                                        305,424
Loan receivable and accrued interest, officer                                           92,196
Other assets                                                                            94,152
Deferred charges                                                                     1,502,071
                                                                                 -------------

Total assets                                                                     $   3,090,189
                                                                                 =============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                                             $     969,410
    Accrued expenses and other current liabilities                                   1,432,849
    Note payable - current                                                             250,000
                                                                                 -------------

Total current liabilities                                                            2,652,259

Deferred revenue                                                                       285,167
Convertible debentures payable, net of unamortized debt
    discount of $2,114,925                                                           5,972,575
Warrant and registration rights liabilities                                          3,728,513
                                                                                 -------------

Total liabilities                                                                   12,638,514
                                                                                 -------------

Stockholders' deficiency:
    Preferred stock, $.01 par value; 5,000,000 shares authorized,
      no shares issued and outstanding                                                      --
    Common stock, $.0005 par value; 150,000,000 shares
      authorized, 53,882,037 shares issued and outstanding                              26,941
    Additional paid-in capital                                                      11,694,237
    Accumulated deficit                                                            (21,269,503)
                                                                                 -------------

Total stockholders' deficiency                                                      (9,548,325)
                                                                                 -------------

Total liabilities and stockholders' deficiency                                   $   3,090,189
                                                                                 =============


    The accompanying notes are an integral part of these unaudited consolidated financial statements.




                                               ADM TRONICS UNLIMITED, INC.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005


                                                  Three Months Ended September 30,       Six Months Ended September 30,
                                                  --------------------------------      --------------------------------
                                                       2006              2005               2006               2005
                                                  -------------      -------------      -------------      -------------
                                                   (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
                                                                      (Restated)                            (Restated)

Revenues                                          $     570,582      $     497,801      $   1,035,561      $     818,811
                                                  -------------      -------------      -------------      -------------

Costs and expenses:
    Cost of sales                                       128,096            136,014            251,051            269,276
    Research and development                            166,313            154,576            297,391            321,925
    Selling, general and administrative               2,101,632          1,524,369          3,296,126          2,696,739
                                                  -------------      -------------      -------------      -------------

Total operating expenses                              2,396,041          1,814,959          3,844,568          3,287,940
                                                  -------------      -------------      -------------      -------------

Operating loss                                       (1,825,459)        (1,317,158)        (2,809,007)        (2,469,129)

Interest and finance costs, net                        (885,272)          (405,756)        (1,865,423)          (771,338)
Change in fair value of warrant and
    registration rights liabilities                     198,158           (298,034)           (25,845)           726,434
                                                  -------------      -------------      -------------      -------------

Net loss                                          $  (2,512,573)     $  (2,020,948)     $  (4,700,275)     $  (2,514,033)
                                                  =============      =============      =============      =============

Net loss per share, basic and diluted:            $       (0.05)     $       (0.04)     $       (0.09)     $       (0.05)

Weighted average number of shares outstanding        53,882,037         53,882,037         53,882,037         53,882,037


                 The accompanying notes are an integral part of these unaudited consolidated financial statements.



                                          ADM TRONICS UNLIMITED, INC.
                         CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'DEFICIENCY
                               FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2006
                                                  (UNAUDITED)


                                                                  Additional
                                       Common Stock                 Paid-in       Accumulated
                                  Shares           Amount           Capital         Deficit            Total
                               ------------     ------------     ------------     ------------      ------------

Balance, April 1, 2006           53,882,037     $     26,941     $ 10,342,480     $(16,569,228)     $ (6,199,807)

Share based compensation                 --               --        1,351,757               --         1,351,757

Net loss                                 --               --               --       (4,700,275)       (4,700,275)
                               ------------     ------------     ------------     ------------      ------------

Balance September 30, 2006       53,882,037     $     26,941     $ 11,694,237     $(21,269,503)     $ (9,548,325)
                               ============     ============     ============     ============      ============


            The accompanying notes are an integral part of these unaudited consolidated financial statements.



                                   ADM TRONICS UNLIMITED, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE SIX MONTH PERIODS ENDED SEPTEMBER 30, 2006 AND 2005
                                           (UNAUDITED)


                                                                        2006             2005
                                                                    -----------      -----------
                                                                                      (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $(4,700,275)     $(2,514,033)
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization                                        14,676           62,547
    Share based compensation                                          1,351,757           93,975
    Amortization of loan costs and discount                             431,774          375,323
    Equity based penalty expense                                      1,174,886          150,885
    Bad debts                                                            33,597           66,765
    Change in fair value of warrant and registration
       rights liabilities                                                25,845         (726,434)
    Amortization of deferred revenue                                     (4,833)              --
Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                                 (27,618)        (294,010)
    Inventories                                                          33,804          (79,037)
    Prepaid expenses and other current assets                          (114,480)         153,435
    Deposits and other assets                                              (738)              --
  Increase (decrease) in:
    Accounts payable and accrued expenses and other current
     liabilities                                                      1,143,790          242,218
    Deferred revenue                                                    290,000               --
                                                                    -----------      -----------

Net cash used by operating activities                                  (347,815)      (2,468,366)
                                                                    -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                          --          (21,963)
                                                                    -----------      -----------

Net cash used by investing activities                                        --          (21,963)
                                                                    -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net                                        245,725               --
Deferred offering costs                                                (501,541)         (80,766)
                                                                    -----------      -----------

Net cash used by financing activities                                  (255,816)         (80,766)
                                                                    -----------      -----------

Net decrease in cash and cash equivalents                              (603,631)      (2,571,095)

Cash and cash equivalents, beginning of period                          982,670        3,011,631
                                                                    -----------      -----------

Cash and cash equivalents, end of period                            $   379,039      $   440,536
                                                                    ===========      ===========

Supplemental information
Cash paid for:
  Interest                                                          $   110,226      $    84,121
  Income taxes                                                               --               --


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                                                6

                           ADM TRONICS UNLIMITED, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1   BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of ADM Tronics Unlimited, Inc. and its subsidiaries (collectively, the "Company" and alone "ADM"). These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and six months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Form 10-KSB for the fiscal year ended March 31, 2006.

Ivivi Operations

The Company's majority owned subsidiary, Ivivi Technologies, Inc., filed a Registration Statement with the Securities and Exchange Commission ("SEC") for the initial public offering of a portion of its common stock. The Registration Statement was declared effective by the SEC during October 2006. As a result of the consummation of Ivivi's initial public offering, ADM no longer owns a majority of the outstanding common stock of Ivivi and does not control Ivivi's operations for accounting purposes, as a result ADM's investment in Ivivi will subsequently be reported under the equity method of accounting.

Going Concern

In connection with the consummation of Ivivi's initial public offering during October 2006, (i) Ivivi repaid advances made to it by the Company aggregating approximately $2.6 million and (ii) the Company's outstanding convertible notes were converted into shares of Ivivi's common stock. Therefore, the Company believes that it can continue as a going concern for the next 12 months.

Restatement

The September 30, 2005 financial statements have been restated to record additional non-cash charges for equity based penalties and additional share based compensation aggregating $70,840.

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

Loss Per Share

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the periods presented as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized for the six and three month periods ended September 30, 2006 and 2005 since the effect would be anti-dilutive. There were 53,682,342 common stock equivalents at September 30, 2006 and 50,182,342 at September 30, 2005.

Stock Options and Warrants

In April 2006 the Company adopted the fair value recognition provisions of SFAS No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under The Company's stock option plans and those of the Company's subsidiary. The Company previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) ("APB 25"). Pro forma information is computed using the Black-Scholes model at the date of grant of the options based on the following assumptions ranges: risk free interest rates of 3.62% to 4.6%; dividend yield of 0%; volatility factors of the expected market price of our common stock of 60% to 67%; and expected lives of the options of 2.5 to 5 years. The foregoing option valuation model requires input of highly subjective assumptions. Because common share purchase options granted to employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value of estimates, the existing model does not in the opinion of the Company's management necessarily provide a reliable single measure of fair value of common share purchase options the Company has granted to its employees and directors. Pro forma information relating to employee and director common share purchase options is as follows:

                                                                        For the Three          For the Six
                                                                        Months Ended           Months Ended
                                                                     September 30, 2005     September 30, 2005
                                                                     ------------------     ------------------
Net loss as reported                                                     $(2,020,948)          $(2,514,033)

Shared based compensation expense included in reported net loss                2,856                 5,712

Share based compensation calculated under fair value method                   (5,260)              (10,520)

Pro forma net loss                                                       $(2,023,352)          $(2,518,841)

Basic and diluted historical loss per share                              $     (0.04)          $     (0.05)

Pro forma basic and diluted loss per share                               $     (0.04)          $     (0.05)

NOTE 2  SEGMENT INFORMATION

Information about segment information is as follows:

                                              CHEMICAL        MEDICAL           TOTAL
Six Months Ended September 30, 2006:

   Revenues from external customers        $   400,707      $   634,854      $ 1,035,561
   Segment loss (operating loss)              (469,004)      (2,340,003)      (2,809,007)

Six Months Ended September 30, 2005:

   Revenues from external customers            464,429          354,382          818,811
   Segment loss (operating loss)               (28,352)      (2,440,777)      (2,469,129)

Three Months Ended September 30, 2006:

   Revenues from external customers            201,172          369,410          570,582
   Segment loss (operating loss)              (454,595)      (1,370,864)      (1,825,459)

Three Months Ended September 30, 2005:

   Revenues from external customers            183,987          313,814          497,801
   Segment loss (operating loss)               (55,891)      (1,261,267)      (1,317,158)

NOTE 3 DEFERRED REVENUE

In August 2006, Ivivi sold to Ajax Capital LLC, an investment fund wholly-owned by the Chairman of the Board of Ivivi (who's appointment was effective on the initial public offering during October 2006) , 15 units of the Roma3 and five units of the SofPulse M-10 at a purchase price of $14,500 per unit, the then published wholesale unit price for the Roma3 and the SofPulse M-10, for an aggregate purchase price of $290,000. In connection therewith, Ivivi entered into a revenue sharing agreement with Ajax Capital LLC, pursuant to which Ivivi agreed to use its commercially reasonable efforts to rent to third parties all of the units of the Roma3 and the SofPulse M-10 purchased by Ajax Capital LLC. Ajax Capital LLC will be entitled to receive revenues with respect to the rental of units of the Roma3 purchased by it in an amount equal to 50% of the aggregate of the gross proceeds from such rentals received by Ivivi during each month of the term. Ajax Capital LLC also will be entitled to receive revenues with respect to rental of the units of the SofPulse M-10 purchased by it in an amount equal to the net proceeds from such rentals received by Ivivi during each month of the term, reduced by (i) 11.5% of the gross proceeds for services related to marketing, billing, collections and account maintenance to be performed by Ivivi with respect to such units, received by Ivivi during such month, and (ii) in the case of each of the first three months during the term, a set up fee of $2,000. In addition, Ajax Capital LLC will be entitled to receive 50% of any and all gross proceeds Ivivi receives from its sale of applicators for use in connection with the units of the Roma3 rented to third parties during the term of the agreement. The term of the agreement expires on August 28, 2011. As of September 30, 2006, we have recognized $4,833 in revenue from this agreement leaving a balance in deferred revenue of $285,167.


NOTE 4 SUBSEQUENT EVENTS

On October 24, 2006, Ivivi completed its initial public offering ("Offering"), selling 2.5 million shares of its common stock at $6 per share with gross proceeds of $15 million. The underwriters of the offering have been granted an option for a period of 45 days to purchase up to an aggregate of 375,000 additional shares of common stock from Ivivi to cover over-allotments, if any.

Net proceeds to Ivivi were approximately $12.9 million after the payment of underwriting discounts and commissions and expenses related to the offering.

In addition, Ivivi paid approximately $2.6 million to the Company representing the balance in inter-company accounts at October 24, 2006 due to the Company from Ivivi for product manufacturing and allocations of personnel, professional services, rent, utilities, insurance and office support services provided by the Company to Ivivi for the period from March 1989 to October 2006. Further, the Company's outstanding convertible notes were converted into shares of Ivivi's common stock.

On November 9, 2006, Ivivi entered into an exclusive worldwide distribution agreement (the "Agreement") with a wholly-owned subsidiary of Allergan, Inc. ("Allergan"), a global healthcare company that discovers, develops and commercializes pharmaceutical and medical device products in specialty markets. Pursuant to the Agreement, Ivivi granted Allergan's subsidiary, Inamed Medical Products Corporation and its affiliates ("Inamed") the exclusive worldwide right to market, sell and distribute certain of Ivivi's products, including all improvements, line extensions and future generations thereof (collectively, the "Product") in conjunction with any aesthetic or bariatric medical procedures (the "Field") in the Marketing Territory (as defined therein).

Under the Agreement, Ivivi also granted Inamed the right to rebrand the Product, with Inamed owning all rights to such brands developed by Inamed for such purpose. Under the Agreement, Ivivi received an initial payment of $500,000 and will receive certain milestone payments of up to $1,000,000 in the aggregate upon the Product's First Commercial Sale (as defined in the Agreement) in the United States and Europe. In addition, Inamed will purchase the Product from Ivivi at a pre-determined price and must meet certain minimum order requirements. Finally, Ivivi will receive royalty payments based on Inamed's net sales and number of units sold of the Product, subject to certain annual minimum royalty payments to be determined by the parties.

The Agreement has an eight year initial term beginning at the Product's First Commercial Sale. The initial term may be extended for two additional years without further payment at Inamed's option. Inamed may also pay Ivivi a $2,000,000 extension fee and extend the term of the Agreement for up to eight additional years, for a total term of up to 18 years.

Inamed may only market, sell and distribute the Product under the Agreement in the "Marketing Territory," which is generally defined in the Agreement as the United States and such other jurisdictions for which all requisite regulatory approval has been obtained. If the marketing, sale or distribution of the Product in a jurisdiction would infringe third-party intellectual property rights and likely result in a lawsuit against Ivivi or Inamed, Inamed could require Ivivi to use reasonable commercial efforts to obtain a license for, or redesign, the Product to be sold in that jurisdiction.

In the event Ivivi fails to supply Allergan or its subsidiaries certain minimum amounts of the Product and fails to procure alternate suppliers for such Products within certain timeframes, Inamed will have the right to use certain of Ivivi's intellectual property and/or other proprietary information to manufacture the Product until such time as Ivivi demonstrates to Inamed's reasonable satisfaction that it is fully able to resume its supply obligations. During such time as Inamed controls Product manufacturing, Ivivi's royalty rate would be significantly reduced.

In the event Inamed is required to discontinue the marketing, sale or distribution of the Product in the United States and/or any country in the European Union because of problems with regulatory approvals and/or other reasons related to the Product, Ivivi will be required to repay Inamed portions of the milestone payments up to $1,000,000.

Inamed may terminate the Agreement by giving 90 to 180 days' prior written notice to Ivivi. Ivivi may terminate the Agreement by giving 12 months' prior written notice if Inamed fails to timely pay Ivivi minimum royalty amounts for any applicable year or fails to meet the minimum sales requirements set forth in the Agreement. A non-breaching party may terminate the Agreement following a material breach of the Agreement and the breaching party's failure to cure such breach during the applicable cure period by giving the breaching party proper prior written notice. If Ivivi is in material breach, and fails to cure, Inamed may have the right to use certain of Ivivi's intellectual property and/or other proprietary information to manufacture the Product. Ivivi's royalty rate would subsequently be significantly reduced.

Neither party may assign or otherwise transfer its right and obligations under the Agreement, including upon a change of control of such party (as defined in the agreement), without the prior written consent of the other party, which consent shall not be unreasonably withheld, except that Inamed may assign its rights and obligations without the prior written consent of Ivivi to Inamed's affiliates and upon a sale of all or substantially all of the assets or equity of the business entity, division or unit, as applicable, that markets, distributes or sells the Product.

The Agreement includes other terms and conditions, including provisions regarding regulatory responsibilities, audit rights, insurance, indemnification and confidentiality.

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

Critical Accounting Policies

Revenue Recognition:

Sales revenues are recognized when products are shipped to end users and rental and lease revenues are recognized principally on either a monthly or a pay-per use basis in accordance with individual rental or lease agreements and are recognized on a monthly basis as earned. Shipments to distributors are recognized as sales where no right of return exists. This is generally the case with sales of chemicals. This is generally not the case with sales of the medical products. The Company recognizes revenue from the sale of medical products when the products are shipped to end users. An increasing amount of rental revenue is recognized on a fixed monthly recurring basis as product is utilized by the end-user. Sales returns have been immaterial. Lease revenues through third party distributors have also been immaterial and there have been no sales through third party distributors. The Company's products are principally shipped on a "freight collect" basis. Shipping and handling charges are immaterial.

Use of Estimates:

The Company's discussion and analysis of its financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to reserves, deferred tax assets and valuation allowance, impairment of long-lived assets, fair value of equity instruments issued to consultants for services and fair value of equity instruments issued to others. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, the Company believes that its estimates, including those for the above- described items, are reasonable.

Business Overview

The Company is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. During the three and six months ended September 30, 2006 and 2005, the Company's operations were conducted through the Company itself and its three subsidiaries, Ivivi Technologies, Inc., Pegasus Laboratories, Inc. and Sonotron Medical Systems, Inc.

The Company is a technology-based developer and manufacturer of diversified lines of products in the following three areas: (1) environmentally safe chemical products for industrial use, (2) therapeutic non-invasive electronic medical devices and (3) cosmetic and topical dermatological products. The Company has historically derived most of its revenues from the development, manufacture and sale of chemical products, and, to a lesser extent, from its therapeutic non- invasive electronic medical devices and topical dermatological products. However, during the three and six months ended September 30, 2006, the Company derived an increased amount of its revenue from the sale and rental of its therapeutic non-invasive medical devices.

The Company's majority owned subsidiary, Ivivi Technologies, Inc., filed a Registration Statement with the Securities and Exchange Commission ("SEC") for the initial public offering of a portion of Ivivi's common stock. The Registration Statement was declared effective by the SEC in October 2006. As a result of the consummation of Ivivi's initial public offering, ADM no longer owns a majority of the outstanding common stock of Ivivi and does not control Ivivi's operations for accounting purposes, as a result, ADM's investment in Ivivi will subsequently be reported under the equity method of accounting.


Results of Operations for the three months ended September 30, 2006 as compared to September 30, 2005

Revenues

Revenues were $570,582 for the three months ended 2006 as compared to $497,801 for the three months ended September 30, 2005, an increase of $72,781, or 15%. Revenues from the Company's chemical and medical activities increased by $17,185 and $55,596 respectively in the 2006 period as compared to the 2005 period. The increase in revenues from the Company's medical technology activities was primarily due to increased sales and rentals of Ivivi's product.

Net (Loss)

Net loss for the three months ended September 30, 2006 was $2,512,573, or $0.05 per share, compared to a net loss for the three months ended September 30, 2005 of $2,020,948, or $0.04 per share due to the increased expenses at the Company's medical operation. Selling, general and administrative expenses increased by $577,263, or 38% from $1,524,369 to $2,101,632 due to increased expenses at the Company's medical operation. Research and development expense was $166,313 during the three months ended September 30, 2006 related to for laboratory studies for Ivivi's technology and $154,576 in the comparable 2005 period, an increase of $11,737 or 8%. Interest and finance costs net, increased $479,516, a (100+%) increase, to $980,151 in the three months ended September 30, 2006 from $405,756 in the three months ended September 30, 2005, due to interest expense and amortization of discount on the convertible notes issued in the Company's private placements partially offset by interest earned from amounts invested in money market funds. During the three months ended September 30, 2006, the Company recorded a recovery expense of $198,158 due to the decrease in the fair value of the liability for warrants issued with registration rights, compared to an expense of $298,034 in the comparable 2005 period due to the increase in the fair value of the liability for the warrants.

Results of Operations for the six months ended September 30, 2006 as compared to September 30, 2005

Revenues

Revenues were $1,035,561 for the six months ended September 30, 2006 as compared to $818,811 for the six months ended September 30, 2005, an increase of $216,750, or 26.5%. Revenues from the Company's chemical activities decreased by $63,722 and revenues from the Company's medical technology activities increased by $280,472 in the 2006 period, compared to the 2005 period. The increase in revenues from the Company's medical technology activities was primarily due to increased sales and rentals of Ivivi's products.

Net (Loss)

Net loss for the six months ended September 30, 2006 was $4,700,275, or $.09 per share, compared to a net loss for the six months ended September 30, 2005 of $2,514,033, or $.05 per share from $2,696,739 to $3,296,126 due to the increased expenses at the Company's medical operation. Selling, general and administrative expenses increased by $599,387, or 22% from $2,696,739 to $3,296,126 due to increased expenses at the Company's medical operations. Research and development expense was $297,391 during the six months ended September 30, 2006 related to laboratory studies for Ivivi's technology, and $321,925 expense in the 2005 period, a decrease of $24,534 or 8%. Interest and finance costs net increased $1,094,085 (100+%) from $771,338 to $1,865,423 due to interest expense and amortization of discount on the convertible notes issued in the Company's private placements partially offset by interest earned from amounts invested in money market funds. During the six months ended September 30, 2006, the Company recorded an expense of $25,845 due to the increase in the fair value of the liability for warrants issued with registration rights, compared to a recovery of expense of $726,434 in the comparable 2005 period.

Liquidity and Capital Resources

At September 30, 2006, the Company had cash and equivalents of $379,039 as compared to $982,670 at March 31, 2006. The decrease was primarily the result of the increased operating expenses at the Company's subsidiary, Ivivi Technologies, Inc.

In connection with the consummation of Ivivi's initial public offering in October 2006, the Company received approximately $2.6 million of the proceeds due to the Company from Ivivi for product manufacturing and allocations of personnel, professional services, rent, utilities, insurance and office support services provided by the Company to Ivivi for the period from March 1989 to October 2006. These proceeds will be used for increased administrative and marketing costs in order to attempt to increase the Company's revenue. Additionally, as a result of the consummation of Ivivi's initial public offering, the Company no longer has debt outstanding and any related warrant obligations from the private placements of unsecured convertible notes issued jointly and severally by the Company and Ivivi in December 2004 and February 2005. This debt, which amounted to approximately $8.1 million, was converted automatically into shares of Ivivi's common stock on the initial public offering date.

Operating Activities

Net cash flows used by operating activities were $347,815 for the six months ended September 30, 2006 as compared to net cash flows used by operating activities of $2,468,366 for the six months ended September 30, 2005. The use of cash in 2006 was primarily due to a net loss of $4,700,275 related mostly to the Company's medical technologies activities. The net loss was partially offset by non cash charges for the amortization of loan costs and amortization of discount of $431,774 on the convertible notes issued in the private placements, stock based compensation of $1,351,757, equity based penalty expense of $1,174,886 and increases in accounts payable and accrued expenses of $1,143,790.

The use of cash in 2005 was primarily due to a net loss of $2,514,033 related mostly to the Company's medical technologies activities. The net loss was partially offset by non cash charges for the amortization of loan costs and amortization of discount of $375,323 on the convertible notes issued in the private placements, stock based compensation of $93,975 and equity based penalty expense of $150,885. The Company recorded a non-cash recovery of expense of $726,434 due to the decrease in the fair value of the liability for warrants issued with registration rights in the 2005 period. In addition, the Company recorded an increase in accounts receivable of $294,010

Investing Activities

For the six months ended September 30, 2006, cash used in investing activities was zero. For the six months ended September 30, 2005, $21,963 was used for the purchase of equipment.

Financing Activities

During the six months ended September 30, 2006, the Company paid $501,541 for deferred costs related to the private placements as compared to $80,766 during the six months ended September 30, 2005. During the six months ended September 30, 2006, Ivivi had net proceeds from notes payable of $245,725.

The Company does not have any material external sources of liquidity or unused sources of funds.

The Company's revenues, operations and cash flows over the past few years have declined. Management has recognized the situation and has developed a business plan to enhance the activities of its operations.


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

As of the end of the period covered by this Quarterly Report on Form 10- QSB, the Company carried out an evaluation, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of its disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation as of September 30, 2006, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that the Company files or submits under the Securities Exchange Act is accumulated and communicated to the Company's management including its Chief Executive Officer and Chief Financial Officer, to ensure that such information is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

Changes In Internal Controls Over Financial Reporting.

The financial statements contained in the Company's Quarterly Report on Form 10-QSB for the Company's fiscal quarter ended September 30, 2005, required restatement related to the accounting for the fair value of warrants issued with convertible debt, and a beneficial conversion feature related to the convertible debt issued with respect to the private placements completed in December 2004 and February 2005 as previously accounted for by the Company.

The Company has taken the following steps in connection with its internal controls: (i) during the quarter ended June 30, 2005, the Company retained a certified public accountant as a consultant to assist with the Company's financial reporting obligations and to improve its internal controls over financial reporting and (ii) during the quarter ended September 30, 2005, the Company hired a certified public accountant as a part-time employee responsible for assisting management with internal controls, financial reporting and closing the Company's books and records. In connection with Ivivi's initial public offering in October 2006, Ivivi hired a Chief Financial Officer and a Controller. Both individuals are certified public accountants and have vast public company experience.

Except as set forth above, there have been no changes in the Company's internal controls over financial reporting that occurred during the Company's last fiscal quarter to which this Quarterly Report on Form 10- QSB relates that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.


                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.


On May 25, 2005, Ivivi filed a complaint against Regenesis Biomedical, Inc., Virginia Rybski, Vice President of Sales and Marketing of Regenesis, Terrence Kennedy, Regional Sales Manager for the South Eastern Territories of Regenesis, Mary Ritz, President of Regenesis, and Frank George, Chief Science and Technology Officer of Regenesis, in the Superior Court of New Jersey - Law Division - Bergen County, Docket 3724-05, alleging breach of contract, tortious interference and conversion. We are seeking money damages and an injunction against future sales of the competing product. On July 5, 2005, the defendants filed a motion to dismiss for lack of personal jurisdiction or for failure to state a claim upon which relief can be granted. The Court denied the defendants' motion and permitted a period of discovery to determine jurisdiction as to defendants, Terrence Kennedy, Mary C. Ritz and Frank R. George. In July 2006, Regensis filed counterclaims against us claiming unfair competition, tortious interference, employee piracy and tortious interference for allegedly falsely advising customers with regard to Regensis, and Ms. Rybski and Mr. Kennedy filed counterclaims against us alleging tortious interference with their prospective economic advantage. Although we and the other parties have exchanged draft settlement proposals with respect to this matter, the matter has not yet been resolved. By agreement and stipulation, dated October 13, 2006, signed by all parties to the litigation and their legal counsel, the parties agreed to dismiss with prejudice the complaint and counterclaim subject to the terms as set forth therein. The stipulation of dismissal and order was filed with the court on October 17, 2006.

On August 17, 2005, Ivivi filed a complaint against Conva-Aids, Inc. t/a New York Home Health Care Equipment, or NYHHC, in the Superior Court of New Jersey, Law Division, Docket No. BER-L-5792-05, alleging breach of contract with respect to a distributor agreement that we and NYHHC entered into on or about August 1, 2004, pursuant to which: (i) we appointed NYHHC as exclusive distributor of our products in a defined market place for so long as NYHHC secured a minimum number of placements of our products and (ii) NYHHC agreed to pay us $2,500 per month for each product shipped to NYHHC. By letter, dated August 9, 2005, we terminated the agreement due to NYHHC's failure to make the payments required under the agreement and failure to achieve the minimum number of placements required under the agreement. We are seeking various forms of relief, including:
(i) money damages, including amounts due under unpaid invoices in an aggregate amount of $236,560, (ii) an accounting and (iii) the return of our products. The defendants filed a motion to dismiss alleging lack of jurisdiction and failure to state a claim with regard to Harry Ruddy. We opposed the defendant's motion to dismiss. On November 18, 2005, the Court denied the defendant's motion to dismiss, without prejudice, based upon lack of jurisdiction, which has not been completely decided. The Court permitted a period of discovery to determine the jurisdiction issue, which discovery is substantially complete. The defendants filed another motion to dismiss based upon a claim of lack of jurisdiction, which was heard and denied by the Court on June 9, 2006. On or about July 10, 2006, the defendants filed an answer and NYHHC filed counterclaims against us for breach of contract, breach of the implied covenant of good faith and fair dealing, restitution, unjust enrichment and fraudulent inducement. An answer to the counterclaim was filed on August 9, 2006.

On October 10, 2006, Ivivi received a demand for arbitration by Stonefield Josephson, Inc. with respect to a claim for fees for accounting services in the amount of approximately $106,000, plus interest and attorneys fees. Stonefield Josephson had previously invoiced Ivivi for fees for accounting services in an amount which Ivivi has refuted. Ivivi intends to respond to Stonefield Josephson's demand for arbitration, which we believe is procedurally defective and premature due to Stonefield Josephson's failure to participate in required mediation, and to defend against the claim vigorously, although provision has been made for the amount of the claim in the financial statements. Moreover, Ivivi reserves all rights to pursue claims against Stonefield Josephson. On October 26, 2006, Ivivi sent a letter requesting the required mediation before arbitration.

Other than the foregoing, the Company is not a party to, and none of its property is the subject of, any pending legal proceedings other than routine litigation that is incidental to its business.

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

                                           ADM Tronics Unlimited, Inc.
                                           (Registrant)

                                       By: /s/ Andre' DiMino
                                           -----------------------------------
                                           Andre' DiMino, Chief Executive
                                           Officer and Chief Financial Officer

Dated: Northvale, New Jersey
       November 20, 2006