Form 10QSB
period 2006-12-31
ADM TRONICS UNLIMITED INC/DE
filed 2007-02-14
CIK 849401

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2006

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

53,882,037 shares of Common Stock, $.0005 par value, as of February 7, 2007

                           ADM TRONICS UNLIMITED, INC.

                                      INDEX

                                                                     Page Number
                                                                     -----------
Part I. Financial Information

Item 1. Consolidated Financial Statements:

  Consolidated Balance Sheet - December 31, 2006 (unaudited)              3

  Consolidated Statements of Operations - For the
     three months and nine months ended December
     31, 2006 and 2005 (unaudited)                                        4

  Statement of Stockholders' Equity For the
     nine months ended December 31, 2006 (unaudited)                      5

  Consolidated Statements of Cash Flows - For the nine
     months ended December 31, 2006
     and 2005 (unaudited)                                                 6

  Notes to Consolidated Financial Statements (unaudited)                  7

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                    10

Item 3. Controls and Procedures                                          13

Part II. Other Information

Item 1. Legal Proceedings                                                14

Item 6.  Exhibits                                                        14


                  ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2006
                                  (Unaudited)

ASSETS

Current assets:
    Cash and cash equivalents                                          $  2,647,761
    Accounts receivable, net of allowance for doubtful
      accounts of $6,689                                                     44,279
    Inventories                                                             189,015
    Prepaid expenses and other current assets                                 2,996
                                                                       ------------

Total current assets                                                      2,884,051

Property and equipment, net of accumulated depreciation
    of $55,495                                                               17,012

Inventory - long term portion                                               122,838
Investment in Ivivi                                                       3,011,241
Due from Ivivi                                                                8,604
Loan receivable and accrued interest, officer                                92,565
Other assets                                                                 92,317
                                                                       ------------

Total assets                                                           $  6,228,628
                                                                       ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                   $     90,310
    Accrued expenses and other current liabilities                           62,760
                                                                       ------------

Total current liabilities                                                   153,070
                                                                       ------------


Stockholders' equity:
    Preferred stock, $.01 par value; 5,000,000 shares authorized,
      no shares issued and outstanding                                           --
    Common stock, $.0005 par value; 150,000,000 shares
      authorized, 53,882,037 shares issued and outstanding                   26,941
    Additional paid-in capital                                           30,176,924
    Accumulated deficit                                                 (24,128,307)
                                                                       ------------

Total stockholders' equity                                                6,075,558
                                                                       ------------

Total liabilities and stockholders' equity                             $  6,228,628
                                                                       ============

The accompanying notes are an integral part of these consolidated financial statements.




                                              ADM TRONICS UNLIMITED, INC.
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                             FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005



                                             Three Months Ended December 31,       Nine Months Ended December 31,
                                                 2006               2005               2006               2005
                                             ------------       ------------       ------------       ------------
                                              (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)

Revenues                                     $    234,627       $    470,671       $  1,270,188       $  1,289,482
                                             ------------       ------------       ------------       ------------

Costs and expenses:
    Cost of sales                                  79,794            238,559            330,845            507,835
    Research and development                          828             85,599            298,219            407,524
    Selling, general and administrative           821,622          1,000,767          4,117,748          3,697,506
                                             ------------       ------------       ------------       ------------

Total operating expenses                          902,244          1,324,925          4,746,812          4,612,865
                                             ------------       ------------       ------------       ------------

Operating loss                                   (667,617)          (854,254)        (3,476,624)        (3,323,383)

Interest and financing costs, net              (1,263,146)          (430,310)        (3,128,569)        (1,201,648)
Change in fair value of warrant and
    registration rights liabilities              (352,188)           537,743           (378,033)         1,264,177
Equity in net loss of Ivivi                      (575,853)                --           (575,853)                --
                                             ------------       ------------       ------------       ------------

Net loss                                     $ (2,858,804)      $   (746,821)      $ (7,559,079)      $ (3,260,854)
                                             ============       ============       ============       ============

Net loss per share, basic and diluted:       $      (0.05)      $      (0.01)      $      (0.14)      $      (0.06)
                                             ============       ============       ============       ============

Weighted average shares outstanding            53,882,037         53,882,037         53,882,037         53,882,037



The accompanying notes are an integral part of these consolidated financial statements.




                                           ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                           FOR THE NINE MONTHS ENDED DECEMBER 31, 2006
                                                           (Unaudited)


                                                                              Additional
                                                     Common Stock               Paid-in        Accumulated
                                                Shares          Amount          Capital          Deficit           Total
                                             ------------- ---------------  ----------------  ---------------  ---------------

Balance, March 31, 2006                        53,882,037  $       26,941   $    10,342,480   $  (16,569,228)  $   (6,199,807)

Share based compensation                                -               -         1,779,913                -        1,779,913

Reclassification of warrant liability
    upon effectiveness of Ivivi's
    registration statement                              -               -           630,312                -          630,312

Reclassification of unamortized loan
    costs and discount upon conversion
    of Ivivi debt                                       -               -          (669,347)               -         (669,347)

Net assets of equity method
    Investment in Ivivi                                                           3,401,810                -        3,401,810

Increase in paid in capital of Ivivi                    -               -           184,284                -          184,284

Deconsolidation of Ivivi                                                         14,507,472                -       14,507,472

Net loss                                                -               -                 -       (7,559,079)      (7,559,079)
                                             ------------- ---------------  ----------------  ---------------  ---------------

Balance December 31, 2006                      53,882,037  $       26,941   $    30,176,924   $  (24,128,307)  $    6,075,558
                                             ============= ===============  ================  ===============  ===============






                                         ADM TRONICS UNLIMITED, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AND 2005
                                                 (Unaudited)



                                                                                2006              2005
                                                                             -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                     $(7,559,079)      $(3,260,854)
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization                                                 17,559            67,873
    Loss from equity investment                                                  575,853                --
    Stock based compensation                                                   1,779,913           140,962
    Amortization of loan costs and discount                                    1,692,354           519,216
    Share based financing penalties                                            1,355,837           238,018
    Provision for doubtful accounts                                               16,882            74,716
    Change in fair value of warrant and registration rights liabilities          196,682        (1,264,177)
    Amortization of deferred revenue                                              (4,833)
Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                                          (34,225)         (286,040)
    Inventory                                                                    (30,330)          (17,005)
    Prepaid expenses and other current assets                                   (101,785)          267,179
    Other assets                                                                  (1,107)           (1,106)
  Increase (decrease) in:
    Accounts payable and accrued expenses                                      1,268,414           453,020
    Deferred revenue                                                             290,000                --
                                                                             -----------       -----------

Net cash used by operating activities                                           (537,865)       (3,068,198)
                                                                             -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash retained by Ivivi                                                           (67,483)               --
Purchases of property and equipment                                               (2,657)          (21,963)
                                                                             -----------       -----------

Net cash used by investing activities                                            (70,140)          (21,963)
                                                                             -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net                                                 245,725         1,250,000
Receivable from Ivivi                                                          2,598,662                --
Deferred offering costs                                                         (571,291)         (245,300)
                                                                             -----------       -----------

Net cash provided by financing activities                                      2,273,096         1,004,700
                                                                             -----------       -----------

Net increase (decrease) in cash                                                1,665,091        (2,085,461)

Cash and cash equivalents, beginning of period                                   982,670         3,011,631
                                                                             -----------       -----------

Cash and cash equivalents, end of period                                     $ 2,647,761       $   926,170
                                                                             ===========       ===========

Cash paid for:
  Interest                                                                   $   166,174       $   142,388
  Income taxes                                                                        --                --


The accompanying notes are an integral part of these consolidated financial statements.

                                                      6

                           ADM TRONICS UNLIMITED, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements include the accounts of ADM Tronics Unlimited, Inc. and its subsidiaries ("we", "us", "the Company", "our", or "ADM"). These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the instructions to Form 10-QSB and do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring entries) considered necessary for a fair presentation of the results for the interim periods have been included. Operating results for the three and nine months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the full year ending March 31, 2007. The accompanying consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the Company's audited consolidated financial statements and related notes included in the Company's Form 10-KSB for the fiscal year ended March 31, 2006.

IVIVI OPERATIONS

ADM's former majority owned subsidiary, Ivivi Technologies, Inc. ("Ivivi"), filed a Registration Statement with the Securities and Exchange Commission ("SEC") for the initial public offering of a portion of its common stock. The Registration Statement was declared effective by the SEC on October 18, 2006. As a result of the consummation of Ivivi's initial public offering, we no longer own a majority of the outstanding common stock of Ivivi and do not control Ivivi's operations. We do own approximately 34% of Ivivi's outstanding common stock and can exert significant influence based upon the percentage of Ivivi's stock owned by us. As a result, our investment in Ivivi subsequent to October 18, 2006 is reported under the equity method of accounting, whereby we recognize our share of Ivivi's earnings or losses as they are incurred.

GOING CONCERN

In connection with the consummation of Ivivi's initial public offering during October 2006, (i) Ivivi repaid advances made to it by us aggregating approximately $2.6 million and (ii) our outstanding convertible notes were converted into shares of Ivivi's common stock. While we continue to suffer operating and net losses and negative cash flows from operations, we believe that we can continue as a going concern for the next 12 months as a result of the inflow of cash from financing activities and the elimination of our long term debt.

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

LOSS PER SHARE

Basic and diluted loss per common share for all periods presented is computed based on the weighted average number of common shares outstanding during the periods presented as defined by SFAS No. 128, "Earnings Per Share". The assumed exercise of common stock equivalents was not utilized for the nine and three month periods ended December 31, 2006 and 2005 since the effect would be anti-dilutive. There were 11,626,854 common stock equivalents at December 31, 2006 and 50,109,612 at December 31, 2005.

STOCK OPTIONS AND WARRANTS

In April 2006, we adopted the fair value recognition provisions of SFAS No. 123(R), Accounting for Stock-Based Compensation, to account for compensation costs under our stock option plans and those of the our subsidiary. We previously utilized the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (as amended) ("APB 25"). Pro forma information is computed using the Black-Sholes option pricing model at the date of grant of the options based on the following assumptions ranges: risk free interest rates of 3.62% to 4.6%; dividend yield of 0%; volatility factors of the expected market price of our common stock of 60% to 67%; and expected lives of the options of 2.5 to 5 years. The foregoing option valuation model requires input of highly subjective assumptions. Because common share purchase options granted to employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value of estimates, the existing model does not in the opinion of the Company's management necessarily provide a reliable single measure of fair value of common share purchase options that we have granted to our employees and directors.

Pro forma information relating to employee and director common share purchase options is as follows:


                                                                               For the Three          For the Nine
                                                                               Months Ended           Months Ended
                                                                            December 31, 2005     December 31, 2005
                                                                            ------------------     ------------------
       Net loss as reported                                                     $  (746,821)          $(3,260,854)

       Add: Shared based compensation expense included in reported net loss           2,856                 8,568

       Less: Share based compensation calculated under fair value method             (5,261)              (15,783)
                                                                                -----------           -----------
       Pro forma net loss                                                       $  (749,226)          $(3,268,069)
                                                                                ===========           ===========
       Basic and diluted historical loss per share                              $     (0.01)          $     (0.06)
                                                                                ===========           ===========
       Pro forma basic and diluted loss per share                               $     (0.01)          $     (0.06)
                                                                                ===========           ===========

NOTE 2 SEGMENT INFORMATION

Information about segment information is as follows:

                                                                 CHEMICAL        MEDICAL           TOTAL
                                                                 --------        -------           -----
                   Nine Months Ended December 31, 2006:

                      Revenues from external customers        $   584,271      $   685,917      $ 1,270,188
                      Segment loss (operating loss)              (694,316)      (2,782,308)      (3,476,624)

                   Nine Months Ended December 31, 2005:

                      Revenues from external customers            677,250          612,232        1,289,482
                      Segment loss (operating loss)               (70,285)      (3,253,098)      (3,323,383)

                   Three Months Ended December 31, 2006:

                      Revenues from external customers            183,564           51,063          234,627
                      Segment loss (operating loss)              (225,312)        (442,305)        (667,617)

                   Three Months Ended December 31, 2005:

                      Revenues from external customers            212,821          257,850          470,671
                      Segment loss (operating loss)                 8,429         (862,683)        (854,254)

                   Total assets at December 31, 2006            6,181,480           47,148        6,228,628


NOTE 3 INVENTORY

Inventory at December 31, 2006 consists of the following:

Raw materials                                       $ 233,824
Finished goods                                         78,029
                                                    ----------

                                                    $ 311,853
                                                    ==========


NOTE 4 INVESTMENT IN IVIVI AND RELATED CAPITAL TRANSACTIONS

On October 18, 2006, Ivivi's Registration Statement on Form SB-2 was declared effective by the SEC. As a result, unsecured convertible notes in the aggregate principal amount of $6,087,500, issued in our December 2004 and February 2005 joint private placement with Ivivi, automatically converted into shares of Ivivi common stock. Also upon effectiveness of the Registration Statement, unsecured convertible notes in the aggregate principal amount of $2,000,000 issued in connection with Ivivi's November 2005 and March 2006 private placement to four institutional investors automatically converted into shares of Ivivi common stock.

Upon the conversion of the above debt into Ivivi common stock, unamortized loan costs and loan discount in the aggregate amount of $669,347 were charged to additional paid-in capital. Unamortized discount in the amount of $1,218,657 related to a beneficial conversion feature of the convertible debt was charged to interest expense upon conversion.

Upon the effectiveness of Ivivi's Registration Statement, certain ADM warrants which contained registration rights were cancelled. The fair value of these warrants was carried as a liability on our balance sheet. From October 1 through October 18, 2006, we recorded an expense for the change in fair value of these warrants in the amount of $176,857. At October 18, 2006, the liability related to these warrants in the amount of $630,312 was reclassified to additional paid-in capital. For the period from April 1 through October 18, 2006, we recorded an expense related to the change in fair value of these warrants in the amount of $197,082.

Upon the consummation of Ivivi's initial public offering, we no longer own a majority of the outstanding common stock of Ivivi and do not control Ivivi's operations, but can exert significant influence based upon the percentage of Ivivi's stock owned by us. As a result, we have deconsolidated the operations of Ivivi subsequent to October 18, 2006. We have recorded a credit to additional paid-in capital in the amount of $3,401,810 to record our proportionate investment in the net assets of Ivivi at October 18, 2006. Any future change of interest gains or losses related to our investment in Ivivi will be recorded as a credit or charge to additional paid-in capital.

During the period from October 18, 2006 to December 18, 2006, Ivivi recorded an increase in additional paid-in capital as a result of the recognition of compensation expense related to option grants to employees and others. We have recorded a proportional increase in our investment in Ivivi in the amount of $184,284, with a related credit to additional paid-in capital.

In addition, Ivivi paid approximately $2.6 million to us representing the balance in inter-company accounts at October 24, 2006 due to ADM from Ivivi for product manufacturing and allocations of personnel, professional services, rent, utilities, insurance and office support services provided by ADM to Ivivi for the period from March 1989 to October 2006.

The market value of our investment in Ivivi at December 31, 2006 was $19,467,500. However, our common shares of Ivivi have not been registered with the SEC and are subject to restriction as a result of securities laws and a lock-up agreement for 12 months from Ivivi's IPO that has been executed by us.

The following table sets forth summarized results of operations of Ivivi for the period ended December 31, 2006:

                                 April 1, 2006          October 19, 2006
                                       to                      to
                                October 18, 2006        December 31, 2006
                              ---------------------  ------------------------

Revenue                       $            615,307   $               197,867
Costs and expenses                       5,277,786                 1,891,055
                              ---------------------  ------------------------

Net loss                      $         (4,662,479)  $            (1,693,188)
                              =====================  ========================


NOTE 5 NON-CASH FINANCING AND INVESTING ACTIVITIES

As a result of Ivivi's Registration Statement on Form SB-2 being declared effective by the SEC, unsecured convertible notes in the aggregate principal amount of $6,087,500, issued in our December 2004 and February 2005 joint private placement with Ivivi, automatically converted into shares of Ivivi common stock. Also upon effectiveness of the Registration Statement, unsecured convertible notes in the aggregate principal amount of $2,000,000 issued in connection with Ivivi's November 2005 and March 2006 private placement to four institutional investors automatically converted into shares of Ivivi common stock.

Upon the conversion of the above debt into Ivivi common stock, unamortized loan costs and loan discount in the aggregate amount of $669,347 were charged to additional paid-in capital.

Upon the effectiveness of Ivivi's Registration Statement, certain ADM warrants which contained registration rights were cancelled. At October 18, 2006, the liability related to these warrants in the amount of $630,312 was reclassified to additional paid-in capital.

Upon the consummation of Ivivi's initial public offering, we no longer own a majority of the outstanding common stock of Ivivi and do not control Ivivi's operations but can exert significant influence based upon the percentage of Ivivi's stock owned by us. As a result, we have deconsolidated the operations of Ivivi subsequent to October 18, 2006. We have recorded a credit to additional paid-in capital in the amount of $3,401,810 to record our proportionate investment in the net assets of Ivivi at October 18, 2006.

During the period from October 18, 2006 to December 18, 2006, Ivivi recorded an increase in additional paid-in capital as a result of the recognition of compensation expense related to option grants to employees and others. We have recorded a proportional increase in our investment in Ivivi in the amount of $184,284, with a related credit to additional paid-in capital.

NOTE 6 CONCENTRATIONS

As of December 31, 2006, two customers represented 67% of our accounts receivable.

NOTE 7 RECENT ACCOUNTING PROUNCEMENTS

On July 13, 2006, FASB released its final interpretation on uncertain tax positions, FIN 48, "Account for Uncertainty in Income Taxes." FIN 48 addresses the recognition and measurement of uncertain income tax positions using a "more-likely-than-not" threshold and introduces a number of new disclosure requirements. The guidance will become effective as of the beginning of a company's fiscal year beginning after December 15, 2006, for both public and non-public companies. We believe this new pronouncement will have an immaterial impact on our financial statements in future periods.

In September 2006, FASB issued
Statement of Financial Accounting Standards No. 157 ("FAS 157"), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Prior to FAS 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among the many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of FAS 157 to have an effect on our financial statements.





ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the "safe harbor" provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "forecasts", "projects", or similar terms, variations of such terms or the negative of such terms. These forward- looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward- looking statements contained in this report to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward- looking statements include those set forth under "Item. 1 Description of Business - Risk Factors" and elsewhere in, or incorporated by reference into the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2006 and other filings with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION:

Sales revenues are recognized when products are shipped to end users and rental and lease revenues are recognized principally on either a monthly or a pay-per use basis in accordance with individual rental or lease agreements and are recognized on a monthly basis as earned. Shipments to distributors are recognized as sales where no right of return exists. This is generally the case with sales of chemicals. This is generally not the case with sales of the medical products. We recognize revenue from the sale of medical products when the products are shipped to end users. An increasing amount of rental revenue is recognized on a fixed monthly recurring basis as product is utilized by the end-user. Sales returns have been immaterial. Lease revenues through third party distributors have also been immaterial and there have been no sales through third party distributors. Our products are principally shipped on a "freight collect" basis. Shipping and handling charges are immaterial.

USE OF ESTIMATES:

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, impairment of long-lived assets, fair value of equity instruments issued to consultants for services and fair value of equity instruments issued to others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above- described items, are reasonable.


RECENT ACCOUNTING PROUNCEMENTS

On July 13, 2006, FASB released its final interpretation on uncertain tax positions, FIN 48, "Account for Uncertainty in Income Taxes." FIN 48 addresses the recognition and measurement of uncertain income tax positions using a "more-likely-than-not" threshold and introduces a number of new disclosure requirements. The guidance will become effective as of the beginning of a company's fiscal year beginning after December 15, 2006, for both public and non-public companies. We believe this new pronouncement will have an immaterial impact on our financial statements in future periods.

In September 2006, FASB issued
Statement of Financial Accounting Standards No. 157 ("FAS 157"), Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. Prior to FAS 157, there were different definitions of fair value and limited guidance for applying those definitions in GAAP. Moreover, that guidance was dispersed among the many accounting pronouncements that require fair value measurements. Differences in that guidance created inconsistencies that added to the complexity in applying GAAP. The changes to current practice resulting from the application of FAS 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of FAS 157 to have an effect on our financial statements.



BUSINESS OVERVIEW

ADM is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. During the three and nine months ended December 31, 2006 and 2005, our operations were conducted through ADM itself and its three subsidiaries, Ivivi Technologies, Inc. (through October 18, 2006), Pegasus Laboratories, Inc. and Sonotron Medical Systems, Inc. Ivivi has been deconsolidated as of October 18, 2006 upon the consummation of Ivivi's initial public offering, as we no longer own a majority of the outstanding common stock of Ivivi and do not control Ivivi's operations, but can exert significant influence based on the percentage of Ivivi's stock owned by us. As a result, our investment in Ivivi subsequent to October 18, 2006 is reported under the equity method of accounting.

We are a technology-based developer and manufacturer of diversified lines of products in the following three areas: (1) environmentally safe chemical products for industrial use, (2) therapeutic non-invasive electronic medical devices and (3) cosmetic and topical dermatological products. We have historically derived most of our revenues from the development, manufacture and sale of chemical products, and, to a lesser extent, from our therapeutic non-invasive electronic medical devices and topical dermatological products. However, during the nine months ended December 31, 2006, we derived an increased amount of our revenue from the sale and rental of our therapeutic non-invasive medical devices, through Ivivi. With the consummation of Ivivi's IPO, our continuing revenues will once again be derived primarily from the development, manufacture and sale of chemical products, and, to a lesser extent, from our therapeutic non- invasive electronic medical devices and topical dermatological products.


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AS COMPARED TO DECEMBER 31, 2005

REVENUES

We have included the operations of our Ivivi subsidiary in our consolidated results of operations through October 18, 2006. For the three month periods ended December 31, 2006 and 2005, revenues from such operations were $29,354 and $224,073, respectively.

Revenues excluding Ivivi's operations were $205,273 for the three months ended 2006 as compared to $246,598 for the three months ended December 31, 2005, a decrease of $41,325, or 17%. The decrease results from an overall reduction in sales volume as a result of the significant time commitment related to the completion of Ivivi's IPO and the successful negotiation and execution of Ivivi's agreement with Allergan , which took much of management's focus in the period. Gross profit was $128,671 and $115,769 for the three months ended December 31, 2006 and 2005, respectively, the reduction resulting from the decrease in sales volume.

NET LOSS

We have included the operations of our Ivivi subsidiary in our consolidated results of operations through October 18, 2006. For the three month periods ended December 31, 2006 and 2005, net loss attributable to the Ivivi operations was $2,079,094 and $757,655, respectively.

Net loss excluding Ivivi's operations for the three months ended December 31, 2006 was $779,710 compared to net income for the three months ended December 31, 2005 of $10,834. Selling, general and administrative expenses increased by $247,793, or 228%, from $108,226 to $356,019, mainly due to a $205,644 increase in consulting and professional fees. We also recorded an equity method investment loss of $575,853 in 2006 from our investment in Ivivi. Interest income increased $20,198, to $23,490 in the three months ended December 31, 2006 from $3,292 in the three months ended December 31, 2005, due to increased funds invested in a money market account.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2006 AS COMPARED TO DECEMBER 31, 2005

REVENUES

We have included the operations of our Ivivi subsidiary in our consolidated results of operations through October 18, 2006. For the nine month periods ended December 31, 2006 and 2005, revenues from such operations were $615,307 and $540,661, respectively.

Revenues excluding Ivivi's operations were $654,881 for the nine months ended December 31, 2006 as compared to $748,821 for the nine months ended December 31, 2005, a decrease of $93,940, or 12.5%. The decrease results from an overall reduction in sales volume as a result of the significant time commitment related to the completion of Ivivi's IPO and the successful negotiation and execution of Ivivi's agreement with Allergan , which took much of management's focus in the period. Gross profit was $395,496 and $402,479 for the three months ended December 31, 2006 and 2005, respectively, the reduction resulting from the decrease in sales volume.

NET LOSS

We have included the operations of our Ivivi subsidiary in our consolidated results of operations through October 18, 2006. For the nine month periods ended December 31, 2006 and 2005, net loss from the Ivivi operations was $6,315,624 and $3,171,459, respectively.

Net loss excluding Ivivi's operations for the nine months ended December 31, 2006 was $1,243,455 compared to a net loss for the nine months ended December 31, 2005 of $89,395. Selling, general and administrative expenses increased by $590,835, or 118%, from $500,244 to $1,091,079, mainly due to a $327,748 increase in consulting and professional fees and employee stock based compensation expense of $276,201 in 2006, with no such expense in the comparable period. We also recorded an equity method investment loss of $575,853 in 2006 from our investment in Ivivi. Interest income increased $19,610, to $27,981 in the nine months ended December 31, 2006 from $8,371 in the nine months ended December 31, 2005, due to increased funds invested in a money market account.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2006, we had cash and equivalents of $2,647,761 as compared to $982,670 at March 31, 2006. The increase was primarily the result of the payment by Ivivi of approximately $2.6 million representing the balance at October 24, 2006 due from Ivivi for product manufacturing and allocations of personnel, professional services, rent, utilities, insurance and office support services provided to Ivivi for the period from March 1989 to October 2006. These proceeds will be used for increased administrative and marketing costs in order to attempt to increase our revenue. Additionally, as a result of the consummation of Ivivi's initial public offering, we no longer have debt outstanding or any related warrant obligations. This debt, which amounted to approximately $8.1 million, was converted automatically into shares of Ivivi's common stock on the initial public offering date. The market value of our investment in Ivivi at December 31, 2006 was $19,467,500. However, our common shares of Ivivi have not been registered with the SEC and are subject to restriction as a result of securities laws and a lock-up agreement for 12 months from Ivivi's IPO that has been executed by us.

OPERATING ACTIVITIES

Net cash used by operating activities was $537,865 for the nine months ended December 31, 2006 as compared to net cash used by operating activities of $3,068,198 for the nine months ended December 31, 2005. The use of cash in 2006 was primarily due to a net loss of $7,559,079, related mostly to Ivivi's operations, partially offset by non cash charges for the amortization of loan costs and amortization of discount of $1,692,354 on the convertible notes issued in the private placements, stock based compensation of $1,779,913, equity based penalty expense of $1,355,837, equity investment loss of $575,853 and increases in accounts payable and accrued expenses of $1,268,414.

The use of cash in 2005 was primarily due to a net loss of $3,260,854 related mostly to Ivivi's operations, partially offset by non cash charges for the amortization of loan costs and amortization of discount of $519,216 on the convertible notes issued in the private placements, stock based compensation of $140,962 and equity based penalty expense of $238,018. We recorded a non-cash recovery of expense of $1,264,177 due to the decrease in the fair value of the liability for warrants issued with registration rights in the 2005 period. In addition, we recorded an increase in accounts payable of $453,020

INVESTING ACTIVITIES

For the nine months ended December 31, 2006, cash used in investing activities was $70,140. Of this amount, $2,657 was used for the purchase of office equipment and $67,483 was retained by Ivivi after its IPO. For the nine months ended December 31, 2005, $21,963 was used for the purchase of equipment.

FINANCING ACTIVITIES

During the nine months ended December 31, 2006, we paid $571,291 for deferred costs related to the private placements as compared to $245,300 during the nine months ended December 31, 2005. During the nine months ended December 31, 2006 and 2005, Ivivi had net proceeds from notes payable of $245,725 and $1,250,000, respectively. During 2006, we received repayments of advances made to Ivivi of $2,598,662.

We do not have any material external sources of liquidity or unused sources of funds.

Our revenues, operations and cash flows over the past few years have declined. Management has recognized the situation and has developed a business plan to enhance the activities of its operations. Such plan includes retaining a sales representative and seeking to hire additional sales employees as well as seeking strategic relationships to help market and promote certain of our product lines. Although we expect that our available funds and funds generated from our operations, will be sufficient to meet our anticipated needs for a minimum of 12 months, we may need to obtain additional capital to continue to operate and grow our business. Our cash requirements may vary materially from those currently anticipated due to changes in our operations, including our marketing and sales activities, product development, and the timing of our receipt of revenues. We do not have any material external sources of liquidity or unused sources of funds. Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing on terms satisfactory to us or at all.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management's control objectives.

As of the end of the period covered by this Quarterly Report on Form 10- QSB, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based upon that evaluation as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act is accumulated and communicated to our management including our Chief Executive Officer and Chief Financial Officer, to ensure that such information is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

The financial statements contained in our Quarterly Report on Form 10-QSB for our fiscal quarter ended September 30, 2005, required restatement related to the accounting for the fair value of warrants issued with convertible debt, and a beneficial conversion feature related to the convertible debt issued with respect to the private placements completed in December 2004 and February 2005 as previously accounted for by us.

We have taken the following steps in connection with its internal controls: (i) during the quarter ended June 30, 2005, we retained a certified public accountant as a consultant to assist with our financial reporting obligations and to improve our internal controls over financial reporting and (ii) during the quarter ended September 30, 2005, we hired a certified public accountant as a part-time employee responsible for assisting management with internal controls, financial reporting and closing our books and records.

However, there have been no changes in our internal controls over financial reporting that occurred during tour last fiscal quarter to which this Quarterly Report on Form 10- QSB relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

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

Dated: Northvale, New Jersey
       February 14, 2007