Form 10KSB
period 2007-03-31
ADM TRONICS UNLIMITED INC/DE
filed 2007-06-29
CIK 849401

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                                   (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2007

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

The issuer's revenues for its most recent fiscal year were approximately $1,538,000.

The aggregate market value of the issuer's common stock, par value $.0005 per share (the "Common Stock"), held by non-affiliates of the issuer as of June 19, 2007, based on the average of the closing bid and asked prices of $0.25, for such shares on such date, was approximately $6,650,000. For purposes of such calculation, shares of Common Stock held by each executive officer and director and by each person who owns more than 5% of the outstanding shares of Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Common Stock outstanding as of June 19, 2007 was 53,882,037.

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

The Company is a technology-based developer and manufacturer of diversified lines of products and derive revenue from the following three areas: (1) environmentally safe chemical products for industrial use; (2) therapeutic non-invasive electronic medical devices; and (3) cosmetic and topical dermatological products.

The Company is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. Our operations are conducted through ADM Tronics Unlimited, Inc. ("ADM") and its subsidiaries, Ivivi Technologies, Inc. (through October 18, 2006) ("Ivivi"), Pegasus Laboratories, Inc. ("Pegasus") and Sonotron Medical Systems, Inc. ("SMI"). As of June 15, 2007, ADM owned approximately 100% and 94% of the outstanding capital stock of Pegasus and SMI, respectively. Ivivi has been deconsolidated as of October 18, 2006 upon the consummation of Ivivi's initial public offering, as we no longer own a majority of the outstanding common stock of Ivivi and do not control Ivivi's operations, but can exert significant influence based on the percentage of Ivivi's stock owned by us. As a result, our investment in Ivivi subsequent to October 18, 2006 is reported under the equity method of accounting. As of June 15, 2007, we owned approximately 34% of the outstanding capital stock of Ivivi.

COMPANY PRODUCTS

CHEMICAL PRODUCTS FOR INDUSTRIAL USE

We develop, manufacture and sell chemical products to industrial users. Such products consist primarily of the following:

o Water-based primers and adhesives;
o Water-based coatings and resins; and
o Water-based chemical additives.

Water-based primers and adhesives are chemical compounds used to bind different plastic films, metal foils and papers. Examples are the binding of polyethylene to polyester, nylon, vinyl, aluminum, paper and cellophane. Our water-based primers and adhesives are similar in function to solvent-based primers that are widely used to bind plastic films, papers and foils. Solvent-based systems have come under criticism since they have been found to be highly pollutant, dangerous to health and generally caustic in nature. Based upon our experience since 1969, including information furnished to us by certain of our customers, we believe that water-based systems have no known polluting effects and pose no known health hazards. There can, of course, be no assurance that any governmental restrictions will not be imposed on our water-based products or that such products will be accepted as replacements for solvent based products.

Coatings and resins for the printing industry are used to impart properties to the printed substrate. Our coatings and resins can be used to coat printed material for glossy or aesthetic appeal to make such material virtually impervious to certain types of grease and to impart other characteristics required or desired for various products and specifications.

Certain of our chemical additives are used to impart properties to inks and other chemical products used in the food packaging and printing industries. These additives are used for their ability to improve the performance of such products.

None of our chemical products are protected by patents, although the names of some of such products have been protected by trademarks. We do not believe that any such trademarks are material to our business. As of March 31, 2007, the dollar amount of backlog orders for our chemical products believed by us to be firm, was not material.

THERAPEUTIC NON-INVASIVE MEDICAL DEVICES

SONOTRON TECHNOLOGY

SMI, a majority-owned subsidiary of ADM, has developed a technology, known as the Sonotron Technology, to develop medical devices to treat subjects suffering from the pain of inflammatory joint conditions. Although some of the devices utilizing this technology are commercially available for the treatment of animals, none of such devices have received clearance from the U.S. Food and Drug Administration (the "FDA") for human application in the United States.

The Sonotron Technology is the subject of three United States patents (the "Sonotron Patents"), which expire in 2011, 2012 and 2016. Foreign patents relating to the Sonotron Technology have been issued in Brazil, Canada, France, Holland, Italy, Japan, Sweden, Switzerland, the United Kingdom and West Germany, which patents expire on various dates through 2009.

SMI intends to use data obtained from clinics utilizing the Sonotron Device as well as additional data it may obtain from others in the Company's FDA application, if filed. SMI believes that sufficient data may be collected from these investigations to support a submission to the FDA; however, there can be no assurance that such data will be sufficient or if sufficient data will result in the filing of an application with the FDA. There can be no assurance that we will obtain sufficient data in the foreseeable future, if at all, to file an FDA application for FDA clearance of the Sonotron Device for marketing in the United States for human application or that any data theretofore or thereafter obtained by the Company will be satisfactory or will be sufficient to support our FDA application. SMI does not intend to make any material changes to the Sonotron Devices nor have any such changes been made since the completion of the research and development. In the event that Sonotron Devices cannot be marketed pursuant to FDA clearance and the data obtained by the Company are not favorable or, for any other reason, our FDA application is not filed or, if filed, is not approved by the FDA, neither the Company nor SMI will be able to market the Sonotron Devices in the United States to others in connection with human applications, other than for research purposes. Under such circumstances, it is probable that the Sonotron Devices will not be able to be marketed with respect to human applications thereof in many foreign countries.

In 1997, the Company developed a device which utilizes the Sonotron Technology to non-invasively treat neural-cerebral conditions (the "NCCD Device"). The NCCD Device is a non-invasive electronic therapy device which is designed to emit certain radio and audio waves at prescribed power outputs to a patient's brain and spinal cord. Since 1997, the NCCD Device has been in the prototype stage. Limited initial preliminary tests on human subjects on a non-controlled basis appear to indicate that treatment with the NCCD Device has a beneficial effect on the symptoms related to certain neuro-cerebral disorders. The results ranged from minor improvement in certain limited symptoms to dramatic overall improvements. Based upon such results, subject to obtaining sufficient capital, we intend to conduct extensive controlled clinical studies of the NCCD Device. Testing involves applying radio and audio waves to the patients' spinal cords and cerebrum on a weekly basis for several weeks to small groups of patients having cerebral palsy, multiple sclerosis and Parkinson's Disease.

In order to commercially exploit the NCCD Device, we must successfully conduct significant engineering and design work. Such work includes the design and manufacture of a pre-production model and the production of approximately 40 similar units for use in the proposed clinical studies. If the clinical studies establish the efficacy of the NCCD Device, we intend to seek FDA approval of the NCCD Device. We also plan to file applications for certain foreign and domestic patents in connection with the NCCD Device. There can be no assurance that any clinical studies of the NCCD Device will yield successful results or that FDA approval will be obtained. The Company believes that the cost of clinical studies and the engineering and design work will be approximately $3,000,000. Because we do not presently have sufficient funds to complete such tests and studies, we have sought and will continue to seek financing for such purposes. There can be no assurance that the Company will be able to obtain such financing on terms not unfavorable to it, if at all.

As of March 31, 2007, the dollar amount of backlog orders for Sonotron Devices was not material.

AUREX-3

The Company has developed an electronic device (the "Aurex-3") for the treatment of Tinnitus. Tinnitus is a human medical condition which manifests itself in a constant and annoying ringing in the ears. The Aurex-3 uses a probe that transmits a vibratory and audio signal. In April 2001 United States patent was issued with respect to the Tinnitus Device and such was assigned to the Company by Dr. Di Mino. In May 1998, a 510-K Pre-market Notification ("PMN") was filed by the Company with the FDA and in August 1998, the FDA notified the Company that the PMN was accepted. Accordingly, we may market the product in the United States for its intended indication, "[t]he treatment and control of tinnitus." From August 1998 to November 1999, we finalized manufacturing plans for the Aurex-3. Sales of the Aurex-3 have not been material. There can be no assurance that we will receive significant orders for the Aurex-3 or, if such orders are received, that we will be able to manufacture the Aurex-3 in sufficient quantities.

NEEDLE EATER

In May 1999, the Company acquired certain assets related to the Needle-Eater, a patented device used to dispose of used syringes and other medical sharps. The Company acquired the worldwide rights to the patent covering the technology in the Needle-Eater product, an inventory of finished units and parts, the rights to trademarks and information needed to assist it in manufacturing the units. The Company paid $14,206 to the previous owner of the Needle-Eater, and issued options to purchase an aggregate of 500,000 shares of our common stock at an exercise price of $.625 per share, all of which have expired. We also agreed to pay a consulting fee of $750 per month for 24 months and a royalty of 5% on gross sales of Needle-Eater products for the life of the patent as well as certain other compensation. To date, sales of Needle Eater products have not been material.

COSMETIC AND TOPICAL PRODUCTS

The Company, through its subsidiary, Pegasus, has developed several cosmetic and topical products. We have not realized any significant revenues from such products and there can be no assurance that any such products will account for significant revenues or any profits in the future.

Although we believe that our proposed products can be successfully marketed for over-the-counter use through one or more entities representing numerous retail pharmacies and otherwise, there can be no assurance that sales of such products will be material or that we will be able to derive any profits therefrom.

CUSTOMERS

During our fiscal years ended March 31, 2007 and 2006, sales of chemical products accounted for approximately 48% and 50% of our operating revenues, respectively; sales and/or rentals of medical device products accounted for approximately 52%, and 50% of our operating revenues, respectively; and sales of our cosmetic and topical dermatological products were not material. No contract exists with any of our customers that would obligate any customer to continue to purchase and/or rent products from us.

During the year ended March 31, 2007, four customers accounted for 59% of ADM' s revenue. During the fiscal year ended March 31, 2006, no one customer accounted for more than 10% of our revenue. As of March 31, 2007, two customers represented 53% of our accounts receivable. The loss of these major customers could have a material impact on our operations and cash flow.

MARKETING AND DISTRIBUTION

A majority of ADM's chemical product sales are distributed to customers directly from ADM's headquarters. Customers place purchase orders with the Company and chemical products are then shipped via common carrier truck delivery on an "FOB shipping point" basis. A portion of the sales are accomplished through distributors who place purchase orders with ADM for certain quantities of its chemical products which are shipped by common carrier to their respective warehouses. These stocking distributors then ship product to the ultimate customer via common carrier from their inventory of ADM's chemical products.

MANUFACTURER AND SUPPLIERS

                                  MANUFACTURER

ADM manufactures its chemical products and SMI's and Ivivi's medical device products at its facilities located in Northvale, New Jersey.

ADM, Ivivi and SMI are parties to a manufacturing agreement, pursuant to which ADM serves as the exclusive manufacturer of all current and future medical, non-medical electronic and other devices or products to be produced by such entities. Pursuant to the terms of the manufacturing agreement, for each product that ADM manufactures for the entity, the entity pays ADM an amount equal to 120% of the sum of (i) the actual, invoiced cost for raw materials, parts, components or other physical items that are used in the manufacture of the product and actually purchased for the entity by the Company, if any, plus (ii) a labor charge based on ADM's standard hourly manufacturing labor rate.

ADM warrants the products it manufactures for SMI and Ivivi against defects in material and workmanship for a period of 90 days after the completion of manufacture. After such 90-day period, ADM has agreed to provide repair services for the products to the entity at its customary hourly repair rate plus the cost of any parts, components or items necessary to repair the products unless the entity provides such parts, components or items to ADM.

Under the manufacturing agreement, all inventions, patentable or otherwise, trade secrets, discoveries, ideas, writings, technology, know-how, improvements or other advances or findings relating to the entities' products and technologies shall be and become the exclusive proprietary and confidential information of such entity or any person to whom such entity may have assigned rights therein. The Company has no rights in any such proprietary or confidential information and is prohibited from using or disclosing any of such proprietary or confidential information for its own benefit or purposes, or for the benefit or purpose of any other person other than the entity without such entity's prior written consent. ADM has also agreed to cooperate with each entity in securing for it any patents, copyrights, trademarks or the like which it may seek to obtain in connection therewith. If ADM breaches any of the confidentiality agreements contained in the manufacturing agreement, or if these agreements are not sufficient to protect the entity's technology or are found to be unenforceable, the entity's competitors could acquire and use information that it considers to be our trade secrets and the entity may not be able to compete effectively.

Since ADM is the exclusive manufacturer of all of SMI's and Ivivi's current and future products under the manufacturing agreement, if the operations of ADM are interrupted or if orders or orders of other customers of the Company exceed our manufacturing capabilities, we may not be able to deliver products on time and the entities may not be able to deliver their respective products to their respective customers on time. Under the terms of the manufacturing agreement, if ADM is unable to perform its obligations thereunder or is otherwise in breach of any provision thereof, the entities have the right, without penalty, to engage third parties to manufacture some or all of their products. In addition, if an entity elects to utilize a third- party manufacturer to supplement the manufacturing being completed by ADM, such entity has the right to require us to accept delivery of the products from these third-party manufacturers, finalize the manufacture of the products to the extent necessary for such entity to comply with FDA regulations and ensure that the design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process have been met.

As the exclusive manufacturer of the medical devices of SMI and Ivivi, ADM is required to comply with quality requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process. In addition, our manufacturing facility is required to be registered as a medical device manufacturing site with the FDA and is subject to inspection by the FDA. The Company has been registered by the FDA as a Registered Medical Device Establishment since 1988 allowing it to manufacture medical devices in accordance with procedures outlined in FDA regulations, which include quality control and related activities. Such registration is renewable annually and although we do not believe that the registration will fail to be renewed by the FDA, there can be no assurance of such renewal. Our failure to obtain any annual renewal would have a material adverse effect on the entities if they were not able to secure another manufacturer of their products.

                                    SUPPLIERS

ADM purchases the raw materials used in the manufacture of its chemical products from numerous sources. We believe that all necessary raw materials for our chemical products are readily available and will continue to be so in the foreseeable future. We have never had, nor do we anticipate experiencing, any shortages of such materials. The raw materials for chemical products consist primarily of water, resins, elastomers and catalysts. We generally maintain sufficient quantities of inventories of our chemical products to meet customer demands. When orders are received by us for our chemical products, our customers require immediate shipment thereof. Accordingly, in order to satisfy its customers' needs, we have maintained an inventory ranging, in dollar amounts, from 15% to 30% of sales of chemical products in the form of either raw materials or finished goods.

We purchase the raw materials, parts, components and other items that are required to manufacture products for SMI and Ivivi. We rely on a limited number of suppliers for such raw materials, parts, components and other items. Although there are many suppliers for each of these raw materials, parts, components and other items, we are dependent on a limited number of suppliers for many of the significant raw materials and components. We do not have any long-term or exclusive purchase commitments with any of our suppliers. The failure to maintain existing relationships with suppliers or to establish new relationships in the future could also negatively affect our ability to obtain raw materials and components used in the products in a timely manner. If we are unable to obtain ample supply of product from our existing suppliers or alternative sources of supply, wet may be unable to satisfy SMI's and Ivivi's orders which could reduce our revenues and adversely affect their relationships with their customers.

RESEARCH AND DEVELOPMENT

During our fiscal years ended March 31, 2007 and 2006, we made no material expenditures with respect to company-sponsored research and development activities relating to our chemical business other than a portion of the regular salaries of our executive officers and certain employees which may be allocated thereto. During such fiscal years, we did not expend any funds on customer-sponsored research and development activities with respect thereto.

During our fiscal years ended March 31, 2007 and 2006, other than the regular compensation paid by us to our executive officers, we did not spend any appreciable amounts on testing, application, clinical studies and company-sponsored research and development activities in connection with the Sonotron Technology and other activities determined in accordance with generally accepted accounting principles. During each of such years no material amounts were spent on customer-sponsored research and development activities relating to the development of new products, services or techniques or the improvement of any of the foregoing.

During our fiscal years ended March 31, 2007 and 2006, aside from research and development performed by Ivivi, we made no material expenditures with respect to company-sponsored research and development activities relating to our medical device business.

COMPETITION

Our chemical business is highly competitive and substantially all of our competitors possess greater experience, financial resources, operating history and marketing capabilities than do we. Although we do not believe that there are one or more dominant competitors in such industry, there can be no assurance that we will be able to effectively compete with any or all of our competitors on the basis of price, service or otherwise. Competitors may be better able to withstand a change in conditions within the chemical products industry and throughout the economy as a whole. In addition, current and anticipated future consolidation among our competitors and customers may cause us to lose market share as well as put downward pressure on pricing. Furthermore, there is a trend in the chemical industry toward relocation of manufacturing facilities to lower-cost regions such as Asia. Such relocation may permit some of our competitors to lower their costs and improve their competitive position. If we do not compete successfully, our business, operating margins, financial condition, cash flows and profitability could be adversely affected.

Our results of operations depend, in part, on our ability to expand our chemical product offerings. We are committed to remaining a competitive producer and believe that our portfolio of new or re-engineered products is strong. However, we may not be able to continue to develop new products, re-engineer existing products successfully or bring them to market in a timely manner. While we believe that the products, pricing and services we offer customers are competitive, we may not be able to continue to attract and retain customers to which to sell our chemical products.

INSURANCE

The Company may be exposed to potential product liability claims by those who use our products. Therefore, we maintain a general liability insurance policy, which includes aggregate product liability coverage of $2,000,000 for certain of our products. The Company does not have product liability coverage for its medical device products. We believe that our present insurance coverage is adequate for the types of products currently marketed. There can be no assurance, however, that such insurance will be sufficient to cover potential claims or that the present level of coverage will be available in the future at a reasonable cost.

EMPLOYEES

As of June 19, 2007, we had an aggregate of 16 employees. As of such date, we had four salaried employees in executive or managerial positions.

RECENT DEVELOPMENTS

INITIAL PUBLIC OFFERING OF IVIVI

The Company's former majority owned subsidiary, Ivivi Technologies, Inc. ("Ivivi"), filed a Registration Statement with the Securities and Exchange Commission ("SEC") for the initial public offering of a portion of its common stock. The Registration Statement was declared effective by the SEC on October 18, 2006. As a result of the consummation of Ivivi's initial public offering, the Company no longer owns a majority of the outstanding common stock of Ivivi and does not control Ivivi's operations. The Company owns approximately 34% of Ivivi's outstanding common stock and can exert significant influence based upon the percentage of Ivivi's stock owned by it. As a result, the Company's investment in Ivivi subsequent to October 18, 2006 is reported under the equity method of accounting, whereby it recognizes its share of Ivivi's earnings or losses as they are incurred.

RISK FACTORS

An investment in our stock involves a high degree of risk. You should carefully consider the following information, together with other information in this annual report, before buying shares of our stock. If any of the following risks or uncertainties occur, our business, financial condition and results of operations could be materially and adversely affected, the trading price of our stock could decline and you may lose all or a part of the money you paid to buy our stock.

                     RISKS RELATING TO OUR CHEMICAL BUSINESS

NEW ENVIRONMENTAL OR OTHER REGULATIONS COULD INCREASE THE COMPANY'S OPERATING COSTS.

Like other manufacturers, the Company is subject to a broad range of Federal, state and local laws and requirements, including those governing discharges in the air and water, the handling and disposal of solid and hazardous substances and wastes, the remediation of contamination associated with the release of hazardous substances, work place safety and equal employment opportunities. We have made expenditures to comply with such laws and requirements. We believe, based on information currently available to management, that we are in compliance with applicable environmental and other legal requirements and that we will not require material capital expenditures to maintain compliance with such requirements in the foreseeable future. Governmental authorities have the power to enforce compliance with such laws and regulations, and violators may be subject to penalties, injunctions or both. Third parties may also have the right to enforce compliance with such laws and regulations. As ADM develops new formulations for its chemical products, those products may become subject to additional review and approval requirements governing the sale and use of its products. Although our manufacturing processes do not currently result in the generation of hazardous wastes, this may not always be the case and material costs or liabilities may be incurred by us in the future as a result of the manufacturing operations. It is also possible that other developments, such as additional or increasingly strict requirements of laws and regulations of these types, or enforcement policies thereunder, could significantly increase our costs of operations.

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

Our manufacturing operations with respect to our chemical products depend upon obtaining adequate supplies of our raw materials on a timely basis. The loss of a key source of supply or a delay in shipments could have an adverse effect on our business. We are exposed to price risks associated with these raw material purchases. The availability and prices of raw materials may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers' allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates, cost components of raw materials and worldwide price levels. Our results of operations could be adversely affected if we are unable to obtain adequate supplies of raw materials in a timely manner or if the costs of raw materials increased significantly.

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

                  RISKS RELATING TO OUR MEDICAL DEVICE BUSINESS

SMI AND IVIVI OUTSOURCE THE MANUFACTURING OF THEIR PRODUCTS TO US AND IF OUR OPERATIONS ARE INTERRUPTED OR IF OUR ORDERS EXCEED OUR MANUFACTURING CAPABILITIES, THEY MAY NOT BE ABLE TO DELIVER THEIR PRODUCTS TO CUSTOMERS ON TIME.

Pursuant to a manufacturing agreement between SMI, Ivivi and us, we are the exclusive manufacturer of the products of SMI and Ivivi. We operate a single facility and have limited capacity that may be inadequate if SMI's or Ivivi's customers place orders for unexpectedly large quantities of their products, or if our other customers place large orders of products, which could limit our ability to produce the products of SMI or Ivivi. In addition, if our operations were halted or restricted, even temporarily, or we are unable to fulfill large orders, SMI and Ivivi could experience business interruption, increased costs, damage to their reputations and loss of their customers. Although SMI and Ivivi have the right to utilize other manufacturers if we are unable to perform under our agreement, manufacturers of their products need to be licensed with the FDA, and identifying and qualifying a new manufacturer to replace us as the manufacturer of their products could take several months during which time, they would likely lose customers and our revenues could be materially delayed and/or reduced. In addition, our failure to produce such products could result in claims against us. See "Item 1. Business - Manufacturer and Suppliers."

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS FOR THE COMPONENTS AND RAW MATERIALS USED IN OUR PRODUCTS AND THE PRODUCTS MANUFACTURED FOR THIRD PARTIES, INCLUDING SMI AND IVIVI, AND ANY INTERRUPTION IN THE AVAILABILITY OF THESE COMPONENTS AND RAW MATERIALS COULD REDUCE OUR REVENUE.

We rely on a limited number of suppliers for the components and raw materials used in the products that we manufacture for others, including SMI and Ivivi. Although there are many suppliers for each of their component parts and raw materials, we are dependent on a single or limited number of suppliers for many of the significant components and raw materials. This reliance involves a number of significant risks, including:

o unavailability of materials and interruptions in delivery of components and raw materials from suppliers;
o manufacturing delays caused by such unavailability or interruptions in delivery; and
o  fluctuations in the quality and the price of components and raw materials.

We do not have any long-term or exclusive purchase commitments with any of our suppliers. Failure to maintain existing relationships with suppliers or to establish new relationships in the future could also negatively affect our ability to obtain components and raw materials used in these products in a timely manner. If we are unable to obtain ample supply of product from existing suppliers or alternative sources of supply, we may be unable to satisfy our customers' orders which could reduce our revenues and adversely affect our relationships with these customers. See "Item 1. Business - Manufacturers and Suppliers."

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

The testing and production of medical devices are subject to regulation by the FDA as devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. In the United States, medical devices must be:

o manufactured in registered and quality approved establishments by the FDA; and
o produced in accordance with the FDA Quality System Regulation ("QSR") for medical devices.

As a result we, as the manufacturer of Ivivi's and other parties' devices, are required to comply with QSR requirements and if we fail to comply with these requirements, Ivivi and other third parties will need to find another company to manufacture its devices. In addition, the Company's manufacturing facility:

o is required to be registered as a medical device manufacturing site with the FDA; and
o is subject to inspection by the FDA.

The FDA can impose civil and criminal enforcement actions and other penalties on us if we fail to comply with stringent FDA regulations.

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

We have incurred substantial net losses of approximately $8.1 million and $7.1 million for the fiscal years ended March 31, 2007 and 2006, respectively. At March 31, 2007, we had an accumulated deficit of $24.7 million. We expect to incur additional operating losses, as well as negative cash flow from operations, for the foreseeable future.

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

We do not have product liability coverage for our medical device products. While we are not aware of side-effects resulting from the use of any of our products, there may be unknown long-term effects of their use that may result in product liability claims in the future. Further, we cannot provide any assurance that:

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

Andre' DiMino, our President and Chief Executive Officer, also serves as Vice Chairman and Co-Chief Executive Officer of Ivivi. While Mr. DiMino devotes a substantial portion of his work-time toward ADM Tronics, the remaining amount of his work-time may be devoted elsewhere, including at Ivivi. As a result, Mr. DiMino's attention to our business and operations may be diverted by his obligations elsewhere, including at Ivivi, and we may not be able to have access to Mr. DiMino as needed by us.

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

PENNY STOCK REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY OF OUR SECURITIES.

Our common stock is subject to penny stock rules, which may discourage broker-dealers from effecting transactions in our common stock or affect their ability to sell our securities. As a result, purchasers and current holders of our securities could find it more difficult to sell their securities. Our stock is traded on the OTC Bulletin Board. Trading volume of OTC Bulletin Board stocks have been historically lower and more volatile then stocks traded on an exchange or the Nasdaq Stock Market. In addition we may be subject to rules of the Securities and Exchange Commission that impose additional requirements on broker-dealers when selling penny stocks to persons other than established customers and accredited investors. In general, an accredited investor is a person with assets in excess of $1,000,000 or annual income exceeding $200,000 individually, or $300,000 together with his or her spouse. The relevant Securities Exchange Commission regulations generally define penny stocks to include any equity security not traded on an exchange or the Nasdaq Stock Market with a market price (as defined in the regulations) of less than $5 per share. Under the penny stock regulations, a broker-dealer must make a special suitability determination as to the purchaser and must have the purchaser's prior written consent to the transaction. Prior to any transaction in a penny stock covered by these rules, a broker-dealer must deliver a disclosure schedule about the penny stock market prepared by the Securities Exchange Commission. Broker-dealers must also make disclosure concerning commissions payable to both the broker-dealer and any registered representative and provide current quotations for the securities. Finally, broker-dealers are required to send monthly statements disclosing recent price information for the penny stock held in an account and information on the limited market in penny stocks.

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

ITEM 2. DESCRIPTION OF PROPERTY

We are headquartered at 224-S Pegasus Avenue, Northvale, New Jersey. We lease approximately 16,000 square feet of combined office and warehouse space from an unaffiliated third party with a monthly rent of $7,200. The lease expires in June, 2008. The Company, its subsidiaries and Ivivi utilize portions of the leased space. Pursuant to a management services agreement to which the Company, its subsidiaries and Ivivi are parties, the Company determines, on a monthly basis, the portion of space utilized by each entity during such month, and each entity reimburses the Company for their portion of the lease costs, real property taxes and related costs.

We believe that our existing facilities are suitable as office, storage and laboratory space, and are adequate to meet our current needs. We further believe that such properties are adequately covered by insurance.

We do not own any real property for use in our operations or otherwise.

ITEM 3. LEGAL PROCEEDINGS

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

                   Quarter Ended          High Bid       Low Bid

                   Fiscal 2006
                   June 30, 2005            0.29           0.28
                   September 30, 2005       0.33           0.32
                   December 31, 2005        0.25           0.25
                   March 31, 2006           0.27           0.27

                   Fiscal 2007
                   June 30, 2006            0.43           0.23
                   September 30, 2006       0.40           0.20
                   December 31, 2006        0.50           0.23
                   March 31, 2007           0.30           0.18

HOLDERS OF RECORD

As of March 31, 2007, 53,882,037 shares of the Company's common stock were issued and outstanding. On March 31, 2007 there were 1,381 shareholders of record.

DIVIDENDS

The Company has never paid any cash dividends on its common stock and has no intention of paying cash dividends in the foreseeable future. The Company intends to retain all earnings, if any, for use in the operation and expansion of its business.

EQUITY COMPENSATION PLAN

As of June 19, 2007, we do not have any compensation plans (including individual compensation arrangements) under which our equity securities were authorized for issuance.


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

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION:

Sales revenues from our chemical products are recognized when products are shipped to end users. Shipments to distributors are recognized as sales where no right of return exists.

We recognize medical device revenue primarily from the rental and, to a lesser extent, from the sale of our medical devices. Revenue from the rental and sales of medical devices was primarily generated by our former subsidiary Ivivi. The Ivivi operations have been consolidated in these financial statements through October 18, 2006.

After October 18, 2006, we recognize revenue from the sale of the medical devices we manufacture for Ivivi upon completion of the manufacturing process.

Rental revenue from medical devices, resulting from the Ivivi operations, has been recognized as earned on either a monthly or pay-per- use basis in accordance with individual customer agreements.

Sales of medical devices are recognized when our products are shipped to end users including medical facilities and distributors. Our products are principally shipped on a "freight collect" basis. Shipping and handling charges and costs are immaterial. We have no post shipment obligations and sales returns have been immaterial.


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

RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 becomes effective in fiscal 2007. We do not expect the adoption of FAS 157 to have an effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on our financial condition or results of operations.

BUSINESS OVERVIEW

ADM is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. During the years ended March 31, 2007 and 2006, our operations were conducted through ADM itself and its subsidiaries, Ivivi Technologies, Inc. (through October 18, 2006), Pegasus Laboratories, Inc. and Sonotron Medical Systems, Inc. Ivivi has been deconsolidated as of October 18, 2006 upon the consummation of Ivivi's initial public offering, as we no longer own a majority of the outstanding common stock of Ivivi and do not control Ivivi's operations, but can exert significant influence based on the percentage of Ivivi's stock owned by us. As a result, our investment in Ivivi subsequent to October 18, 2006 is reported under the equity method of accounting.

We are a technology-based developer and manufacturer of diversified lines of products in the following three areas: (1) environmentally safe chemical products for industrial use, (2) therapeutic non-invasive electronic medical devices and (3) cosmetic and topical dermatological products. We have historically derived most of our revenues from the development, manufacture and sale of chemical products, and, to a lesser extent, from our therapeutic non-invasive electronic medical devices and topical dermatological products. However, during the nine months ended December 31, 2006, we derived an increased amount of our revenue from the sale and rental of our therapeutic non-invasive medical devices, through Ivivi. With the consummation of Ivivi's IPO, our continuing revenues will once again be derived primarily from the development, manufacture and sale of chemical products, and, to a lesser extent, from our therapeutic non- invasive electronic medical devices and topical dermatological products. Our current medical segment includes our Sonotron subsidiary.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2007 AS COMPARED TO MARCH 31, 2006

REVENUES

We have included the operations of our Ivivi subsidiary in our consolidated results of operations through October 18, 2006. For the years ended March 31, 2007 and 2006, revenues from such operations were $615,307 and $786,512, respectively.

Revenues excluding revenue generated by Ivivi's operations were $922,553 for the year ended March 31, 2007 as compared to $937,757 for the year ended March 31, 2006, a decrease of $15,204, or 1.6%. The decrease resulted from an overall reduction in sales volume as a result of the significant time commitment related to the completion of Ivivi's IPO and the successful negotiation and execution of Ivivi's agreement with Allergan. Gross profit was $508,647 and $451,981 for the years ended March 31, 2007 and 2006, respectively. The primary reason for the increase in gross profit during the year ended March 31, 2007 was an inventory write down during the year ended March 31, 2006, with no comparable item in 2007.

INTEREST AND FINANCING COSTS

Net interest and financing costs are primarily related to Ivivi debt and consist of interest expense and accrued penalties and amortization of discount on the convertible notes issued in Ivivi private placements partially offset by interest earned from amounts invested in money market funds. We also recorded changes in the fair value of our derivative instruments, all related to the Ivivi private placements.

NET LOSS

We have included the operations of our Ivivi subsidiary in our consolidated results of operations through October 18, 2006. For the years ended March 31, 2007 and 2006, net loss from the Ivivi operations was $6,315,624 and $6,902,965, respectively.

Net loss excluding Ivivi's operations for the year ended March 31, 2007 was $1,850,262 compared to a net loss for the year ended March 31, 2006 of $268,165. Selling, general and administrative expenses increased by $455,103, or 51%, from $889,964 to $1,345,067, mainly due to a $319,500 increase in consulting and professional fees and employee stock based compensation expense of $276,201 during the year ended March 31, 2007, with no such expense in the comparable period. We also recorded an equity method investment loss of $1,069,563 for the year ended March 31, 2007 from our investment in Ivivi. Interest income increased $45,070, to $55,897 for the year ended March 31, 2007 from $10,827 for the year ended March 31, 2006, due to increased funds invested in a money market account.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2007, we had cash and equivalents of $2,498,276 as compared to $982,670 at March 31, 2006. The increase was primarily the result of the payment by Ivivi of approximately $2.6 million representing the balance due from Ivivi for product manufacturing and allocations of personnel, professional services, rent, utilities, insurance and office support services provided to Ivivi for the period from March 1989 to October 2006. These proceeds will be used for increased administrative and marketing costs in order to attempt to increase our revenue. Additionally, as a result of the consummation of Ivivi's initial public offering, we no longer have debt outstanding or any related warrant obligations. This debt, which amounted to approximately $8.1 million, was converted automatically into shares of Ivivi's common stock on the initial public offering date. The market value of our investment in Ivivi at March 31, 2007 was $13,487,500. However, our common shares of Ivivi have not been registered with the SEC and are subject to restriction as a result of securities laws and a lock-up agreement for 12 months from Ivivi's IPO that has been executed by us.

OPERATING ACTIVITIES

Net cash used by operating activities was $672,721 for the year ended March 31, 2007 as compared to net cash used by operating activities of $3,719,371 for the year ended March 31, 2006. The use of cash during the year ended March 31, 2007 was primarily due to a net loss of $8,165,886, related mostly to Ivivi's operations, partially offset by non cash charges for the amortization of loan costs and amortization of discount of $1,692,354 on the convertible notes issued in the private placements, stock based compensation of $1,779,913, equity based penalty expense of $1,355,837, equity investment loss of $1,069,563 and a change in fair value of derivative liabilities of $196,682, and increases in accounts payable and accrued expenses of $1,331,569.

The use of cash during the year ended March 31, 2006 was primarily due to a net loss of $7,171,130 related mostly to Ivivi's operations, partially offset by non cash charges for the amortization of loan costs and amortization of discount of $705,780 on the convertible notes issued in the private placements, stock based compensation of $705,900, change in fair value of derivative liabilities of $290,349 and equity based penalty expense of $788,107. In addition, we recorded an increase in accounts payable of $751,564.

INVESTING ACTIVITIES

For the year ended March 31, 2007, cash used in investing activities was $93,373. Of this amount, $25,890 was used for the purchase of office equipment and $67,483 was retained by Ivivi after its IPO. For the year ended March 31, 2006, $22,320 was used for the purchase of equipment.

FINANCING ACTIVITIES

During the year ended March 31, 2007, we paid $571,291 for deferred costs related to the private placements as compared to $183,062 during the year ended March 31, 2006. During the years ended March 31, 2007 and 2006, Ivivi had net proceeds from notes payable of $245,725 and $1,895,792, respectively. During year ended March 31, 2007, we received repayments of advances made to Ivivi of $2,607,266.

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

ITEM 7. FINANCIAL STATEMENTS

                  ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                                 MARCH 31, 2007

                                    I N D E X


FINANCIAL STATEMENTS:                                              Page NO.

      Report of Independent Registered Public Accounting Firm        F-1

      Consolidated Balance Sheet as of March 31, 2007                F-2

      Consolidated Statements of Operations
         For the Years Ended March 31, 2007 and 2006                 F-3

      Consolidated Statements of Changes in
         Stockholders' Equity
            For the Years Ended March 31, 2007 and 2006              F-4

      Consolidated Statements of Cash Flows
         For the Years Ended March 31, 2007 and 2006                 F-5

      Notes to Consolidated Financial Statements                     F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Stockholders of ADM Tronics Unlimited, Inc.



We have audited the accompanying consolidated balance sheet of ADM Tronics Unlimited, Inc. and subsidiaries as of March 31, 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.


We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ADM Tronics Unlimited, Inc. and subsidiaries as of March 31, 2007, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ Raich Ende Malter & Co. LLP
East Meadow, New York
June 29, 2007

                    ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET
                                   MARCH 31, 2007


ASSETS

Current assets:
      Cash and cash equivalents                                          $  2,498,276
      Accounts receivable, net of allowance for doubtful
        accounts of $8,361                                                     89,598
      Receivables - Ivivi                                                      36,657
      Inventories                                                             205,517
      Prepaid expenses and other current assets                                35,130
                                                                         ------------

Total current assets                                                        2,865,178

Property and equipment, net of accumulated depreciation
      of $5,467                                                                37,989

Inventory - long term portion                                                  81,573
Investment in Ivivi                                                         2,638,562
Loan receivable and accrued interest, officer                                  92,933
Other assets                                                                   89,772
                                                                         ------------

Total assets                                                             $  5,806,007
                                                                         ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                                   $    180,935
      Accrued expenses and other current liabilities                           35,290
                                                                         ------------

Total current liabilities                                                     216,225
                                                                         ------------


Stockholders' equity:
      Preferred stock, $.01 par value; 5,000,000 shares authorized,
        no shares issued and outstanding                                            -
      Common stock, $.0005 par value; 150,000,000 shares
        authorized, 53,882,037 shares issued and outstanding                   26,941
      Additional paid-in capital                                           30,297,955
      Accumulated deficit                                                 (24,735,114)
                                                                         ------------

Total stockholders' equity                                                  5,589,782
                                                                         ------------

Total liabilities and stockholders' equity                               $  5,806,007
                                                                         ============


The accompanying notes are an integral part of these consolidated financial statements.


                                         F-2

                  ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED MARCH 31, 2007 AND 2006


                                                    2007            2006
                                                ------------    ------------

Revenues                                        $  1,537,860    $  1,724,269
                                                ------------    ------------

Costs and expenses:
      Cost of sales                                  485,365         692,998
      Research and development                       298,521         544,426
      Selling, general and administrative          4,371,611       5,468,651
                                                ------------    ------------

Total operating expenses                           5,155,497       6,706,075
                                                ------------    ------------

Operating loss                                    (3,617,637)     (4,981,806)

Interest and financing costs, net                 (3,100,653)     (1,898,975)
Change in fair value of warrant and
      registration rights liabilities               (378,033)       (290,349)
Equity in net loss of Ivivi                       (1,069,563)              -
                                                ------------    ------------

Net loss                                        $ (8,165,886)   $ (7,171,130)
                                                ============    ============

Net loss per share, basic and diluted:          $      (0.15)   $      (0.13)
                                                ============    ============

Weighted average shares outstanding               53,882,037      53,882,037


The accompanying notes are an integral part of these consolidated financial statements.

                                            ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                             FOR THE YEARS ENDED MARCH 31, 2007 AND 2006


                                                                        Additional
                                              Common Stock               Paid-in         Deferred      Accumulated
                                          Shares          Amount         Capital       Compensation      Deficit           Total
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance, March 31, 2005                  53,882,037    $     26,941    $ 10,003,561    $   (743,537)   $ (9,398,098)   $   (111,133)

Reclassify deferred compensation                  -               -        (743,537)        743,537               -               -

Beneficial conversion feature                     -               -         133,776               -               -         133,776

Share based compensation                          -               -         705,900               -               -         705,900

Warrants issued with debt                         -               -         242,780               -               -         242,780

Net loss                                          -               -               -               -      (7,171,130)     (7,171,130)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance, March 31, 2006                  53,882,037          26,941      10,342,480               -     (16,569,228)     (6,199,807)

Share based compensation                          -               -       1,779,913               -               -       1,779,913

Reclassification of warrant liability
   upon effectiveness of subsidiary
   registration statement                         -               -         630,312               -               -         630,312
Reclassification of unamortized loan
   costs and discount upon conversion
   of subsidiary debt                             -               -        (669,347)              -               -        (669,347)

Adjustment to reflect net assets
   of equity method investment                    -               -       3,401,810               -               -       3,401,810

Adjustment to reflect increase in
   investee paid in capital                       -               -         305,315               -               -         305,315

Adjustment for deconsolidation
   of former subsidiary                           -               -      14,507,472               -               -      14,507,472

Net loss                                          -               -               -               -      (8,165,886)     (8,165,886)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance, March 31, 2007                  53,882,037    $     26,941    $ 30,297,955    $          -    $(24,735,114)   $  5,589,782
                                       ============    ============    ============    ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.


                                                                 F-4

                              ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED MARCH 31, 2007 AND 2006


                                                                                 2007            2006
                                                                             ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                     $ (8,165,886)   $ (7,171,130)
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization                                                  22,360          72,278
    Loss from equity investment                                                 1,069,563               -
    Stock based compensation                                                    1,779,913         705,900
    Amortization of loan costs and discount                                     1,692,354         705,780
    Share based financing penalties                                             1,355,837         788,107
    Bad debts                                                                      20,666          84,512
    Change in fair value of warrant and registration rights liabilities           196,682         290,349
    Amortization of deferred revenue                                               (4,833)              -
Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                                           (79,433)       (276,984)
    Inventory                                                                      (9,462)         59,363
    Prepaid expenses and other current assets                                    (133,919)        272,365
    Other assets                                                                   (1,475)         (1,475)
  Increase (decrease) in:
    Accounts payable and accrued expenses                                       1,331,569         751,564
    Deferred revenue                                                              290,000               -
                                                                             ------------    ------------

Net cash used by operating activities                                            (636,064)     (3,719,371)
                                                                             ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash retained by former consolidated subsidiary                                   (67,483)              -
Purchases of property and equipment                                               (25,890)        (22,320)
Receivable from Ivivi                                                           2,570,609               -
                                                                             ------------    ------------

Net cash provided (used) by investing activities                                2,477,236         (22,320)
                                                                             ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net                                                  245,725       1,895,792
Deferred offering costs                                                          (571,291)       (183,062)
                                                                             ------------    ------------

Net cash (used) provided by financing activities                                 (325,566)      1,712,730
                                                                             ------------    ------------

Net increase (decrease) in cash                                                 1,515,606      (2,028,961)

Cash and cash equivalents, beginning of period                                    982,670       3,011,631
                                                                             ------------    ------------

Cash and cash equivalents, end of period                                     $  2,498,276    $    982,670
                                                                             ============    ============

Cash paid for:
  Interest                                                                   $    166,174    $    170,164
  Income taxes                                                                          -               -


The accompanying notes are an integral part of these consolidated financial statements.


                                                   F-5

                 ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             MARCH 31, 2007 AND 2006


NOTE 1 - ORGANIZATIONAL MATTERS

ADM Tronics Unlimited, Inc. ("we", "us", "the company" or "ADM"), was incorporated under the laws of the state of Delaware on November 24, 1969. We are authorized under our Certificate of Incorporation to issue 150,000,000 common shares, with $.0005 par value, and 5,000,000 preferred shares with $.01 par value.

NATURE OF BUSINESS

We are a manufacturer and engineering concern whose principal lines of business are the production and sale of chemical products and manufacturing, selling and leasing of medical devices. Our chemical product line is principally comprised of water-based chemical products used in the food packaging and converting industries. These products are sold to customers located in the United States, Australia, and Europe. Medical equipment is manufactured in accordance with customer specification on a contract basis. Our medical device product line consists principally of proprietary devices used in the treatment of joint pain, postoperative edema, and tinnitus. These devices are FDA cleared medical devices known as "Electroceutical" units. These products are sold or rented to customers located principally in the United States.

IVIVI OPERATIONS

Our former majority owned subsidiary, Ivivi Technologies, Inc. ("Ivivi"), filed a Registration Statement with the Securities and Exchange Commission ("SEC") for the initial public offering of a portion of its common stock. The Registration Statement was declared effective by the SEC on October 18, 2006. As a result of the consummation of Ivivi's initial public offering, we no longer own a majority of the outstanding common stock of Ivivi and do not control Ivivi's operations. We do own approximately 34% of Ivivi's outstanding common stock and can exert significant influence based upon the percentage of Ivivi's stock owned by us. As a result, our investment in Ivivi subsequent to October 18, 2006 is reported under the equity method of accounting, whereby we recognize our share of Ivivi's earnings or losses as they are incurred.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements include the accounts of ADM Tronics Unlimited, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include expected economic life and value of our Sonotron devices, deferred tax assets, option and warrant expenses related to compensation to employees and directors, consultants and investment banks, the value of warrants issued in conjunction with convertible debt, allowance for doubtful accounts, and warranty reserves. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

For certain of our financial instruments, including accounts receivable, inventories, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their relatively short maturities.

CASH AND EQUIVALENTS

Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses to date as a result of this policy.

REVENUE RECOGNITION

CHEMICAL PRODUCTS:

Sales revenues are recognized when products are shipped to end users. Shipments to distributors are recognized as sales where no right of return exists.

MEDICAL DEVICES:

We recognize revenue primarily from the rental and to a lesser extent from the sale of our medical devices. Revenue from the rental and sales of medical devices was primarily generated by our former subsidiary Ivivi. The Ivivi operations have been consolidated in these financial statements through October 18, 2006.

After October 18, 2006, we recognize revenue from the sale of the medical devices we manufacture for Ivivi upon completion of the manufacturing process.

Rental revenue, resulting from the Ivivi operations, has been recognized as earned on either a monthly or pay-per-use basis in accordance with individual customer agreements.

Sales are recognized when our products are shipped to end users including medical facilities and distributors. Our products are principally shipped on a "freight collect" basis. Shipping and handling charges and costs are immaterial. We have no post shipment obligations, and sales returns have been immaterial.

We provide an allowance for doubtful accounts determined primarily through specific identification and evaluation of significant past due accounts, supplemented by an estimate applied to the remaining balance of past due accounts.

INVENTORY

Chemical product inventories are stated at the lower of cost (first-in, first-out method) or market. Our medical device inventories consist principally of Sonotron Units, FDA cleared devices and are also stated at the lower of cost (first-in, first-out method) or market. Inventory that is expected to be sold within one operating cycle (1 year) is classified as a current asset. Inventory that is not expected to be sold within 1 year, based on historical trends, is classified as Inventory - long term.

PROPERTY & EQUIPMENT

We record our equipment at historical cost. We expense maintenance and repairs as incurred. Depreciation is provided for by the straight-line method over five to fourteen years, the estimated useful lives of the property and equipment.

LONG-LIVED ASSETS

We follow SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets", which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the years ended March 31, 2007 and 2006, no impairment loss was recognized.

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to approximately $56,000 and $333,000 for the years ended March 31, 2007 and 2006, respectively. Costs incurred in connection with the sponsorship of a PBS promotional medical television program were capitalized until the completion and initial airing of the program, at which time they were expensed in full. Capitalized costs were $101,500 at March 31, 2005, and these costs were charged to expense during the year ended March 31, 2006.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs consist of expenditures for the research and development of patents and technology, which are not capitalizable. Our research and development costs consist mainly of payments for third party research and development arrangements.

DEFERRED LOAN COSTS

Deferred loan costs have been amortized on a straight- line basis over a five year period through the maturity date of the related convertible notes. There was no material difference between the straight-line basis of amortization of debt costs and the effective interest method.

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

Pro forma information relating to employee and director common share purchase options is as follows:

                                                          FOR THE YEAR
                                                             ENDED
                                                         MARCH 31, 2006
                                                         --------------

          Net loss as reported .........................  $(7,171,130)
          Stock-based compensation expense included in
             reported net loss .........................       11,424
          Stock compensation calculated under fair value
             method ....................................      (46,511)
                                                          ------------

          Pro forma net loss ...........................  $(7,206,217)
                                                          ============

          Basic and diluted loss per share as
             reported ..................................  $     (0.13)

          Pro forma basic and diluted loss per share ...  $     (0.13)


INCOME TAXES

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

NET LOSS PER SHARE

We use SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is antidilutive.

Per share basic and diluted net loss amounted to $0.15 for the year ended March 31, 2007 and $0.13 for the year ended March 31, 2006. The assumed exercise of common stock equivalents was not utilized for the years ended March 31, 2007 and 2006 since the effect would be antidilutive. There were 11,626,854 common stock equivalents at March 31, 2007 and 50,182,341 at March 31, 2006.

CONVERTIBLE DEBT

In accordance with EITF 00-27, a portion of the proceeds of our convertible debt was allocated to the warrants issued with the debt based on their fair value. This allocation resulted in a discount on the debt and the discount was amortized over the term of the notes to their conversion to Ivivi common stock during October, 2006. When the fair value of the underlying common stock is greater than the effective conversion price, we record a beneficial conversion feature, which has also been amortized over the term of the notes to their conversion to Ivivi common stock during October, 2006.

In conjunction with the issuance of the convertible debt, we issued warrants that had registration rights for the underlying shares. As the contracts were required to be settled by the delivery of registered shares, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet. We have included the change in fair value from April 1, 2006 to October 18, 2006 (the date of cancellation upon the registration of the underlying Ivivi common stock) and from the date of issuance to March 31, 2006 in other income (expense), in accordance with EITF 00-19. The fair value of the warrant liability was $630,312 on October 18, 2006 and $433,630 at March 31, 2006. Upon the registration statement being declared effective, the fair value of the warrants on that date was reclassified as equity.

RECENT ACCOUNTING PRONOUNCEMENTS

On July 13, 2006, FASB released its final interpretation on uncertain tax positions, FIN 48, "Account for Uncertainty in Income Taxes." FIN 48 addresses the recognition and measurement of uncertain income tax positions using a "more-likely-than-not" threshold and introduces a number of new disclosure requirements. The guidance will become effective as of the beginning of a company's fiscal year beginning after December 15, 2006, for both public and nonpublic companies. We believe this new pronouncement will have an immaterial impact on our financial statements in future periods.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company's financial condition or results of operations.

NOTE 3 -  INVENTORY

Inventory at March 31, 2007 consists of the following:

                            Current      Long Term      Total
                           ----------   ----------   ----------
Raw materials              $  136,351   $   79,071   $  215,422
Finished goods                 69,166        2,502       71,668
                           ----------   ----------   ----------
                           $  205,517   $   81,573   $  287,090
                           ==========   ==========   ==========

NOTE 4 - INVESTMENT IN IVIVI AND RELATED CAPITAL TRANSACTIONS

On October 18, 2006, Ivivi's Registration Statement on Form SB-2 related to its initial public offering was declared effective by the Securities and Exchange Commission (the "SEC"). As a result, unsecured convertible notes in the aggregate principal amount of $6,087,500, issued in our December 2004 and February 2005 joint private placement with Ivivi, automatically converted into shares of Ivivi common stock. Also upon effectiveness of the Registration Statement, unsecured convertible notes in the aggregate principal amount of $2,000,000 issued in connection with Ivivi's November 2005 and March 2006 private placement to four institutional investors automatically converted into shares of Ivivi common stock.

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

During the period from October 18, 2006 to March 31, 2007, Ivivi recorded an increase in additional paid-in capital as a result of the recognition of compensation expense related to option grants to employees and others. We have recorded a proportional increase in our investment in Ivivi in the amount of $305,315, with a related credit to additional paid-in capital.

In addition, Ivivi paid approximately $2.6 million to us representing the balance in intercompany accounts at October 24, 2006 due to ADM from Ivivi for product manufacturing and allocations of personnel, professional services, rent, utilities, insurance and office support services provided by ADM to Ivivi for the period from March 1989 to October 2006.

The market value of our investment in Ivivi at March 31, 2007 was $13,487,500. However, our common shares of Ivivi have not been registered with the SEC and are subject to restriction as a result of securities laws and a lock-up agreement for 12 months from Ivivi's IPO that has been executed by us.

The following table sets forth summarized results of operations of Ivivi for the year ended March 31, 2007:

                                        April 1, 2006     October 19, 2006
                                             to                  to
                                      October 18, 2006     March 31, 2007
                                      ----------------    ----------------

Revenue                               $        615,307    $        567,033
Costs and expenses                           5,277,786           3,683,165
                                      ----------------    ----------------

Net loss                              $     (4,662,479)   $     (3,116,132)
                                      ================    ================

Assets at March 31, 2007                                  $      9,303,473
Liabilities at March 31, 2007                             $      1,516,590


NOTE 5 - NONCASH FINANCING AND INVESTING ACTIVITIES

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

During the period from October 18, 2006 to March 31, 2007, Ivivi recorded an increase in additional paid-in capital as a result of the recognition of compensation expense related to option grants to employees and others. We have recorded a proportional increase in our investment in Ivivi in the amount of $305,315, with a related credit to additional paid-in capital.

NOTE 6 - CONCENTRATIONS

During the year ended March 31, 2007, four customers accounted for 59% of our revenue. As of March 31, 2007, two customers represented 53% of our accounts receivable.

NOTE 7 - SEGMENT INFORMATION

Information about segments is as follows:

                                          Chemical       Medical       Total
                                          --------       -------       -----

Year ended March 31, 2007
    Revenues from external customers    $   738,865   $   798,995   $ 1,537,860
    Segment loss (operating loss)          (863,704)   (2,753,933)   (3,617,637)

Year ended March 31, 2006
    Revenues from external customers        861,806       862,463     1,724,269
    Segment loss (operating loss)          (231,091)   (4,750,715)   (4,981,806)

Total assets at March 31, 2007            5,765,775        40,232     5,806,007


NOTE 8 - PROPERTY AND EQUIPMENT

Our property and equipment as of March 31, 2007 is as follows:

Computer equipment                                        $    1,109
Machinery and equipment                                       42,346
                                                          ----------
                                                              43,455
Accumulated depreciation and amortization                      5,466
                                                          ----------

Property and equipment, net                               $   37,989
                                                          ==========


Depreciation and amortization expense related to property and equipment amounted to $14,420 and $13,271 during the years ended March 31, 2007 and 2006, respectively.

NOTE 9 - INCOME TAXES

Net operating losses for tax purposes of approximately $3,607,000 at March 31, 2007 are available for carryover. The net operating losses will expire from 2010 through 2027. We have provided a 100% valuation allowance for the deferred tax benefit resulting from the net operating loss carryover due to our limited operating history. In addressing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences are deductible. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended March 31, 2007 and 2006 follows:

Significant components of deferred tax assets and liabilities are as follows:

                                                    2007             2006
                                                ------------     ------------

Deferred tax assets:
Bad debts                                       $      3,000     $      8,000
Net operating loss carryforward                    1,443,000        4,627,000
                                                ------------     ------------

Deferred tax assets                                1,446,000        4,635,000
Valuation allowance                               (1,446,000)      (4,635,000)
                                                ------------     ------------

Net deferred tax assets                         $          -     $          -
                                                ============     ============

The provision for income taxes at March 31, 2007 and 2006 differs from that amount using the statutory federal income tax rate as follows:

                                                    2007             2006
                                                ------------     ------------

Statutory federal income tax rate                        (34)%           (34)%
State income taxes, net of federal taxes                 (6%)             (6)%
Nondeductible items                                      23%              12%
Valuation allowance                                       17%             28%
                                                ------------     ------------

Effective income tax rate                                  0%              0%
                                                ============     ============

NOTE 10 - OPTIONS AND WARRANTS OUTSTANDING

ADM has an aggregate of 8,126,854 common stock purchase warrants outstanding as of March 31, 2007. The warrants have a weighted average exercise price of $0.33 per share, are all exercisable at March 31, 2007, and have a weighted average remaining life of 2.5 years at March 31, 2007.

During the year ended March 31, 2007 ADM granted an aggregate of 3,500,000 stock options to employees and consultants. The options have an exercise price of $0.29, were fully vested at the date of grant and expire August 30, 2009. The options were valued at $351,529 using the Black Scholes option pricing model with the following assumptions: risk free interest rate of 4.9%, volatility of 85%, estimated life of 1.5 years and dividend rate of 0%. The options have a remaining life of 2.4 years at March 31, 2007.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

We lease our office and manufacturing facilities under noncancelable operating leases. The approximate future minimum annual rental under these leases at March 31, 2007 are as follows:

                   Years Ending:

                   March 31, 2008               85,000
                   March 31, 2009               22,000
                                              --------

                                              $107,000
                                              ========


Other leases are month-to-month.

Rent expense for all facilities for the years ended March 31, 2007 and 2006 was approximately $109,000 and $152,000, respectively.

NOTE 12 - LEGAL PROCEEDINGS

We are involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. There are no pending material legal proceedings or environmental investigations to which we are a party or to which our property is subject.


NOTE 13 - RELATED PARTY TRANSACTIONS

ADVANCES TO RELATED PARTIES

At March 31, 2007, ADM has advances to an officer aggregating $49,188. No advances have been made since 2000. The advances bear interest at the rate of 3% per year. Interest accrued for the years ended March 31, 2007 and 2006 was $1,476 in each year and total accrued interest at March 31, 2007 was $36,429.

At March 31, 2007, ADM has advances to an employee, the wife of the above referenced officer, aggregating $7,316. No advances have been made since 2000. This advance bears no interest.

MANAGEMENT SERVICES AGREEMENT

ADM entered into a management services agreement with Ivivi under which ADM provides Ivivi with management services and allocates portions of its real property facilities for use by Ivivi for the conduct of its business. The management services provided by ADM under the management services agreement include managerial and administrative services, marketing and sales services, clerical and communication services, the maintenance of a checking account and the writing of checks, the maintenance of accounting records and other services in the ordinary course of business. Ivivi pays ADM for such services on a monthly basis pursuant to an allocation determined by ADM and Ivivi based on a portion of its applicable costs plus any invoices it receives from third parties specific to Ivivi. ADM and Ivivi also use office, manufacturing and storage space in a building located in Northvale, New Jersey, currently leased by ADM, pursuant to the terms of the management services agreement. ADM determines the portion of space allocated to Ivivi on a monthly basis, and Ivivi is required to reimburse ADM for its portion of the lease costs, real property taxes and related costs.

Ivivi had approximately $108,000 in management services provided to it by ADM pursuant to the management services agreement during the period from October 19, 2006 (date of deconsolidation) to March 31, 2007.

MANUFACTURING AGREEMENT

ADM and Ivivi are parties to a manufacturing agreement, dated as of August 15, 2001, and as amended in February, 2005. Under the terms of the agreement, ADM has agreed to serve as the exclusive manufacturer of all current and future medical and nonmedical electronic and other devices or products to be sold or rented by Ivivi. For each product that ADM manufactures, Ivivi pays ADM an amount equal to 120% of the sum of (i) the actual, invoiced cost for raw materials, parts, components or other physical items that are used in the manufacture of the product and actually purchased for such entity by ADM, if any, plus (ii) a labor charge based on ADM's standard hourly manufacturing labor rate, which ADM believes is more favorable than could be attained from unaffiliated third parties. Ivivi generally purchases and provides ADM with all of the raw materials, parts and components necessary to manufacture its products. Under the terms of the agreement, if ADM is unable to perform its obligations to Ivivi under the manufacturing agreement or is otherwise in breach of any provision of the manufacturing agreement, Ivivi has the right, without penalty, to engage third parties to manufacture some or all of its products. In addition, if Ivivi elects to utilize a third-party manufacturer to supplement the manufacturing being completed by ADM, Ivivi has the right to require ADM to accept delivery of its products from these third-party manufacturers, finalize the manufacture of the products to the extent necessary and ensure that the design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process have been met.

ADM has charged Ivivi approximately $24,000 for the Company's manufacture of Ivivi's products pursuant to the manufacturing agreement during the period from October 19, 2006 (date of deconsolidation) to March 31, 2007.

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

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

As of the end of the period covered by this Annual Report on Form 10- KSB, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based on that evaluation as of March 31, 2007, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective, as of the date of their evaluation, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

           Name                 Age          Position

        Andre' DiMino           51        President, Chief Executive
                                           Officer, Chief Financial Officer
                                           and Director
        Vincent DiMino          81        Vice President of Production
                                           and Director
        David Saloff            54        Director

Andre' DiMino has served as President of the Company since December 2001 and a director and chief Financial Officer of the Company since 1987. Prior thereto, Mr. DiMino served as Executive Vice President and Chief Operating Officer since 1991 and Secretary and Treasurer of the Company since 1978. Mr. DiMino also served as the Technical Director of ADM Tronics from 1982 to 1991. Mr. DiMino currently serves as Vice Chairman and Co-Chief Executive Officer of Ivivi,Technologies, Inc., a publicly traded company on the American Stock Exchange, and also served as Chairman and Chief Financial Officer from January 2004 until October 2006 and served as President of Ivivi from 1989 to January 2004.

Vincent DiMino has served as Vice President of Production of the Company since 1969 and as a director of the Company since August 1987.

David Saloff has served as a director of the Company since 2001. From 1999 to 2003, Mr. Saloff served as President of Lifewaves International Inc., a health and wellness start-up company. Prior thereto Mr. Saloff served as Vice President of Electropharmacology, Inc., from which the Company acquired the SofPulse technology referred to elsewhere herein. Mr. Saloff currently serves as President and Co-Chief Executive Officer of Ivivi,Technologies, Inc. and also served as President and Chief Executive Officer from 2004 until October 2006 and has served as a director of Ivivi since 2004.

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

ITEM 10. EXECUTIVE COMPENSATION

The following table provides certain summary information for the fiscal years ended March 31, 2007 and 2006 concerning compensation paid, or accrued, by ADM to, or on behalf of, ADM's President, Chief Executive Officer and Chief Financial Officer (the "Named Officer"). Other than ADM's President and Chief Executive Officer, the Company does not have any executive officers of the Company whose total annual salary and bonus exceeded $100,000 during the fiscal year ended March 31, 2007.

------------------------------------------------------------------------------------------------------------------------------------
Name & Principal Position      Year     Salary ($)       Bonus ($)     Option Awards ($)    All Other Compensation ($)   Total ($)
------------------------------------------------------------------------------------------------------------------------------------

Andre DiMino                   2007        99,840           -             130,572 (1)                  -                  230,412
Chief Executive                2006       101,760           -                   -                      -                  101,760
Officer

(1) Represents the expense to the Company pursuant to FAS 123(R) for a five year option to purchase 1,300,000 shares of ADM common stock at an exercise price of $0.29 per share granted to Mr. DiMino on August 30, 2006. See notes to the Company's financial statements for the fiscal years ended March 31, 2007 and 2006 for the assumptions used for valuing the options under FAS 123(R).


                                                            Option Awards
---------------------------------------------------------------------------------------------------------------------
                                                        Equity Incentive                    Estimated
                                                          Plan Awards:                      Per Share
                                          Number of         Number of                     Market Value
                     Number of           Securities        Securities                       at Grant
                    Securities           Underlying        Underlying                        Date if
                    Underlying           Unexercised       Unexercised       Option       Greater than      Option
                Unexercised Options      Options (#)        Unearned        Exercise        Exercise      Expiration
Name              (#) Exercisable       Unexercisable      Options (#)      Price ($)       Price ($)        Date
---------------------------------------------------------------------------------------------------------------------

Andre DiMino         1,300,000                -                 -              0.29            N/A         8/30/2011



DIRECTORS' COMPENSATION

The Company does not pay fees to its directors, nor does it reimburse its directors for expenses incurred.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding ownership of shares of Company's common stock, as of June 19, 2006, by (i) each person known to ADM to be the owner of 5% or more of ADM's common stock (ii) each director and director nominee of ADM, (iii) each Named Officer, and (iv) all directors and officers of ADM as a group. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of the Company's common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of any shares of Common Stock over which he or she has or shares, directly or indirectly, voting or investment power; or of which he or she has the right to acquire beneficial ownership at any time within 60 days after June 19, 2007. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" includes the power to dispose or direct the disposition of shares. Common Stock beneficially owned and percentage ownership is based on 53,882,037 shares of Common Stock outstanding as of June 19, 2007.

                                               Number of Shares
Name and Address                              Beneficially Owned     Percentage

Andre' DiMino ............................       22,456,935 (1)          40.5%
c/o ADM Tronics Unlimited, Inc.
224-S Pegasus Ave.
Northvale, NJ 07647

Vincent DiMino ...........................        7,487,928 (2)          13.8%
c/o ADM Tronics Unlimited, Inc.
224-S Pegasus Ave.
Northvale, NJ 07647

David Saloff ..............................         300,000 (3)           0.6%
c/o ADM Tronics Unlimited, Inc.
224-S Pegasus Ave.
Northvale, NJ 07647


Eugene Stricker ...........................       4,250,000 (4)           7.9%
c/o Fifth Avenue Venture Capital Partners
42 Barrett Road
Lawrence, NY 11559

All Executive Officers and Directors
as a group (three persons).................      25,144,863 (5)          44.7%

(1) Includes 9,172,696 shares of the Company's common stock directly owned by Andre DiMino; 1,700,000 shares of the Company's common stock held by the Andre' DiMino Irrevocable Trust, a Trustee and the beneficiary of which is Andre' DiMino, who may be deemed to be a beneficial owner of such shares; 1,700,000 shares of the Company's common stock held by the Maria Elena DiMino Trust, a Trustee of which is Andre' DiMino, who may be deemed to be a beneficial owner of such shares by reason of his power to vote such shares; 1,700,000 shares of the Company's common stock held by the Maurice DiMino Irrevocable Trust, a Trustee of which is Andre' DiMino, who may be deemed to be a beneficial owner of such shares by reason of his power to vote such shares; 1,004,239 shares of the Company's common stock, which are held by the Estate of Dr. Alfonso DiMino (the "DiMino Estate"), the administrator of which is Andre' DiMino who may be deemed to be a beneficial owner of such shares by reason of his power to vote such shares, and of which Andre DiMino, as a beneficiary of the DiMino Estate, is entitled to receive 167,374 shares; 1,300,000 shares which may be acquired by Andre' Dimino upon the exercise of options; 300,000 shares which may be acquired By Jenny DiMino, the spouse of Andre' DiMino, upon the exercise of options; 1,330,000 shares of the Company's common stock, which the DiMino Estate has the power to vote pursuant to an agreement dated July 8, 1987, and with respect to which Andre' Di Mino may be deemed to be a beneficial owner by reason of his power to vote such shares in his capacity as administrator of the Di Mino Estate; and 4,250,000 shares of the Company's common stock held by Eugene Stricker, of which Andre' DiMino may be deemed to be a beneficial owner by reason of his power to vote such shares pursuant to an agreement.

(2) Includes 1,287,928 shares of the Company's common stock directly owned by Mr. Vincent DiMino, 300,000 shares of the Company's common stock owned by the spouse of Vincent DiMino, as to which Mr. DiMino disclaims beneficial ownership; 300,000 shares of the Company's common stock owned by a child of Mr. DiMino, who resides in Mr. DiMino's home, as to which Mr. DiMino disclaims beneficial ownership; 500,000 shares which may be acquired by Vincent DiMino upon the exercise of options; and 5,100,000 shares of the Company's common stock of which 1,700,000 shares are held by each of the Andre' DiMino Irrevocable Trust, the Maria Elena DiMino Irrevocable Trust and the Maurice DiMino Irrevocable Trust, a Trustee of which is Vincent DiMino, who may be deemed to be a beneficial owner of the shares held by such trusts by reason of his power to vote such shares.


(3) Represents shares that may be acquired by David Saloff upon the exercise of options.

(4) Mr. Di Mino may be deemed to be a beneficial owner of such shares by reason of his power to vote such shares pursuant to an agreement. Reference is also made to Footnote No. 1.

(5) Reference is made to Footnote Nos. 1 and 2.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time, the Company has loaned funds to Andre' Di Mino at an interest rate of 3% per annum. The largest aggregate amount of indebtedness, including interest, outstanding at any time since the beginning of the Company's fiscal year ended March 31, 2003 was approximately $89,900 and the amount of principal and interest outstanding as of March 31, 2007 was approximately $86,000.

TRANSACTIONS WITH IVIVI

Andre' Di Mino, the Company's President, Chief Executive Officer and Chief Financial Officer, owns approximately 13.4% of the outstanding common stock of Ivivi and serves as Chairman and Chief Financial Officer of Ivivi. During fiscal 2007, ADM and Ivivi have engaged in the transactions set forth below:

                          AMOUNTS OWED TO THE COMPANY.

As of March 31, 2006, Ivivi owed approximately $2.6 million to ADM. No interest is payable on such amount. Such amount was incurred in connection with the funding of operations under the terms of the management services agreement, as well as in connection with the manufacturing of Ivivi's SofPulse device under the terms of the manufacturing agreement, since 1998. Each of such agreements are described below. In connection with the consummation of Ivivi's initial public offering during October 2006, Ivivi repaid the advances made to it by us.

                          MANAGEMENT SERVICES AGREEMENT

ADM entered into a management services agreement, dated as of August 15, 2001, with Ivivi, SMI and Pegasus under which the Company provides such entities with management services and allocates portions of its real property facilities for use by such entities for the conduct of their respective businesses. The management services provided by the Company under the management services agreement include managerial and administrative services, marketing and sales services, clerical and communication services, the maintenance of a checking account and the writing of checks, the maintenance of accounting records and other services in the ordinary course of business. The entities pay ADM for such services on a monthly basis pursuant to an allocation determined by ADM and such entities based on a portion of its applicable costs plus any invoices it receives from third parties specific to each such entity. ADM's subsidiaries and Ivivi also use office, manufacturing and storage space in a building located in Northvale, New Jersey, currently leased by the Company, pursuant to the terms of the management services agreement. ADM determines the portion of space allocated to each entity on a monthly basis, and the subsidiaries and Ivivi are required to reimburse the Company for their respective portions of the lease costs, real property taxes and related costs.

Ivivi had approximately $227,000 and $243,000 in management services provided to it by ADM pursuant to the management services agreement during the fiscal years ended March 31, 2006 and 2007, respectively.

                             MANUFACTURING AGREEMENT

ADM, Ivivi and SMI are parties to a manufacturing agreement, dated as of August 15, 2001, and as amended in February, 2005. Under the terms of the agreement, the Company has agreed to serve as the exclusive manufacturer of all current and future medical and non-medical electronic and other devices or products to be sold or rented by the entities. For each product that ADM manufactures for each entity, the entity pays ADM an amount equal to 120% of the sum of (i) the actual, invoiced cost for raw materials, parts, components or other physical items that are used in the manufacture of the product and actually purchased for such entity by the Company, if any, plus (ii) a labor charge based on the Company's standard hourly manufacturing labor rate, which the Company believes is more favorable than could be attained from unaffiliated third-parties. The Company generally purchases and provides ADM with all of the raw materials, parts and components necessary to manufacture the entities' products. Under the terms of the agreement, if the Company is unable to perform its obligations to either entity under the manufacturing agreement or is otherwise in breach of any provision of the manufacturing agreement, such entity has the right, without penalty, to engage third parties to manufacture some or all of its products. In addition, if the entity elects to utilize a third-party manufacturer to supplement the manufacturing being completed by ADM, such entity has the right to require ADM to accept delivery of its products from these third-party manufacturers, finalize the manufacture of the products to the extent necessary and ensure that the design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process have been met. Reference is made to "Item 1. Description of Business--Manufacturers and Suppliers."

Ivivi has accrued amounts owed to the Company of approximately $10,000 and $12,000 for the Company's manufacture of its products pursuant to the manufacturing agreement during the fiscal years ended March 31, 2006 and 2007, respectively. The amounts owed to the Company by SMI for the Company's manufacture of its products pursuant to the manufacturing agreement during such periods were not material.

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

10.13 Option Agreement, dated as of June 16, 2006, between Ivivi Technologies, Inc. and Steven M. Gluckstern is incorporated by reference to Exhibit
       10.17 of Amendment No. 4 to the Registration Statement on SB-2 of Ivivi Technologies, Inc. File No. 333-122768.
10.14 Share Purchase Agreement, dated as of November 8, 2005, between Ivivi Technologies, Inc. and Steven Gluckstern is incorporated by reference to
       Exhibit 10.18 of Amendment No. 4 to the Registration Statement on SB-2 of Ivivi Technologies, Inc. File No. 333-122768.
14.1 Code of Ethics is incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005.
21.1   Subsidiaries of the Company.
31.1   Certification of the Chief Executive Officer of the Company pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002
31.2   Certification of the Chief Financial Officer of the Company pursuant to
       Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1 Audited financial statements of Ivivi Technologies, Inc. included pursuant to Rule 3-09.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by Raich Ende Malter & Co. LLP ("Raich") for the audit of the Company's annual consolidated financial statements for the fiscal years ended March 31, 2007 and 2006, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for the fiscal years ended March 31, 2007 and 2006, were $150,926 and $55,057, respectively.

AUDIT-RELATED FEES

The aggregate fees billed for each of the fiscal years ended March 31, 2007 and 2006 for assurance and related services by Raich that are reasonably related to the performance of the audit or review of the Company's financial statements were $2,244 and $0, respectively.

TAX FEES

The aggregate fees billed for each of the fiscal years ended March 31, 2007 and 2006 for professional services rendered by Raich for tax compliance were $38,267 and $0, respectively.

ALL OTHER FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2007 and March 31, 2006 for products and services provided by Raich were $77,555 and $141,658 respectively. The other fees billed in the years ended March 31, 2006 and 2005 were for audit services rendered in connection with Ivivi's Registration Statement on Form SB-2.

AUDIT COMMITTEE ADMINISTRATION OF THE ENGAGEMENT

The Company does not have an audit committee.

Less than 50% of hours expended on the principal accountant's engagement to audit the Company's financial statements for Raich Ende Malter & Co., LLP were attributed to work performed by persons other than Raich Ende Malter & Co. LLP's full-time, permanent employees.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of June, 2007.

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

      Signature                      Title                           Date

/s/ Andre' Di Mino       Chief Executive Officer (Principal      June 29, 2007
    Andre' Di Mino            Executive Officer, Principal
                              Financial Officer and Principal
                              Accounting Officer) and Director

/s/ Vincent Di Mino       Director                               June 29, 2007
    Vincent Di Mino

/s/ David Saloff          Director                               June 29, 2007
    David Saloff