Form 10QSB
period 2007-06-30
ADM TRONICS UNLIMITED INC/DE
filed 2007-08-14
CIK 849401

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2007

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

53,882,037 shares of Common Stock, $.0005 par value, as of July 31, 2007

                           ADM TRONICS UNLIMITED, INC.

INDEX

                                                                     Page Number
                                                                     -----------
Part I. Financial Information

Item 1. Consolidated Financial Statements:

  Condensed Consolidated Balance Sheet - June 30, 2007 (unaudited)        3

  Condensed Consolidated Statements of Operations - For the three
     months ended June 30, 2007 and 2006 (unaudited)                      4

  Condensed Consolidated Statements of Cash Flows - For the three
     months ended June 30, 2007 and 2006 (unaudited)                      5

  Notes to Condensed Consolidated Financial Statements (unaudited)        6

Item 2. Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                               9

Item 3. Controls and Procedures                                          12

Part II. Other Information

Item 1. Legal Proceedings                                                13

Item 6.  Exhibits                                                        13


                  ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2007
                                  (Unaudited)


ASSETS

Current assets:
  Cash and cash equivalents                                  $       2,335,871
  Accounts receivable, net of allowance for
    doubtful accounts of $900                                           46,637
  Receivables - Ivivi                                                   35,285
  Inventories                                                          257,664
  Prepaid expenses and other current assets                             13,950
                                                             ------------------

Total current assets                                                 2,689,407

Property and equipment, net of accumulated
  depreciation of $6,722                                                47,922

Inventory - long term portion                                          153,614
Investment in Ivivi                                                  2,281,124
Loan receivable and accrued interest, officer                           93,302
Other assets                                                            87,805
                                                             ------------------

Total assets                                                 $       5,353,174
                                                             ==================


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                           $         162,615
  Accrued expenses and other current liabilities                        61,257
                                                             ------------------

Total current liabilities                                              223,872
                                                             ------------------


Stockholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares
    authorized, no shares issued and outstanding                             -
  Common stock, $.0005 par value; 150,000,000 shares
    authorized, 53,882,037 shares issued and outstanding                26,941
  Additional paid-in capital                                        30,410,124
  Accumulated deficit                                              (25,307,763)
                                                             ------------------

Total stockholders' equity                                           5,129,302
                                                             ------------------

Total liabilities and stockholders' equity                   $       5,353,174
                                                             ==================


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.




                              ADM TRONICS UNLIMITED, INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
                                      (Unaudited)


                                                     2007                  2006
                                              ------------------    ------------------
Revenues                                      $         293,086     $         464,979
                                              ------------------    ------------------

Costs and expenses:
  Cost of sales                                         170,059               122,955
  Research and development                                2,493               131,078
  Selling, general and administrative                   248,719             1,194,494
                                              ------------------    ------------------

Total operating expenses                                421,271             1,448,527
                                              ------------------    ------------------

Operating loss                                         (128,185)             (983,548)

Interest and financing costs, net                        25,143              (980,151)
Change in fair value of warrant and
     registration rights liabilities                          -              (224,003)
Equity in net loss of Ivivi                            (469,607)                    -
                                              ------------------    ------------------

Net loss                                      $        (572,649)    $      (2,187,702)
                                              ==================    ==================

Net loss per share, basic and diluted:        $           (0.01)    $           (0.04)
                                              ==================    ==================

Weighted average shares outstanding                  53,882,037            53,882,037


        The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.




                                      ADM TRONICS UNLIMITED, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006
                                              (Unaudited)


                                                                     2007                  2006
                                                              ------------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $        (572,649)    $      (2,187,702)
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization                                         3,223                 4,846
    Loss from equity investment                                         469,607                     -
    Stock based compensation                                                  -               230,672
    Amortization of loan costs and discount                                   -               211,462
    Share based financing penalties                                           -               640,717
    Bad debts                                                               100                7,338
    Change in fair value of warrant and registration
      rights liabilities                                                      -               224,003
Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                                  42,861                60,626
    Inventory                                                          (124,188)               (3,479)
    Prepaid expenses and other current assets                            21,180                 4,610
    Other assets                                                           (369)                 (476)
  Increase (decrease) in:
    Accounts payable and accrued expenses                                 7,647               368,454
    Deferred revenue                                                          -                     -
                                                              ------------------    ------------------

Net cash used by operating activities                                  (152,588)             (438,929)
                                                              ------------------    ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash retained by former consolidated subsidiary                               -                     -
Purchases of property and equipment                                     (11,189)                    -
Receivable from Ivivi                                                     1,372                     -
                                                              ------------------    ------------------

Net cash used by investing activities                                    (9,817)                    -
                                                              ------------------    ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable                                                   -               250,000
Deferred offering costs                                                       -              (113,974)
                                                              ------------------    ------------------

Net cash provided by financing activities                                     -               136,026
                                                              ------------------    ------------------

Net decrease in cash                                                   (162,405)             (302,903)

Cash and cash equivalents, beginning of period                        2,498,276               982,670
                                                              ------------------    ------------------

Cash and cash equivalents, end of period                      $       2,335,871     $         679,767
                                                              ==================    ==================

Cash paid for:
  Interest                                                    $               -     $          37,118
  Income taxes                                                                -                     -

NONCASH FINANCING AND INVESTING ACTIVITIES:

During the three months ended June 30, 2007, Ivivi recorded an increase in additional paid-in capital as a result of the recognition of compensation expense related to option grants to employees and others. We have recorded a proportional increase in our investment in Ivivi in the amount of $112,290, with a related credit to additional paid-in capital. We have also recorded a change of ownership percentage adjustment of $121.

                The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                                   5

                  ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2007 AND 2006

                                   (Unaudited)

NOTE 1 - ORGANIZATIONAL MATTERS

ADM Tronics Unlimited, Inc. ("we", "us", "the company" or "ADM"), was incorporated under the laws of the state of Delaware on November 24, 1969. We are authorized under our Certificate of Incorporation to issue 150,000,000 common shares, with $.0005 par value, and 5,000,000 preferred shares with $.01 par value.

The accompanying unaudited condensed consolidated financial statements as of June 30, 2007 and for the three month periods ended June 30, 2007 and 2006 have been prepared by ADM pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and explanatory notes for the year ended March 31, 2007 as disclosed in the Company's 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the three months ended June 30, 2007 are not necessarily indicative of the results to be expected for the pending full year ending March 31, 2008.

NATURE OF BUSINESS

We are a manufacturer and engineering concern whose principal lines of business are the production and sale of chemical products and the manufacture and sale of medical devices. Our chemical product line is principally comprised of water-based chemical products used in the food packaging and converting industries. These products are sold to customers located in the United States, Australia, and Europe. Medical equipment is manufactured in accordance with customer specification on a contract basis. Our medical device product line consists principally of proprietary devices used in the treatment of joint pain, postoperative edema, and tinnitus. These devices are FDA cleared medical devices known as "Electroceutical" units. These products are sold or rented to customers located principally in the United States.

IVIVI OPERATIONS

Our former majority owned subsidiary, Ivivi Technologies, Inc. ("Ivivi"), filed a Registration Statement with the Securities and Exchange Commission ("SEC") for the initial public offering of a portion of its common stock. The Registration Statement was declared effective by the SEC on October 18, 2006. As a result of the consummation of Ivivi's initial public offering, we no longer own a majority of the outstanding common stock of Ivivi. We do own approximately 34% of Ivivi's outstanding common stock and can exert significant influence based upon the percentage of Ivivi's stock owned by us. As a result, our investment in Ivivi subsequent to October 18, 2006 is reported under the equity method of accounting, whereby we recognize our share of Ivivi's earnings or losses as they are incurred. For the three months ended June 30, 2006, Ivivi's revenues included in these consolidated financial statements were $217,419 and Ivivi's operating loss was $999,528.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements include the accounts of ADM Tronics Unlimited, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include expected economic life and value of our medical devices, deferred tax assets, option and warrant expenses related to compensation to employees and directors, consultants and investment banks, the value of warrants issued in conjunction with convertible debt, allowance for doubtful accounts, and warranty reserves. Actual results could differ from those estimates.

REVENUE RECOGNITION

CHEMICAL PRODUCTS:

Sales revenues are recognized when products are shipped to end users. Shipments to distributors are recognized as sales where no right of return exists.

MEDICAL DEVICES:

We recognized revenue primarily from the rental and to a lesser extent from the sale of our medical devices. Revenue from the rental and sales of medical devices was primarily generated by our former subsidiary Ivivi. The Ivivi operations have been consolidated in these financial statements through October 18, 2006.

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

Per share basic and diluted net loss amounted to $0.01 and $0.04 for the three months ended June 30, 2007 and 2006, respectively. The assumed exercise of common stock equivalents was not utilized for the three month periods ended June 30, 2007 and 2006 since the effect would be antidilutive. There were 11,626,854 common stock equivalents at June 30, 2007 and 50,182,341 at June 30, 2006.

NOTE 3 - INVENTORY

Inventory at June 30, 2007 consists of the following:

                           Current        Long Term         Total
                        -------------   -------------   -------------
Raw materials           $    191,280    $    118,084    $    309,364
Finished goods                66,384          35,530         101,914
                        -------------   -------------   -------------

                        $    257,664    $    153,614    $    411,278
                        =============   =============   =============

NOTE 4 - INVESTMENT IN IVIVI AND RELATED CAPITAL TRANSACTIONS

On October 18, 2006, Ivivi's Registration Statement on Form SB-2 related to its initial public offering was declared effective by the Securities and Exchange Commission (the "SEC"). Upon the consummation of Ivivi's initial public offering, we no longer own a majority of the outstanding common stock of Ivivi and do not control Ivivi's operations, but can exert significant influence based upon the percentage of Ivivi's stock owned by us. As a result, we have deconsolidated the operations of Ivivi subsequent to October 18, 2006. Any future change of percentage of interest gains or losses related to our investment in Ivivi will be recorded as a credit or charge to additional paid-in capital.

During the period from April 1, 2007 to June 30, 2007, Ivivi recorded an increase in additional paid-in capital as a result of the recognition of compensation expense related to option grants to employees and others. We have recorded a proportional increase in our investment in Ivivi in the amount of $112,290, with a related credit to additional paid-in capital. We have also recorded A change of ownership percentage adjustment of $121.

The market value of our investment in Ivivi at June 30, 2007 was $14,007,500. However, our common shares of Ivivi have not been registered with the SEC and are subject to restriction as a result of securities laws and a lock-up agreement for 12 months from Ivivi's IPO that has been executed by us.

The following table sets forth summarized results of operations of Ivivi for the three months ended June 30, 2007:

                                                 April 1, 2007
                                                       to
                                                 June 30, 2007
                                                ---------------

       Revenue                                  $      460,999
       Costs and expenses, net                       1,873,607
                                                ---------------

       Net loss                                 $   (1,412,608)
                                                ===============

       Assets at June 30, 2007                  $    8,141,533
       Liabilities at June 30, 2007                  1,403,894
                                                ---------------
       Equity at June 30, 2007                  $    6,737,639
                                                ===============

NOTE 5 - CONCENTRATIONS

During the three month period ended June 30, 2007, Ivivi accounted for 21% of our revenue, and one other customer accounted for 16% of our revenue. As of June 30, 2007, one customer represented 55% of our accounts receivable.

NOTE 6 - SEGMENT INFORMATION

Information about segments is as follows:

                                             Chemical     Medical       Total
                                             --------     -------       -----

    Three months ended June 30, 2007
        Revenues from external customers    $  198,214   $  94,872   $  293,086
        Segment loss (operating loss)         (139,251)     11,066     (128,185)

    Three months ended June 30, 2006
        Revenues from external customers       199,535     265,444      464,979
        Segment loss (operating loss)          (14,409)   (969,139)    (983,548)

    Total assets at June 30, 2007            5,310,647      42,527    5,353,174

NOTE 7 - RELATED PARTY TRANSACTIONS

ADVANCES TO RELATED PARTIES

At June 30, 2007, ADM has advances to an officer aggregating $49,188. No advances have been made since 2000. The advances bear interest at the rate of 3% per year. Accrued interest at June 30, 2007 was $36,798.

At June 30, 2007, ADM has advances to an employee, the wife of the above referenced officer, aggregating $7,316. No advances have been made since 2000. This advance bears no interest.

IVIVI

Ivivi had $59,740 in management services provided to it by ADM pursuant to the management services agreement during the three months ended June 30, 2007.

ADM has charged Ivivi $2,337 for the Company's manufacture of Ivivi's products pursuant to the manufacturing agreement during the three months ended June 30, 2007and had total sales of $61,599 to Ivivi during that period.

As of June 30, 2007 Ivivi owed us $35,285 pursuant to the above transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward-looking statements within the meaning of the "safe harbor" provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "forecasts", "projects", or similar terms, variations of such terms or the negative of such terms. These forward- looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward- looking statements contained in this report to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward- looking statements include those set forth under "Item. 1 Description of Business - Risk Factors" and elsewhere in, or incorporated by reference into, the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007 and other filings with the Securities and Exchange Commission.

We maintain a website at www.admtronics.com. We make available free of charge on our website all electronic filings with the Securities and Exchange Commission (including proxy statements and reports on Forms 8-K, 10-KSB and 10-QSB and any amendments to these reports) as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. The Securities and Exchange Commission maintains an internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission.

Unless otherwise indicated in this prospectus, references to "we," "us," "our" or the "Company" refer to ADM Tronics Unlimited, Inc. and its subsidiaries.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION:

Sales revenues from our chemical products are recognized when products are shipped to end users. Shipments to distributors are recognized as sales where no right of return exists.

We recognized medical device revenue primarily from the rental and, to a lesser extent, from the sale of our medical devices. Revenue from the rental and sales of medical devices was primarily generated by our former subsidiary Ivivi. The Ivivi operations have been consolidated in these financial statements through October 18, 2006.

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

BUSINESS OVERVIEW

ADM is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. During the years ended March 31, 2007 and 2006, our operations were conducted through ADM itself and its subsidiaries, Ivivi Technologies, Inc. (through October 18, 2006), Pegasus Laboratories, Inc. and Sonotron Medical Systems, Inc. Ivivi has been deconsolidated as of October 18, 2006 upon the consummation of Ivivi's initial public offering, as we no longer own a majority of the outstanding common stock of Ivivi and do not control Ivivi's operations, but can exert significant influence based on the percentage of Ivivi's stock owned by us. As a result, our investment in Ivivi subsequent to October 18, 2006 is reported under the equity method of accounting and Ivivi's results of operations and cash flows have not been consolidated with our results of operations and cash flows since that date.

We are a technology-based developer and manufacturer of diversified lines of products in the following three areas: (1) environmentally safe chemical products for industrial use, (2) therapeutic non-invasive electronic medical devices and (3) cosmetic and topical dermatological products. We have historically derived most of our revenues from the development, manufacture and sale of chemical products, and, to a lesser extent, from our therapeutic non-invasive electronic medical devices and topical dermatological products. However, during the three months ended June 30, 2006, we derived an increased amount of our revenue from the sale and rental of our therapeutic non-invasive medical devices, through Ivivi. With the consummation of Ivivi's IPO, our continuing revenues will once again be derived primarily from the development, manufacture and sale of chemical products, and, to a lesser extent, from our therapeutic non- invasive electronic medical devices and topical dermatological products. Our current medical segment includes our Sonotron subsidiary.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AS COMPARED TO JUNE 30, 2006

We believe the following table, which compares the results of operations for the three months ended June 30, 2007 with the pro-forma results of operations for the three months ended June 30, 2006 as if Ivivi's operations were reported on one line, gives a more informative disclosure of our ongoing operations.

The pro forma financial information set forth below should be read in conjunction with a reading of our historical financial statements. The pro forma information is presented for illustrative purposes only and is not intended to be indicative of our results of operations that may be reported in the future.

                                                                     June 30, 2006
                                                                        Pro Forma
                                                                    Ivivi Operations
                                                 June 30, 2007    Reported on One Line
                                             ------------------    ------------------
Revenues                                     $         293,086     $         247,560
                                             ------------------    ------------------

Costs and expenses:
  Cost of sales                                        170,059                85,594
  Research and development                               2,493                   262
  Selling, general and administrative                  248,719               145,724
                                             ------------------    ------------------

Total operating expenses                               421,271               231,580
                                             ------------------    ------------------

Operating (loss) income                               (128,185)               15,980

Interest and financing costs, net                       25,143                 2,253
Equity in net loss of Ivivi                           (469,607)                    -
Loss from Ivivi operations                                   -            (2,205,935)
                                             ------------------    ------------------

Net loss                                     $        (572,649)    $      (2,187,702)
                                             ==================    ==================

Net loss per share, basic and diluted:       $           (0.01)    $           (0.04)
                                             ==================    ==================

Weighted average shares outstanding                 53,882,037            53,882,037

REVENUES

We have included the operations of our Ivivi subsidiary in our consolidated results of operations through October 18, 2006. For the three month period ended June 30, 2006, revenues from such operations were $217,419.

Revenues were $293,086 for the three months ended June 30, 2007 as compared to $247,560 for the three months ended June 30, 2006 (excluding Ivivi's operations), an increase of $45,526, or 18%. The increase resulted from an increase in sales of finished medical devices to Ivivi. Gross profit was $123,027 and $161,966(excluding Ivivi's operations) for the three months ended June 30, 2007 and 2006 respectively. Gross margins decreased as a result of margins on $61,599 of sales of medical devices of approximately 17% to Ivivi as compared to margins achieved from chemical products.

NET LOSS

We have included the operations of our Ivivi subsidiary in our consolidated results of operations through October 18, 2006. For the three month period ended June 30, 2006, net loss attributable to the Ivivi operations was $2,205,935.

Net loss for the three months ended June 30, 2007 was $572,649 compared to a net loss for the three months ended June 30, 2006 of $2,187,702.

Selling, general and administrative expenses increased by $102,995, or 71%, from $145,724, excluding Ivivi's operations, to $248,719, mainly due to a $65,613 increase in consulting and professional fees and a $21,870 increase in compensation expense. We also recorded an equity method investment loss of $469,607 in 2007 from our investment in Ivivi. Interest income increased $22,890, to $25,143 in the three months ended June 30, 2007 from $2,253 in the three months ended June 30, 2006, due to increased funds invested in a money market account.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2007, we had cash and equivalents of $2,335,871 as compared to $2,498,276 at March 31, 2007. The $162,405 decrease was primarily the result of our loss from operations during the three month period. Our cash will be used for increased administrative and marketing costs in order to attempt to increase our revenue. The market value of our investment in Ivivi at June 30, 2007 was $14,007,500. However, our common shares of Ivivi have not been registered with the SEC and are subject to restriction as a result of securities laws and a lock-up agreement for 12 months from Ivivi's IPO that has been executed by us.

OPERATING ACTIVITIES

Net cash used by operating activities was $152,588 for the three months ended June 30, 2007 as compared to net cash used by operating activities of $438,929 for the three months ended June 30, 2006. The use of cash in 2007 was primarily due to a net loss of $572,649 and an increase in net operating assets of $60,516, partially offset by a non cash charge for the equity investment loss of $469,607.

The use of cash in the 2006 period was primarily due to a net loss of $2,187,702 of which $2,205,935 was related to Ivivi's operations, partially offset by non cash charges for the amortization of loan costs and amortization of discount of $211,462 on the convertible notes issued in the private placements, stock based compensation of $230,672, equity based penalty expense of $640,717 and the increase in the fair value of the liability for warrants issued with registration rights of $224,003. In addition, we recorded a decrease in accounts receivable of $60,626 and an increase in accounts payable of $368,454.

INVESTING ACTIVITIES

For the three months ended June 30, 2007, cash used in investing activities was $9,817. Of this amount, $11,189 was used for the purchase of office equipment and $1,372 was received from Ivivi as repayment of advances.

FINANCING ACTIVITIES

During the three months ended June 30, 2006, we paid $113,974 for deferred costs related to Ivivi's IPO and Ivivi had net proceeds from notes payable of $250,000. We had no comparable items during 2007.

Subsequent to the receipt of funds from Ivivi in repayment of Ivivi's indebtedness to the Company, management launched a sales and marketing initiative which included, among other things, the re-branding of its water-based industrial chemical products through the establishment of a new division, Aqua-Based Technologies. In addition, the Company hired a Director of Sales and Marketing for such division. This is part of a business plan to enhance Company operations and to increase sales and marketing efforts for its products. Such plan includes seeking to hire additional sales employees as well as pursuing strategic relationships to help market and promote certain product lines. Although we expect available funds and funds generated from our operations to be sufficient to meet our anticipated needs for a minimum of 12 months, we may need to obtain additional capital to continue to operate and grow our business. Our cash requirements may vary materially from those currently anticipated due to changes in our operations, including our marketing and sales activities, product development, and the timing of our receipt of revenues. We do not have any material external sources of liquidity or unused sources of funds. Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing on terms satisfactory to us or at all.

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

As of the end of the period covered by this Quarterly Report on Form 10- QSB, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based on that evaluation as of June 30, 2007, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective, as of the date of their evaluation, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

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

       Dated: Northvale, New Jersey
             August 14, 2007