Form 10QSB
period 2007-09-30
ADM TRONICS UNLIMITED INC/DE
filed 2007-11-14
CIK 849401

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2007

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

53,882,037 shares of Common Stock, $.0005 par value, as of October 31, 2007

                           ADM TRONICS UNLIMITED, INC.

                                     INDEX

                                                                    Page Number
                                                                    -----------
                         PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

   Condensed Consolidated Balance Sheet - September 30, 2007
      (unaudited).......................................................   3

   Condensed Consolidated Statements of Operations - For
      the three and six months ended September 30, 2007
      and 2006 (unaudited)..............................................   4

   Condensed Consolidated Statements of Cash Flows - For
      the six months ended September 30, 2007 and 2006
      (unaudited).......................................................   5

   Notes to Condensed Consolidated Financial Statements
      (unaudited).......................................................   6



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.............................   9

ITEM 3. CONTROLS AND PROCEDURES ........................................  14

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS...............................................  15

ITEM 6. EXHIBITS .......................................................  15


                  ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2007
                                   (Unaudited)

ASSETS
Current assets:
    Cash and cash equivalents                                       $  2,291,738
    Accounts receivable, net of allowance for doubtful
      accounts of $900                                                    76,965
    Inventories                                                          283,560
    Prepaid expenses and other current assets                             98,015
                                                                    ------------

Total current assets                                                   2,750,278

Property and equipment, net of accumulated depreciation
    of $10,259                                                            45,915

Inventory - long term portion                                            131,408
Investment in Ivivi                                                    1,826,705
Loan receivable and accrued interest, officer                             98,955
Other assets                                                              85,839
                                                                    ------------

Total assets                                                        $  4,939,100
                                                                    ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                $    187,871
    Accrued expenses and other current liabilities                        47,906
    Customer deposits - affiliate                                         98,971
                                                                    ------------

Total current liabilities                                                334,748
                                                                    ------------


Stockholders' equity:
    Preferred stock, $.01 par value; 5,000,000 shares authorized,
      no shares issued and outstanding                                        --
    Common stock, $.0005 par value; 150,000,000 shares
      authorized, 53,882,037 shares issued and outstanding                26,941
    Additional paid-in capital                                        30,566,522
    Accumulated deficit                                              (25,989,111)
                                                                    ------------

Total stockholders' equity                                             4,604,352
                                                                    ------------

Total liabilities and stockholders' equity                          $  4,939,100
                                                                    ============


         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                                ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                       FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                                (Unaudited)




                                          Three months ended September 30,   Six Months ended September 30,
                                               2007             2006             2007             2006
                                           ------------     ------------     ------------     ------------

Revenues                                   $    399,847     $    570,582     $    692,933     $  1,035,561
                                           ------------     ------------     ------------     ------------

Costs and expenses:
    Cost of sales                               249,170          128,096          419,229          251,051
    Research and development                      1,057          166,313            3,550          297,391
    Selling, general and administrative         245,798        2,101,632          494,517        3,296,126
                                           ------------     ------------     ------------     ------------

Total operating expenses                        496,025        2,396,041          917,296        3,844,568
                                           ------------     ------------     ------------     ------------

Operating loss                                  (96,178)      (1,825,459)        (224,363)      (2,809,007)

Interest and financing costs, net                25,647         (885,272)          50,790       (1,865,423)
Change in fair value of warrant and
    registration rights liabilities                  --          198,158               --          (25,845)
Equity in net loss of Ivivi                    (610,817)              --       (1,080,424)              --
                                           ------------     ------------     ------------     ------------

Net loss                                   $   (681,348)    $ (2,512,573)    $ (1,253,997)    $ (4,700,275)
                                           ============     ============     ============     ============

Net loss per share, basic and diluted      $      (0.01)    $      (0.05)    $      (0.02)    $      (0.09)
                                           ============     ============     ============     ============

Weighted average shares outstanding,
    basic and diluted                        53,882,037       53,882,037       53,882,037       53,882,037



                       The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                              ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
                                              (Unaudited)



                                                                              2007            2006
                                                                           -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   $(1,253,997)    $(4,700,275)
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization                                                8,726          14,676
    Loss from equity investment                                              1,080,424              --
    Stock based compensation                                                        --       1,351,757
    Amortization of loan costs and discount                                         --         431,774
    Share based financing penalties                                                 --       1,174,886
    Bad debts                                                                   (4,059)         33,597
    Change in fair value of warrant and registration rights liabilities             --          25,845
    Amortization of deferred revenue                                                --          (4,833)
Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                                         16,692         (27,618)
    Inventory                                                                 (127,878)         33,804
    Prepaid expenses and other current assets                                  (62,885)       (114,480)
    Other assets                                                                (6,022)           (738)
  Increase in:
    Accounts payable and accrued expenses                                       19,552       1,143,790
    Customer deposit - affiliate                                               123,892              --
    Deferred revenue                                                                --         290,000
                                                                           -----------     -----------

Net cash used by operating activities                                         (205,555)       (347,815)
                                                                           -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                            (12,719)             --
Receivable from affiliate                                                       11,736              --
                                                                           -----------     -----------

Net cash used by investing activities                                             (983)             --
                                                                           -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net                                                    --         245,725
Deferred offering costs                                                             --        (501,541)
                                                                           -----------     -----------

Net cash used by financing activities                                               --        (255,816)
                                                                           -----------     -----------

Net decrease in cash                                                          (206,538)       (603,631)

Cash and cash equivalents, beginning of period                               2,498,276         982,670
                                                                           -----------     -----------

Cash and cash equivalents, end of period                                   $ 2,291,738     $   379,039
                                                                           ===========     ===========

Cash paid for:
  Interest                                                                 $        --     $   110,226
  Income taxes                                                                      --              --

NONCASH FINANCING AND INVESTING ACTIVITIES:

During the six months ended September 30, 2007, Ivivi recorded an increase in additional paid-in capital as a result of the recognition of compensation expense related to option grants to employees and others. We have recorded a proportional increase in our investment in Ivivi in the amount of $269,365, with a related credit to additional paid-in capital. We have also recorded a change of ownership percentage adjustment of $798.



                     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                  ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           SEPTEMBER 30, 2007

                                   (Unaudited)

NOTE 1 - ORGANIZATIONAL MATTERS

ADM Tronics Unlimited, Inc. ("we", "us", "the company" or "ADM"), was incorporated under the laws of the state of Delaware on November 24, 1969. We are authorized under our Certificate of Incorporation to issue 150,000,000 common shares, with $.0005 par value, and 5,000,000 preferred shares with $.01 par value.

The accompanying unaudited condensed consolidated financial statements as of September 30, 2007 and for the three and six month periods ended September 30, 2007 and 2006 have been prepared by ADM pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. We believe that the disclosures provided are adequate to make the information presented not misleading. These financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and explanatory notes for the year ended March 31, 2007 as disclosed in our 10-KSB for that year as filed with the SEC, as it may be amended.

The results of the three and six months ended September 30, 2007 are not necessarily indicative of the results to be expected for the pending full year ending March 31, 2008.

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

IVIVI OPERATIONS

Our former majority owned subsidiary, Ivivi Technologies, Inc. ("Ivivi"), filed a Registration Statement with the Securities and Exchange Commission ("SEC") for the initial public offering of a portion of its common stock. The Registration Statement was declared effective by the SEC on October 18, 2006. As a result of the consummation of Ivivi's initial public offering, we no longer own a majority of the outstanding common stock of Ivivi. We do own approximately 34% of Ivivi's outstanding common stock at September 30, 2007 and can exert significant influence based upon the percentage of Ivivi's stock owned by us. As a result, our investment in Ivivi subsequent to October 18, 2006 is reported under the equity method of accounting, whereby we recognize our share of Ivivi's earnings or losses as they are incurred. For the three months ended September 30, 2006, Ivivi's revenues included in these consolidated financial statements were $368,533 and Ivivi's operating loss was $1,365,805. For the six months ended September 30, 2006, Ivivi's revenues included in these consolidated financial statements were $585,952 and Ivivi's operating loss was $2,365,332.

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

NET LOSS PER SHARE

We use SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is antidilutive.

Per share basic and diluted net loss amounted to $0.01 and $0.05 for the three months ended September 30, 2007 and 2006, respectively. Per share basic and diluted net loss amounted to $0.02 and $0.09 for the six months ended September 30, 2007 and 2006, respectively. The assumed exercise of common stock equivalents was not utilized for the three and six month periods ended September 30, 2007 and 2006 since the effect would be antidilutive. There were 11,626,854 common stock equivalents at September 30, 2007 and 53,682,342 at September 30, 2006.

NOTE 3 - INVENTORY

Inventory at September 30, 2007 consists of the following:

                   Current      Long Term       Total
                   --------     --------     --------
Raw materials      $212,063     $131,408     $343,471
Finished goods       71,497         --         71,497
                   --------     --------     --------
                   $283,560     $131,408     $414,968
                   ========     ========     ========


NOTE 4 - INVESTMENT IN IVIVI AND RELATED CAPITAL TRANSACTIONS

On October 18, 2006, Ivivi's Registration Statement on Form SB-2 related to its initial public offering was declared effective by the SEC. Upon the consummation of Ivivi's initial public offering, we no longer own a majority of the outstanding common stock of Ivivi and do not control Ivivi's operations, but can exert significant influence based upon the percentage of Ivivi's stock owned by us. As a result, we have deconsolidated the operations of Ivivi subsequent to October 18, 2006. Any future change of percentage of interest gains or losses related to our investment in Ivivi will be recorded as a credit or charge to additional paid-in capital.

During the period from April 1, 2007 to September 30, 2007, Ivivi recorded an increase in additional paid-in capital as a result of the recognition of compensation expense related to option grants to employees and others. We have recorded a proportional increase in our investment in Ivivi in the amount of $269,365, with a related credit to additional paid-in capital. We have also recorded a change of ownership percentage adjustment of $798.

The market value of our investment in Ivivi at September 30, 2007 was $16,737,500. However, our common shares of Ivivi have not been registered with the SEC and are subject to restriction as a result of securities laws and a lock-up agreement for 12 months from Ivivi's IPO that has been executed by us.

The following table sets forth summarized results of operations of Ivivi for the three and six months ended September 30, 2007:

                                      Three Months Ended   Six Months Ended
                                      September 30, 2007   September 30, 2007
                                      ------------------   ------------------
Revenue                                  $   225,732         $   686,731
Costs and expenses, net                    2,032,797           3,906,404
                                         -----------         -----------

Net loss                                 $(1,807,065)        $(3,219,673)
                                         ===========         ===========

Assets at September 30, 2007                                 $ 6,926,749
Liabilities at September 30, 2007                              1,531,873
                                                             -----------

Equity at September 30, 2007                                 $ 5,394,876
                                                             ===========


NOTE 5 - CONCENTRATIONS

During the six month period ended September 30, 2007, Ivivi accounted for 31% of our revenue, and one other customer accounted for 13% of our revenue. As of September 30, 2007, two customers represented 50% of our accounts receivable.

NOTE 6 - SEGMENT INFORMATION

Information about segments is as follows:

                                                 Chemical           Medical           Total
                                              ----------------  ----------------  ---------------
Six months ended September 30, 2007
  Revenues from external customers           $   443,688         $   249,245         $   692,933
  Segment loss (operating loss)                 (258,850)             34,487            (224,363)

Six months ended September 30, 2006
  Revenues from external customers               400,707             634,854           1,035,561
  Segment loss (operating loss)                 (469,004)         (2,340,003)         (2,809,007)

Three months ended September 30, 2007
  Revenues from external customers               245,474             154,373             399,847
  Segment loss (operating loss)                 (119,599)             23,421             (96,178)

Three months ended September 30, 2006
  Revenues from external customers               201,172             369,410             570,582
  Segment loss (operating loss)                 (454,595)         (1,370,864)         (1,825,459)

Total assets at September 30, 2007             4,896,639              42,461           4,939,100


NOTE 7 - RELATED PARTY TRANSACTIONS

IVIVI

Ivivi had $56,125 and $115,865 in management services provided to it by ADM pursuant to the management services agreement during the three and six months ended September 30, 2007, respectively.

ADM has charged Ivivi $1,470 and $3,807 for the Company's manufacture of Ivivi's products pursuant to the manufacturing agreement during the three and six months ended September 30, 2007, respectively, and had total sales of $151,796 and $213,395 to Ivivi during the three and six months ended September 30, 2007, respectively.

As of September 30, 2007 we have received $98,971 from Ivivi for sales deposits.

I






TEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

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

We are a technology-based developer and manufacturer of diversified lines of products in the following three areas: (1) environmentally safe chemical products for industrial use, (2) therapeutic non-invasive electronic medical devices and (3) cosmetic and topical dermatological products. We have historically derived most of our revenues from the development, manufacture and sale of chemical products, and, to a lesser extent, from our therapeutic non-invasive electronic medical devices and topical dermatological products. However, during the three and six months ended September 30, 2006, we derived an increased amount of our revenue from the sale and rental of our therapeutic non-invasive medical devices, through Ivivi. With the consummation of Ivivi's IPO, our continuing revenues will once again be derived primarily from the development, manufacture and sale of chemical products, and, to a lesser extent, from our therapeutic non- invasive electronic medical devices and topical dermatological products. Our current medical segment includes our Sonotron subsidiary.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2007 AS COMPARED TO SEPTEMBER 30, 2006

We believe the following table, which compares the results of operations for the three and six month periods ended September 30, 2007 with the pro-forma results of operations for the three and six month periods ended September 30, 2006 as if Ivivi's operations were reported on one line, gives a more informative disclosure of our ongoing operations.

The pro forma financial information set forth below should be read in conjunction with a reading of our historical financial statements. The pro forma information is presented for illustrative purposes only and is not intended to be indicative of our results of operations that may be reported in the future.


                                                                  Three Months                     Six Months
                                                                     Ended                            Ended
                                                                  September 30,                    September 30,
                                                                      2006                             2006
                                                                   Pro Forma                        Pro Forma
                                                 Three Months        Ivivi          Six Months        Ivivi
                                                    Ended          Operations         Ended         Operations
                                                 September 30,      Reported       September 30,     Reported
                                                    2007          on One Line          2007        on One Line
                                                 ------------     ------------     ------------     ------------

Revenues                                         $    399,847     $    202,049     $    692,933     $    449,609
                                                 ------------     ------------     ------------     ------------

Costs and expenses:
          Cost of sales                               249,170           97,190          419,229          182,784
          Research and development                      1,057             (262)           3,550               --
          Selling, general and administrative         245,798          589,336          494,517          735,060
                                                 ------------     ------------     ------------     ------------

Total operating expenses                              496,025          686,264          917,296          917,844
                                                 ------------     ------------     ------------     ------------

Operating loss                                        (96,178)        (484,215)        (224,363)        (468,235)

Interest and financing costs, net                      25,647            2,237           50,790            4,490
Equity in net loss of Ivivi                          (610,817)              --       (1,080,424)              --
Loss from Ivivi operations                                 --       (2,030,595)              --       (4,236,530)
                                                 ------------     ------------     ------------     ------------

Net loss                                         $   (681,348)    $ (2,512,573)    $ (1,253,997)    $ (4,700,275)
                                                 ============     ============     ============     ============

Net loss per share, basic and diluted            $      (0.01)    $      (0.05)    $      (0.02)    $      (0.09)
                                                 ============     ============     ============     ============

Weighted average shares outstanding,
          basic and diluted                        53,882,037       53,882,037       53,882,037       53,882,037

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AS COMPARED TO SEPTEMBER 30, 2006

REVENUES

We have included the operations of our Ivivi subsidiary in our consolidated results of operations through October 18, 2006. For the three month period ended September 30, 2006, revenues from such operations were $368,533.

Revenues were $399,847 for the three months ended September 30, 2007 as compared to $202,049 for the three months ended September 30, 2006 (excluding Ivivi's operations), an increase of $197,798, or 98%. The increase resulted from an increase in sales of finished medical devices to Ivivi, along with increased sales to new and existing chemical customers. Gross profit was $150,677 and $104,859 (excluding Ivivi's operations) for the three months ended September 30, 2007 and 2006, respectively. Gross margins decreased as a result of margins on $151,796 of sales of medical devices of approximately 17% to Ivivi as compared to margins achieved from chemical products, which are generally higher.

NET LOSS

We have included the operations of our Ivivi subsidiary in our consolidated results of operations through October 18, 2006. For the three month period ended September 30, 2006, net loss attributable to the Ivivi operations was $2,030,595.

Net loss for the three months ended September 30, 2007 was $681,348 compared to a net loss for the three months ended September 30, 2006 of $2,512,573.

Selling, general and administrative expenses decreased by $343,538, or 58%, from $589,336, excluding Ivivi's operations, to $245,798, mainly due to a $116,473 decrease in consulting and professional fees and a $255,265 decrease in compensation expense, offset by increases in various other expenses. We also recorded an equity method investment loss of $610,817 in 2007 from our investment in Ivivi. Interest income increased $23,410, to $25,647 in the three months ended September 30, 2007 from $2,237 in the three months ended September 30, 2006, due to increased funds invested in a money market account.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2007 AS COMPARED TO SEPTEMBER 30, 2006

REVENUES

We have included the operations of our Ivivi subsidiary in our consolidated results of operations through October 18, 2006. For the six month period ended September 30, 2006, revenues from such operations were $585,952.

Revenues were $692,933 for the six months ended September 30, 2007 as compared to $449,609 for the six months ended September 30, 2006 (excluding Ivivi's operations), an increase of $243,324, or 54%. The increase resulted from an increase in sales of finished medical devices to Ivivi, along with increased sales to new and existing chemical customers. Gross profit was $273,704 and $266,825 (excluding Ivivi's operations) for the six months ended September 30, 2007 and 2006, respectively. Gross margins decreased as a result of margins on $213,395 of sales of medical devices of approximately 17% to Ivivi as compared to margins achieved from chemical products, which are generally higher.

NET LOSS

We have included the operations of our Ivivi subsidiary in our consolidated results of operations through October 18, 2006. For the six month period ended September 30, 2006, net loss attributable to the Ivivi operations was $4,236,530.

Net loss for the six months ended September 30, 2007 was $1,253,997 compared to a net loss for the six months ended September 30, 2006 of $4,700,275.

Selling, general and administrative expenses decreased by $240,543, or 33%, from $735,060, excluding Ivivi's operations, to $494,517, mainly due to a $65,598 decrease in consulting and professional fees and a $218,658 decrease in compensation expense, offset by increases in various other expenses. We also recorded an equity method investment loss of $1,080,424 in 2007 from our investment in Ivivi. Interest income increased $46,300, to $50,790 in the six months ended September 30, 2007 from $4,490 in the six months ended September 30, 2006, due to increased funds invested in a money market account.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2007, we had cash and equivalents of $2,291,738 as compared to $2,498,276 at March 31, 2007. The $206,538 decrease was primarily the result of our loss from operations during the six month period. Our cash will be used for increased administrative and marketing costs in order to attempt to increase our revenue. The market value of our investment in Ivivi at September 30, 2007 was $16,737,500. However, our common shares of Ivivi have not been registered with the SEC and are subject to restriction as a result of securities laws and a lock-up agreement for 12 months from Ivivi's IPO that has been executed by us.

OPERATING ACTIVITIES

Net cash used by operating activities was $205,555 for the six months ended September 30, 2007 as compared to net cash used by operating activities of $347,815 for the six months ended September 30, 2006. The use of cash in 2007 was primarily due to a net loss of $1,253,997 and an increase in net operating assets of $36,649, partially offset by a non cash charge for the equity investment loss of $1,080,424.

The use of cash in the 2006 period was primarily due to a net loss of $4,700,275 of which $4,236,530 was related to Ivivi's operations, partially offset by non cash charges for the amortization of loan costs and amortization of discount of $431,774 on the convertible notes issued in the private placements, stock based compensation of $1,351,757, equity based penalty expense of $1,174,886 and the increase in the fair value of the liability for warrants issued with registration rights of $25,845. In addition, we recorded increases in accounts payable and deferred revenue of $1,433,790, offset by increases in operating assets of $109,032.

INVESTING ACTIVITIES

For the six months ended September 30, 2007, cash used in investing activities was $983. Of this amount, $12,719 was used for the purchase of office equipment and $11,736 was received from Ivivi as repayment of advances.

FINANCING ACTIVITIES

During the six months ended September 30, 2006, we paid $501,541 for deferred costs related to Ivivi's IPO and Ivivi had net proceeds from notes payable of $245,725. We had no comparable items during 2007.

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

As of the end of the period covered by this Quarterly Report on Form 10- QSB, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based on that evaluation as of September 30, 2007, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective, as of the date of their evaluation, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

 Dated: Northvale, New Jersey
        November 14, 2007