Form 10QSB
period 2007-12-31
ADM TRONICS UNLIMITED INC/DE
filed 2008-02-14
CIK 849401

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2007

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

53,882,037 shares of Common Stock, $.0005 par value, as of February 1, 2008

                           ADM TRONICS UNLIMITED, INC.

                                      INDEX

                                                                     Page Number
                                                                     -----------
                          PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements:

   Condensed Consolidated Balance Sheets - December 31, 2007
      (unaudited) and March 31, 2007....................................   3

   Condensed Consolidated Statements of Operations - For
      the three and nine months ended December 31, 2007
      and 2006 (unaudited)..............................................   4

   Condensed Consolidated Statements of Cash Flows - For
      the nine months ended December 31, 2007 and 2006
      (unaudited).......................................................   5

   Notes to Condensed Consolidated Financial Statements
      (unaudited).......................................................   6


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS.............................   9

ITEM 3. CONTROLS AND PROCEDURES ........................................  14


                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS .......................................................  15


                                 ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                  DECEMBER 31, 2007        MARCH 31, 2007
                                                                     (Unaudited)
ASSETS

Current assets:
    Cash and cash equivalents                                       $  2,191,590            $  2,498,276
    Accounts receivable, net of allowance for doubtful
      accounts of $900 and $8,361, respectively                           74,161                  89,598
    Receivables - Affiliate                                               39,668                  36,657
    Inventories                                                          683,116                 205,517
    Prepaid expenses and other current assets                              7,255                  35,130
                                                                    ------------            ------------

Total current assets                                                   2,995,790               2,865,178

Property and equipment, net of accumulated depreciation
    of $13,665 and $5,467, respectively                                   53,221                  37,989

Inventory - long term portion                                             88,392                  81,573
Investment in Ivivi                                                    2,669,792               2,638,562
Loan receivable and accrued interest, officer                             74,040                  92,933
Other assets                                                              86,873                  89,772
                                                                    ------------            ------------

Total assets                                                        $  5,968,108            $  5,806,007
                                                                    ============            ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                $    249,226            $    180,935
    Accrued expenses and other current liabilities                        56,910                  35,290
    Customer deposits - affiliate                                        323,444                      --
                                                                    ------------            ------------

Total current liabilities                                                629,580                 216,225
                                                                    ------------            ------------


Stockholders' equity:
    Preferred stock, $.01 par value; 5,000,000 shares authorized,
      no shares issued and outstanding                                        --                      --
    Common stock, $.0005 par value; 150,000,000 shares
      authorized, 53,882,037 shares issued and outstanding at
      December 31, 2007 and March 31, 2007                                26,941                  26,941
    Additional paid-in capital                                        32,004,055              30,297,955
    Accumulated deficit                                              (26,692,468)            (24,735,114)
                                                                    ------------            ------------

Total stockholders' equity                                             5,338,528               5,589,782
                                                                    ------------            ------------

Total liabilities and stockholders' equity                          $  5,968,108            $  5,806,007
                                                                    ============            ============





                        The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.






                                ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                       FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
                                                (Unaudited)




                                          Three months ended December 31,   Nine Months ended December 31,
                                               2007             2006             2007             2006
                                           ------------     ------------     ------------     ------------

Revenues                                   $    496,261     $    234,627     $  1,189,194     $  1,270,188
                                           ------------     ------------     ------------     ------------

Costs and expenses:
    Cost of sales                               352,942           79,794          772,171          330,845
    Research and development                        115              828            3,665          298,219
    Selling, general and administrative         273,691          821,622          768,208        4,117,748
                                           ------------     ------------     ------------     ------------

Total operating expenses                        626,748          902,244        1,544,044        4,746,812
                                           ------------     ------------     ------------     ------------

Operating loss                                 (130,487)        (667,617)        (354,850)      (3,476,624)

Interest and financing costs, net                21,576       (1,263,146)          72,366       (3,128,569)
Change in fair value of warrant and
    registration rights liabilities                  --         (352,188)              --         (378,033)
Equity in net loss of Ivivi                    (594,446)        (575,853)      (1,674,870)        (575,853)
                                           ------------     ------------     ------------     ------------

Net loss                                   $   (703,357)    $ (2,858,804)    $ (1,957,354)    $ (7,559,079)
                                           ============     ============     ============     ============

Net loss per share, basic and diluted      $      (0.01)    $      (0.05)    $      (0.04)    $      (0.14)
                                           ============     ============     ============     ============

Weighted average shares outstanding,
    basic and diluted                        53,882,037       53,882,037       53,882,037       53,882,037



                        The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.






                                 ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AND 2006
                                                  (Unaudited)


                                                                              2007            2006
                                                                           -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                   $(1,957,354)    $(7,559,079)
Adjustments to reconcile net loss to net cash
  used by operating activities:
    Depreciation and amortization                                               12,461          17,559
    Loss from equity investment                                              1,674,870         575,853
    Interest accrued on officer loan                                            (1,107)             --
Stock based compensation                                                            --       1,779,913
    Amortization of loan costs and discount                                         --       1,692,354
    Share based financing penalties                                                 --       1,355,837
    Bad debts                                                                       --          16,882
    Change in fair value of warrant and registration rights liabilities             --         196,682
    Amortization of deferred revenue                                                --          (4,833)
Changes in operating assets and liabilities:
  (Increase) decrease in:
    Accounts receivable                                                        (24,231)        (34,225)
    Inventory                                                                 (484,418)        (30,330)
    Prepaid expenses and other current assets                                   27,875        (101,785)
    Other assets                                                                34,003          (1,107)
  Increase in:
    Accounts payable and accrued expenses                                       89,911       1,268,414
    Customer deposit - affiliate                                               323,444              --
    Deferred revenue                                                                --         290,000
                                                                           -----------     -----------

Net cash used by operating activities                                         (304,546)       (537,865)
                                                                           -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                            (22,140)         (2,657)
Repayment of officer loan receivable                                            20,000              --
Receivable from affiliate                                                           --       2,598,662
Cash retained by Ivivi                                                              --         (67,483)
                                                                           -----------     -----------

Net cash provided (used) by investing activities                                (2,140)      2,528,522
                                                                           -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net                                                    --         245,725
Deferred offering costs                                                             --        (571,291)
                                                                           -----------     -----------

Net cash used by financing activities                                               --        (325,566)
                                                                           -----------     -----------

Net increase (decrease) in cash                                               (306,686)      1,665,091

Cash and cash equivalents, beginning of period                               2,498,276         982,670
                                                                           -----------     -----------

Cash and cash equivalents, end of period                                   $ 2,191,590     $ 2,647,761
                                                                           ===========     ===========

Cash paid for:
  Interest                                                                 $        --     $   166,174
  Income taxes                                                                   4,060              --

NONCASH FINANCING AND INVESTING ACTIVITIES:

During the nine months ended December 31, 2007, Ivivi recorded an increase in additional paid-in capital as a result of the recognition of compensation expense related to option grants to employees and others. We have recorded a proportional increase in our investment in Ivivi in the amount of $410,558, with a related credit to additional paid-in capital. We have also recorded a change of ownership percentage adjustment of $1,295,542.



                        The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                                         5

                  ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007
                                   (Unaudited)

NOTE 1 - ORGANIZATIONAL MATTERS

ADM Tronics Unlimited, Inc. ("we", "us", "the company" or "ADM"), was incorporated under the laws of the state of Delaware on November 24, 1969. We are authorized under our Certificate of Incorporation to issue 150,000,000 common shares, with $.0005 par value, and 5,000,000 preferred shares with $.01 par value.

The accompanying condensed consolidated financial statements as of December 31, 2007 (unaudited) and March 31, 2007 and for the three and nine month periods ended December 31, 2007 and 2006 (unaudited) have been prepared by ADM pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-QSB. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. We believe that the disclosures provided are adequate to make the information presented not misleading. These financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and explanatory notes for the year ended March 31, 2007 as disclosed in our 10-KSB for that year as filed with the SEC, as it may be amended. The results of the three and nine months ended December 31, 2007 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending March 31, 2008.

NATURE OF BUSINESS

We are a manufacturer and engineering concern whose principal lines of business are the production and sale of chemical products and the manufacture and sale of medical devices. Our chemical product line is principally comprised of water-based chemical products used in the food packaging and converting industries. These products are sold to customers located in the United States, Australia, Asia and Europe. Medical equipment is manufactured in accordance with customer specification on a contract basis. Our medical device product line consists principally of proprietary devices used in the treatment of joint pain, postoperative edema, and tinnitus. These devices are FDA cleared medical devices known as "Electroceutical" units. These products are sold or rented to customers located principally in the United States.

IVIVI OPERATIONS

Our former majority owned subsidiary, Ivivi Technologies, Inc. ("Ivivi"), filed a Registration Statement with the Securities and Exchange Commission ("SEC") for the initial public offering of a portion of its common stock. The Registration Statement was declared effective by the SEC on October 18, 2006. As a result of the consummation of Ivivi's initial public offering, we no longer own a majority of the outstanding common stock of Ivivi. We do own approximately 30% of Ivivi's outstanding common stock at December 31, 2007 and can exert significant influence based upon the percentage of Ivivi's stock owned by us. As a result, our investment in Ivivi subsequent to October 18, 2006 is reported under the equity method of accounting, whereby we recognize our share of Ivivi's earnings or losses as they are incurred. For the three months ended December 31, 2006, Ivivi's revenues included in these condensed, consolidated financial statements were $29,354 and Ivivi's operating loss was $2,079,094. For the nine months ended December 31, 2006, Ivivi's revenues included in these consolidated financial statements were $615,307 and Ivivi's operating loss was $6,315,624.

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

Rental revenue, resulting from the Ivivi operations, had been recognized as earned on either a monthly or pay-per-use basis in accordance with individual customer agreements.

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

NET LOSS PER SHARE

We use SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

Per share basic and diluted net loss amounted to $0.01 and $0.05 for the three months ended December 31, 2007 and 2006, respectively. Per share basic and diluted net loss amounted to $0.04 and $0.14 for the nine months ended December 31, 2007 and 2006, respectively. The assumed exercise of common stock equivalents was not utilized for the three and nine month periods ended December 31, 2007 and 2006, since the effect would be anti-dilutive. There were 11,626,854 common stock equivalents at December 31, 2007 and 2006, respectively.

NOTE 3 - INVENTORY

Inventory at December 31, 2007 (unaudited) consists of the following:

                            Current      Long Term       Total
                            --------     --------     --------
         Raw materials      $539,774     $ 88,392     $628,116
         Finished goods      143,342           --      143,342
                            --------     --------     --------
                            $683,116     $ 88,392     $771,508
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

During the period from April 1, 2007 to December 31, 2007, Ivivi recorded an increase in additional paid-in capital as a result of the recognition of compensation expense related to option grants to employees and others. We have recorded a proportional increase in our investment in Ivivi in the amount of $410,558, with a related credit to additional paid-in capital. We have also recorded a change of ownership percentage adjustment of $1,295,542.

The market value of our investment in Ivivi at December 31, 2007 was approximately $13,423,000. However, our common shares of Ivivi have not been registered with the SEC and are subject to restriction on transfer as a result of federal securities laws.

The following table sets forth summarized results of operations of Ivivi for the three and nine months ended December 31, 2007:

                                          Three Months Ended   Nine Months Ended
                                          December 31, 2007    December 31, 2007
                                             (unaudited)           (unaudited)
                                          ------------------   -----------------
         Revenue                             $   393,616         $ 1,080,347
         Costs and expenses, net               2,444,420           6,350,824
                                             -----------         -----------

         Net loss                            $(2,050,804)        $(5,270,477)
                                             ===========         ===========

         Assets at December 31, 2007                             $10,524,264
         Liabilities at December 31, 2007                          1,534,307
                                                                 -----------

         Equity at December 31, 2007                             $ 8,989,957
                                                                 ===========

NOTE 5 - CONCENTRATIONS

The Company maintains cash balances which, at times, may exceed federally insured limits.

During the nine month period ended December 31, 2007, Ivivi accounted for approximately 40% of our revenue, and two other customers accounted for approximately 21% of our revenue. As of December 31, 2007, four customers represented approximately 73% of our accounts receivable.

NOTE 6 - SEGMENT INFORMATION

Information about segments is as follows:

                                                          Chemical           Medical           Total
                                                       ----------------  ----------------  ---------------
         Nine months ended December 31, 2007
           Revenues from external customers           $   652,719         $   536,475         $ 1,189,194
           Segment operating profit (loss)               (249,133)           (105,717)           (354,850)

         Nine months ended December 31, 2006
           Revenues from external customers               584,271             685,917           1,270,188
           Segment operating profit (loss)               (694,316)         (2,782,308)         (3,476,624)

         Three months ended December 31, 2007
           Revenues from external customers               209,031             287,230             496,261
           Segment operating profit (loss)                  9,717            (140,204)           (130,487)

         Three months ended December 31, 2006
           Revenues from external customers               183,564              51,063             234,627
           Segment operating profit (loss)               (225,312)           (442,305)           (667,617)

         Total assets at December 31, 2007              5,190,046             778,062           5,968,108


NOTE 7 - RELATED PARTY TRANSACTIONS

We charged Ivivi $55,781 and $171,646 in management services pursuant to the management services agreement during the three and nine months ended December 31, 2007, respectively, which represent allocations of expenses.

We charged Ivivi $3,807 for the manufacture of Ivivi's products pursuant to the manufacturing agreement during nine months ended December 31, 2007. We had total sales of $247,799 and $459,702 to Ivivi during the three and nine months ended December 31, 2007, respectively, which includes a mark-up.

As of December 31, 2007, we have received $323,444 from Ivivi for sales deposits, and were owed $39,668 in accounts receivable from Ivivi.

Our equity in the net loss of Ivivi during the nine months ended December 31, 2007 was $1,674,870, which excludes the profit on our products that remain in Ivivi's inventory.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-QSB.

Unless otherwise referred to in this report, references to "we," "us," "our" or the "Company" refer to ADM Tronics Unlimited, Inc. and its subsidiaries.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB contains forward looking statements within the meaning of the "safe harbor" provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Act of 1995. We use forward looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "forecasts", "projects", or similar terms, variations of such terms or the negative of such terms. These forward looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward looking statements contained in this report to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward looking statements include those set forth under "Item. 1 Description of Business - Risk Factors" and elsewhere in, or incorporated by reference into, the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2007 and other filings with the Securities and Exchange Commission.

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


USE OF ESTIMATES:

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, impairment of long-lived assets, fair value of equity instruments issued to consultants for services and fair value of equity instruments issued to others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above described items, are reasonable.

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

We are a technology-based developer and manufacturer of diversified lines of products in the following three areas: (1) environmentally safe chemical products for industrial use, (2) therapeutic non-invasive electronic medical devices and (3) cosmetic and topical dermatological products. We have historically derived most of our revenues from the development, manufacture and sale of chemical products, and, to a lesser extent, from our therapeutic non-invasive electronic medical devices and topical dermatological products. However, during the three and nine months ended December 31, 2006, we derived an increased amount of our revenue from the sale and rental of our therapeutic non-invasive medical devices, through Ivivi. With the consummation of Ivivi's IPO, our continuing revenues will be derived from contract manufacturing for Ivivi, from the development, manufacture and sale of chemical products, and, to a lesser extent, from our therapeutic non-invasive electronic medical devices and topical dermatological products. Our current medical segment includes our Sonotron subsidiary.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AS COMPARED TO DECEMBER 31, 2006

REVENUES

Net revenues were $496,261 for the three months ended December 31, 2007 as compared to $234,627 for the three months ended December 31, 2006, an increase of $261,634, or 112%. The increase resulted from an increase in sales of finished medical devices to Ivivi, along with increased sales to new and existing chemical customers. Gross profit was $143,319 and $154,833 for the three months ended December 31, 2007 and 2006, respectively. Gross margins decreased as a result of margins on $247,799 of sales of medical devices of approximately 17% to Ivivi, as compared to margins achieved from chemical products, which are generally higher.

NET LOSS

Net loss for the three months ended December 31, 2007 was $703,357 compared to a net loss for the three months ended December 31, 2006 of $2,858,804.

Selling, general and administrative expenses decreased by $547,931 or 67%, from $821,622 for the three months ended December 31, 2006, to $273,691 for the three months ended December 31, 2007, mainly due to decreased compensation, consulting and professional fees, resulting from the deconsolidation of Ivivi. Interest and financing costs, net also decreased by $1,284,722 or 102%, from $1,263,146 for the three months ended December 31, 2006, to income of $21,576 for the three months ended December 31, 2007. This was mainly due to unamortized loan discounts that were expensed during the three months ended December 31, 2006, when $6,087,500 of unsecured convertible notes automatically converted into shares of Ivivi's stock, with the consummation of Ivivi's IPO. We also recorded an equity method investment loss of $594,446 for the three months ended December 31, 2007, compared to $575,853 for the three months ended December 31, 2006, from our investment in Ivivi.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AS COMPARED TO DECEMBER 31, 2006

REVENUES

Revenues were $1,189,194 for the nine months ended December 31, 2007 as compared to $1,270,188 for the nine months ended December 31, 2006, a decrease of $80,994, or 7%. The decrease resulted from the deconsolidation of Ivivi, which had $615,307 in net revenues for the nine months ended December 31, 2006. Gross profit was $417,023 and $939,343 for the nine months ended December 31, 2007 and 2006, respectively. Gross margins decreased as a result of margins on $459,702 of sales of medical devices of approximately 17% to Ivivi during the nine months ended December 31, 2007, along with approximately $544,000 in gross margins on Ivivi's net revenues that were consolidated in the nine months ended December 31, 2006.

NET LOSS

Net loss for the nine months ended December 31, 2007 was $1,957,354 compared to a net loss for the nine months ended December 31, 2006 of $7,559,078.

Selling, general and administrative expenses decreased by $3,349,540, or 436%, from $4,117,748 for the nine months ended December 31, 2006, to $768,208 for the nine months ended December 31, 2007, mainly due to decreased compensation, consulting and professional fees, resulting from the deconsolidation of Ivivi. Interest and financing costs, net also decreased by approximately $3,200,000, from $3,128,569 for the nine months ended December 31, 2006, to income of $72,366 for the nine months ended December 31, 2007, mainly as a result of approximately $3,048,000 in amortized loan costs and financing penalties incurred during 2006 in connection with the consummation of Ivivi's IPO. We also recorded an equity method investment loss of $1,674,870 in 2007 from our investment in Ivivi, compared to $575,853 in 2006.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2007, we had cash and equivalents of $2,191,590 as compared to $2,498,276 at March 31, 2007. The $306,686 decrease was primarily the result of our loss from operations during the nine month period. Our cash will be used for increased administrative and marketing costs in order to attempt to increase our revenue. The market value of our investment in Ivivi at December 31, 2007 was approximately $13,423,000. However, our common shares of Ivivi have not been registered with the SEC and are subject to restriction on transfer as a result of federal securities laws.

OPERATING ACTIVITIES

Net cash used by operating activities was $304,546 for the nine months ended December 31, 2007 as compared to net cash used by operating activities of $537,865 for the nine months ended December 31, 2006. The use of cash in 2007 was primarily due to a net loss of $1,957,354 and an increase in net operating assets of $446,771, which was primarily offset by a non-cash charge for the equity investment loss of $1,674,870 and increases in net operating liabilities of $413,355.

The use of cash in 2006 was primarily due to a net loss of $7,559,079, related mostly to Ivivi's operations, partially offset by non cash charges for the amortization of loan costs and amortization of discount of $1,692,354 on the convertible notes issued in the private placements, stock based compensation of $1,779,913, equity based penalty expense of $1,355,837, equity investment loss of $575,853 and increases in net operating liabilities of $1,558,414.

INVESTING ACTIVITIES

For the nine months ended December 31, 2007, net cash used by investing activities was $2,140. Of this amount, $22,140 was used for the purchase of machinery and equipment and $20,000 was received from an officer for repayment of advances made to the officer prior to 2000. For the nine months ended December 31, 2006, cash provided by investing activities was $2,528,522.
Of this amount, $2,657 was used for the purchase of office equipment, $2,598,662 was received from Ivivi for repayments of advances made to them, and $67,483 was retained by Ivivi after its IPO.

FINANCING ACTIVITIES

During the nine months ended December 31, 2006, we paid $571,291 for deferred costs related to Ivivi's IPO, and Ivivi had net proceeds from notes payable of $245,725. We had no comparable items during 2007.

Subsequent to the receipt of funds from Ivivi in repayment of Ivivi's indebtedness to us, management launched a sales and marketing initiative which included, among other things, the re-branding of our water-based industrial chemical products through the establishment of a new division, Aqua-Based Technologies. In addition, we hired a Director of Sales and Marketing for such division. This is part of a business plan to enhance our operations and to increase sales and marketing efforts for its products. Such plan includes seeking to hire additional sales employees as well as pursuing strategic relationships to help market and promote certain product lines. Although we expect available funds and funds generated from our operations to be sufficient to meet our anticipated needs for a minimum of 12 months, we may need to obtain additional capital to continue to operate and grow our business. Our cash requirements may vary materially from those currently anticipated due to changes in our operations, including our marketing and sales activities, product development, and the timing of our receipt of revenues. We do not have any material external sources of liquidity or unused sources of funds. Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing on terms satisfactory to us or at all.

PRO-FORMA RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2007 AS COMPARED TO DECEMBER 31, 2006

We believe the following table, which compares the results of operations for the three and nine month periods ended December 31, 2007 with the pro-forma results of operations for the three and nine month periods ended December 31, 2006 as if Ivivi's operations were reported on one line, gives a more informative disclosure of our ongoing operations.

The pro forma financial information set forth below should be read in conjunction with a reading of our historical financial statements. The pro forma information is presented for illustrative purposes only and is not intended to be indicative of our results of operations that may be reported in the future.

                                                                  Three Months                      Nine Months
                                                                     Ended                             Ended
                                                                  December 31,                      December 31,
                                                                     2006                              2006
                                                                   Pro Forma                         Pro Forma
                                                 Three Months        Ivivi         Nine Months         Ivivi
                                                    Ended          Operations         Ended         Operations
                                                 December 31,       Reported       December 31,      Reported
                                                    2007          on One Line          2007         on One Line
                                                 ------------     ------------     ------------     ------------
Revenues                                         $    496,261     $    205,272     $  1,189,194     $    654,881
                                                 ------------     ------------     ------------     ------------

Costs and expenses:
          Cost of sales                               352,942           76,601          772,171          259,385
          Research and development                        115               --            3,665               --
          Selling, general and administrative         273,691          356,019          768,208        1,091,079
                                                 ------------     ------------     ------------     ------------

Total operating expenses                              626,748          432,620        1,544,044        1,350,464
                                                 ------------     ------------     ------------     ------------

Operating loss                                       (130,487)        (227,348)        (354,850)        (695,583)

Interest and financing costs, net                      21,576           23,491           72,366           27,981
Equity in net loss of Ivivi                          (594,446)        (575,853)      (1,674,870)        (575,853)
Loss from Ivivi operations                                 --       (2,079,094)              --       (6,315,624)
                                                 ------------     ------------     ------------     ------------

Net loss                                         $   (703,357)    $ (2,858,804)    $ (1,957,354)    $ (7,559,079)
                                                 ============     ============     ============     ============

Net loss per share, basic and diluted            $      (0.01)    $      (0.05)    $      (0.04)    $      (0.14)
                                                 ============     ============     ============     ============

Weighted average shares outstanding,
          basic and diluted                        53,882,037       53,882,037       53,882,037       53,882,037


PRO-FORMA RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2007 AS COMPARED TO DECEMBER 31, 2006

REVENUES

We have included the operations of our Ivivi subsidiary in our consolidated results of operations through October 18, 2006. For the three month period ended December 31, 2006, revenues from such operations were $29,354.

Net revenues were $496,261 for the three months ended December 31, 2007 as compared to $205,272 for the three months ended December 31, 2006 (excluding Ivivi's operations), an increase of $290,989, or 142%. The increase resulted from an increase in sales of finished medical devices to Ivivi, along with increased sales to new and existing chemical customers. Gross profit was $143,319 and $128,671 (excluding Ivivi's operations) for the three months ended December 31, 2007 and 2006, respectively. Gross margins decreased as a result of margins on $247,799 of sales of medical devices of approximately 17% to Ivivi, as compared to margins achieved from chemical products, which are generally higher.

NET LOSS

We have included the operations of our Ivivi subsidiary in our consolidated results of operations through October 18, 2006. For the three month period ended December 31, 2006, net loss attributable to the Ivivi operations was $2,079,094.

Net loss for the three months ended December 31, 2007 was $703,357 compared to a net loss for the three months ended December 31, 2006 of $2,858,804.

Selling, general and administrative expenses decreased by $82,328 or 23%, from $356,019 for the three months ended December 31, 2006, excluding Ivivi's operations, to $273,691 for the three months ended December 31, 2007, mainly due to decreased consulting and professional fees, offset by increased compensation and various other expenses. We also recorded an equity method investment loss of $594,446 for the three months ended December 31, 2007, compared to an equity method loss of $575,853 for the three months ended December 31, 2006, from our investment in Ivivi.

PRO-FORMA RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2007 AS COMPARED TO DECEMBER 31, 2006

REVENUES

We have included the operations of our Ivivi subsidiary in our consolidated results of operations through October 18, 2006. For the nine month period ended December 31, 2006, revenues from such operations were $615,307.

Revenues were $1,189,194 for the nine months ended December 31, 2007 as compared to $654,881 for the nine months ended December 31, 2006 (excluding Ivivi's operations), an increase of $534,313, or 82%. The increase resulted from an increase in sales of finished medical devices to Ivivi, along with increased sales to new and existing chemical customers. Gross profit was $417,023 and $395,496 (excluding Ivivi's operations) for the nine months ended December 31, 2007 and 2006, respectively. Gross margins decreased as a result of margins on $459,702 of sales of medical devices of approximately 17% to Ivivi, as compared to margins achieved from chemical products, which are generally higher.

NET LOSS

We have included the operations of our Ivivi subsidiary in our consolidated results of operations through October 18, 2006. For the nine month period ended December 31, 2006, net loss attributable to the Ivivi operations was $6,315,624.

Net loss for the nine months ended December 31, 2007 was $1,957,354 compared to a net loss for the nine months ended December 31, 2006 of $7,559,079.

Selling, general and administrative expenses decreased by $322,871, or 30%, from $1,091,079 for the nine months ended December 31, 2006, excluding Ivivi's operations, to $768,208 for the nine months ended December 31, 2007, mainly due to decreased compensation, consulting and professional fees, offset by increases in various other expenses. We also recorded an equity method investment loss of $1,674,870 in 2007, compared to an equity method loss of $575,853 in 2006, from our investment in Ivivi. Interest income increased $44,385, to $72,366 in the nine months ended December 31, 2007 from $27,981 in the nine months ended December 31, 2006, due to increased funds invested in a money market account.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

As of the end of the period covered by this Quarterly Report on Form 10- QSB, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based on that evaluation as of December 31, 2007, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: Northvale, New Jersey
       February 14, 2008