Form 10KSB
period 2008-03-31
ADM TRONICS UNLIMITED INC/DE
filed 2008-06-30
CIK 849401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER 0-17629

ADM TRONICS UNLIMITED, INC.
(Name of registrant as specified in its charter)

Delaware	22-1896032
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

224 Pegasus Avenue, Northvale, New Jersey 07647
(Address of Principal Executive Offices) (Zip Code)

(201) 767-6040
(Registrant’s Telephone Number)

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

The issuer's revenues for its most recent fiscal year were approximately $1,897,000.

The aggregate market value of the issuer's common stock, par value $.0005 per share (the "Common Stock"), held by non-affiliates of the issuer as of June 19, 2008, based on the average of the closing bid and asked prices of $0.14, for such shares on such date, was approximately $5,650,000. For purposes of such calculation, shares of Common Stock held by each executive officer and director and by each person who owns more than 5% of the outstanding shares of Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Common Stock outstanding as of June 19, 2008 was 53,939,537.

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

COMPANY OVERVIEW

The Company is a technology-based developer and manufacturer of diversified lines of products and derives revenue from the following three areas: (1) environmentally safe chemical products for industrial use; (2) therapeutic non-invasive electronic medical devices; and (3) cosmetic and topical dermatological products.

The Company is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. Our operations are conducted through ADM Tronics Unlimited, Inc. ("ADM") and its subsidiaries, Ivivi Technologies, Inc. (through October 18, 2006) ("Ivivi"), Pegasus Laboratories, Inc. ("Pegasus") and Sonotron Medical Systems, Inc. ("SMI"). As of June 19, 2008, ADM owned approximately 100% and 94% of the outstanding capital stock of Pegasus and SMI, respectively. Ivivi has been deconsolidated as of October 18, 2006 upon the consummation of Ivivi's initial public offering, as we no longer own a majority of the outstanding common stock of Ivivi and do not control Ivivi's operations, but can exert significant influence based on the percentage of Ivivi's stock owned by us. As a result, our investment in Ivivi subsequent to October 18, 2006 is reported under the equity method of accounting. As of June 19, 2008, we owned approximately 30% of the outstanding capital stock of Ivivi.

COMPANY PRODUCTS

CHEMICAL PRODUCTS FOR INDUSTRIAL USE

We develop, manufacture and sell chemical products to industrial users. Such products consist primarily of the following:

●	Water-based primers and adhesives;
●	Water-based coatings and resins; and
●	Water-based chemical additives.

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

None of our chemical products are protected by patents, although the names of some of such products have been protected by trademarks. We do not believe that any such trademarks are material to our business. As of March 31, 2008, the dollar amount of backlog orders for our chemical products believed by us to be firm, was not material.

COSMETIC AND TOPICAL PRODUCTS

The Company, through its subsidiary, Pegasus, has developed several cosmetic and topical products. We have not realized any significant revenues from such products and there can be no assurance that any such products will account for significant revenues or any profits in the future.

Although we believe that our proposed products can be successfully marketed for over-the-counter use through one or more entities representing numerous retail pharmacies and otherwise, there can be no assurance that sales of such products will be material or that we will be able to derive any profits there from.

THERAPEUTIC NON-INVASIVE MEDICAL DEVICES

CONTRACT MANUFACTURING

In conjunction with the therapeutic non-invasive medical devices we have internally developed and produce for sale, the Company’s revenues from contract manufacturing of medical devices for its affiliate Ivivi and other customers, continues to grow.  During the year ended March 31, 2008, revenues from contract manufacturing were approximately $1,000,000, or 53% of total revenues, up from approximately $57,000, or 4% of total revenues during the year ended March 31, 2008.

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

As of March 31, 2008, the dollar amount of backlog orders for Sonotron Devices was not material.

AUREX-3

The Company has developed an electronic device (the "Aurex-3") for the treatment of Tinnitus. Tinnitus is a human medical condition which manifests itself in a constant and annoying ringing in the ears. The Aurex-3 uses a probe that transmits a vibratory and audio signal. In April 2001 United States patent was issued with respect to the Tinnitus Device and such was assigned to the Company by Dr. DiMino. In May 1998, a 510-K Pre-market Notification ("PMN") was filed by the Company with the FDA and in August 1998, the FDA notified the Company that the PMN was accepted. Accordingly, we may market the product in the United States for its intended indication, "the treatment and control of tinnitus." From August 1998 to November 1999, we finalized manufacturing plans for the Aurex-3. Sales of the Aurex-3 have not been material. There can be no assurance that we will receive significant orders for the Aurex-3 or, if such orders are received, that we will be able to manufacture the Aurex-3 in sufficient quantities.

CUSTOMERS

During our fiscal years ended March 31, 2008 and 2007, sales of chemical products accounted for approximately 45% and 48% of our operating revenues, respectively; sales, rentals and manufacturing charges of medical device products accounted for approximately 55%, and 52% of our operating revenues, respectively; and sales of our cosmetic and topical dermatological products were not material. No contract exists with any of our customers that would obligate any customer to continue to purchase and/or rent products from us.

During the year ended March 31, 2008, five customers accounted for 77% of ADM's revenue. During the fiscal year ended March 31, 2007, four customers accounted for 59% of ADM's revenue. As of March 31, 2008, three customers represented 66% of our accounts receivable. As of March 31, 2007, two customers represented 53% of our accounts receivable. The loss of these major customers could have a material impact on our operations and cash flow.

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

ADM warranties the products it manufactures for SMI and Ivivi against defects in material and workmanship for a period of 90 days after the completion of manufacture. After such 90-day period, ADM has agreed to provide repair services for the products to the entity at its customary hourly repair rate plus the cost of any parts, components or items necessary to repair the products unless the entity provides such parts, components or items to ADM.

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

Since ADM is the exclusive manufacturer of all of SMI's and Ivivi's current and future products under the manufacturing agreement, if the operations of ADM are interrupted or if orders or orders of other customers of the Company exceed our manufacturing capabilities, we may not be able to deliver products on time and the entities may not be able to deliver their respective products to their respective customers on time. Under the terms of the manufacturing agreement, if ADM is unable to perform its obligations there under or is otherwise in breach of any provision thereof, the entities have the right, without penalty, to engage third parties to manufacture some or all of their products. In addition, if an entity elects to utilize a third-party manufacturer to supplement the manufacturing being completed by ADM, such entity has the right to require us to accept delivery of the products from these third-party manufacturers, finalize the manufacture of the products to the extent necessary for such entity to comply with FDA regulations and ensure that the design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process have been met.

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

We purchase the raw materials, parts, components and other items that are required to manufacture products for SMI and Ivivi. We rely on a limited number of suppliers for such raw materials, parts, components and other items. Although there are many suppliers for each of these raw materials, parts, components and other items, we are dependent on a limited number of suppliers for many of the significant raw materials and components due to our customers’ requirements. We do not have any long-term or exclusive purchase commitments with any of our suppliers. The failure to maintain existing relationships with suppliers or to establish new relationships in the future could also negatively affect our ability to obtain raw materials and components used in the products in a timely manner. If we are unable to obtain ample supply of product from our existing suppliers or alternative sources of supply, we may be unable to satisfy SMI's and Ivivi's orders which could reduce our revenues and adversely affect their relationships with their customers.

RESEARCH AND DEVELOPMENT

During our fiscal years ended March 31, 2008 and 2007, we made no material expenditures with respect to company-sponsored research and development activities relating to our chemical business. During such fiscal years, we did not expend any funds on customer-sponsored research and development activities with respect thereto.

During our fiscal years ended March 31, 2008 and 2007, other than the regular compensation paid by us to our executive officers, we did not spend any appreciable amounts on testing, application, clinical studies and company-sponsored research and development activities in connection with the Sonotron Technology and other activities determined in accordance with generally accepted accounting principles. During each of such years no material amounts were spent on customer-sponsored research and development activities relating to the development of new products, services or techniques or the improvement of any of the foregoing.

During our fiscal years ended March 31, 2008 and 2007, aside from research and development performed by Ivivi during the period from April 1, 2006 to October 18, 2007 when they were a fully consolidated subsidiary, we made no material expenditures with respect to company-sponsored research and development activities relating to our medical device business.

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

Our results of operations depend, in part, on our ability to expand our chemical product offerings. We are committed to remaining a competitive producer and believe that our portfolio of new or re-engineered products is strong. However, we may not be able to continue to develop new products, re-engineer existing products successfully or bring them to market in a timely manner. While we believe that the products, pricing and services we offer customers are competitive, we may not be able to continue to attract and retain customers to which to we sell our chemical products.

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

EMPLOYEES

As of June 19, 2008, we had an aggregate of 17 full-time and 8 part-time employees. As of such date, we had five salaried employees in executive or managerial positions.

RECENT DEVELOPMENTS

None.

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

RISKS RELATING TO OUR CHEMICAL BUSINESS

NEW ENVIRONMENTAL OR OTHER REGULATIONS COULD INCREASE THE COMPANY'S OPERATING COSTS.

Like other manufacturers, the Company is subject to a broad range of Federal, state and local laws and requirements, including those governing discharges in the air and water, the handling and disposal of solid and hazardous substances and wastes, the remediation of contamination associated with the release of hazardous substances, work place safety and equal employment opportunities. We have made expenditures to comply with such laws and requirements. We believe, based on information currently available to management, that we are in compliance with applicable environmental and other legal requirements and that we will not require material capital expenditures to maintain compliance with such requirements in the foreseeable future. Governmental authorities have the power to enforce compliance with such laws and regulations, and violators may be subject to penalties, injunctions or both. Third parties may also have the right to enforce compliance with such laws and regulations. As ADM develops new formulations for its chemical products, those products may become subject to additional review and approval requirements governing the sale and use of its products. Although our manufacturing processes do not currently result in the generation of hazardous wastes, this may not always be the case and material costs or liabilities may be incurred by us in the future as a result of the manufacturing operations. It is also possible that other developments, such as additional or increasingly strict requirements of laws and regulations of these types, or enforcement policies there under, could significantly increase our costs of operations.

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

The markets in which we operate are highly competitive, and this competition could harm our business, results of operations, cash flow and financial condition. Our competitors include major international producers as well as smaller regional competitors. We believe that a significant competitive factor for our products is selling price. We could be subject to adverse results caused by our competitors' pricing decisions. In addition, current and anticipated future consolidation among our competitors and customers may cause us to lose market share as well as put downward pressure on pricing. Furthermore, there is a trend in the chemical industry toward relocation of manufacturing facilities to lower-cost regions. Such relocation may permit some of our competitors to lower their costs and improve their competitive position. Some of our competitors are larger, have greater financial resources and have less debt than we do. As a result, those competitors may be better able to withstand a change in conditions within our industry and throughout the economy as a whole. If we do not compete successfully, our business, operating margins, financial condition, cash flows and profitability could be adversely affected.

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

We rely on a limited number of suppliers for the components and raw materials used in the products that we manufacture for others, including SMI and Ivivi. Although there are many suppliers for each of their component parts and raw materials, we are dependent on a single or limited number of suppliers for many of the significant components and raw materials due to our customers’ specifications. This reliance involves a number of significant risks, including:

●	unavailability of materials and interruptions in delivery of components and raw materials from suppliers;
●	manufacturing delays caused by such unavailability or interruptions in delivery; and
●	fluctuations in the quality and the price of components and raw materials.

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

Third parties may seek to challenge, invalidate, circumvent or render unenforceable any patents or proprietary rights owned by us based on, among other things:

●	subsequently discovered prior art;
●	lack of entitlement to the priority of an earlier, related application; or
●	failure to comply with the written description, best mode, enablement or other applicable requirements.

In general, the patent position of medical device companies are highly uncertain, still evolving and involve complex legal, scientific and factual questions. We are at risk that:

●	other patents may be granted with respect to the patent applications filed by us; and
●	any patents issued to us may not provide commercial benefit to us or will be infringed, invalidated or circumvented by others.

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

The testing and production of medical devices are subject to regulation by the FDA as devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. In the United States, medical devices must be:

●	manufactured in registered and quality approved establishments by the FDA; and
●	produced in accordance with the FDA Quality System Regulation ("QSR") for medical devices.

As a result we, as the manufacturer of Ivivi's and other parties' devices, are required to comply with QSR requirements and if we fail to comply with these requirements, Ivivi and other third parties will need to find another company to manufacture its devices. In addition, the Company's manufacturing facility:

●	is required to be registered as a medical device manufacturing site with the FDA; and
●	is subject to inspection by the FDA.

The FDA can impose civil and criminal enforcement actions and other penalties on us if we fail to comply with stringent FDA regulations.

Medical device manufacturing facilities must maintain records, which are available for FDA inspectors documenting that the appropriate manufacturing procedures were followed. The FDA has authority to conduct inspections of our facility. Labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. Any failure by us or the manufacturer of our products to take satisfactory corrective action in response to an adverse inspection or to comply with applicable FDA regulations could result in enforcement action against us or our manufacturer, including a public warning letter, a shutdown of manufacturing operations, a recall of our products, civil or criminal penalties or other sanctions. From time to time, the FDA may modify such requirements, imposing additional or different requirements which may require us to alter our business methods which could result in increased expenses.

RISKS RELATED TO OUR COMPANY

WE HAVE A HISTORY OF SIGNIFICANT AND CONTINUED OPERATING LOSSES AND A SUBSTANTIAL ACCUMULATED EARNINGS DEFICIT AND WE MAY CONTINUE TO INCUR SIGNIFICANT LOSSES.

We have incurred substantial net losses of approximately $2.9 million and $8.2 million for the fiscal years ended March 31, 2008 and 2007, respectively. At March 31, 2008, we had an accumulated deficit of $27.6 million. We expect to incur additional operating losses, as well as negative cash flow from operations, for the foreseeable future.

WE MAY BE EXPOSED TO POTENTIAL RISKS RELATING TO OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AND OUR ABILITY TO HAVE THE OPERATING EFFECTIVENESS OF OUR INTERNAL CONTROLS ATTESTED TO BY OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) the Securities and Exchange Commission (“SEC”) adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. A report of our management is included in our Annual Report on Form 10-KSB. In addition, Section 404 requires the independent registered public accounting firm auditing a company’s financial statements to also attest to and report on the operating effectiveness of such company’s internal control over financial reporting commencing with our annual report for the fiscal year ending March 31, 2010. We can provide no assurance that we will be able to comply with all of the requirements imposed thereby. There can be no assurance that we will receive a positive attestation from our independent registered public accounting firm. In the event we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent registered public accountants with respect to our internal control over financial reporting, investors and others may lose confidence in the reliability of our financial statements.

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

While we are not aware of side-effects resulting from the use of any of our products, there may be unknown long-term effects of their use that may result in product liability claims in the future. Further, we cannot provide any assurance that:

●	our insurance will provide adequate coverage against potential liabilities if a product causes harm or fails to perform as promised;
●	adequate product liability insurance will continue to be available in the future; or
●	our insurance can be maintained on acceptable terms.

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

Andre' DiMino, our President and Chief Executive Officer, also serves as Vice Chairman and Co-Chief Executive Officer of Ivivi. While Mr. DiMino devotes a substantial portion of his work-time toward ADM, the remaining amount of his work-time may be devoted elsewhere, including at Ivivi. As a result, Mr. DiMino's attention to our business and operations may be diverted by his obligations elsewhere, including at Ivivi, and we may not be able to have access to Mr. DiMino as needed by us.

OUR EXECUTIVE OFFICERS AND DIRECTORS AND ENTITIES AFFILIATED WITH THEM HAVE SUBSTANTIAL CONTROL OVER US, WHICH COULD DELAY OR PREVENT A CHANGE IN OUR CORPORATE CONTROL FAVORED BY OUR OTHER SHAREHOLDERS.

Our executive officers and directors and entities affiliated with them may be deemed to beneficially own, in the aggregate, approximately 39.5% of our outstanding common stock. In particular, Mr. DiMino, together with members of the DiMino family, may be deemed to beneficially own approximately 31% of the outstanding shares of our common stock. The interests of our current officer and director shareholders may differ from the interests of our other shareholders. As a result, the current officers and directors would have the ability to exercise substantial control over all corporate actions requiring shareholder approval, irrespective of how our other shareholders may vote, including the following actions:

●	the election of directors;
●	adoption of stock option plans;
●	the amendment of charter documents; or
●	the approval of certain mergers and other significant corporate transactions, including a sale of substantially all of our assets.

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

ITEM 2. DESCRIPTION OF PROPERTY

We are headquartered at 224 Pegasus Avenue, Northvale, New Jersey. We lease approximately 16,000 square feet of combined office and warehouse space from an unaffiliated third party with a monthly rent of $7,200. The lease expires in June, 2008 and we are currently finalizing an extension of this lease. Until such lease is finalized, we will rent our facility on a month-to-month basis under the terms of our current lease. The Company, its subsidiaries and Ivivi utilize portions of the leased space. Pursuant to a management services agreement to which the Company, its subsidiaries and Ivivi are parties, the Company determines, on a monthly basis, the portion of space utilized by each entity during such month, and each entity reimburses the Company for their portion of the lease costs, real property taxes and related costs.

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

Quarter Ended	High Bid	Low Bid

Fiscal 2007
June 30, 2006	0.43	0.23
September 30, 2006	0.40	0.20
December 31, 2006	0.50	0.23
March 31, 2007	0.30	0.18

Fiscal 2008
June 30, 2007	0.27	0.26
September 30, 2007	0.29	0.28
December 31, 2007	0.27	0.26
March 31, 2008	0.17	0.16

HOLDERS OF RECORD

As of March 31, 2008, 53,939,537 shares of the Company's common stock were issued and outstanding. On March 31, 2008 there were 1,348 shareholders of record.

DIVIDENDS

The Company has never paid any cash dividends on its common stock and has no intention of paying cash dividends in the foreseeable future. The Company intends to retain all earnings, if any, for use in the operation and expansion of its business.

EQUITY COMPENSATION PLAN

As of June 30, 2008, we did not have any compensation plans (including individual compensation arrangements) under which our equity securities were authorized for issuance.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward-looking statements within the meaning of the "safe harbor" provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "forecasts", "projects", or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-KSB to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Item. 1 Description of Business – Risk Factors" and elsewhere in, or incorporated by reference into this Annual Report on Form 10-KSB.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION:

Sales revenues from our chemical products are recognized when products are shipped to end users. Shipments to distributors are recognized as sales where no right of return exists.

We recognize medical device revenue from the sale of our medical devices and medical devices we manufacture for Ivivi. Sales of medical devices are recognized when our products are shipped to end users including medical facilities and distributors. Revenue from the sale of the medical devices we manufacture for Ivivi is recognized upon completion of the manufacturing process. Our products are principally shipped on a "freight collect" basis. Shipping and handling charges and costs are immaterial. We have no post shipment obligations and sales returns have been immaterial.

Prior to October 18, 2006, revenue from the rental and sales of medical devices was primarily generated by our former subsidiary Ivivi. The Ivivi operations have been consolidated in these financial statements through October 18, 2006. Rental revenue from medical devices, resulting from the Ivivi operations, has been recognized as earned on either a monthly or pay-per-use basis in accordance with individual customer agreements.

USE OF ESTIMATES:

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, impairment of long-lived assets, fair value of equity instruments issued to consultants for services and fair value of equity instruments issued to others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above- described items, are reasonable.

RECENT ACCOUNTING PRONOUNCEMENTS

On July 13, 2006, FASB released its final interpretation on uncertain tax positions, FIN 48, "Account for Uncertainty in Income Taxes." FIN 48 addresses the recognition and measurement of uncertain income tax positions using a "more-likely-than-not" threshold and introduces a number of new disclosure requirements. The guidance became effective as of the beginning of a company's fiscal year beginning after December 15, 2006, for both public and non-public companies. There was no material impact on our financial statements upon adoption of FIN 48.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is expected to have a material impact on our financial condition and results of operations, as its adoption in our March 31, 2009 fiscal year end will change the way we report our investment in Ivivi from the equity method of accounting, to fair value.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired entity and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No.141R is effective for us for acquisitions made after November 30, 2009. The Company is currently evaluating the potential impact, if any, that the adoption of SFAS No. 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This standard outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent. SFAS No. 160 is effective for the first quarter of 2010. We do not expect the adoption of SFAS No. 160 to have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161 , “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133”.  This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008.  SFAS 161 will be effective for the Company on April 1, 2009.  We do not expect the adoption of SFAS No. 161 to have a material impact on our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). This statement identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  The FASB believes that the GAAP hierarchy should be directed to the entity and has concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB. This statement shall become effective 60 days following the SEC’s approval of the Public company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  We do not expect the adoption of SFAS No. 162 to have a material impact on our financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee insurance Contracts” (SFAS No. 163). This statement clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.  This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities. We do not expect the adoption of SFAS No. 163 to have a material impact on our financial statements.

BUSINESS OVERVIEW

ADM is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. During the years ended March 31, 2008 and 2007, our operations were conducted through ADM itself and its subsidiaries, Ivivi Technologies, Inc. (through October 18, 2006), Pegasus Laboratories, Inc. and Sonotron Medical Systems, Inc. Ivivi was deconsolidated as of October 18, 2006 upon the consummation of Ivivi's initial public offering. Our investment in Ivivi subsequent to October 18, 2006 is reported under the equity method of accounting.

We are a technology-based developer and manufacturer of diversified lines of products in the following three areas: (1) environmentally safe chemical products for industrial use, (2) the manufacturing and sale of electronic medical devices and (3) cosmetic and topical dermatological products. We have historically derived most of our revenues from the development, manufacture and sale of chemical products, and, to a lesser extent, from our electronic medical devices and topical dermatological products.  However, during the fiscal years ended March 31, 2008 and 2007, we derived an increased amount of our revenue from the sale/rental (through October 18, 2006 with Ivivi) and manufacturing of medical devices (subsequent to October 18, 2006). Our medical segment also includes our Sonotron subsidiary.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2008 AS COMPARED TO MARCH 31, 2007

REVENUES

Revenues were $1,896,746 for the year ended March 31, 2008 as compared to $1,537,860 for the year ended March 31, 2007, an increase of $358,886, or 23%. The increase primarily resulted from increased manufacturing services performed for Ivivi. Gross profit was $540,884 and $1,052,495 for the years ended March 31, 2008 and 2007, respectively. Gross margins decreased as a result of margins on $902,623 of sales of medical devices of approximately 17% to Ivivi, as compared to margins achieved from chemical products, which are generally higher.  We have also incurred higher raw material costs on our chemical products during the year ended March 31, 2008.

INTEREST AND FINANCING COSTS

There was no such activity for the year ended March 31, 2008 as a result of the deconsolidation of Ivivi. For the year ended March 31, 2007, net interest and financing costs are primarily related to Ivivi debt and consist of interest expense and accrued penalties and amortization of discount on the convertible notes issued in Ivivi private placements partially offset by interest earned from amounts invested in money market funds. We also recorded changes in the fair value of our derivative instruments; all related to the Ivivi private placements.

OPERATING LOSS

Loss from operations for the year ended March 31, 2008 was $642,915 compared to a loss from operations for the year ended March 31, 2007 of $3,617,637. Selling, general and administrative expenses decreased by $3,191,635, or 73%, from $4,371,611 to $1,179,976, mainly due to decreased compensation, consulting and professional fees, resulting from the deconsolidation of Ivivi. Research and development expenses decreased by $294,698, or 99%, from $298,521 to $3,823 as a result of the deconsolidation of Ivivi. We also recorded an equity method investment loss of $2,339,716 for the year ended March 31, 2008, compared to a loss of $1,069,563 for the year ended March 31, 2007, from our investment in Ivivi.

NET LOSS AND NET LOSS PER SHARE

Net loss for the year ended March 31, 2008 was $2,894,316 or $(0.05) per share, compared to a net loss of $8,165,886, or $(0.15) per share, for the year ended March 31, 2007.  Our net loss decreased $5,271,570, or $0.10 per share, as a result of a reduction of $3,100,653 in interest expense related to debt that was converted into shares of our affiliate Ivivi with its initial public offering, a decrease of $378,033 in liabilities associated with rights and warrants of Ivivi as a result of its deconsolidation, and an increase of $1,270,153 in equity losses from our investment in Ivivi since its deconsolidation on October 18, 2006.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2008, we had cash and equivalents of $2,072,325 as compared to $2,498,276 at March 31, 2007. The decrease of $425,951 was primarily the result of cash used in operations.  The market value of our investment in Ivivi at March 31, 2008 was $11,050,000. However, our common shares of Ivivi have not been registered with the SEC and are subject to restriction as a result of securities laws.

OPERATING ACTIVITIES

Net cash used by operating activities was $416,246 for the year ended March 31, 2008, as compared to net cash used by operating activities of $636,064 for the year ended March 31, 2007. The use of cash in 2008 was primarily due to a net loss of $2,894,316 and increases in operating assets of $287,000, which was primarily offset by a non-cash charge for the equity investment loss of $2,339,716, depreciation of $76,347, and increases in net operating liabilities of $350,373.

The use of cash during the year ended March 31, 2007 was primarily due to a net loss of $8,165,886, related mostly to Ivivi's operations, partially offset by non cash charges for the amortization of loan costs and  amortization of discount of $1,692,354 on the convertible notes issued in the private placements, stock based compensation of $1,779,913, equity based penalty expense of $1,355,837, equity investment loss of $1,069,563, a  change in fair value of derivative liabilities of $196,682, and increases in operating liabilities of $1,621,569.

INVESTING ACTIVITIES

For the year ended March 31, 2008, cash used in investing activities was $9,706. Of this amount, $29,706 was used for the purchase of equipment and $20,000 was received from an officer for repayment of advances made to the officer prior to 2000. For the year ended March 31, 2007, cash provided by investing activities was $2,477,236. Of this amount, we received $2,570,609 from advances made to Ivivi, $25,890 was used for the purchase of office equipment and $67,483 was retained by Ivivi after its IPO.

FINANCING ACTIVITIES

During the year ended March 31, 2007, we paid $571,291 for deferred costs related to the private placements of Ivivi and had net proceeds from notes payable of $245,725. We had no comparable items during the year ended March 31, 2008.

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

PRO-FORMA RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2008 AS COMPARED TO MARCH 31, 2007

We believe the following table, which compares the results of operations for the year ended March 31, 2008 with the pro-forma results of operations for the year ended March 31, 2007 as if Ivivi's operations were reported on one line, gives a more informative disclosure of our ongoing operations.

The pro forma financial information set forth below should be read in conjunction with a reading of our historical financial statements. The pro forma information is presented for illustrative purposes only and is not intended to be indicative of our results of operations that may be reported in the future.

		Year
		Ended
		March 31,
		2007
		Pro Forma
	Year	Ivivi
	Ended	Operations
	March 31,	Reported
	2008	on One Line

Revenues	$1,896,746	$922,553
Costs and expenses:
Cost of sales	1,355,862	413,905
Research and development	3,823	303
Selling, general and administrative	1,179,976	1,344,942

Total operating expenses	2,539,661	1,759,150

Operating loss	(642,915)	(836,597)
Interest income	88,315	27,981
Equity in net loss of Ivivi	(2,339,716)	(1,069,563)
Loss from Ivivi operations	--	(6,287,707)
Net loss	$(2,894,316)	$(8,165,886)
Net loss per share, basic and diluted	$(0.05)	$(0.15)
Weighted average shares outstanding,
basic and diluted	53,939,537	53,882,037

REVENUES

Net revenues were $1,896,746 for the year ended March 31, 2008 compared to $922,553 for the year ended March 31, 2007 (excluding Ivivi's operations), an increase of $974,193, or 106%.  The increase primarily resulted from increased manufacturing services performed for Ivivi.  Gross profit was $540,884 and $508,648 (excluding Ivivi's operations) for the years ended March 31, 2008 and 2007, respectively.  Gross margins decreased as a result of margins on $902,623 of sales of medical devices of approximately 17% to Ivivi, as compared to margins achieved from chemical products, which are generally higher. We have also incurred higher raw material costs on our chemical products during the year ended March 31, 2008.

OPERATING LOSS

Loss from operations for the years ended March 31, 2008 and 2007 was $642,915 and $836,597, respectively.  Selling, general and administrative expenses decreased by $164,966 or 12%, from $1,344,942 (excluding Ivivi's operations) to $1,179,976, mainly due to decreased consulting and professional fees, offset by increased compensation and various other expenses.

ITEM 7. FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
MARCH 31, 2008

I N D E X

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ADM Tronics Unlimited, Inc.

We have audited the accompanying consolidated balance sheets of ADM Tronics Unlimited, Inc. and subsidiaries as of March 31, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ADM Tronics Unlimited, Inc. and subsidiaries as of March 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Raich Ende Malter & Co. LLP
East Meadow, New York
June 30, 2008

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008 AND 2007

	MARCH 31, 2008	MARCH 31, 2007

ASSETS

Current assets:
Cash and cash equivalents	$2,072,325	$2,498,276
Accounts receivable, net of allowance for doubtful
accounts of $1,088 and $900, respectively	101,270	89,598
Receivables – Affiliate	-	36,657
Inventories	469,403	205,517
Prepaid expenses and other current assets	83,731	35,130

Total current assets	2,726,729	2,865,178

Property and equipment, net of accumulated depreciation
of $17,873 and $5,467, respectively	55,288	37,989

Inventory - long term portion	78,416	81,573
Investment in Ivivi	2,154,517	2,638,562
Advances to related parties	74,299	92,933
Other assets	28,486	89,772

Total assets	$5,117,735	$5,806,007

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$237,331	$180,935
Accrued expenses and other current liabilities	87,439	35,290
Customer deposits – affiliate	241,828	--

Total current liabilities	566,598	216,225

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized,
no shares issued and outstanding	--	--
Common stock, $.0005 par value; 150,000,000 shares
authorized, 53,939,537 shares issued and outstanding at
March 31, 2008 and 53,882,037 at March 31, 2007	26,970	26,941
Additional paid-in capital	32,153,597	30,297,955
Accumulated deficit	(27,629,430)	(24,735,114)

Total stockholders' equity	4,551,137	5,589,782

Total liabilities and stockholders' equity	$5,117,735	$5,806,007

The accompanying notes are an integral part of these consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

	2008	2007

Revenues	$1,896,746	$1,537,860

Costs and expenses:
Cost of sales	1,355,862	485,365
Research and development	3,823	298,521
Selling, general and administrative	1,179,976	4,371,611

Total operating expenses	2,539,661	5,155,497

Operating loss	(642,915)	(3,617,637)

Interest and financing costs, net	88,315	(3,100,653)
Change in fair value of warrant and
registration rights liabilities	-	(378,033)
Equity in net loss of Ivivi	(2,339,716)	(1,069,563)

Net loss	$(2,894,316)	$(8,165,886)

Net loss per share, basic and diluted:	$(0.05)	$(0.15)

Weighted average shares outstanding	53,939,537	53,882,037

The accompanying notes are an integral part of these consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, March 31, 2006	53,882,037	$26,941	$10,342,480	$(16,569,228)	$(6,199,807)

Share based compensation	-	-	1,779,913	-	1,779,913

Reclassification of warrant
liability upon effectiveness
of subsidiary registration
statement	-	-	630,312	-	630,312

Reclassification of unamortized
loan costs and discount upon
conversion of subsidiary debt	-	-	(669,347)	-	(669,347)

Adjustment to reflect net assets
of equity method investment	-	-	3,401,810	-	3,401,810

Adjustment to reflect increase
in investee paid in capital	-	-	305,315	-	305,315

Adjustment for deconsolidation
of former subsidiary	-	-	14,507,472	-	14,507,472

Net loss	-	-	-	(8,165,886)	(8,165,886)

Balance, March 31, 2007	53,882,037	26,941	30,297,955	(24,735,114)	5,589,782

Adjustment to reflect equity raise
of equity method investment	-	-	1,319,094	-	1,319,094

Adjustment to reflect increase
in investee paid in capital	-	-	536,577	-	536,577

Prior period correction	57,500	29	(29)	-	-

Net loss	-	-	-	(2,894,316)	(2,894,316)

Balance, March 31, 2008	53,939,537	$26,970	$32,153,597	$(27,629,430)	$4,551,136

The accompanying notes are an integral part of these consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2008 AND 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,894,316)	$(8,165,886)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	19,253	22,360
Write-downs of intangible assets	57,094	-
Loss from equity investment	2,339,716	1,069,563
Stock based compensation	-	1,779,913
Amortization of loan costs and discount	-	1,692,354
Share based financing penalties	-	1,355,837
Bad debts	-	20,666
Change in fair value of warrant and registration rights liabilities	-	196,682
Amortization of deferred revenue	-	(4,833)
Interest accrued on officer loan	(1,366)	-
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(11,672)	(79,433)
Receivable from affiliate	36,657	-
Inventory	(260,729)	(9,462)
Prepaid expenses and other current assets	(48,601)	(133,919)
Other assets	(2,655)	(1,475)
Increase (decrease) in:
Accounts payable and accrued expenses	108,545	1,331,569
Customer deposit – affiliate	241,828	-
Deferred revenue	-	290,000

Net cash used in operating activities	(416,246)	(636,064)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash retained by former consolidated subsidiary	-	(67,483)
Purchases of property and equipment	(29,705)	(25,890)
Receivable from Ivivi	-	2,570,609
Repayment of officer loan receivable	20,000	-

Net cash provided (used) by investing activities	(9,705)	2,477,236

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net	-	245,725
Deferred offering costs	-	(571,291)

Net cash used in financing activities	-	(325,566)

Net increase (decrease) in cash	(425,951)	1,515,606

Cash and cash equivalents, beginning of period	2,498,276	982,670

Cash and cash equivalents, end of period	$2,072,325	$2,498,276

Cash paid for:
Interest	$-	$166,174
Income taxes	$4,060	$-

The accompanying notes are an integral part of these consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008 AND 2007

NOTE 1 - ORGANIZATIONAL MATTERS

ADM Tronics Unlimited, Inc. ("we", "us", "the company" or "ADM"), was incorporated under the laws of the state of Delaware on November 24, 1969. We are authorized under our Certificate of Incorporation to issue 150,000,000 common shares, with $.0005 par value, and 5,000,000 preferred shares with $.01 par value.

NATURE OF BUSINESS

We are a manufacturer and engineering concern whose principal lines of business are the production and sale of chemical products and the manufacturing and selling of medical devices. Our chemical product line is principally comprised of water-based chemical products used in the food packaging and converting industries. These products are sold to customers located in the United States, Australia, Asia and Europe. Medical equipment is manufactured in accordance with customer specifications on a contract basis. Our medical device product line consists principally of proprietary devices used in the treatment of joint pain and tinnitus. These devices are FDA cleared medical devices known as "Electroceutical" units. These products are sold to customers located principally in the United States.

IVIVI OPERATIONS

Our former majority owned subsidiary, Ivivi Technologies, Inc. ("Ivivi"), filed a Registration Statement with the Securities and Exchange Commission ("SEC") for the initial public offering of a portion of its common stock. The Registration Statement was declared effective by the SEC on October 18, 2006. As a result of the consummation of Ivivi's initial public offering, we no longer own a majority of the outstanding common stock of Ivivi and do not control Ivivi's operations. We do own approximately 30% of Ivivi's outstanding common stock and can exert significant influence based upon the percentage of Ivivi's stock owned by us. As a result, our investment in Ivivi subsequent to October 18, 2006 is reported under the equity method of accounting, whereby we recognize our share of Ivivi's earnings or losses as they are incurred.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements include the accounts of ADM Tronics Unlimited, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include expected economic life and value of our Sonotron devices, deferred tax assets, option and warrant expenses related to compensation to employees and directors, consultants and investment banks, the value of warrants issued in conjunction with convertible debt and allowance for doubtful accounts. Actual results could differ from those estimates.

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

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable represent uncollateralized customer obligations due under normal trade terms generally requiring payment within 30 days from the invoice date. Follow-up calls and correspondence is made if unpaid accounts receivable go beyond the invoice due date. Payments of accounts receivable are allocated to the specific invoices identified on the customer's remittance advice.

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The carrying amounts of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed the due date and estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to expenses and a credit to a valuation allowance, based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

REVENUE RECOGNITION

CHEMICAL PRODUCTS:

Sales revenues are recognized when products are shipped to end users. Shipments to distributors are recognized as sales where no right of return exists.

MEDICAL DEVICES:

We recognize medical device revenue from the sale of our medical devices and medical devices we manufacture for Ivivi. Sales of medical devices are recognized when our products are shipped to end users including medical facilities and distributors. Revenue from the sale of the medical devices we manufacture for Ivivi is recognized upon completion of the manufacturing process. Our products are principally shipped on a "freight collect" basis. Shipping and handling charges and costs are immaterial. We have no post shipment obligations and sales returns have been immaterial.

Prior to October 18, 2006, revenue from the rental and sales of medical devices was primarily generated by our former subsidiary Ivivi. The Ivivi operations have been consolidated in these financial statements through October 18, 2006. Rental revenue from medical devices, resulting from the Ivivi operations, has been recognized as earned on either a monthly or pay-per-use basis in accordance with individual customer agreements.

INVENTORY

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

LONG-LIVED ASSETS

We follow SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets", which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the years ended March 31, 2008 and 2007, no impairment loss was recognized.

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to approximately $32,000 and $56,000 for the years ended March 31, 2008 and 2007, respectively.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs consist of expenditures for the research and development of patents and technology, which are not capitalizable. Our research and development costs consist mainly of costs for raw materials used in developing new products.

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

INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, on April 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 5, “Accounting for Contingencies”. As required by FIN No. 48, which clarifies SFAS No. 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date and at March 31, 2008, the Company applied FIN No. 48 to all tax positions for which the statute of limitations remained open, and determined there was no material impact on the consolidated financial statements.  There are currently no tax years under examination by any major tax jurisdictions.

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

Per share basic and diluted net loss amounted to $0.05 for the year ended March 31, 2008 and $0.15 for the year ended March 31, 2007. The assumed exercise of common stock equivalents was not utilized for the years ended March 31, 2008 and 2007 since the effect would be anti-dilutive. There were 11,626,854 common stock equivalents at March 31, 2008 and March 31, 2007.

CONVERTIBLE DEBT

In accordance with EITF 00-27, a portion of the proceeds of our convertible debt was allocated to warrants issued with the debt, based on their fair value. This allocation resulted in a discount on the debt and the discount was amortized over the term of the notes, until their conversion to Ivivi common stock in October of 2006. When the fair value of the underlying common stock is greater than the effective conversion price, we record a beneficial conversion feature, which was also amortized over the term of the notes, until their conversion to Ivivi common stock during October, 2006.

In conjunction with the issuance of the convertible debt, we issued warrants that had registration rights for the underlying shares. As the contracts were required to be settled by the delivery of registered shares, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet. We have included the change in fair value from April 1, 2006 to October 18, 2006 (the date of cancellation upon the registration of the underlying Ivivi common stock) in other income (expense), in accordance with EITF 00-19. The fair value of the warrant liability was $630,312 on October 18, 2006. Upon the registration statement being declared effective, the fair value of the warrants on that date was reclassified as equity.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is expected to have a material impact on our financial condition and results of operations, as its adoption in our March 31, 2009 fiscal year end will change the way we report our investment in Ivivi from the equity method of accounting, to fair value.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired entity and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No.141R is effective for us for acquisitions made after November 30, 2009. We do not expect the adoption of SFAS No. 141R to have an effect on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This standard outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent. SFAS No. 160 is effective for the first quarter of 2010. We do not expect the adoption of SFAS No. 160 to have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161 , “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133”.  This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008.  SFAS 161 will be effective for the Company on April 1, 2009.  We do not expect the adoption of SFAS No. 161 to have a material impact on our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162). This statement identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  The FASB believes that the GAAP hierarchy should be directed to the entity and has concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB. This statement shall become effective 60 days following the SEC’s approval of the Public company Accounting Oversight Board (PCAOB) amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”.  We do not expect the adoption of SFAS No. 162 to have a material impact on our financial statements.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts” (SFAS No. 163). This statement clarifies how FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”, applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities.  It also requires expanded disclosures about financial guarantee insurance contracts.  This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all interim periods within those fiscal years, except for disclosures about the insurance enterprise’s risk-management activities. We do not expect the adoption of SFAS No. 163 to have a material impact on our financial statements.

NOTE 3 - INVENTORY

Inventory as of March 31, 2008 and 2007, consists of the following:

March 31, 2008:
	Current	Long Term	Total
Raw materials	$361,897	$39,186	$401,083
Finished goods	107,506	39,230	146,736
	$469,403	$78,416	$547,819

March 31, 2007:
	Current	Long Term	Total
Raw materials	$136,351	$79,071	$215,422
Finished goods	69,166	2,502	71,668
	$205,517	$81,573	$287,090

NOTE 4 - INVESTMENT IN IVIVI AND RELATED CAPITAL TRANSACTIONS

Upon the consummation of Ivivi's initial public offering, we no longer owned a majority of the outstanding common stock of Ivivi and do not control Ivivi's operations. As a result, we have deconsolidated the operations of Ivivi subsequent to October 18, 2006. We do own approximately 30% of Ivivi's outstanding common stock as of March 31, 2008 and can exert significant influence based upon the percentage of Ivivi's stock owned by us. Accordingly, our investment in Ivivi subsequent to October 18, 2006 is reported under the equity method of accounting, whereby we recognize our share of Ivivi's earnings or losses as they are incurred.

During the period from October 18, 2006 to March 31, 2007, Ivivi recorded an increase in additional paid-in capital as a result of the recognition of compensation expense related to option grants to employees and others. We have recorded a proportional increase in our investment in Ivivi in the amount of $305,315, with a related credit to additional paid-in capital.

The market value of our investment in Ivivi as of March 31, 2008 and 2007 was $11,050,000 and $13,487,500, respectively. However, our common shares of Ivivi have not been registered with the SEC and are subject to securities laws restrictions.

The following table sets forth summarized results of operations of Ivivi for the years ended:

	March 31, 2008	March 31, 2007

Revenues, net	$1,606,441	$1,182,340
Gross profit	$953,867	$1,001,257
Operating loss	$(7,802,333)	$(6,087,023)
Net loss	$(7,503,091)	$(7,778,611)

Current assets	$7,414,088	$8,926,511
Non-Current assets	$1,340,743	$376,962

Current liabilities	$1,029,143	$1,042,632
Non-current liabilities	$411,458	$473,958

NOTE 5 - NONCASH FINANCING AND INVESTING ACTIVITIES

On October 18, 2006, our former subsidiary Ivivi's Registration Statement on Form SB-2 being was declared effective by the SEC. Unsecured convertible notes in the aggregate principal amount of $6,087,500, issued in our December 2004 and February 2005 joint private placement with Ivivi, automatically converted into shares of Ivivi common stock. Also upon effectiveness of the Registration Statement, unsecured convertible notes in the aggregate principal amount of $2,000,000 issued in connection with Ivivi's November 2005 and March 2006 private placement to four institutional investors, automatically converted into shares of Ivivi common stock.

Upon the conversion of the above indebtedness into Ivivi common stock, unamortized loan costs and loan discount in the aggregate amount of $669,347 were charged to additional paid-in capital.

Also upon the effectiveness of Ivivi's Registration Statement, certain ADM warrants which contained registration rights were cancelled. On October 18, 2006, the liability related to these warrants in the amount of $630,312 was reclassified to additional paid-in capital.

We no longer own a majority of the outstanding common stock of Ivivi and do not control Ivivi's operations but can exert significant influence based upon the percentage of Ivivi's stock owned by us. As a result, we have deconsolidated the operations of Ivivi subsequent to October 18, 2006. We  recorded a credit to additional paid-in capital in the amount of $3,401,810 to record our proportionate investment in the net assets of Ivivi at October 18, 2006.

During the period from October 18, 2006 to March 31, 2007, Ivivi recorded an increase in additional paid-in capital as a result of the recognition of compensation expense related to option grants to employees and others. We have recorded a proportional increase in our investment in Ivivi in the amount of $305,315, with a related credit to additional paid-in capital.

During the year ended March 31, 2008, Ivivi recorded increases in additional paid in capital as a result of a private placement of its common stock and the recognition of compensation expense related to options granted to employees and others.  We have recorded a proportional increase in our investment in Ivivi of $1,319,094 and $536,577, respectively, with related credits to additional paid-capital.

NOTE 6 - CONCENTRATIONS

During the year ended March 31, 2008, five customers accounted for 77% of our revenue. As of March 31, 2008 three customers accounted for 66% of our accounts receivable.

During the year ended March 31, 2007, four customers accounted for 59% of our revenue. As of March 31, 2007, two customers represented 53% of our accounts receivable.

NOTE 7 - SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Medical	Total

Year ended March 31, 2008
Revenues from external customers	$859,137	$1,037,609	$1,896,746
Segment loss (operating loss)	(323,677)	(319,238)	(642,915)

Year ended March 31, 2007
Revenues from external customers	$738,865	$798,995	$1,537,860
Segment loss (operating loss)	(863,704)	(2,753,933)	(3,617,637)

Total assets at March 31, 2008	$4,592,031	$525,704	$5,117,735

NOTE 8 - PROPERTY AND EQUIPMENT

Our property and equipment as of March 31, 2008 and 2007 is as follows:

	2008	2007

Computer equipment	$10,318	$1,109
Machinery and equipment	62,843	42,346

	73,161	43,455
Accumulated depreciation	17,873	5,466

Property and equipment, net	$55,288	$37,989

Depreciation expense related to property and equipment amounted to $12,407 and $14,420 during the years ended March 31, 2008 and 2007, respectively.

NOTE 9 - INCOME TAXES

At March 31, 2008, the Company had federal and state net operating loss carryforwards, or “NOLs,” of approximately $4.2 million, which are due to expire through fiscal 2028. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Ultimate utilization/availability of such net operating losses and credits is dependent upon the Company’s ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs in accordance with the provisions of the Tax Reform Act of 1986.

Due to the uncertainty related to, among other things, the extent and timing of its future taxable income, the Company offset the deferred tax assets related to bad debts and NOL’s by an equivalent valuation allowance at March 31, 2008. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended March 31, 2008 and 2007 follows:

Significant components of deferred tax assets and liabilities are as follows:

	2008	2007

Deferred tax assets:
Bad debts	$-	$3,000
Net operating loss carryforward	1,661,000	1,443,000

Deferred tax assets	1,661,000	1,446,000
Valuation allowance	(1,661,000)	(1,446,000)

Net deferred tax assets	$-	$-

The provision for income taxes at March 31, 2008 and 2007 differs from that amount using the statutory federal income tax rate as follows:

	2008	2007

Statutory federal income tax rate	(34)%	(34)%
State income taxes, net of federal taxes	(6)	(6)
Nondeductible items	26	23
Valuation allowance	14	17

Effective income tax rate	0%	0%

NOTE 10 - OPTIONS AND WARRANTS OUTSTANDING

ADM has an aggregate of 8,126,854 common stock purchase warrants outstanding as of March 31, 2008. The warrants have a weighted average exercise price of $0.33 per share, all were exercisable at March 31, 2008, and have a weighted average remaining life of 1.5 years at March 31, 2008.

No options were granted during the year ended March 31, 2008.  During the year ended March 31, 2007 ADM granted an aggregate of 3,500,000 stock options to employees and consultants. The options have an exercise price of $0.29, were fully vested at the date of grant and expire August 30, 2009. The options were valued at $351,529 using the Black Scholes option pricing model with the following assumptions: risk free interest rate of 4.9%, volatility of 85%, estimated life of 1.5 years and dividend rate of 0%. The options have a remaining life of 1.4 years at March 31, 2008.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2008. The approximate future minimum annual rental under this lease at March 31, 2008 is $22,000 for the year ended March 31, 2009.  We are currently negotiating a new lease with our current landlord for our office and manufacturing facility. Other leases are month-to-month.

Rent expense for all facilities for the years ended March 31, 2008 and 2007 was approximately $73,000 and $109,000, respectively.

NOTE 12 - LEGAL PROCEEDINGS

We are involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. There are no pending material legal proceedings or environmental investigations to which we are a party or to which our property is subject.

NOTE 13 - RELATED PARTY TRANSACTIONS

ADVANCES TO RELATED PARTIES

At March 31, 2008, ADM has advances to an officer aggregating $29,188. No advances have been made since 2000. The advances bear interest at the rate of 3% per year. Interest accrued for the years ended March 31, 2008 and 2007 was $1,353 and $1,476, respectively. Total accrued interest at March 31, 2008 was $37,795.

At March 31, 2008, ADM has advances to an employee, the wife of the above referenced officer, aggregating $7,316. No advances have been made since 2000. This advance bears no interest.

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

During the year ended March 31, 2008, Ivivi had approximately $198,000 in management services provided to it by ADM pursuant to the management services agreement.  Ivivi had approximately $108,000 in management services provided to it by ADM pursuant to the management services agreement during the period from October 19, 2006 (date of deconsolidation) to March 31, 2007.

INFORMATION TECHNOLOGY SERVICE AGREEMENT

ADM entered into an information technology (“IT”) service agreement with Ivivi, in which Ivivi, in conjunction with its outside IT professionals, will service ADM’s IT needs on an as needed basis.  Ivivi will invoice ADM monthly for any time it spends in providing such services to ADM. The rate that Ivivi will charge ADM will be determined at date of Invoice. Such invoices that Ivivi issues ADM, with respect to such services, will be due within 30 days. IT services include, but are not limited to: Computer hardware and software related issues, network administration, e-mail hosting and administration, telephone and cabling installations and maintenance.

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

Pursuant to the manufacturing agreement, sales and manufacturing charges to Ivivi during the year ended March 31, 2008 were approximately $907,000. ADM charged Ivivi approximately $24,000 for the Company's manufacture of Ivivi's products pursuant to the manufacturing agreement during the period from October 19, 2006 (date of deconsolidation) to March 31, 2007.

NOTE 14 – CUSTOMER DEPOSITS – AFFILIATE

ADM is holding deposits of $241,828 from Ivivi for purchase orders Ivivi has placed with the Company.  Should ADM not fulfill these purchase orders, the deposits will have to be refunded to Ivivi.

NOTE 15 – PRIOR PERIOD CORRECTION

It has come to the Company’s attention that 57,500 shares of the Company’s common stock, that had been previously issued, were not included in outstanding shares. This adjustment has no impact on the prior or current year’s Net Loss Per Share (Basic and Diluted), Consolidated Balance Sheets, Consolidated Statements of Operations and Consolidated Statements of Cash Flows.

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

As of the end of the period covered by this annual Report on Form 10-KSB, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based on that evaluation as of March 31, 2008, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

MANAGEMENT’S REPORT ON INTERNAL COTNROL OVER FINANCIAL REPORTING

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting as of March 31, 2008, based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008 excluded Sonotron Medical Systems, Inc. and Pegasus Laboratories, Inc. Pegasus Laboratories, Inc. is a wholly owned subsidiary of the Company, and the Company holds a 94% interest in Sonotron Medical Systems, Inc. Their total operating revenues represent less than 4% of consolidated operating revenues of the Company as of and for the fiscal year ended March 31, 2008.

Based on its assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Name	Age	Position

Andre' DiMino	52	President, Chief Executive
		Officer, Chief Financial Officer
		and Director
Vincent DiMino	82	Vice President of Production
		and Director
David Saloff	55	Director

Andre' DiMino has served as President of the Company since December 2001 and a director and chief Financial Officer of the Company since 1987. Prior thereto, Mr. DiMino served as Executive Vice President and Chief Operating Officer since 1991 and Secretary and Treasurer of the Company since 1978. Mr. DiMino also served as the Technical Director of ADM Tronics from 1982 to 1991. Mr. DiMino currently serves as Vice Chairman and Co-Chief Executive Officer of Ivivi Technologies, Inc., a publicly traded company on the NASDAQ Exchange, and also served as Chairman and Chief Financial Officer from January 2004 until October 2006 and served as President of Ivivi from 1989 to January 2004.

Vincent DiMino has served as Vice President of Production of the Company since 1969 and as a director of the Company since August 1987.

David Saloff has served as a director of the Company since 2001. From 1999 to 2003, Mr. Saloff served as President of Lifewaves International Inc., a health and wellness start-up company. Prior thereto Mr. Saloff served as Vice President of Electropharmacology, Inc., from which Ivivi acquired the SofPulse technology referred to elsewhere herein. Mr. Saloff currently serves as President and Co-Chief Executive Officer of Ivivi Technologies, Inc. and also served as President and Chief Executive Officer from 2004 until October 2006 and has served as a director of Ivivi since 2004.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act, and the rules and regulations of the Securities and Exchange Commission promulgated there under, requires the Company's directors, executive officers and persons who own beneficially more than 10% of the Company's common stock to file reports of ownership and changes in ownership of such stock with the Securities and Exchange Commission. Based solely upon a review of such reports, the Company believes that all of its directors, executive officers and 10% stockholders complied with all applicable Section 16(a) filing requirements during the Company's last fiscal year.

CODE OF ETHICS

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of such Code of Ethics has been filed as Exhibit 14.1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

ITEM 10. EXECUTIVE COMPENSATION

The following table provides certain summary information for the fiscal years ended March 31, 2008 and 2007 concerning compensation paid, or accrued, by ADM to, or on behalf of, ADM's President, Chief Executive Officer and Chief Financial Officer (the "Named Officer"). Other than ADM's President and Chief Executive Officer, the Company does not have any executive officers of the Company whose total annual salary and bonus exceeded $100,000 during the fiscal year ended March 31, 2008.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)		All Other Compensation ($)	Total ($)

Andre DiMino	2008	136,760	-	-		-	136,760
Chief Executive	2007	99,840	-	130,572	(1)	-	230,412
Officer

(1) Represents the expense to the Company pursuant to FAS 123(R) for a five year option to purchase 1,300,000 shares of ADM common stock at an exercise price of $0.29 per share granted to Mr. DiMino on August 30, 2006. See notes to the Company's financial statements for the fiscal years ended March 31, 2008 and 2007 for the assumptions used for valuing the options under FAS 123(R).

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding ownership of shares of Company's common stock, as of June 30, 2008, by (i) each person known to ADM to be the owner of 5% or more of ADM's common stock (ii) each director and director nominee of ADM, (iii) each Named Officer, and (iv) all directors and officers of ADM as a group. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of the Company's common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of any shares of Common Stock over which he or she has or shares, directly or indirectly, voting or investment power; or of which he or she has the right to acquire beneficial ownership at any time within 60 days after June 19, 2007. As used herein, "voting power" is the power to vote or direct the voting of shares and "investment power" includes the power to dispose or direct the disposition of shares. Common Stock beneficially owned and percentage ownership is based on 53,939,537 shares of Common Stock outstanding as of June 30, 2008.

	Number of Shares
Name and Address	Beneficially Owned		Percentage

Andre' DiMino	19,880,883	(1)	35.8%
c/o ADM Tronics Unlimited, Inc.
224-S Pegasus Ave.
Northvale, NJ 07647

Vincent DiMino	7,187,928	(2)	13.2%
c/o ADM Tronics Unlimited, Inc.
224-S Pegasus Ave.
Northvale, NJ 07647

David Saloff	300,000	(3)	0.5%
c/o ADM Tronics Unlimited, Inc.
224-S Pegasus Ave.
Northvale, NJ 07647

Eugene Stricker	4,188,700	(4)	7.9%
c/o Fifth Avenue Venture Capital Partners
42 Barrett Road
Lawrence, NY 11559

All Executive Officers and Directors
as a group (three persons)	22,268,811	(5)	39.5%

(1) Includes 8,991,223 shares of the Company's common stock directly owned by Andre DiMino; 1,700,000 shares of the Company's common stock held by the Andre' DiMino Irrevocable Trust, a Trustee and the beneficiary of which is Andre' DiMino, who may be deemed to be a beneficial owner of such shares; 1,700,000 shares of the Company's common stock held by the Maria Elena DiMino Trust, a Trustee of which is Andre' DiMino, who may be deemed to be a beneficial owner of such shares by reason of his power to vote such shares; 1,700,000 shares of the Company's common stock held by the Maurice DiMino Irrevocable Trust, a Trustee of which is Andre' DiMino, who may be deemed to be a beneficial owner of such shares by reason of his power to vote such shares; 1,300,000 shares which may be acquired by Andre' Dimino upon the exercise of options; 960 shares owned by Jenny DiMino, the spouse of Andre’ DiMino; 300,000 shares which may be acquired By Jenny DiMino, upon the exercise of options; and 4,188,700 shares of the Company's common stock held by Eugene Stricker, of which Andre' DiMino may be deemed to be a beneficial owner by reason of his power to vote such shares pursuant to an agreement.

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

(4) Mr. Andre’ Di Mino may be deemed to be a beneficial owner of such shares by reason of his power to vote such shares pursuant to an agreement. Reference is also made to Footnote No. 1.

(5) Reference is made to Footnote Nos. 1 and 2.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time prior to 2000, the Company has loaned funds to Andre' Di Mino at an interest rate of 3% per annum. The largest aggregate amount of indebtedness, including interest, outstanding at any time since the beginning of the Company's fiscal year ended March 31, 2003 was approximately $89,900 and the amount of principal and interest outstanding as of March 31, 2008 was approximately $67,000.

TRANSACTIONS WITH IVIVI

Andre' Di Mino, the Company's President, Chief Executive Officer and Chief Financial Officer, owns approximately 1.7% of the outstanding common stock of Ivivi and serves as Vice Chairman and Co-Chief Executive Officer of Ivivi. During fiscal 2008, ADM and Ivivi have engaged in the transactions set forth below:

AMOUNTS OWED TO/FROM THE COMPANY.

As of March 31, 2008, ADM was holding on deposit approximately $242,000 from Ivivi, for sales orders Ivivi placed with the Company. As of March 31, 2007, Ivivi owed approximately $37,000 to ADM in accounts receivable for sales the Company made to Ivivi pursuant to the manufacturing agreement.

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

Ivivi had approximately $198,000 and $243,000 in management services provided to it by ADM pursuant to the management services agreement during the fiscal years ended March 31, 2008 and 2007, respectively.

INFORMATION TECHNOLOGY SERVICE AGREEMENT

ADM entered into an information technology (“IT”) service agreement with Ivivi, in which Ivivi, in conjunction with its outside IT professionals, will service ADM’s IT needs on an as needed basis.  Ivivi will invoice ADM monthly for any time it spends in providing such services to ADM. The rate that Ivivi will charge ADM will be determined at date of invoice. Such invoices that Ivivi issues ADM, with respect to such services, will be due within 30 days. IT services include, but are not limited to: Computer hardware and software related issues, network administration, e-mail hosting and administration, telephone and cabling installations and maintenance.

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

Pursuant to the manufacturing agreement, sales and manufacturing charges to Ivivi during the years ended March 31, 2008 and 2007 were approximately $907,000 and $76,000, respectively.

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

10.7
Management Services Agreement, dated August 15, 2001, among the Company, Ivivi Technologies, Inc., Sonotron Medical Systems, Inc. and Pegasus Laboratories, Inc., as amended is incorporated by reference to the Company's Annual Report on Form 10-KSB form the fiscal year ended March 31, 2005.

10.9
Placement Agency Agreement of May 20, 2004 by and between the Company and Maxim Group LLC. is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 1, 2005.

10.15
Information Technology Services Agreement, dated February 1, 2008, by and between the Company and Ivivi Technologies, Inc. is incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008.

14.1	Code of Ethics is incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005.
21.1	Subsidiaries of the Company.
31.1	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audited financial statements of Ivivi Technologies, Inc. included pursuant to Rule 3-09.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by Raich Ende Malter & Co. LLP ("Raich") for the audit of the Company's annual consolidated financial statements for the fiscal years ended March 31, 2008 and 2007, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for the fiscal years ended March 31, 2008 and 2007, were $90,158 and $150,926, respectively.

AUDIT-RELATED FEES

The aggregate fees billed for each of the fiscal years ended March 31, 2008 and 2007 for assurance and related services by Raich that are reasonably related to the performance of the audit or review of the Company's financial statements were $1,038 and $2,244, respectively.

TAX FEES

The aggregate fees billed for each of the fiscal years ended March 31, 2008 and 2007 for professional services rendered by Raich for tax compliance were $4,263 and $38,267, respectively.

ALL OTHER FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2008 and March 31, 2007 for products and services provided by Raich were $0 and $77,555 respectively.

AUDIT COMMITTEE ADMINISTRATION OF THE ENGAGEMENT

The Company does not have an audit committee.

Less than 50% of hours expended on the principal accountant's engagement to audit the Company's financial statements for Raich Ende Malter & Co., LLP were attributed to work performed by persons other than Raich Ende Malter & Co. LLP's full-time, permanent employees.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of June, 2008.

ADM TRONICS UNLIMITED, INC.

By:	/s/ Andre' DiMino
Andre' Di Mino
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	Andre' DiMino	Chief Executive Officer (Principal	June 30, 2008
	Andre' DiMino	Executive Officer, Principal
Financial Officer and Principal
Accounting Officer) and Director

/s/	Vincent DiMino	Director	June 30, 2008
Vincent DiMino

/s/	David Saloff	Director	June 30, 2008
David Saloff