Form 10-Q
period 2008-06-30
ADM TRONICS UNLIMITED INC/DE
filed 2008-08-14
CIK 849401

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   YES ☒   NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐    NO ☒

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

53,939,537 shares of Common Stock, $.0005 par value, as of August 14, 2008

ADM TRONICS UNLIMITED, INC.

INDEX
		Page Number

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

Condensed Consolidated Balance Sheets – June 30, 2008
(unaudited) and March 31, 2008		3

Condensed Consolidated Statements of Operations - For
the three months ended June 30, 2008 and 2007 (unaudited)		4

Condensed Consolidated Statements of Cash Flows - For
the three months ended June 30, 2008 and 2007 (unaudited)		5

Notes to Condensed Consolidated Financial Statements
(unaudited)		6

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	12

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

ITEM 4T. CONTROLS AND PROCEDURES		14

	PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	15

ITEM 1A. RISK FACTORS		15

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	15

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	15

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	15

ITEM 5.	OTHER INFORMATION	15

ITEM 6.	EXHIBITS	15

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2008	MARCH 31, 2008
(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$1,921,752	$2,072,325
Accounts receivable, net of allowance for doubtful
accounts of $1,088 and $1,088, respectively	60,936	101,270
Receivables – Ivivi	10,235	-
Inventories	414,769	469,403
Prepaid expenses and other current assets	22,317	83,731

Total current assets	2,430,009	2,726,729

Property and equipment, net of accumulated depreciation
of $18,681 and $17,873, respectively	54,480	55,288

Inventory - long term portion	84,880	78,416
Investment in Ivivi	6,077,500	2,154,517
Advances to related parties	65,504	74,299
Other assets	27,782	28,486

Total assets	$8,740,155	$5,117,735

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$138,539	$237,331
Accrued expenses and other current liabilities	44,308	87,439
Customer deposits – Ivivi	154,793	241,828

Total current liabilities	337,640	566,598

Deferred tax liability	277,612	--

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized,
no shares issued and outstanding	--	--
Common stock, $.0005 par value; 150,000,000 shares
authorized, 53,939,537 shares issued and outstanding at
June 30, 2008 and March 31, 2008	26,970	26,970
Additional paid-in capital	32,153,597	32,153,597
Accumulated deficit	(24,055,664)	(27,629,430)

Total stockholders' equity	8,124,903	4,551,137

Total liabilities and stockholders' equity	$8,740,155	$5,117,735

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	2008	2007

Revenues	$600,941	$293,086

Costs and expenses:
Cost of sales	399,210	170,059
Research and development	-	2,493
Selling, general and administrative	288,668	248,719

Total operating expenses	687,878	421,271

Operating loss	(86,937)	(128,185)

Interest income	15,334	25,143

Change in fair value of investment
in Ivivi	(5,297,500)	--

Equity in net loss of Ivivi	--	(469,607)

Net loss before income taxes (credit)	(5,369,103)	(572,649)

Income taxes (credit)	(2,147,576)	--

Net loss	$(3,221,527)	$(572,649)

Net loss per share, basic and diluted	$(0.06)	$(0.01)

Weighted average shares outstanding,
basic and diluted	53,939,537	53,882,037

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(Unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(3,221,527)	$(572,649)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	1,510	3,223
Deferred income tax benefit	(2,147,576)	--
Loss from equity investment	--	469,607
Bad debts	--	100
Change in fair value of investment in Ivivi	5,297,500	--
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	40,334	42,861
Inventory	48,170	(124,188)
Prepaid expenses and other current assets	61,414	21,180
Receivables – Ivivi	(10,235)	--
Other assets	--	(369)
Increase (decrease) in:
Accounts payable and accrued expenses	(141,923)	7,647
Customer deposit – Ivivi	(87,035)	--

Net cash used by operating activities	(159,368)	(152,588)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	--	(11,189)
Collections of advances to related parties	8,795	--
Receivable from Ivivi	--	1,372

Net cash provided (used) by investing activities	8,795	(9,817)

Net decrease in cash	(150,573)	(162,405)

Cash and cash equivalents, beginning of period	2,072,325	2,498,276

Cash and cash equivalents, end of period	$1,921,752	$2,335,871

Cash paid for:
Interest	$--	$--
Income taxes	$--	$--

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

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(Unaudited)

NOTE 1 - ORGANIZATIONAL MATTERS

ADM Tronics Unlimited, Inc. ("we", "us", the “Company" or "ADM"), was incorporated under the laws of the state of Delaware on November 24, 1969.  We are authorized under our Certificate of Incorporation to issue 150,000,000 common shares, with $.0005 par value, and 5,000,000 preferred shares with $.01 par value.

The accompanying condensed consolidated financial statements as of June 30, 2008 (unaudited) and March 31, 2008 and for the three month periods ended June 30, 2008 and 2007 (unaudited) have been prepared by ADM pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  We believe that the disclosures provided are adequate to make the information presented not misleading.  These financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and explanatory notes for the year ended March 31, 2008 as disclosed in our 10-KSB for that year as filed with the SEC, as it may be amended.  The results of the three months ended June 30, 2008 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending March 31, 2009.

NATURE OF BUSINESS

We are a manufacturer and engineering concern whose principal lines of business are the production and sale of chemical products and the manufacture and sale of medical devices.  Our chemical product line is principally comprised of water-based chemical products used in the food packaging and converting industries.  These products are sold to customers located in the United States, Australia, and Europe. Medical equipment is manufactured in accordance with customer specification on a contract basis.  Our medical device product line consists principally of proprietary devices used in the treatment of joint pain, postoperative edema, and tinnitus.  These devices are known own as "Electroceutical" units.  These products are sold or rented to customers located principally in the United States.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

On April 1, 2008, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements", and SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities". Please refer to Notes 4 and 5 for additional details. For certain of our financial instruments, including accounts receivable, inventories, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their relatively short maturities.

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

MEDICAL DEVICES:

We recognize medical device revenue from the sale of our medical devices and medical devices we manufacture for Ivivi Technologies, Inc. (“Ivivi”). Sales of medical devices are recognized when our products are shipped to end users including medical facilities and distributors. Revenue from the sale of the medical devices we manufacture for Ivivi is recognized upon completion of the manufacturing process. Our products are principally shipped on a "freight collect" basis. Shipping and handling charges and costs are immaterial. We have no post shipment obligations and sales returns have been immaterial.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to approximately $8,500 and $8,400 for the three months ended June 30, 2008 and 2007, respectively.

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

INCOME TAXES

We adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes”, on April 1, 2007(“the adoption date”). As required by FIN No. 48, which clarifies SFAS No. 109, “Accounting for Income Taxes”, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, and at June 30, 2008 and 2007, we applied FIN No. 48 to all tax positions for which the statute of limitations remained open, and determined there was no material impact on the consolidated financial statements.  There are currently no tax years under examination by any major tax jurisdictions.

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

Per share basic and diluted net loss amounted to $0.06 and $0.01 for the three months ended June 30, 2008 and 2007, respectively.  The assumed exercise of common stock equivalents was not utilized for the three month periods ended June 30, 2008 and 2007, since the effect would be anti-dilutive.  There were 11,626,854 common stock equivalents at June 30, 2008 and 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

On May 9, 2008, the FASB issued Staff Position (“FSP”) APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements), which clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  The FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. We have not completed our evaluation of the impact of the effect, if any, the adoption of FSP APB 14-1 would have.

NOTE 3 - INVENTORY

Inventory at June 30, 2008 (unaudited) consists of the following:

	Current	Long Term	Total

Raw materials	$369,235	$45,650	$414,885
Finished goods	45,534	39,230	84,764

	$414,769	$84,880	$499,649

Inventory at March 31, 2008 consists of the following:

	Current	Long Term	Total

Raw materials	$361,897	$39,186	$401,083
Finished goods	107,506	39,230	146,736

	$469,403	$78,416	$547,819

NOTE 4 - INVESTMENT IN IVIVI

Our former majority owned subsidiary, Ivivi Technologies, Inc., filed a Registration Statement with the Securities and Exchange Commission ("SEC") for the initial public offering of a portion of its common stock.  The Registration Statement was declared effective by the SEC on October 18, 2006.  As a result of the consummation of Ivivi's initial public offering, we no longer owned a majority of the outstanding common stock of Ivivi.  Since October 18, 2006, we could exert significant influence based upon the percentage of Ivivi's stock we owned.  As a result, our investment in Ivivi was reported during the period from October 18, 2006 until March 31, 2008 under the equity method of accounting, whereby we recognized our share of Ivivi's earnings or losses as they are incurred.  Effective April 1, 2008 (“the Adoption Date”), we have adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities” with respect to our investment in Ivivi, whereby we report our investment in Ivivi at fair value.  Management’s reason for electing the fair value option for its investment in Ivivi is to increase the efficiency of our financial reporting responsibilities.  The fair value of our investment in Ivivi at the adoption date was approximately $11,375,000.  The adoption of SFAS No. 159, with respect to our investment in Ivivi, resulted in the recognition of the following:

Pre-tax cumulative-effect adjustment to retained earnings:	$9,220,483

Deferred tax liability:	2,425,188

Post-tax cumulative-effect adjustment to retained earnings:	$6,795,295

As of June 30, 2008, the fair value of our investment in Ivivi was $6,077,500.  Our common shares of Ivivi have not been registered with the SEC and are subject to restriction as a result of securities laws.

The following table sets forth summarized results of operations of Ivivi for the three months ended June 30, 2008 and 2007:

Three Months Ended	Three Months Ended
June 30, 2008	June 30, 2007
(unaudited)	(unaudited)

Revenue	$398,196	$460,999
Costs and expenses, net	2,600,511	1,873,607

Net loss	$(2,202,315)	$(1,412,608)

Assets at June 30, 2008	$6,822,553
Liabilities at June 30, 2008	1,401,103

Equity at June 30, 2008	$5,421,450

Assets at June 30, 2007	$8,141,533
Liabilities at June 30, 2007	1,403,894

Equity at June 30, 2007	$6,737,639

NOTE 5 – FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“Statement No. 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.

In February 2008, the FASB issued FASB Staff Position 157-2, which provides for a one-year deferral of the provisions of Statement No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. The company is currently evaluating the impact of adopting the provisions of Statement No. 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis.

Effective April 1, 2008, the company adopted the provisions of Statement No. 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. The adoption of the provisions of Statement No. 157 related to financial assets and liabilities and other assets and liabilities that are carried at fair value on a recurring basis did not materially impact the company’s consolidated financial position and results of operations.

Statement No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Statement No. 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Statement No. 157 describes three levels of inputs that may be used to measure fair value:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets/(liabilities) measured at fair value on a recurring basis at June 30, 2008:

	Level 1	Level 2	Level 3

Investment in Ivivi	$6,077,500	$--	$--

NOTE 6 - CONCENTRATIONS

During the three month period ended June 30, 2008, Ivivi accounted for approximately 54% of our revenue.  As of June 30, 2008, two customers represented approximately 62% of our accounts receivable.

During the three month period ended June 30, 2007, Ivivi accounted for approximately 21% of our revenue, and one other customer accounted for approximately 16% of our revenue.  As of June 30, 2007, one customer represented approximately 55% of our accounts receivable.

NOTE 7 - SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Medical	Total

Three months ended June 30, 2008
Revenues from external customers	$240,264	$360,677	$600,941
Segment operating loss	(57,934)	(29,003)	(86,937)

Three months ended June 30, 2007
Revenues from external customers	198,214	94,872	293,086
Segment operating profit (loss)	(139,251)	11,066	(128,185)

Total assets at June 30, 2008	8,323,133	417,022	8,740,155

Total assets at March 31, 2008	4,592,031	525,704	5,117,735

NOTE 8 - RELATED PARTY TRANSACTIONS

ADVANCES TO RELATED PARTIES

As of June 30, 2008 and March 31, 2008, ADM was owed $20,174 and $29,188, respectively, from advances made to an officer. No advances have been made since 2000. The advances bear interest at the rate of 3% per year. Interest accrued for the three months ended June 30, 2008 and 2007 was $218 and $369, respectively. Total accrued interest at June 30, 2008 and March 31, 2008 was $38,013 and $37,795, respectively.

At March 31, 2008, ADM has advances to an employee, the wife of the above referenced officer, aggregating $7,316. No advances have been made since 2000. These advances bear no interest.

MANAGEMENT SERVICES AGREEMENT

ADM entered into a management services agreement with Ivivi, as of August 15, 2001, as amended, under which ADM provides Ivivi with management services and allocates portions of its real property facilities for use by Ivivi for the conduct of its business. The management services provided by ADM under the management services agreement include managerial and administrative services, marketing and sales services, clerical and communication services, the maintenance of a checking account and the writing of checks, the maintenance of accounting records and other services in the ordinary course of business. Ivivi pays ADM for such services on a monthly basis pursuant to an allocation determined by ADM and Ivivi based on a portion of its applicable costs plus any invoices it receives from third parties specific to Ivivi. ADM and Ivivi also use office, manufacturing and storage space in a building located in Northvale, New Jersey, currently leased by ADM, pursuant to the terms of the management services agreement. ADM determines the portion of space allocated to Ivivi on a monthly basis, and Ivivi is required to reimburse ADM for its portion of the lease costs, real property taxes and related costs.

During the three months ended June 30, 2008 and June 30, 2007, Ivivi had approximately $31,400 and $59,700, respectively; in management services provided to it by ADM pursuant to the management services agreement.

INFORMATION TECHNOLOGY SERVICE AGREEMENT

ADM entered into an information technology (“IT”) service agreement with Ivivi on February 1, 2008, pursuant to which Ivivi, in conjunction with its outside IT professionals, will service ADM’s IT needs on an as needed basis.  Ivivi will invoice ADM monthly for any time it spends in providing such services to ADM. The rate that Ivivi will charge ADM will be determined at date of invoice. Such invoices that Ivivi issues ADM, with respect to such services, will be due within 30 days. IT services include, but are not limited to: Computer hardware and software related issues, network administration, e-mail hosting and administration, telephone and cabling installations and maintenance.  There were no charges under this agreement for the quarter ended June 30, 2008.

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

Pursuant to the manufacturing agreement, sales and manufacturing charges to Ivivi during the three months ended June 30, 2008 and June 30, 2007 were approximately $325,000 and $62,000, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "forecasts", "projects", or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-Q to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Item. 1 Description of Business – Risk Factors" and elsewhere in or incorporated by reference into our Annual Report on Form 10-KSB for the year ended March 31, 2008.

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

BUSINESS OVERVIEW

ADM is a corporation that was organized under the laws of the State of Delaware on November 24, 1969.  During the three months ended June 30, 2008 and 2007, our operations were conducted through ADM itself and its subsidiaries, Pegasus Laboratories, Inc. and Sonotron Medical Systems, Inc.  Ivivi has been deconsolidated as of October 18, 2006 upon the consummation of Ivivi's initial public offering, as we no longer own a majority of the outstanding common stock of Ivivi and do not control Ivivi's operations, but can exert significant influence based on the percentage of Ivivi's stock we own.  As a result, our investment in Ivivi from October 18, 2006 to March 31, 2008 was reported under the equity method of accounting, whereby we recognized our share of Ivivi's earnings or losses as they are incurred.  Effective April 1, 2008, we have adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities” with respect to our investment in Ivivi, whereby we report our investment in Ivivi at fair value.

We are a technology-based developer and manufacturer of diversified lines of products in the following three areas: (1) environmentally safe chemical products for industrial use, (2) therapeutic non-invasive electronic medical devices and (3) cosmetic and topical dermatological products.  We have historically derived most of our revenues from the development, manufacture and sale of chemical products, and, to a lesser extent, from our therapeutic non-invasive electronic medical devices and topical dermatological products.  Although, during the three months ended June 30, 2008 and 2007, we derived an increased amount of our revenue from contract manufacturing of medical devices for Ivivi.  We are near completion with our scheduled production for Ivivi, and have not received any additional purchase orders from Ivivi to date. Our medical segment includes our Sonotron subsidiary and our chemical segment includes our Pegasus Laboratories subsidiary.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008 AS COMPARED TO JUNE 30, 2007

REVENUES

Revenues were $600,941 for the three months ended June 30, 2008 as compared to $293,086 for the three months ended June 30, 2007, an increase of $307,855, or 105%.  The increase mainly resulted from an increase in sales of finished medical devices to Ivivi, along with moderate increased sales to new and existing chemical customers.  Gross profit was $201,731, or 34%, for the three months ended June 30, 2008 and $123,027, or 42% for the three months ended June 30, 2007.  Gross margins decreased as a result of margins on approximately $325,000 of sales of medical devices at approximately 17% to Ivivi, as compared to margins achieved from chemical products, which are generally higher.

OPERATING LOSS

Loss from operations for the three months ended June 30, 2008 was $86,937, compared to a loss from operations for the three months ended June 30, 2007 of $128,185. Selling, general and administrative expenses increased by $39,949, or 16%, from $248,719 to $288,668, mainly due to increased compensation and health insurance costs, and the implementation of a new accounting software system. Research and development expenses decreased by $2,493, or 100%, from $2,493 to $0, as a result of no research and development activities during the first quarter of 2008.

NET LOSS AND NET LOSS PER SHARE

Net loss for the three months ended June 30, 2008 was $3,221,527, or $0.06 per share, compared to a net loss for the three months ended June 30, 2007 of $572,649, or $0.01 per share. With the adoption of SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities”, we recorded a decrease in fair value of $5,297,500 with respect to our investment in Ivivi, for the three months ended June 30, 2008.  During the three months ended June 30, 2007, we recorded an equity method investment loss of $459,607 from our investment in Ivivi.  Interest income decreased $9,809 to $15,334 in the three months ended June 30, 2008, from $25,143 in the three months ended June 30, 2007, due to decreased funds invested in a money market account.  Income tax credits of approximately $2,147,000 were recognized during the three months ended June 30, 2008, as a result of the decrease in fair value of our investment in Ivivi.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2008, we had cash and equivalents of $1,921,752 as compared to $2,072,325 at March 31, 2008. The $150,573 decrease was primarily the result of our loss from operations during the three month period.  Our cash will be used for increased administrative and marketing costs in order to attempt to increase our revenue.  The market value of our investment in Ivivi at June 30, 2008 was $6,077,500. However, our common shares of Ivivi have not been registered with the SEC and are subject to restriction as a result of securities laws.

OPERATING ACTIVITIES

Net cash used by operating activities was $159,368 for the three months ended June 30, 2008 as compared to net cash used by operating activities of $152,588 for the three months ended June 30, 2007.  The use of cash during the three months ended June 30, 2008 was primarily due to a net loss of $3,221,527, recognition of a deferred tax benefit of $2,147,578 and a decrease in net operating liabilities of $228,958, which was primarily offset by a change in the fair market value of our investment in Ivivi of $5,297,500 and a decrease in net operating assets of $139,683.  The use of cash during the three months ended June 30, 2007 was primarily due to a net loss of $572,649 and an increase in net operating assets of $60,516, which was offset by a non-cash charge for the equity investment loss of $469,607.

INVESTING ACTIVITIES

For the three months ended June 30, 2008, net cash provided by investing activities was $8,795, which was received from an officer for repayment of advances made prior to 2000.  For the three months ended June 30, 2007, cash used in investing activities was $9,817. Of this amount, $11,189 was used for the purchase of property and equipment and $1,372 was received from Ivivi as repayment of advances.

FINANCING ACTIVITIES

There was no such activity during the three months ended June 30, 2008 and 2007.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and our investment in Ivivi.

The Company maintains cash and cash equivalents with well-capitalized financial institutions.

The Company’s sales are materially dependent on a small group of customers, as noted in Note 6 of our financial statements. We monitor our Credit risk associated with the Company’s receivables on a routine basis. The Company also maintains credit controls for evaluating and granting customer credit.

The Company has no control over the market value of its investment in Ivivi.

ITEM 4T. CONTROLS AND PROCEDURES

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

As of the end of the period covered by this Quarterly Report on Form 10- Q, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15.  Based on that evaluation as of June 30, 2008, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective, as of the date of their evaluation, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

There were no changes in the Company's internal control over financial reporting that occurred during the Company's last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

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
August 14, 2008