Form 10-Q
period 2008-09-30
ADM TRONICS UNLIMITED INC/DE
filed 2008-11-19
CIK 849401

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

53,939,537 shares of Common Stock, $.0005 par value, as of November 13, 2008

ADM TRONICS UNLIMITED, INC.

INDEX
		Page Number

PART I. FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheets – September 30, 2008
(unaudited) and March 31, 2008		3

Condensed Consolidated Statements of Operations - For
the three and six months ended September 30, 2008 and 2007 (unaudited)		4

Condensed Consolidated Statements of Cash Flows - For
the six months ended September 30, 2008 and 2007 (unaudited)		5

Notes to Condensed Consolidated Financial Statements
(unaudited)		6

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	12

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	14

ITEM 4T.	CONTROLS AND PROCEDURES	15

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	16

ITEM 1A.	RISK FACTORS	16

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	16

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	16

ITEM 5.	OTHER INFORMATION	16

ITEM 6.	EXHIBITS	17

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2008	MARCH 31, 2008
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$1,518,042	$2,072,325
Accounts receivable, net of allowance for doubtful
accounts of $1,088 and $1,088, respectively	83,747	101,270
Inventories	365,745	469,403
Prepaid expenses and other current assets	8,592	83,731
Restricted cash	225,000	-

Total current assets	2,201,126	2,726,729

Property and equipment, net of accumulated depreciation
of $21,576 and $17,873, respectively	66,473	55,288

Inventory - long term portion	84,543	78,416
Investment in Ivivi	1,560,000	2,154,517
Advances to related parties	65,655	74,299
Other assets	236,144	28,486

Total assets	$4,213,941	$5,117,735

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$139,349	$237,331
Note payable – Bank	200,000	--
Accrued expenses and other current liabilities	48,165	87,439
Customer deposits – Ivivi	108,697	241,828

Total current liabilities	496,211	566,598

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized,
no shares issued and outstanding	--	--
Common stock, $.0005 par value; 150,000,000 shares
authorized, 53,939,537 shares issued and outstanding at
September 30, 2008 and March 31, 2008	26,970	26,970
Additional paid-in capital	32,153,597	32,153,597
Accumulated deficit	(28,462,838)	(27,629,430)

Total stockholders' equity	3,717,730	4,551,137

Total liabilities and stockholders' equity	$4,213,941	$5,117,735

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,

	2008	2007	2008	2007

Revenues	$389,589	$399,847	$990,530	$692,933

Costs and expenses:
Cost of sales	258,269	249,170	657,480	419,229
Research and development	-	1,057	-	3,550
Selling, general and administrative	311,913	245,798	600,581	494,517

Total operating expenses	570,182	496,025	1,258,061	917,296

Operating loss	(180,593)	(96,178)	(267,531)	(224,363)

Interest income, net	13,307	25,647	28,641	50,790

Change in fair value of investment
in Ivivi	(4,517,500)	--	(9,815,000)	--

Equity in net loss of Ivivi	--	(610,817)	--	(1,080,424)
Net loss before income taxes (credit)	(4,684,786)	(681,348)	(10,053,890)	(1,253,997)

Income taxes (credit)	(277,612)	--	(2,425,188)	--

Net loss	$(4,407,174)	$(681,348)	$(7,628,702)	(1,253,997)

Net loss per share, basic and diluted	$(0.08)	$(0.01)	$(0.14)	$(0.02)

Weighted average shares outstanding,
basic and diluted	53,939,537	53,882,037	53,939,537	53,882,037

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,628,702)	$(1,253,997)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	8,535	8,726
Deferred income tax benefit	(2,425,188)	--
Loss from equity investment	--	1,080,424
Bad debts	--	(4,059)
Change in fair value of investment in Ivivi	9,815,000	--
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	17,523	16,692
Inventory	97,531	(127,878)
Prepaid expenses and other current assets	75,139	(62,885)
Other assets	--	(6,022)
Increase (decrease) in:
Accounts payable and accrued expenses	(137,255)	19,552
Customer deposit – Ivivi	(133,131)	123,892

Net cash used by operating activities	(310,548)	(205,555)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,888)	(12,719)
Collections of advances to related parties	8,644	--
Acquired intangible assets	(212,491)	--
Deposit – restricted cash	(225,000)	--
Receivable from Ivivi	--	11,736

Net cash used by investing activities	(443,735)	(983)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable – Bank	200,000	--

Net decrease in cash	(554,283)	(206,538)

Cash and cash equivalents, beginning of period	2,072,325	2,498,276

Cash and cash equivalents, end of period	$1,518,042	$2,291,738
Cash paid for:
Interest	$667	$--
Income taxes	$--	$--

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
SEPTEMBER 30, 2008
(Unaudited)

NOTE 1 - ORGANIZATIONAL MATTERS

ADM Tronics Unlimited, Inc. ("we", "us", the “Company" or "ADM"), was incorporated under the laws of the state of Delaware on November 24, 1969.  We are authorized under our Certificate of Incorporation to issue 150,000,000 common shares, with $.0005 par value, and 5,000,000 preferred shares with $.01 par value.

The accompanying condensed consolidated financial statements as of September 30, 2008 (unaudited) and March 31, 2008 and for the three and six month periods ended September 30, 2008 and 2007 (unaudited) have been prepared by ADM pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  We believe that the disclosures provided are adequate to make the information presented not misleading.  These financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and explanatory notes for the year ended March 31, 2008 as disclosed in our 10-KSB for that year as filed with the SEC, as it may be amended.  The results of the three and six months ended September 30, 2008 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending March 31, 2009.

NATURE OF BUSINESS

We are a manufacturing and engineering concern whose principal lines of business are the production and sale of chemical products and the manufacture and sale of electronics.  On August 27, 2008, we acquired all of the assets of Action Spas, a manufacturer of electronic controllers for spas and hot tubs, under our fully owned subsidiary Action Industries Unlimited, LLC (“Action”).  With this acquisition, our previous Medical segment was redefined as our Electronics segment, and the ongoing operations of Action are now reported under this segment.

Our chemical segment is principally comprised of water-based chemical products, used in the food packaging and converting industries.  Our electronics segment primarily consists of contract manufacturing of electronic devices in accordance with customer specifications and electronic controllers for spas and hot tubs. To a lesser extent, our electronics product line also includes certain proprietary electronic devices used in the treatment of joint pain, postoperative edema, and tinnitus.  All of our products are sold to customers located in the United States, Australia, Asia and Europe.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

On April 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  Please refer to Notes 4 , 5 and 10 for additional details.  For certain of our financial instruments, including accounts receivable, inventories, notes payable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their relatively short maturities.

CASH AND EQUIVALENTS

Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses to date as a result of this policy.

REVENUE RECOGNITION

CHEMICALS:

Revenues are recognized when products are shipped to end users.  Shipments to distributors are recognized as sales where no right of return exists.

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser.  Revenue from the sale of the electronics we manufacture for Ivivi is recognized upon completion of the manufacturing process.  Shipping and handling charges and costs are immaterial. We offer a limited 90 day warranty on our electronics products and a limited 5 year warranty on our electronic controllers for spas and hot tubs.  We have no other post shipment obligations and sales returns have been immaterial.

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to approximately $5,800 and $8,100 for the three months ended September 30, 2008 and 2007 respectively, and $14,300 and $16,500 for the six months ended September 30, 2008 and 2007, respectively.

WARRANTY LIABILITIES

We offer a limited 90 day warranty on our electronics products and a 5 year limited warranty on all of our electronic controllers for spas and hot tubs sold through Action.  This product lines’ past experience has resulted in immaterial costs associated with warranty issues.  Therefore, no warranty liabilities have yet been recorded.

RESTRICTED CASH

Restricted cash represents funds on deposit with a financial institution.

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

Per share basic and diluted net loss amounted to $0.08 and $0.14, and $0.01 and $0.02, for the three and six months ended September 30, 2008 and 2007, respectively.  The assumed exercise of common stock equivalents was not utilized for the six month periods ended September 30, 2008 and 2007, since the effect would be anti-dilutive.  There were 11,626,854 common stock equivalents at September 30, 2008 and 2007.

RECENT ACCOUNTING PRONOUNCEMENTS

On October 10, 2008, the FASB issued Staff Position (“FSP”) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  This FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  We have completed our evaluation of the impact of the effect of the adoption of FSP APB 14-1, and have determined it would have no impact on the Company's financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - INVENTORY

Inventory at September 30, 2008 (unaudited) consists of the following:

	Current	Long Term	Total

Raw materials	$295,283	$45,313	$340,596
Finished goods	70,462	39,230	109,692
	$365,745	$84,543	$450,288

Inventory at March 31, 2008 consists of the following:

	Current	Long Term	Total

Raw materials	$361,897	$39,186	$401,083
Finished goods	107,506	39,230	146,736
	$469,403	$78,416	$547,819

NOTE 4 - INVESTMENT IN IVIVI

Our former majority owned subsidiary, Ivivi Technologies, Inc. (“Ivivi”), filed a Registration Statement with the Securities and Exchange Commission ("SEC") for the initial public offering of a portion of its common stock.  The Registration Statement was declared effective by the SEC on October 18, 2006.  As a result of the consummation of Ivivi's initial public offering, we no longer owned a majority of the outstanding common stock of Ivivi.  Since October 18, 2006, we could exert significant influence based upon the percentage of Ivivi's stock we owned.  As a result, our investment in Ivivi was reported during the period from October 18, 2006 until March 31, 2008 under the equity method of accounting, whereby we recognized our share of Ivivi's earnings or losses as they are incurred.  Effective April 1, 2008 (“the Adoption Date”), we have adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities” with respect to our investment in Ivivi, whereby we report our investment in Ivivi at fair value.  Management’s reason for electing the fair value option for its investment in Ivivi is to increase the efficiency of our financial reporting responsibilities.  The fair value of our investment in Ivivi at the adoption date was approximately $11,375,000.  The adoption of SFAS No. 159, with respect to our investment in Ivivi, resulted in the recognition of the following:

Pre-tax cumulative-effect adjustment to retained earnings:	$9,220,483
Deferred tax liability:	2,425,188

Post-tax cumulative-effect adjustment to retained earnings:	$6,795,295

As of September 30, 2008, the fair value of our investment in Ivivi was $1,560,000.  Our common shares of Ivivi have not been registered with the SEC and are subject to restriction as a result of securities laws. Subsequent to the date of our financial statements, the fair value of our investment in Ivivi has diminished and its ability to continue as a going concern is unknown.

The following table sets forth summarized results of operations of Ivivi for the six months ended September 30, 2008 and 2007:

	Six Months Ended	Six Months Ended
	September 30, 2008	September 30, 2007
	(unaudited)	(unaudited)

Revenue	$971,423	$686,731
Costs and expenses, net	5,351,888	3,906,404

Net loss	$(4,380,465)	$(3,219,673)

Assets at September 30, 2008	$5,222,938
Liabilities at September 30, 2008	1,663,798

Equity at September 30, 2008	$3,559,140

Assets at September 30, 2007	$6,926,749
Liabilities at September 30, 2007	1,531,873

Equity at September 30, 2007	$5,394,876

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets/(liabilities) measured at fair value on a recurring basis at September 30, 2008:

	Level 1	Level 2	Level 3

Investment in Ivivi	$1,560,000	$--	$--

NOTE 6 - CONCENTRATIONS

During the three month period ended September 30, 2008, Ivivi accounted for approximately 49% of our revenue, and one other customer accounted for approximately 18% or our revenue.  As of September 30, 2008, one customer represented approximately 63% of our accounts receivable.

During the three month period ended September 30, 2007, Ivivi accounted for approximately 37% of our revenue, and three other customers accounted for approximately 32% of our revenue.  As of September 30, 2007, two customers represented approximately 50% of our accounts receivable.

During the six month period ended September 30, 2008, Ivivi accounted for approximately 53% of our revenue, and one other customer accounted for approximately 13% or our revenue.  As of September 30, 2008, one customer represented approximately 63% of our accounts receivable.

During the six month period ended September 30, 2007, Ivivi accounted for approximately 31% of our revenue, and one other customer accounted for approximately 13% of our revenue.  As of September 30, 2007, two customers represented approximately 50% of our accounts receivable.

NOTE 7 - SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Electronics	Total

Three months ended September 30, 2008
Revenues from external customers	$181,025	$208,504	$389,589
Segment operating loss	(58,665)	(121,928)	(180,593)
Three months ended September 30, 2007
Revenues from external customers	$245,474	$154,373	$399,847
Segment operating profit (loss)	(119,599)	23,421	(96,178)

Six months ended September 30, 2008
Revenues from external customers	$421,349	$569,181	$990,530
Segment operating loss	(116,600)	(150,931)	(267,531)
Six months ended September 30, 2007
Revenues from external customers	$443,688	$249,245	$692,933
Segment operating profit (loss)	(258,850)	34,487	(224,363)

Total assets at September 30, 2008	$3,652,717	$561,224	$4,213,941

Total assets at March 31, 2008	$4,592,031	$525,704	$5,117,735

NOTE 8 - RELATED PARTY TRANSACTIONS

ADVANCES TO RELATED PARTIES

As of September 30, 2008 and March 31, 2008, ADM was owed $65,655 and $74,299, respectively, from advances made to an officer and his wife and the related accrued interest.  No advances have been made since 2000.  The advances bear interest at an effective rate of approximately 1% per year.  Interest expense for the six months ended September 30, 2008 and 2007 was $443 and $764, respectively.

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

During the three months ended September 30, 2008 and September 30, 2007, Ivivi had $7,339 and $56,125, respectively, in management services provided to it by ADM pursuant to the management services agreement.  During the six months ended September 30, 2008 and September 30, 2007, Ivivi had $38,739 and $115,865, respectively, in management services provided to it by ADM pursuant to the management services agreement.

INFORMATION TECHNOLOGY SERVICE AGREEMENT

ADM entered into an information technology (“IT”) service agreement with Ivivi on February 1, 2008, pursuant to which Ivivi, in conjunction with its outside IT professionals, will service ADM’s IT needs on an as needed basis.  Ivivi will invoice ADM monthly for any time it spends in providing such services to ADM. The rate that Ivivi will charge ADM will be determined at date of invoice. Such invoices that Ivivi issues ADM, with respect to such services, will be due within 30 days. IT services include, but are not limited to: Computer hardware and software related issues, network administration, e-mail hosting and administration, telephone and cabling installations and maintenance.  There were no charges under this agreement for the three and six months ended September 30, 2008.

MANUFACTURING AGREEMENT

ADM and Ivivi are parties to a manufacturing agreement, dated as of August 15, 2001, and as amended in February, 2005. Under the terms of the agreement, ADM has agreed to serve as the exclusive manufacturer of all current and future medical and nonmedical electronic and other electronics or products to be sold or rented by Ivivi. For each product that ADM manufactures, Ivivi pays ADM an amount equal to 120% of the sum of (i) the actual, invoiced cost for raw materials, parts, components or other physical items that are used in the manufacture of the product and actually purchased for such entity by ADM, if any, plus (ii) a labor charge based on ADM's standard hourly manufacturing labor rate, which ADM believes is more favorable than could be attained from unaffiliated third parties. Under the terms of the agreement, if ADM is unable to perform its obligations to Ivivi under the manufacturing agreement or is otherwise in breach of any provision of the manufacturing agreement, Ivivi has the right, without penalty, to engage third parties to manufacture some or all of its products. In addition, if Ivivi elects to utilize a third-party manufacturer to supplement the manufacturing being completed by ADM, Ivivi has the right to require ADM to accept delivery of its products from these third-party manufacturers, finalize the manufacture of the products to the extent necessary and ensure that the design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process have been met.

Pursuant to the manufacturing agreement, sales and manufacturing charges to Ivivi during the three and six months ended September 30, 2008 and September 30, 2007 were approximately $190,000 and $152,000, and $515,000 and $213,000, respectively.

NOTE 9 – ACQUISITIONS

On August 27, 2008, we acquired all of the assets of Action Spas, a manufacturer of electronic controllers for spas and hot tubs, under our fully owned subsidiary Action Industries Unlimited, LLC (“Action”) for $265,000.  From this date, all of the operations of Action are included in our consolidated financial statements.  We acquired Action to continue to expand our electronics segment operations, and for the opportunity to expand its operations into the OEM market.  The fair value assigned to the acquired assets was as follows:

Inventory	$19,184
Equipment	9,140
Non-Compete Agreement	50,000
Controller design	100,000
Customer list	62,491

Total	$240,825

The remaining costs were expensed.

The following table shows the Company’s pro forma unaudited operating revenue, net loss and loss per share, assuming the acquisition of Action Spas had been made April 1, 2008:

	Three Months Ended	Six Months Ended
	September 30, 2008	September 30, 2008
Revenue	$427,242	$1,090,611

Net loss	$(4,381,685)	$(7,584,624)

Net loss per share	$(0.08)	$(0.14)

NOTE 10 – NOTE PAYABLE, BANK

On August 21, 2008, the Company entered into a note payable with a commercial bank in the amount of $200,000.  This note bears interest at a rate of 2.98% and is secured by cash on deposit with the institution, which is classified as restricted cash.  Amounts outstanding under the note are payable on demand, and interest is payable monthly.

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

CHEMICALS:

Revenues are recognized when products are shipped to end users.  Shipments to distributors are recognized as sales where no right of return exists.

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser.  Revenue from the sale of the electronics we manufacture for Ivivi is recognized upon completion of the manufacturing process.  Shipping and handling charges and costs are immaterial. We offer a limited 5 year warranty on our spa/hot tub controller units.  We have no other post shipment obligations and sales returns have been immaterial.

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

BUSINESS OVERVIEW

ADM is a corporation that was organized under the laws of the State of Delaware on November 24, 1969.  During the six months ended September 30, 2008 and 2007, our operations were conducted through ADM itself and its subsidiaries, Action Industries Unlimited, LLC (Formed August 20, 2008) (“Action”), Pegasus Laboratories, Inc. (“PLI”) and Sonotron Medical Systems, Inc (“SMS”).  Our investment in Ivivi Technologies, Inc. (“Ivivi”) from October 18, 2006 to March 31, 2008 was reported under the equity method of accounting, whereby we recognized our share of Ivivi's earnings or losses as they are incurred.  Effective April 1, 2008, we adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities” with respect to our investment in Ivivi, whereby we report our investment in Ivivi at fair value.

We are a technology-based developer and manufacturer of diversified lines of products in the following three areas: (1) environmentally safe chemical products for industrial use, (2) electronic products for numerous industries, including therapeutic non-invasive electronic medical devices and electronic controllers for spas and hot tubs, and (3) cosmetic and topical dermatological products.  We have historically derived most of our revenues from the development, manufacture and sale of chemical products, and, to a lesser extent, from our electronics and topical dermatological products.  Although, during the three and six months ended September 30, 2008 and 2007, we derived an increased amount of our revenue from contract manufacturing of electronics for Ivivi, however we have completed our scheduled production for Ivivi, and have not received any additional purchase orders from Ivivi to date. Our Electronics segment includes our Action and SMS subsidiaries, and our Chemical segment includes our PLI subsidiary.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 AS COMPARED TO SEPTEMBER 30, 2007

REVENUES

Revenues were $389,589 for the three months ended September 30, 2008 as compared to $399,847 for the three months ended September 30, 2007, a decrease of $10,258, or 3%.  The decrease resulted from declines in sales to existing chemical customers of approximately $64,000, which were primarily offset by increased sales of approximately $38,000 in contract manufacturing for Ivivi and approximately $7,000 in sales of electronic controllers for spas and hot tubs now being generated from Action.  Gross profit was $131,320, or 35%, for the three months ended September 30, 2008 compared to $150,677, or 38% for the three months ended September 30, 2007.  The main reason for the decrease in gross margins was the result of margins on approximately $190,000 of sales of electronics at approximately 17% to Ivivi, as compared to margins achieved from our chemical and controller product lines, which are generally higher.

OPERATING LOSS

Loss from operations for the three months ended September 30, 2008 was $180,593, compared to a loss from operations for the three months ended September 30, 2007 of $96,178. Selling, general and administrative expenses increased by approximately $66,000, or 27%, from $245,798 to $311,913, mainly due to increased compensation and health insurance costs. Research and development expenses were nil during the three months ended September 30, 2008 compared to $1,057 during the three months ended September 30, 2007, as a result of no research and development activities during the second quarter of 2008.

NET LOSS AND NET LOSS PER SHARE

Net loss for the three months ended September 30, 2008 was $4,407,174, or $0.08 per share, compared to a net loss for the three months ended September 30, 2007 of $681,348, or $0.01 per share. With the adoption of SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities”, we recorded a decrease in fair value of $4,517,500 with respect to our investment in Ivivi, for the three months ended September 30, 2008.  During the three months ended September 30, 2007, we recorded an equity method investment loss of $610,817 from our investment in Ivivi.  Net interest income decreased $12,340 to $13,307 in the three months ended September 30, 2008, from $25,647 in the three months ended September 30, 2007, primarily due to decreased funds invested in a money market account and lower interest rates on such funds, coupled with the interest expense on our borrowings under our bank loan.  Income tax credits of $277,612 were recognized during the three months ended September 30, 2008, as a result of the decrease in fair value of our investment in Ivivi.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2008 AS COMPARED TO SEPTEMBER 30, 2007

REVENUES

Revenues were $990,530 for the six months ended September 30, 2008 as compared to $692,933 for the six months ended September 30, 2007, an increase of $297,597, or 43%.  This increase was mainly the result of approximately $302,000 greater sales in contract manufacturing for Ivivi and approximately $7,000 in sales of electronic controllers for spas and hot tubs, now being generated at our subsidiary Action, which were offset by modest declines in sales to our existing chemical customers of approximately $22,000.  Gross profit was $333,050, or 34%, for the six months ended September 30, 2008 compared to $273,704, or 39%, for the six months ended September 30, 2007.  Gross margins decreased as a result of margins on approximately $515,000 of sales of electronics at approximately 17% to Ivivi, as compared to margins achieved from chemical and spa controller product lines, which are generally higher.

OPERATING LOSS

Loss from operations for the six months ended September 30, 2008 was $267,531, compared to a loss from operations for the six months ended September 30, 2007 of $224,363. Selling, general and administrative expenses increased by $106,064, or 21%, from $494,517 to $600,581, mainly due to increased compensation costs, health insurance rates, reduced cost allocations to Ivivi, and the implementation of a new accounting software system. Research and development expenses decreased by $3,550, or 100%, from $3,550 to nil, as a result of no research and development activities during the first and second quarter of 2008.

NET LOSS AND NET LOSS PER SHARE

Net loss for the six months ended September 30, 2008 was $7,628,702, or $0.14 per share, compared to a net loss for the six months ended September 30, 2007 of $1,253,997, or $0.02 per share. With the adoption of SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities”, we recorded a decrease in fair value of $9,815,000 with respect to our investment in Ivivi, for the six months ended September 30, 2008.  During the six months ended September 30, 2007, we recorded an equity method investment loss of $1,080,425 from our investment in Ivivi.  Net interest income decreased $22,149 to $28,641 during the six months ended September 30, 2008, from $50,790 in the six months ended September 30, 2007, primarily due to decreased funds invested in a money market account and lower interest rates on such funds, coupled with the interest expense on our borrowings under our bank loan.  Income tax credits of $2,425,188 were recognized during the six months ended September 30, 2008, as a result of the decrease in fair value of our investment in Ivivi.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2008, we had cash and equivalents of $1,518,042 as compared to $2,072,325 at March 31, 2008. The $554,283 decrease was primarily the result of our loss from operations during the six month period, and $225,000 of cash that was placed on restriction. To a lesser extent it was reduced by the investment we made to acquire Action Spas.  Our cash will continue be used for increased marketing costs, and the related administrative expenses, in order to attempt to increase our revenue.  We expect to have enough cash to fund operations for the next twelve months.  The market value of our investment in Ivivi at September 30, 2008 was $1,560,000. However, our common shares of Ivivi have not been registered with the SEC and are subject to restriction as a result of securities laws.

OPERATING ACTIVITIES

Net cash used by operating activities was $310,548 for the six months ended September 30, 2008, as compared to net cash used by operating activities of $205,555 for the six months ended September 30, 2007.  The use of cash during the six months ended September 30, 2008 was primarily due to a net loss of $7,628,702, recognition of a deferred tax benefit of $2,425,188 and decreases in operating liabilities of $270,387, which was primarily offset by a change in the fair market value of our investment in Ivivi of $9,815,000 and a decrease in net operating assets of $190,193.  The use of cash during the six months ended September 30, 2007 was primarily due to a net loss of $1,253,997 and an increase in net operating assets of $180,093, which was primarily offset by a non-cash charge for the equity investment loss in Ivivi of $1,080,424 and increases in operating liabilities of $143,444.

INVESTING ACTIVITIES

For the six months ended September 30, 2008, net cash used by investing activities was $443,735.  The primary use of cash was for our acquisition of Action Spas, whereby we acquired intangible assets of $200,000, property and equipment of $9,140, and restricted $225,000 in operating cash for collateral on borrowings under our bank loan.  Uses of cash were partially offset by collections from related parties of $8,644, which was received from an officer for repayment of advances made prior to 2000.  For the six months ended September 30, 2007, cash used in investing activities was $983.  Of this amount, $12,719 was used for the purchase of property and equipment and $11,736 was received from Ivivi for repayment of advances made to them.

FINANCING ACTIVITIES

During the six months ended September 30, 2008, we borrowed $200,000 from a commercial bank to facilitate our acquisition of Action Spas.  There was no such activity during the six months ended September 30, 2007.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15.  Based on that evaluation as of September 30, 2008, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective, as of the date of their evaluation, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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
November 19, 2008