Form 10-Q
period 2008-12-31
ADM TRONICS UNLIMITED INC/DE
filed 2009-02-23
CIK 849401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

53,939,537 shares of Common Stock, $.0005 par value, as of February 16, 2009

ADM TRONICS UNLIMITED, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2008	MARCH 31, 2008
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$1,325,511	$2,072,325
Accounts receivable, net of allowance for doubtful
accounts of $1,088 and $1,088, respectively	103,990	101,270
Inventories	338,250	469,403
Prepaid expenses and other current assets	7,311	83,731
Restricted cash	225,650	-

Total current assets	2,000,712	2,726,729

Property and equipment, net of accumulated depreciation
of $24,829 and $17,873, respectively	63,220	55,288

Inventory - long term portion	84,099	78,416
Investment in Ivivi	910,000	2,154,517
Advances to related parties	50,843	74,299
Other assets	225,452	28,486

Total assets	$3,334,326	$5,117,735

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$120,801	$237,331
Note payable – Bank	200,000	--
Accrued expenses and other current liabilities	48,698	87,439
Customer deposits – Ivivi	108,097	241,828

Total current liabilities	477,596	566,598

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized,
no shares issued and outstanding	--	--
Common stock, $.0005 par value; 150,000,000 shares
authorized, 53,939,537 shares issued and outstanding at
December 31, 2008 and March 31, 2008	26,970	26,970
Additional paid-in capital	32,153,597	32,153,597
Accumulated deficit	(29,323,837)	(27,629,430)

Total stockholders' equity	2,986,730	4,551,137

Total liabilities and stockholders' equity	$3,334,326	$5,117,735

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Revenues	$257,610	$496,261	$1,248,140	$1,189,194

Costs and expenses:
Cost of sales	183,355	352,942	840,835	772,171
Research and development	-	115	-	3,665
Selling, general and administrative	291,791	273,691	892,372	768,208

Total operating expenses	475,146	626,748	1,733,207	1,544,044

Operating loss	(217,536)	(130,487)	(485,067)	(354,850)

Interest income, net	6,537	21,576	35,178	72,366

Change in fair value of investment
in Ivivi	(650,000)	-	(10,465,000)	-

Equity in net loss of Ivivi	-	(594,446)	-	(1,674,870)

Net loss before income tax benefit	(860,999)	(681,348)	(10,914,889)	(1,957,354)

Income tax benefit		--	2,425,188	--

Net loss	$(860,999)	$(703,357)	$(8,489,701)	$(1,957,354)

Net loss per share, basic and diluted	$(0.02)	$(0.01)	$(0.16)	$(0.04)

Weighted average shares outstanding,
basic and diluted	53,939,537	53,882,037	53,939,537	53,882,037

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AND 2007
(Unaudited)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,489,701)	$(1,957,354)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	22,479	12,461
Deferred income tax benefit	(2,425,188)	--
Loss from equity investment		1,674,870
Interest accrued on officer loan	--	(1,107)
Change in fair value of investment in Ivivi	10,465,000	--
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(2,720)	(24,231)
Inventory	125,470	(484,418)
Prepaid expenses and other current assets	76,420	27,875
Other assets	--	34,003
Increase (decrease) in:
Accounts payable and accrued expenses	(155,270)	89,911
Customer deposit – Ivivi	(133,731)	323,444

Net cash used by operating activities	(517,241)	(304,546)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,888)	(22,140)
Collections of advances to related parties	23,456	20,000
Acquired intangible assets	(212,491)	--
Deposit – restricted cash	(225,650)	--

Net cash used by investing activities	(429,573)	(2,140)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from note payable – Bank	200,000	--

Net decrease in cash	(746,814)	(306,686)

Cash and cash equivalents, beginning of period	2,072,325	2,498,276

Cash and cash equivalents, end of period	$1,325,511	$2,191,590

Cash paid for:
Interest	$2,677	$--
Income taxes	$--	$4,060

NONCASH FINANCING AND INVESTING ACTIVITIES:

During the nine months ended December 31, 2007, Ivivi recorded an increase in additional paid-in capital as a result of the recognition of compensation expense related to option grants to employees and others. We have recorded a proportional increase in our investment in Ivivi in the amount of $410,558, with a related credit to additional paid-in capital. We have also recorded a change of ownership percentage adjustment of $1,259,542.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(Unaudited)

NOTE 1 - ORGANIZATIONAL MATTERS

ADM Tronics Unlimited, Inc. ("we", "us", the “Company" or "ADM"), was incorporated under the laws of the state of Delaware on November 24, 1969.  We are authorized under our Certificate of Incorporation to issue 150,000,000 common shares, with $.0005 par value, and 5,000,000 preferred shares with $.01 par value.

The accompanying condensed consolidated financial statements as of December 31, 2008 (unaudited) and March 31, 2008 and for the three and nine month periods ended December 31, 2008 and 2007 (unaudited) have been prepared by ADM pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including Form 10-Q and Regulation S-X.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  We believe that the disclosures provided are adequate to make the information presented not misleading.  These financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and explanatory notes for the year ended March 31, 2008 as disclosed in our Annual Report on Form 10-KSB for that year as filed with the SEC, as it may be amended.  The results of the three and nine months ended December 31, 2008 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending March 31, 2009.

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

ADVERTISING COSTS
Advertising costs are expensed as incurred and amounted to approximately $4,739 and $5,059 for the three months ended December 31, 2008 and 2007 respectively, and $19,049 and $21,586 for the nine months ended December 31, 2008 and 2007, respectively.

WARRANTY LIABILITIES
We offer a limited 90 day warranty on our electronics products and a 5 year limited warranty on all of our electronic controllers for spas and hot tubs sold through Action.  This product lines’ past experience has resulted in immaterial costs associated with warranty issues.  Therefore, no warranty liabilities have yet been recorded.

RESTRICTED CASH
Restricted cash represents funds on deposit with a financial institution that secure our note payable.

NET LOSS PER SHARE
We use SFAS No. 128, "Earnings Per Share" for calculating basic and diluted loss per share.  We compute basic loss per share by dividing net loss by the weighted average number of common shares outstanding.  Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive.  Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

Per share basic and diluted net loss amounted to $0.02 and $0.01, and $0.16 and $0.04, for the three and nine months ended December 31, 2008 and 2007, respectively.  The assumed exercise of common stock equivalents was not utilized for the nine month periods ended December 31, 2008 and 2007, because the effect would be anti-dilutive.  There were 11,626,854 common stock equivalents at December 31, 2008 and 2007.

RECENT ACCOUNTING PRONOUNCEMENTS
On October 10, 2008, the FASB issued Staff Position (“FSP”) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  This FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  We have completed our evaluation of the impact of the effect of the adoption of FSP FAS 157-3, and have determined it would have no impact on the Company's financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - INVENTORY
Inventory at December 31, 2008 (unaudited) consists of the following:

	Current	Long Term	Total
Raw materials	$284,680	$45,462	$330,142
Finished goods	53,570	38,636	92,206
	$338,250	$84,099	$422,349

Inventory at March 31, 2008 consists of the following:

	Current	Long Term	Total
Raw materials	$361,897	$39,186	$401,083
Finished goods	107,506	39,230	146,736
	$469,403	$78,416	$547,819

NOTE 4 - INVESTMENT IN IVIVI

Our former majority owned subsidiary, Ivivi Technologies, Inc. (“Ivivi”), filed a Registration Statement with the Securities and Exchange Commission for the initial public offering of a portion of its common stock.  The Registration Statement was declared effective by the SEC on October 18, 2006.  As a result of the consummation of Ivivi's initial public offering, we no longer owned a majority of the outstanding common stock of Ivivi.  Since October 18, 2006, we could exert significant influence based upon the percentage of Ivivi's stock we owned.  As a result, our investment in Ivivi was reported during the period from October 18, 2006 until March 31, 2008 under the equity method of accounting, whereby we recognized our share of Ivivi's earnings or losses as they are incurred.  Effective April 1, 2008 (“the Adoption Date”), we have adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities” with respect to our investment in Ivivi, whereby we report our investment in Ivivi at fair value.  Management’s reason for electing the fair value option for its investment in Ivivi is to increase the efficiency of our financial reporting responsibilities.  The fair value of our investment in Ivivi at the adoption date was approximately $11,375,000.  The adoption of SFAS No. 159, with respect to our investment in Ivivi, resulted in the recognition of the following:

Pre-tax cumulative-effect adjustment to retained earnings:	$9,220,483
Deferred tax liability:	2,425,188

Post-tax cumulative-effect adjustment to retained earnings:	$6,795,295

As of December 31, 2008, the fair value of our investment in Ivivi was $910,000.  Our common shares of Ivivi have not been registered with the SEC and are subject to restriction as a result of securities laws.  Subsequent to the date of our financial statements, the fair value of our investment in Ivivi had decreased and Ivivi’s ability to continue as a going concern is unknown.

The following table sets forth summarized results of operations of Ivivi for the nine months ended December 31, 2008 and 2007:

	Nine Months Ended	Nine Months Ended
	December 31, 2008	December 30, 2007
	unaudited)	(unaudited)
Revenue	$1,253,204	$1,080,347
Costs and expenses, net	7,143,144	6,350,824

Net loss	$(5,589,940)	$(5,270,477)

Assets at December 31, 2008	$3,453,986
Liabilities at December 31, 2008	1,194,299

Equity at December 31, 2008	$2,259,687

Assets at December 31, 2007	$10,524,264
Liabilities at December 31, 2007	1,534,307

Equity at December 31, 2007	$8,989,957

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets/(liabilities) measured at fair value on a recurring basis at December 31, 2008:

	Level 1	Level 2	Level 3
Investment in Ivivi	$910,000	$--	$--

NOTE 6 - CONCENTRATIONS

During the three month period ended December 31, 2008, four customers accounted for approximately 60% of our revenue.  As of December 31, 2008, two customers represented approximately 68% of our accounts receivable.

During the three month period ended December 31, 2007, Ivivi accounted for approximately 52% of our revenue, and one other customer accounted for approximately 11% of our revenue.  As of December 31, 2007, four customers represented approximately 73% of our accounts receivable.

During the nine month period ended December 31, 2008, Ivivi accounted for approximately 43% of our revenue, and one other customer accounted for approximately 14% or our revenue.

During the nine month period ended December 31, 2007, Ivivi accounted for approximately 40% of our revenue, and two other customers accounted for approximately 21% of our revenue.

NOTE 7 - SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Electronics	Total

Three months ended December 31, 2008
Revenues from external customers	$182,670	$74,940	$257,610
Segment operating (loss)	(85,260)	(132,276)	(217,536)

Three months ended December 31, 2007
Revenues from external customers	$209,031	$287,230	$496,261
Segment operating profit (loss)	9,717	(140,204)	(130,487)

Nine months ended December 31, 2008
Revenues from external customers	$604,019	$644,121	$1,248,140
Segment operating (loss)	(201,860)	(283,207)	(485,067)

Nine months ended December 31, 2007
Revenues from external customers	$652,719	$536,475	$1,189,194
Segment operating (loss)	(249,133)	(105,717)	(354,850)

Total assets at December 31, 2008	$2,543,894	$790,432	$3,334,326

Total assets at March 31, 2008	$4,592,031	$525,704	$5,117,735

NOTE 8 - RELATED PARTY TRANSACTIONS

ADVANCES TO RELATED PARTIES

As of December 31, 2008 and March 31, 2008, ADM was owed $50,843 and $74,299, respectively, from advances including accrued interest made to an officer and to an officer and his wife.  No advances have been made since 2000.  The advances bear interest at an effective rate of approximately 1% per year.  Interest expense for the nine months ended December 31, 2008 and 2007 was $631 and $1,146, respectively.

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

During the three months ended December 31, 2008 and December 31, 2007, Ivivi had $10,809 and $55,781, respectively, in management services provided to it by ADM pursuant to the management services agreement.  During the nine months ended December 31, 2008 and December 31, 2007, Ivivi had $36,695 and $171,646, respectively, in management services provided to it by ADM pursuant to the management services agreement.

INFORMATION TECHNOLOGY SERVICE AGREEMENT

ADM entered into an information technology (“IT”) service agreement with Ivivi on February 1, 2008, pursuant to which Ivivi, in conjunction with its outside IT professionals, will service ADM’s IT needs on an as needed basis.  Ivivi will invoice ADM monthly for any time it spends in providing such services to ADM. The rate that Ivivi will charge ADM will be determined at date of invoice. Such invoices that Ivivi issues ADM, with respect to such services, will be due within 30 days. IT services include, but are not limited to: computer hardware and software related issues, network administration, e-mail hosting and administration, telephone and cabling installations and maintenance.  There were no charges under this agreement for the three and nine months ended December 31, 2008.

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

Pursuant to the manufacturing agreement, sales and manufacturing charges to Ivivi during the three and nine months ended December 31, 2008 and December 31, 2007 were approximately $2,896 and $247,799, and $517,823 and $459,702, respectively.

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

Inventory	$19,184
Equipment	9,140
Non-Compete Agreement	50,000
Controller design	100,000
Customer list	62,491
Total	$240,815

The remaining costs were expensed.

The following table shows the Company’s pro forma unaudited operating revenue, net loss and loss per share, assuming the acquisition of Action Spas had been made April 1, 2008:

Nine Months Ended
December 31, 2008

Revenue	$1,348,221
Net Loss	$(8,445,623)
Net loss per share	(0.16)

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "forecasts", "projects", or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-Q to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Item. 1 Description of Business – Risk Factors" and elsewhere in or incorporated by reference into our Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008.

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

BUSINESS OVERVIEW

ADM is a corporation that was organized under the laws of the State of Delaware on November 24, 1969.  During the nine months ended December 31, 2008 and 2007, our operations were conducted through ADM itself and its subsidiaries, Action Industries Unlimited, LLC (formed August 20, 2008) (“Action”), Pegasus Laboratories, Inc. (“PLI”) and Sonotron Medical Systems, Inc (“SMS”).  Our investment in Ivivi Technologies, Inc. (“Ivivi”) from October 18, 2006 to March 31, 2008 was reported under the equity method of accounting, whereby we recognized our share of Ivivi's earnings or losses as they are incurred.  Effective April 1, 2008, we adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities” with respect to our investment in Ivivi, whereby we report our investment in Ivivi at fair value.

We are a technology-based developer and manufacturer of diversified lines of products in the following three areas: (1) environmentally safe chemical products for industrial use, (2) electronic products for numerous industries, including therapeutic non-invasive electronic medical devices and electronic controllers for spas and hot tubs, and (3) cosmetic and topical dermatological products.  We have historically derived most of our revenues from the development, manufacture and sale of chemical products, and, to a lesser extent, from our electronics and topical dermatological products.  Although, during the three and nine months ended December 31, 2008 and 2007, we derived an increased amount of our revenue from contract manufacturing of electronics for Ivivi, we have completed our scheduled production for Ivivi, and have not received any material additional purchase orders from Ivivi to date. Our Electronics segment includes our Action and SMS subsidiaries, and our Chemical segment includes our PLI subsidiary.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2008 AS COMPARED TO DECEMBER 31, 2007

REVENUES
Revenues were $257,609 for the three months ended December 31, 2008 as compared to $496,261 for the three months ended December 31, 2007, a decrease of $238,652, or 48%.  The decrease resulted from declines in sales to existing chemical customers of approximately $26,361, and, decreased sales of approximately $243,065 in contract manufacturing for Ivivi partially offset by increased sales of approximately $24,000 of electronic controllers for spas and hot tubs being generated by our subsidiary Action.  Gross profit was $74,255, or 29%, for the three months ended December 31, 2008 compared to $143,319, or 29%, for the three months ended December 31, 2007.  The comparative gross margin for the periods was equal.

OPERATING LOSS
Loss from operations for the three months ended December 31, 2008 was $217,536, compared to a loss from operations for the three months ended December 31, 2007 of $130,487. Selling, general and administrative expenses increased by $18,100, or 7%, from $273,691 to $291,791, mainly due to increased compensation and health insurance costs and rent, offset by a decrease in consulting expense and samples expense. Research and development expenses were zero during the three months ended December 31, 2008 compared to $115 during the three months ended December 31, 2007, as a result of no research and development activities during the third quarter of 2008.

NET LOSS AND NET LOSS PER SHARE
Net loss for the three months ended December 31, 2008 was $860,999, or $0.02 per share, compared to a net loss for the three months ended December 31, 2007 of $703,357, or $0.01 per share. With the adoption of SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities”, we recorded a decrease in fair value of $650,000 with respect to our investment in Ivivi, for the three months ended December 31, 2008.  During the three months ended December 31, 2007, we recorded an equity method investment loss of $594,446 from our investment in Ivivi.  Net interest income decreased $15,039 to $6,537 in the three months ended December 31, 2008, from $21,576 in the three months ended December 31, 2007, primarily due to decreased funds invested in a money market account and lower interest rates on such funds, coupled with the interest expense on our borrowings under our bank loan

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2008 AS COMPARED TO DECEMBER 31, 2007

REVENUES
Revenues were $1,248,140 for the nine months ended December 31, 2008 as compared to $1,189,194 for the nine months ended December 31, 2007, an increase of $58,946, or 5%.  This increase was mainly the result of approximately $60,000 greater sales in contract manufacturing for Ivivi and approximately $31,000 in sales of electronic controllers for spas and hot tubs, being generated by our subsidiary Action, which were partially offset by declines in sales to our existing chemical customers of approximately $49,000.  Gross profit was $407,305, or 33%, for the nine months ended December 31, 2008 compared to $417,023, or 35%, for the nine months ended December 31, 2007.  Gross margins decreased as a result of margins on approximately $517,823 of sales of electronics at approximately 17% to Ivivi, as compared to margins achieved from chemical and spa controller product lines, which are generally higher.

OPERATING LOSS
Loss from operations for the nine months ended December 31, 2008 was $485,067, compared to a loss from operations for the nine months ended December 31, 2007 of $354,850. Selling, general and administrative expenses increased by $124,164, or 16%, from $768,208 to $892,372, mainly due to increased compensation costs, health insurance rates, reduced cost allocations to Ivivi, and the implementation of a new accounting software system offset by a decrease in accounting fees and consulting fees. Research and development expenses decreased by $3,665, or 100%, from $3,665 to zero, as a result of no research and development activities during the first three quarters of 2009.

NET LOSS AND NET LOSS PER SHARE
Net loss for the nine months ended December 31, 2008 was $8,489,701, or $0.16 per share, compared to a net loss for the nine months ended December 31, 2007 of $1,957,354, or $0.04 per share. With the adoption of SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities”, we recorded a decrease in fair value of $10,465,000 with respect to our investment in Ivivi, for the nine months ended December 31, 2008.  During the nine months ended December 31, 2007, we recorded an equity method investment loss of $1,674,870 from our investment in Ivivi.  Net interest income decreased $37,188 to $35,178 during the nine months ended December 31, 2008, from $72,366 in the nine months ended December 31, 2007, primarily due to decreased funds invested in a money market account and lower interest rates on such funds, coupled with the interest expense on our borrowings under our bank loan.  Income tax credits of $2,425,188 were recognized during the nine months ended December 31, 2008, as a result of the decrease in fair value of our investment in Ivivi.

LIQUIDITY AND CAPITAL RESOURCES
At December 31, 2008, we had cash and equivalents of $1,325,511 as compared to $2,072,325 at March 31, 2008. The $746,814 decrease was primarily the result of our loss from operations during the nine month period and $225,000 of cash that was placed on restriction in connection with the bank loan.  To a lesser extent our cash was reduced by the investment we made to acquire Action Spas.  Our cash will continue to be used for increased marketing costs, and the related administrative expenses, in order to attempt to increase our revenue.  We expect to have enough cash to fund operations for the next twelve months.  The market value of our investment in Ivivi at December 31, 2008 was $910,000. However, our common shares of Ivivi have not been registered with the SEC and are subject to restriction as a result of securities laws.

OPERATING ACTIVITIES
Net cash used by operating activities was $517,241 for the nine months ended December 31, 2008, as compared to net cash used by operating activities of $304,546 for the nine months ended December 31, 2007.  The use of cash during the nine months ended December 31, 2008 was primarily due to a net loss of $8,489,701, recognition of a deferred tax benefit of $2,425,188 and decreases in operating liabilities of $289,001, which was primarily offset by a change in the fair market value of our investment in Ivivi of $10,465,000 and a decrease in net operating assets of $199,170.  The use of cash during the nine months ended December 31, 2007 was primarily due to a net loss of $1,957,354 and an increase in net operating assets of $446,771, which was primarily offset by a non-cash charge for the equity investment loss in Ivivi of $1,674,870 and increases in operating liabilities of $413,355.

INVESTING ACTIVITIES
For the nine months ended December 31, 2008, net cash used by investing activities was $429,573.  The primary use of cash was for our acquisition of Action Spas, whereby we acquired intangible assets of $200,000, property and equipment of $14,888, and $225,000 in operating cash pledged for collateral on borrowings under our bank loan.  Uses of cash were partially offset by collections from related parties of $23,456, which was received from an officer for repayment of advances made prior to 2000.  For the nine months ended December 31, 2007, cash used in investing activities was $2,140.  Of this amount, $22,140 was used for the purchase of property and equipment and $20,000 was received from an officer for repayment of advances made prior to 2000.

FINANCING ACTIVITIES
During the nine months ended December 31, 2008, we borrowed $200,000 from a commercial bank to facilitate our acquisition of Action Spas.  There was no such activity during the nine months ended December 31, 2007.

OFF BALANCE SHEET ARRANGEMENTS
We have no off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Concentration of Credit Risk
Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and our investment in Ivivi. The Company has no control over the market value of its investment in Ivivi.

We maintain cash and cash equivalents with well-capitalized financial institutions.

Our sales are materially dependent on a small group of customers, as noted in Note 6 of our financial statements. We monitor our Credit risk associated with our receivables on a routine basis. We also maintain credit controls for evaluating and granting customer credit.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15.  Based on that evaluation as of December 31, 2008, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective, as of the date of their evaluation, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.
There were no changes in the our internal control over financial reporting that occurred during our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
February 23, 2009