Form 10-K
period 2009-03-31
ADM TRONICS UNLIMITED INC/DE
filed 2009-07-14
CIK 849401

FORM 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NUMBER 0-17629

ADM TRONICS UNLIMITED, INC.
(Name of registrant as specified in its charter)

Delaware	22-1896032
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

224 Pegasus Avenue, Northvale, New Jersey 07647
(Address of Principal Executive Offices) (Zip Code)

Registrant’s telephone number (201) 767-6040

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

COMMON STOCK, $.0005 PAR VALUE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter was $1,620,000.

The number of shares of the Common Stock outstanding as of July 10, 2009 was 53,939,537.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains various forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and information that is based on management’s beliefs as well as assumptions made by and information currently available to management. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. When used in this report, the words “anticipate,” “believe,” “estimate,” “expect,” “predict,” “project” and similar expressions are intended to identify forward-looking statements. We cannot guarantee the accuracy of the forward-looking statements, and you should be aware that our actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including the statements under “Risk Factors” set forth in “Item 1 - Description of Business” and the statements under “Critical Accounting Policies” set forth in “Item 6 - Management’s Discussion and Analysis or Plan of Operation.” Due to these uncertainties and risks, readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K.

Unless otherwise indicated in this prospectus, references to “we,” “us,” “our” or the “Company” refer to ADM Tronics Unlimited, Inc. and its subsidiaries.

PART I

ITEM 1.	BUSINESS

COMPANY OVERVIEW

The Company is a technology-based developer and manufacturer of diversified lines of products and derives revenue from the production and sale of environmentally safe chemical products for industrial, medical and cosmetic uses and electronics for non-invasive medical and other applications

The Company is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. Our operations are conducted through ADM Tronics Unlimited, Inc. (“ADM”) and its subsidiaries, Pegasus Laboratories, Inc. (“Pegasus”), Sonotron Medical Systems, Inc. (“SMI”)and Action Industries Unlimited LLC. (“Action”). As of July 10, 2009, ADM owned approximately 100%, 94% and 100% of the outstanding capital stock of Pegasus, SMI and Action, respectively. In addition, the Company owns a minority interest in Ivivi Technologies Inc., which until October 18, 2006 was operated as a subsidiary of the Company. Ivivi was deconsolidated as of October 18, 2006 upon the consummation of Ivivi’s initial public offering, as we no longer own a majority of the outstanding common stock of Ivivi and do not control Ivivi’s operations, but can exert significant influence based on the percentage of Ivivi’s stock owned by us. As a result, our investment in Ivivi from October 18, 2006 through March 31, 2008 was reported under the equity method of accounting. Since April 1, 2008, we report our investment in Ivivi at fair value. As of July 10, 2009, we owned approximately 28.9% of the outstanding capital stock of Ivivi.

COMPANY PRODUCTS

ENVIRONMENTALLY SAFE CHEMICAL PRODUCTS FOR INDUSTRIAL, COSMETIC AND TOPICAL USES

INDUSTRIAL

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

None of our chemical products are protected by patents, although the names of some of such products have been protected by trademarks. We do not believe that any such trademarks are material to our business. As of March 31, 2009, the dollar amount of backlog orders for our chemical products believed by us to be firm, was not material.

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

NON-INVASIVE ELECTRONIC MEDICAL AND OTHER DEVICES

CONTRACT MANUFACTURING

The Company derives revenues from contract manufacturing of electronic medical and other devices for its affiliate Ivivi, and other customers.  During the year ended March 31, 2009, revenues from contract manufacturing were approximately $564,008, or 38% of total revenues, down from approximately $1,000,000, or 53% of total revenues during the year ended March 31, 2008.

SONOTRON TECHNOLOGY

SMI, a majority-owned subsidiary of ADM, has developed a technology, known as the Sonotron Technology, to treat subjects suffering from the pain of inflammatory joint conditions. Although some of the devices utilizing this technology are commercially available for the treatment of animals, none of such devices have received clearance from the U.S. Food and Drug Administration (the “FDA”) for human application in the United States.

The Sonotron Technology is the subject of three United States patents (the “Sonotron Patents”), which expire in 2011, 2012 and 2016. Foreign patents relating to the Sonotron Technology have been issued in Brazil, Canada, France, Holland, Italy, Japan, Sweden, Switzerland, the United Kingdom and Germany, which patents expire on various dates through 2009.

In 1997, the Company developed a device which utilizes the Sonotron Technology to non-invasively treat neural-cerebral conditions (the “NCCD Device”). The NCCD Device is a non-invasive electronic therapy device which is designed to emit certain radio and audio waves at prescribed power outputs to a patient’s brain and spinal cord. Since 1997, the NCCD Device has been in the prototype stage. Limited initial preliminary tests on human subjects on a non-controlled basis appear to indicate that treatment with the NCCD Device has a beneficial effect on the symptoms related to certain neuro-cerebral disorders. The results ranged from minor improvement in certain limited symptoms to dramatic overall improvements.

In order to commercially exploit the NCCD Device, we must successfully conduct significant engineering and design work as well as clinical studies. If the clinical studies establish the efficacy of the NCCD Device, we intend to seek FDA approval of the NCCD Device. There can be no assurance that any clinical studies of the NCCD Device will yield successful results or that FDA approval will be obtained.

As of March 31, 2009, the dollar amount of backlog orders for Sonotron Devices was not material.

ACTION

On August 27, 2008, we acquired all of the assets of Action Spas, a manufacturer of electronic controllers for spas and hot tubs, under our wholly-owned subsidiary Action.  We acquired Action to continue to expand our electronics segment operations, and for the opportunity to expand its operations into the OEM market.

CUSTOMERS

During our fiscal years ended March 31, 2009 and 2008, sales of chemical products accounted for approximately 52% and 45% of our operating revenues, respectively; sales and manufacturing charges for electronic products accounted for approximately 48%, and 55% of our operating revenues, respectively; and sales of our cosmetic and topical dermatological products were not material.

During the year ended March 31, 2009, two customers accounted for 54% of ADM’s revenue. During the fiscal year ended March 31, 2008, five customers accounted for 77% of ADM’s revenue. As of March 31, 2009, two customers represented 67% of our accounts receivable. As of March 31, 2008, three customers represented 66% of our accounts receivable. The loss of these major customers could have a material impact on our operations and cash flow.

MARKETING AND DISTRIBUTION

A majority of ADM’s chemical product sales are distributed to customers directly from ADM’s headquarters. Customers place purchase orders with the Company and chemical products are then shipped via common carrier truck delivery on an “FOB shipping point” basis. A portion of the sales are accomplished through distributors who place purchase orders with ADM for certain quantities of its chemical products which are shipped by common carrier to their respective warehouses. These stocking distributors then ship product to the ultimate customer via common carrier from their inventory of ADM’s chemical products.

MANUFACTURER AND SUPPLIERS

MANUFACTURER

ADM manufactures its chemical products and SMI’s, Action’s and Ivivi’s electronic products at its facilities located in Northvale, New Jersey.

ADM, Ivivi and SMI are parties to a manufacturing agreement, pursuant to which ADM serves as the exclusive manufacturer of all current and future medical, non-medical electronic and other devices or products to be produced by such entities. Pursuant to the terms of the manufacturing agreement, for each product that ADM manufactures for the entity, the entity pays ADM an amount equal to 120% of the sum of (i) the actual, invoiced cost for raw materials, parts, components or other physical items that are used in the manufacture of the product and actually purchased for the entity by the Company, if any, plus (ii) a labor charge based on ADM’s standard hourly manufacturing labor rate.

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

Under the manufacturing agreement, all inventions, patentable or otherwise, trade secrets, discoveries, ideas, writings, technology, know-how, improvements or other advances or findings relating to the entities’ products and technologies shall be and become the exclusive proprietary and confidential information of such entity or any person to whom such entity may have assigned rights therein. The Company has no rights in any such proprietary or confidential information and is prohibited from using or disclosing any of such proprietary or confidential information for its own benefit or purposes, or for the benefit or purpose of any other person other than the entity without such entity’s prior written consent. ADM has also agreed to cooperate with each entity in securing for it any patents, copyrights, trademarks or the like which it may seek to obtain in connection therewith. If ADM breaches any of the confidentiality agreements contained in the manufacturing agreement, or if these agreements are not sufficient to protect the entity’s technology or are found to be unenforceable, the entity’s competitors could acquire and use information that it considers to be our trade secrets and the entity may not be able to compete effectively.

Since ADM is the exclusive manufacturer of all of SMI’s and Ivivi’s current and future products under the manufacturing agreement, if the operations of ADM are interrupted or if orders or orders of other customers of the Company exceed our manufacturing capabilities, we may not be able to deliver products on time and the entities may not be able to deliver their respective products to their respective customers on time. Under the terms of the manufacturing agreement, if ADM is unable to perform its obligations thereunder or is otherwise in breach of any provision thereof, the entities have the right, without penalty, to engage third parties to manufacture some or all of their products. In addition, if an entity elects to utilize a third-party manufacturer to supplement the manufacturing being completed by ADM, such entity has the right to require us to accept delivery of the products from these third-party manufacturers, finalize the manufacture of the products to the extent necessary for such entity to comply with FDA regulations and ensure that the design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process have been met.

As the exclusive manufacturer of the medical devices of SMI and Ivivi, ADM is required to comply with quality requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process. In addition, our manufacturing facility is required to be registered as a medical device manufacturing facility with the FDA and is subject to inspection by the FDA. The Company has been registered by the FDA as a Registered Medical Device Establishment since 1988 allowing it to manufacture medical devices in accordance with procedures outlined in FDA regulations, which include quality control and related activities. Such registration is renewable annually and although we do not believe that the registration will fail to be renewed by the FDA, there can be no assurance of such renewal. Our failure to obtain any annual renewal would have a material adverse effect on the entities if they were not able to secure another manufacturer of their products.

SUPPLIERS

ADM purchases the raw materials used in the manufacture of its chemical products from numerous sources. We believe that all necessary raw materials for our chemical products are readily available and will continue to be so in the foreseeable future. We have never had, nor do we anticipate experiencing, any shortages of such materials. The raw materials for chemical products consist primarily of water, resins, elastomers and catalysts. We generally maintain sufficient quantities of inventories of our chemical products to meet customer demands. When orders are received by us for our chemical products, our customers require immediate shipment thereof. Accordingly, in order to satisfy its customers’ needs, we have maintained an inventory ranging, in dollar amounts, from 15% to 30% of sales of chemical products in the form of either raw materials or finished goods.

We purchase the raw materials, parts, components and other items that are required to manufacture products for SMI, Action and Ivivi. We rely on a limited number of suppliers for such raw materials, parts, components and other items. Although there are many suppliers for each of these raw materials, parts, components and other items, we are dependent on a limited number of suppliers for many of the significant raw materials and components due to our customers’ requirements. We do not have any long-term or exclusive purchase commitments with any of our  suppliers. The failure to maintain existing relationships with suppliers or to establish new relationships in the future could also negatively affect our ability to obtain raw materials and components used in the products in a timely manner. If we are unable to obtain ample supply of product from our existing suppliers or alternative sources of supply, we may be unable to satisfy SMI’s, Actions and Ivivi’s orders which could reduce our revenues and adversely affect their relationships with their customers.

RESEARCH AND DEVELOPMENT

During our fiscal years ended March 31, 2009 and 2008, we made no material expenditures with respect to company-sponsored research and development activities relating to our chemical business. During such fiscal years, we did not expend any funds on customer-sponsored research and development activities with respect thereto.

During our fiscal years ended March 31, 2009 and 2008, other than the regular compensation paid by us to our executive officers, we did not spend any appreciable amounts on testing, application, clinical studies and company-sponsored research and development activities in connection with the Sonotron Technology and other activities determined in accordance with generally accepted accounting principles. During each of such years no material amounts were spent on customer-sponsored research and development activities relating to the development of new products, services or techniques or the improvement of any of the foregoing.

During our fiscal years ended March 31, 2009 and 2008, we made no material expenditures with respect to company-sponsored research and development activities relating to our medical device business.

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

Our results of operations depend, in part, on our ability to expand our chemical product offerings. We are committed to remaining a competitive producer and believe that our portfolio of new or re-engineered products is strong. However, we may not be able to develop new products, re-engineer existing products successfully or bring them to market in a timely manner. While we believe that the products, pricing and services we offer customers are competitive, we may not be able to continue to attract and retain customers to which to we sell our chemical products.

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

EMPLOYEES

As of July 10, 2009, we had 12 full-time employees. As of such date, we had one salaried employee in an executive or managerial position.

RECENT DEVELOPMENTS

Subsequent to year end we invested in Wellington Scientific, LLC (“Wellington”) which has rights to an electronic uroflowmetry diagnostic medical device technology.  These products are currently distributed in South Africa, but are not compliant with US FDA requirements for distribution in the US. We intend to modify the design of these products for compliance with FDA standards and create the required documentation for distribution of these products in the US.  We will invest a total of $50,000, with $10,000 already provided in cash, and $40,000 in services to Wellington.  Wellington issued a convertible note to us for a principal amount of $50,000 with an interest rate of 10%.  In addition, we shall be the exclusive manufacturer of these products for Wellington and shall receive a percentage of future sales, if any.

ITEM 1A.	RISK FACTORS

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

RISKS RELATING TO OUR CHEMICAL BUSINESS

NEW ENVIRONMENTAL OR OTHER REGULATIONS COULD INCREASE THE COMPANY’S OPERATING COSTS.

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

Our manufacturing operations with respect to our chemical products depend upon obtaining adequate supplies of our raw materials on a timely basis. The loss of a key source of supply or a delay in shipments could have an adverse effect on our business. We are exposed to price risks associated with these raw material purchases. The availability and prices of raw materials may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates, cost components of raw materials and worldwide price levels. Our results of operations could be adversely affected if we are unable to obtain adequate supplies of raw materials in a timely manner or if the costs of raw materials increased significantly.

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

The markets in which we operate are highly competitive, and this competition could harm our business, results of operations, cash flow and financial condition. Our competitors include major international producers as well as smaller regional competitors. We believe that a significant competitive factor for our products is selling price. We could be subject to adverse results caused by our competitors’ pricing decisions. In addition, current and anticipated future consolidation among our competitors and customers may cause us to lose market share as well as put downward pressure on pricing. Furthermore, there is a trend in the chemical industry toward relocation of manufacturing facilities to lower-cost regions. Such relocation may permit some of our competitors to lower their costs and improve their competitive position. Some of our competitors are larger, have greater financial resources and have less debt than we do. As a result, those competitors may be better able to withstand a change in conditions within our industry and throughout the economy as a whole. If we do not compete successfully, our business, operating margins, financial condition, cash flows and profitability could be adversely affected.

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

CHANGES IN OUR CUSTOMERS’ PRODUCTS COULD REDUCE THE DEMAND FOR OUR CHEMICAL PRODUCTS, WHICH MAY DECREASE OUR NET SALES AND OPERATING MARGINS.

Our chemical products are used for a broad range of applications by our customers. Changes, including technological changes, in our customers’ products or processes may make our chemical products unnecessary, which would reduce the demand for those products. Other customers may find alternative materials or processes that no longer require our products. If the demand for our chemical products is reduced, our net sales and operating margins may be reduced as well.

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

RISKS RELATING TO OUR ELECTRONICS BUSINESS

SMI, ACTION AND IVIVI OUTSOURCE THE MANUFACTURING OF THEIR PRODUCTS TO US AND IF OUR OPERATIONS ARE INTERRUPTED OR IF OUR ORDERS EXCEED OUR MANUFACTURING CAPABILITIES, THEY MAY NOT BE ABLE TO DELIVER THEIR PRODUCTS TO CUSTOMERS ON TIME.

Pursuant to a manufacturing agreement between SMI, Ivivi and us, we are the exclusive manufacturer of the products of SMI and Ivivi. We also manufacture all of the electronic products sold by Action.  We operate a single facility and have limited capacity that may be inadequate if SMI’s, Action’s or Ivivi’s customers place orders for unexpectedly large quantities of their products, or if our other customers place large orders of products, which could limit our ability to produce the products of SMI, Action or Ivivi. In addition, if our operations were halted or restricted, even temporarily, or we are unable to fulfill large orders, SMI, Action and Ivivi could experience business interruption, increased costs, damage to their reputations and loss of their customers. Although SMI and Ivivi have the right to utilize other manufacturers if we are unable to perform under our agreement, manufacturers of their products need to be licensed with the FDA, and identifying and qualifying a new manufacturer to replace us as the manufacturer of their products could take several months during which time, they would likely lose customers and our revenues could be materially delayed and/or reduced. In addition, our failure to produce such products could result in claims against us. See “Item 1. Business - Manufacturer and Suppliers.”

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS FOR THE COMPONENTS AND RAW MATERIALS USED IN OUR PRODUCTS AND THE PRODUCTS MANUFACTURED FOR THIRD PARTIES, INCLUDING SMI AND IVIVI, AND ANY INTERRUPTION IN THE AVAILABILITY OF THESE COMPONENTS AND RAW MATERIALS COULD REDUCE OUR REVENUE.

We rely on a limited number of suppliers for the components and raw materials used in the products that we manufacture for others, including SMI, Action and Ivivi. Although there are many suppliers for each of their component parts and raw materials, we are dependent on a single or limited number of suppliers for many of the significant components and raw materials due to our customers’ specifications. This reliance involves a number of significant risks, including:

●	unavailability of materials and interruptions in delivery of components and raw materials from suppliers;
●	manufacturing delays caused by such unavailability or interruptions in delivery; and
●	fluctuations in the quality and the price of components and raw materials.

We do not have any long-term or exclusive purchase commitments with any of our suppliers. Failure to maintain existing relationships with suppliers or to establish new relationships in the future could also negatively affect our ability to obtain components and raw materials used in these products in a timely manner. If we are unable to obtain ample supply of product from existing suppliers or alternative sources of supply, we may be unable to satisfy our customers’ orders which could reduce our revenues and adversely affect our relationships with these customers. See “Item 1. Business - Manufacturers and Suppliers.”

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

The United States Patent and Trademark Office currently has a significant backlog of patent applications, and the approval or rejection of patents may take several years. Prior to actual issuance, the contents of United States patent applications are generally published 18 months after filing. Once issued, such a patent would constitute prior art from its filing date, which might predate the date of a patent application on which we rely. Conceivably, the issuance of such a prior art patent, or the discovery of “prior art” of which we are currently unaware, could invalidate a patent of ours or prevent commercialization of a product claimed thereby.

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

There can be no assurance that we will not be required to resort to litigation to protect our patented technologies and other proprietary rights or that we will not be the subject of additional patent litigation to defend our existing and proposed products and processes against claims of patent infringement or any other intellectual property claims. Such litigation could result in substantial costs, diversion of management’s attention, and diversion of our resources.

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

The testing and production of medical devices are subject to regulation by the FDA as devices under the 1976 Medical Device Amendments to the Federal Food, Drug and Cosmetic Act. In the United States, medical devices must be:

●	manufactured in registered and quality approved establishments by the FDA; and
●	produced in accordance with the FDA Quality System Regulation (“QSR”) for medical devices.

As a result we, as the manufacturer of other parties’ devices, are required to comply with QSR requirements and if we fail to comply with these requirements, these other third parties will need to find another company to manufacture its devices. In addition, the Company’s manufacturing facility:

●	is required to be registered as a medical device manufacturing facility with the FDA; and
●	is subject to inspection by the FDA.

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

We have incurred substantial net losses of approximately $8.9 million and $2.9 million for the fiscal years ended March 31, 2009 and 2008, respectively. At March 31, 2009, we had an accumulated deficit of $29.7 million. We expect to incur additional operating losses, as well as negative cash flow from operations, for the foreseeable future.

The loss or significant reduction in business of any of our key customers, including Ivivi, could materially and adversely affect our revenues and earnings.

We are highly dependent upon certain customers to generate our revenues, including Ivivi. For the fiscal year ended March 31, 2009, two customers accounted for 54% of revenue and for the fiscal year ended March 31, 2008, five customers accounted 77% of our revenues. Of these revenues, Ivivi accounted for 38% and 48% of such revenues for each period. All customer purchases are made through purchase orders and we do not have any long-term contracts with customers.  The complete loss of, or significant reduction in business from, or a material adverse change in the financial condition of, any of such customers, particularly Ivivi, will cause a material and adverse change in our revenues and operating results.  As reported by Ivivi in its Annual Report on Form 10-K for the fiscal year ended March 31, 2009, Ivivi will need to raise additional capital in order to (i) repay its outstanding loan of $2.5 million which matures July 31, 2009 and (ii) continue its operations.  In the event Ivivi is unable to raise additional capital, Ivivi will be unable to meet its debt obligations and the lender will have the right to foreclose on the loan and, as a result, Ivivi may have to cease its operations.

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

WE MAY BE EXPOSED TO PRODUCT LIABILITY CLAIMS FOR WHICH OUR INSURANCE MAY BE INADEQUATE.

Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing and marketing of chemical products and electronic devices. Although we maintain a general liability insurance policy, which includes aggregate product liability coverage of $2,000,000 for certain of our products, there can be no assurance, that such insurance will be sufficient to cover potential claims or that the present level of coverage will be available in the future at a reasonable cost.

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

The obligation to pay any product liability claim in excess of whatever insurance we are able to obtain would increase our expenses and could greatly reduce our assets. See “Item 1. Business - Insurance.”

THE LOSS OF ANY OF OUR EXECUTIVE OFFICER OR KEY PERSONNEL MAY ADVERSELY AFFECT OUR OPERATIONS AND OUR ABILITY TO EXECUTE OUR GROWTH STRATEGY.

Our ability to execute our business plan depends upon the continued services of Andre’ DiMino, our President and Chief Executive Officer, as well as our key technology, marketing, sales and support personnel. We do not have employment or consulting agreements containing non-compete agreements with Mr. DiMino and certain of our key personnel, and we may not be able to retain these individuals. If we lost the services of Mr. DiMino or our key personnel, our business may be adversely affected and our stock price may decline. In addition, our ability to execute our business plan is dependent on our ability to attract and retain additional highly skilled personnel.

Andre’ DiMino, our President and Chief Executive Officer, also serves as Vice Chairman and Executive Vice President and Chief Technical Officer of Ivivi. While Mr. DiMino devotes a substantial portion of his work-time toward ADM, the remaining amount of his work-time may be devoted elsewhere, including at Ivivi. As a result, Mr. DiMino’s attention to our business and operations may be diverted by his obligations elsewhere, including at Ivivi, and we may not be able to have access to Mr. DiMino as needed by us.

OUR EXECUTIVE OFFICER AND DIRECTORS AND ENTITIES AFFILIATED WITH THEM HAVE SUBSTANTIAL CONTROL OVER US, WHICH COULD DELAY OR PREVENT A CHANGE IN OUR CORPORATE CONTROL FAVORED BY OUR OTHER SHAREHOLDERS.

Our executive officer and directors and entities affiliated with them may be deemed to beneficially own, in the aggregate, approximately 39.5% of our outstanding common stock. In particular, Mr. DiMino, together with members of the DiMino family, may be deemed to beneficially own approximately 31% of the outstanding shares of our common stock. The interests of our current officer and director shareholders may differ from the interests of our other shareholders. As a result, the current officers and directors would have the ability to exercise substantial control over all corporate actions requiring shareholder approval, irrespective of how our other shareholders may vote, including the following actions:

●	the election of directors;
●	adoption of stock option plans;
●	the amendment of charter documents; or
●	the approval of certain mergers and other significant corporate transactions, including a sale of substantially all of our assets.

PENNY STOCK REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY OF OUR SECURITIES.

Our common stock is subject to penny stock rules, which may discourage broker-dealers from effecting transactions in our common stock or affect their ability to sell our securities. As a result, purchasers and current holders of our securities could find it more difficult to sell their securities. Our stock is traded on the OTC Bulletin Board. Trading volume of OTC Bulletin Board stocks have been historically lower and more volatile then stocks traded on an exchange or the Nasdaq Stock Market. In addition we may be subject to rules of the Securities and Exchange Commission that impose additional requirements on broker-dealers when selling penny stocks to persons other than established customers and accredited investors. In general, an accredited investor is a person with assets in excess of $1,000,000 or annual income exceeding $200,000 individually, or $300,000 together with his or her spouse. The relevant Securities Exchange Commission regulations generally define penny stocks to include any equity security not traded on an exchange or the Nasdaq Stock Market with a market price (as defined in the regulations) of less than $5 per share. Under the penny stock regulations, a broker-dealer must make a special suitability determination as to the purchaser and must have the purchaser’s prior written consent to the transaction. Prior to any transaction in a penny stock covered by these rules, a broker-dealer must deliver a disclosure schedule about the penny stock market prepared by the Securities Exchange Commission. Broker-dealers must also make disclosure concerning commissions payable to both the broker-dealer and any registered representative and provide current quotations for the securities. Finally, broker-dealers are required to send monthly statements disclosing recent price information for the penny stock held in an account and information on the limited market in penny stocks.

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

ITEM 2.	PROPERTIES

We are headquartered at 224 Pegasus Avenue, Northvale, New Jersey. We lease approximately 16,000 square feet of combined office and warehouse space from an unaffiliated third party with a monthly rent of $7,750 subject to increases.  The lease expires in June, 2018.  The Company, its subsidiaries and Ivivi utilize portions of the leased space. Pursuant to a management services agreement to which the Company, its subsidiaries and Ivivi are parties, the Company determines, on a monthly basis, the portion of space utilized by each entity during such month, and each entity reimburses the Company for their portion of the lease costs, real property taxes and related costs.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

The Company’s common stock trades on the OTC-Bulletin Board under the symbol “ADMT.”  For the periods indicated, the following table sets forth the high and low bid quotations for the Company’s common stock, as reported by the National Quotation Bureau, Inc. The quotations represent inter-dealer quotations without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid

Fiscal 2008
June 30, 2007	0.27	0.26
September 30, 2007	0.29	0.28
December 31, 2007	0.27	0.26
March 31, 2008	0.17	0.16

Fiscal 2009
June 30, 2008	0.19	0.11
September 30, 2008	0.16	0.06
December 31, 2008	0.07	0.03
March 31, 2009	0.07	0.01

HOLDERS OF RECORD

As of March 31, 2009, 53,939,537 shares of the Company’s common stock were issued and outstanding. On March 31, 2009 there were 1,342 shareholders of record.

DIVIDENDS

The Company has never paid any cash dividends on its common stock and has no intention of paying cash dividends in the foreseeable future. The Company intends to retain all earnings, if any, for use in the operation and expansion of its business.

EQUITY COMPENSATION PLAN

As of July 10, 2009, we did not have any compensation plans (including individual compensation arrangements) under which our equity securities were authorized for issuance.

ITEM 6.	SELECTED FINANCIAL DATA.

Not Applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the “safe harbor” provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words “may”, “expects”, “believes”, “anticipates”, “intends”, “forecasts”, “projects”, or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management’s current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-K to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under “Item. 1 Description of Business – Risk Factors” and elsewhere in, or incorporated by reference into this Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

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

RECENT ACCOUNTING PRONOUNCEMENTS

On October 10, 2008, the FASB issued Staff Position (“FSP”) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.  This FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  We have completed our evaluation of the impact of the effect of the adoption of FSP APB 14-1, and have determined it would have no impact on the Company’s financial position, results of operations or cash flows.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133”.  This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008.  SFAS 161 will be effective for the Company on April 1, 2009.  We do not expect the adoption of SFAS No. 161 to have a material impact on our financial statements.

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

BUSINESS OVERVIEW

ADM is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. During the years ended March 31, 2009 and 2008, our operations were conducted through ADM itself and its subsidiaries, Pegasus Laboratories, Inc. and Sonotron Medical Systems, Inc and since August 2008, Action Industries Unlimited, LLC. Ivivi was deconsolidated as of October 18, 2006 upon the consummation of Ivivi’s initial public offering. Our investment in Ivivi from to October 18, 2006 through March 31, 2008 was reported under the equity method of accounting. Since April 1, 2008 we reported our investment in Ivivi at fair value.

We are a technology-based developer and manufacturer of diversified lines of products in the following three areas: (1) environmentally safe chemical products for industrial use, (2) the manufacturing and sale of electronic medical and other devices and (3) cosmetic and topical dermatological products. We have historically derived most of our revenues from the development, manufacture and sale of chemical products, and, to a lesser extent, from our electronic devices and topical dermatological products.  However, during the fiscal years ended March 31, 2009 and 2008, we derived an increased amount of our revenue from the sale/rental  and manufacturing of electronic devices. Our electronics segment also includes our Sonotron and Action subsidiary.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2009 AS COMPARED TO MARCH 31, 2008

REVENUES AND GROSS MARGINS

Revenues were $1,486,283 for the year ended March 31, 2009 as compared to $1,896,746 for the year ended March 31, 2008, a decrease of $410,463, or 22%. The decrease primarily resulted from decreased manufacturing services performed for Ivivi. Gross profits and gross margins were $405,212, or 27%, and $540,884, or 29%, for the years ended March 31, 2009 and 2008, respectively. Gross margins decreased as a result of margins on sales of electronic devices increasing approximately 8% as compared to a decrease in margins achieved from chemical products as a result of increased raw material and labor cost percentages, offset by electronic segment inventory cost adjustments and the write off of obsolete inventory.

OTHER OPERATING EXPENSES

Selling, general and administrative expenses decreased by $67,277, or 6%, from $1,179,976 to $1,112,699, mainly due to decreased consulting and professional fees offset by an increase in compensation and a decrease in allocated overhead costs to Ivivi. Research and development expenses decreased by $3,823, or 100%, from $3,823 to $0.

NET LOSS AND NET LOSS PER SHARE

Net loss for the year ended March 31, 2009 was $8,899,132 or $(0.16) per share, compared to a net loss of $2,894,316, or $(0.05) per share, for the year ended March 31, 2008. Our net loss increased $6,004,816, or $0.11 per share. This was mainly the result of recording a loss from the change in fair value of our investment in Ivivi of $10,660,000 for the year ended March 31, 2009, compared to an equity method investment loss in Ivivi of $2,339,716 for the year ended March 31, 2008, offset by a deferred income tax credit of $2,425,188.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2009, we had cash and equivalents of $1,155,786 as compared to $2,072,325 at March 31, 2008. The decrease of $916,539 was primarily the result of cash used in operations in the amount of $685,880 and cash used in investing activities of $427,659. The market value of our investment in Ivivi at March 31, 2009 was $715,000. However, our common shares of Ivivi have not been registered with the SEC and are subject to restriction as a result of securities laws.

OPERATING ACTIVITIES

Net cash used by operating activities was $685,880 for the year ended March 31, 2009, as compared to net cash used by operating activities of $416,246 for the year ended March 31, 2008. The use of cash in 2009 was primarily due to a net loss of $8,899,132 and a net decrease in operating assets and liabilities of $62,191, which was primarily offset by a non-cash charge for the equity investment loss of $10,660,000, depreciation of $38,218, and decreases in net operating liabilities of $291,991, offset by a deferred tax benefit of $2,425,188.

Net cash used by operating activities was $416,246 for the year ended March 31, 2008. The use of cash in 2008 was primarily due to a net loss of $2,894,316 and increases in operating assets of $287,000, which was primarily offset by a non-cash charge for the equity investment loss of $2,339,716, depreciation of $19,253, intangible asset write-downs of $57,094 and increases in net operating liabilities of $350,373.

INVESTING ACTIVITIES

For the year ended March 31, 2009, cash used in investing activities was $427,659. Of this amount, $14,888 was used for the purchase of equipment and $26,300 was received from an officer for repayment of advances made to the officer prior to 2000. We acquired intangible assets of $212,491 and restricted cash increased $226,580, used to collateralize the note for the acquisition of Action.

For the year ended March 31, 2008, cash used in investing activities was $9,705. Of this amount, $29,705 was used for the purchase of equipment and $20,000 was received from an officer for repayment of advances made to the officer prior to 2000.

FINANCING ACTIVITIES

During the year ended March 31, 2009, we had net proceeds from notes payable of $200,000, of which we repaid $3,000.

Subsequent to the receipt of funds from Ivivi in repayment of Ivivi’s indebtedness to us, management launched a sales and marketing initiative which included, among other things, the re-branding of our water-based industrial chemical products through the establishment of a new division, Aqua-Based Technologies. In addition, we hired a Director of Sales and Marketing for such division. This is part of a business plan to enhance our operations and to increase sales and marketing efforts for its products. Such plan includes seeking to hire additional sales employees as well as pursuing strategic relationships to help market and promote certain product lines. Although we expect available funds and funds generated from our operations to be sufficient to meet our anticipated needs for a minimum of 12 months, we may need to obtain additional capital to continue to operate and grow our business. Our cash requirements may vary materially from those currently anticipated due to changes in our operations, including our marketing and sales activities, product development, and the timing of our receipt of revenues. We do not have any material external sources of liquidity or unused sources of funds. Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing on terms satisfactory to us or at all.

ITEM 7A.	QUANTATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
MARCH 31, 2009

I N D E X

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ADM Tronics Unlimited, Inc.

We have audited the accompanying consolidated balance sheets of ADM Tronics Unlimited, Inc. and subsidiaries as of March 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ADM Tronics Unlimited, Inc. and subsidiaries as of March 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Raich Ende Malter & Co. LLP
East Meadow, New York
July 14, 2009

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2009 AND 2008

	MARCH 31, 2009	MARCH 31, 2008

ASSETS

Current assets:
Cash and cash equivalents	$1,155,786	$2,072,325
Accounts receivable, net of allowance for doubtful accounts of $2,500 and $1,088, respectively	105,134	101,270
Receivables – affiliate	6,977	—
Inventories	302,810	469,403
Prepaid expenses and other current assets	23,412	83,731
Restricted cash	226,580	—

Total current assets	1,820,699	2,726,729

Property and equipment, net of accumulated depreciation of $28,082 and $17,873, respectively	59,968	55,288

Inventory – long term	43,798	78,416
Investment in Ivivi	715,000	2,154,517
Advances to related parties	47,999	74,299
Other assets	212,967	28,486

Total assets	$2,900,431	$5,117,735

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$116,137	$237,331
Notes payable	197,000	—
Accrued expenses and other current liabilities	38,970	87,439
Customer deposits – affiliate	101,025	241,828

Total current liabilities	453,132	566,598

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	—	—

Common stock, $.0005 par value; 150,000,000 shares authorized, 53,939,537 shares issued and outstanding at March 31, 2009 and at March 31, 2008	26,970	26,970

Additional paid-in capital	32,153,597	32,153,597
Accumulated deficit	(29,733,268)	(27,629,430)

Total stockholders’ equity	2,447,299	4,551,137

Total liabilities and stockholders’ equity	$2,900,431	$5,117,735

The accompanying notes are an integral part of these consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

	2009	2008

Revenues	$1,486,283	$1,896,746

Costs and expenses:
Cost of sales	1,081,071	1,355,862
Research and development	—	3,823
Selling, general and administrative	1,112,699	1,179,976

Total operating expenses	2,193,770	2,539,661

Operating loss	(707,487)	(642,915)

Interest and financing costs, net	43,167	88,315
Change in fair value of investment in Ivivi	(10,660,000)	—
Equity in net loss of Ivivi	—	(2,339,716)
Income taxes (credit)	2,425,188	—

Net loss	$(8,899,132)	$(2,894,316)

Net loss per share, basic and diluted	$(0.16)	$(0.05)

Weighted average shares outstanding	53,939,537	53,939,537

The accompanying notes are an integral part of these consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

			Additional Paid-in Capital	Accumulated Deficit	Total
	Common Stock
	Shares	Amount

Balance, March 31, 2007	53,882,037	$26,941	$30,297,955	$(24,735,114)	$5,589,782

Adjustment to reflect equity raise of equity method investment	—	—	1,319,094	—	1,319,094

Adjustment to reflect increase in investee paid in capital	—	—	536,577	—	536,577

Prior period correction	57,500	29	(29)	—	—

Net loss	—	—	—	(2,894,316)	(2,894,316)

Balance, March 31, 2008	53,939,537	26,970	32,153,597	(27,629,430)	4,551,137
Adjustment to adopt FAS 159:
Ivivi investment adjustment	—	—	—	9,220,482	9,220,482
Deferred tax credit adjustment	—	—	—	(2,425,188)	(2,425,188)
Net Loss	—	—	—	(8,899,132)	(8,899,132)

Balance at March 31, 2009	53,939,537	$26,970	$32,153,597	$(29,733,268)	$2,447,299

The accompanying notes are an integral part of these consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2009 AND 2008

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,899,132)	$(2,894,316)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	38,218	19,253
Bad debt expense	2,414	—
Write-downs of intangible assets	—	57,094
Loss from equity investment	10,660,000	2,339,716
Deferred Tax Benefit	(2,425,188)
Interest accrued on officer loan	—	(1,366)
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(6,278)	(11,672)
Receivable from affiliate	(6,977)	36,657
Inventory	201,210	(260,729)
Prepaid expenses and other current assets	41,844	(48,601)
Other assets	—	(2,655)
Increase (decrease) in:
Accounts payable and accrued expenses	(151,188)	108,545
Customer deposit – affiliate	(140,803)	241,828

Net cash used in operating activities	(685,880)	(416,246)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquired intangible assets	(212,491)	—
Purchases of property and equipment	(14,888)	(29,705)
Deposit - restricted cash	(226,580)	—
Collections of advances to related party	26,300	20,000

Net cash used in investing activities	(427,659)	(9,705)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net	200,000	—
Repayments of notes payable	(3,000)	—

Net cash provided by financing activities	197,000	—

Net (decrease) in cash	(916,539)	(425,951)

Cash and cash equivalents, beginning of period	2,072,325	2,498,276

Cash and cash equivalents, end of period	$1,155,786	$2,072,325

Cash paid for:

Income taxes	$1,810	$4,060

Non cash disclosure:
The company financed insurance premiums during the period. Increase in prepaid insurance and accounts payable.	$18,475	—

The accompanying notes are an integral part of these consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009 AND 2008

NOTE 1 - ORGANIZATIONAL MATTERS

ADM Tronics Unlimited, Inc. (“we”, “us”, “the company” or “ADM”), was incorporated under the laws of the state of Delaware on November 24, 1969. We are authorized under our Certificate of Incorporation to issue 150,000,000 common shares, with $.0005 par value, and 5,000,000 preferred shares with $.01 par value.

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

Our chemical product line is principally comprised of water-based chemical products used in the food packaging and converting industries. These products are sold to customers located in the United States, Australia, Asia and Europe. Electronics equipment is manufactured in accordance with customer specifications on a contract basis. Our electronic device product line consists principally of proprietary devices used in the treatment of joint pain and tinnitus. These devices are FDA cleared medical devices. These products are sold to customers located principally in the United States.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements include the accounts of ADM Tronics Unlimited, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management include expected economic life and value of our medical devices, deferred tax assets, option and warrant expenses related to compensation to employees and allowance for doubtful accounts. Actual results could differ from those estimates.

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

CASH AND EQUIVALENTS

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses to date as a result of this policy.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable represent uncollateralized customer obligations due under normal trade terms generally requiring payment within 30 days from the invoice date. Follow-up calls and correspondence is made if unpaid accounts receivable go beyond the invoice due date. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice.

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The carrying amounts of accounts receivable is reduced by a valuation allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed the due date and estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to expenses and a credit to a valuation allowance, based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

REVENUE RECOGNITION

CHEMICAL PRODUCTS:

Revenues are recognized when products are shipped to end users. Shipments to distributors are recognized as sales where no right of return exists.

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser. Revenue from the sale of the electronics we manufacture for Ivivi is recognized upon completion of the manufacturing process. We offer a limited 90 day warranty on our electronics products and a limited 5 year warranty on our electronic controllers for spas and hot tubs. We have no other post shipment obligations and sales returns have been immaterial Shipping and handling charges and costs are immaterial.

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

LONG-LIVED ASSETS

We follow SFAS No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets”, which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed at least annually for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the years ended March 31, 2009 and 2008, no impairment loss was recognized.

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to approximately $24,000 and $32,000 for the years ended March 31, 2009 and 2008, respectively.

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

NET LOSS PER SHARE

We use SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

Per share basic and diluted net loss amounted to $0.16 for the year ended March 31, 2009 and $0.05 for the year ended March 31, 2008. The assumed exercise of common stock equivalents was not utilized for the years ended March 31, 2008 and 2007 since the effect would be anti-dilutive. There were 11,626,854 common stock equivalents at March 31, 2009 and March 31, 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133”. This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008. SFAS 161 will be effective for the Company on April 1, 2009. We do not expect the adoption of SFAS No. 161 to have a material impact on our financial statements.

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

NOTE 3 - INVENTORY

Inventory as of March 31, 2009 and 2008, consists of the following:

March 31, 2009:

	Current	Long Term	Total
Raw materials	$232,851	$33,109	$265,960
Finished goods	69,959	10,689	80,648
	$302,810	$43,798	$346,608

March 31, 2008:

	Current	Long Term	Total
Raw materials	$361,897	$39,186	$401,083
Finished goods	107,506	39,230	146,736
	$469,403	$78,416	$547,819

NOTE 4 - INVESTMENT IN IVIVI AND RELATED CAPITAL TRANSACTIONS

Our former majority owned subsidiary, Ivivi Technologies, Inc. (“Ivivi”), filed a Registration Statement with the Securities and Exchange Commission (“SEC”) for the initial public offering of a portion of its common stock. The Registration Statement was declared effective by the SEC on October 18, 2006. As a result of the consummation of Ivivi’s initial public offering, we no longer owned a majority of the outstanding common stock of Ivivi. Since October 18, 2006, we could exert significant influence based upon the percentage of Ivivi’s stock we owned. As a result, our investment in Ivivi was reported during the period from October 18, 2006 until March 31, 2008 under the equity method of accounting, whereby we recognized our share of Ivivi’s earnings or losses as they are incurred. Effective April 1, 2008 (“the Adoption Date”), we have adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities” with respect to our investment in Ivivi, whereby we report our investment in Ivivi at fair value.

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

The fair value of our investment in Ivivi as of March 31, 2009 and 2008 was $715,000 and $11,050,000, respectively. Our common shares of Ivivi have not been registered with the SEC and are subject to restriction as a result of securities laws. Subsequent to the date of our financial statements, the fair value of our investment in Ivivi had substantially decreased and Ivivi’s ability to continue as a going concern is unknown.

The following table sets forth summarized results of operations of Ivivi for the years ended:

	March 31, 2009	March 31, 2008

Revenues, net	$1,458,962	$1,606,441
Cost and Expenses, net	$9,141,938	$9,408,774
Interest Income	$95,103	$299,242
State tax benefit	$254,269	$—

Net loss	$(7,333,604)	$(7,503,091)

Current assets	$1,121,912	$7,414,088
Non-Current assets	$1,242,873	$1,340,743

Liabilities	$1,413,688	$1,440,601

Equity	$951,097	$7,314,230

NOTE 5 – INTANGIBLE ASSETS

Intangible assets consist of the following:

	Cost	Acc amortization	Net	FY 2009 expense	Estimated Life

Patents and Trademarks	$61,768	$56,142	$5,626	$4,096	15 Years
Non-compete agreement	50,000	4,167	45,833	4,167	7 Years
Controller Design	100,000	8,333	91,667	8,333	7 Years
Customer List	62,491	11,414	51,077	11,414	3 Years

NOTE 6 – FAIR VALUE MEASUREMENTS

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets/(liabilities) measured at fair value on a recurring basis at March 31, 2009:

	Level 1	Level 2	Level 3
Investment in Ivivi	$715,000	$—	$—

NOTE 7 - CONCENTRATIONS

During the year ended March 31, 2009, two customers accounted for 54% of our revenue. As of March 31, 2009 two customers accounted for 67% of our accounts receivable.

During the year ended March 31, 2008, five customers accounted for 77% of our revenue. As of March 31, 2008, three customers represented 66% of our accounts receivable.

NOTE 8 - SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Electronics	Total

Year ended March 31, 2009
Revenues from external customers	$768,491	$717,792	$1,486,283
Segment loss (operating loss)	(256,270)	(451,217)	(707,487)

Year ended March 31, 2008
Revenues from external customers	$859,137	$1,037,609	$1,896,746
Segment loss (operating loss)	(323,677)	(319,238)	(642,915)

Total assets at March 31, 2009	$1,459,121	$1,441,310	$2,900,431

NOTE 9 - PROPERTY AND EQUIPMENT

Our property and equipment as of March 31, 2009 and 2008 is as follows:

	2009	2008

Computer equipment	$13,366	$10,318
Machinery and equipment	70,934	62,843
Leasehold Improvements	3,750	—
	88,050	73,161

Accumulated depreciation	(28,082)	(17,873)

Property and equipment, net	$59,968	$55,288

Depreciation expense related to property and equipment amounted to $10,209 and $12,407 during the years ended March 31, 2009 and 2008, respectively.

NOTE 10 - INCOME TAXES

At March 31, 2009, the Company had federal and state net operating loss carryforwards, or “NOLs,” of approximately $5.9 million, which are due to expire through fiscal 2028. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Ultimate utilization/availability of such net operating losses and credits is dependent upon the Company’s ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs in accordance with the provisions of the Tax Reform Act of 1986.

Due to the uncertainty related to, among other things, the extent and timing of its future taxable income, the Company offset the deferred tax assets related to bad debts and NOL’s by an equivalent valuation allowance at March 31, 2009. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended March 31, 2009 and 2008 follows:

Significant components of deferred tax assets and liabilities are as follows:

	2009	2008

Deferred tax assets (liabilities):
Net operating loss carry forward	$2,369,000	$1,661,000
Unrealized gain on Investment in Ivivi	(286,000)	—
Bad debts	1,000	—

Deferred tax assets	2,084,000	1,661,000
Valuation allowance	(2,084,000)	(1,661,000)

Net deferred tax assets	$—	$—

The provision for income taxes at March 31, 2009 and 2008 differs from that amount using the statutory federal income tax rate as follows:

	2009	2008

Statutory federal income tax rate	(34)%	(34)%
State income taxes, net of federal taxes	(6)	(6)
Nondeductible items	40	26
Valuation allowance		14

Effective income tax rate	0%	0%

NOTE 11 - OPTIONS AND WARRANTS OUTSTANDING

ADM has an aggregate of 8,126,854 common stock purchase warrants outstanding as of March 31, 2009. The warrants have a weighted average exercise price of $0.33 per share, all were exercisable at March 31, 2009, and have a weighted average remaining life of .5 years at March 31, 2009.

No options were granted during the years ended March 31, 2009 and 2008. During the year ended March 31, 2007 ADM granted an aggregate of 3,500,000 stock options to employees and consultants. The options have an exercise price of $0.29, were fully vested at the date of grant and expire August 30, 2009. The options were valued at $351,529 using the Black Scholes option pricing model with the following assumptions: risk free interest rate of 4.9%, volatility of 85%, estimated life of 1.5 years and dividend rate of 0%. The options have a remaining life of .4 years at March 31, 2009.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2018. The company’s future minimum lease commitment at March 31, 2009 is $933,875.

Period	Per year
4/1/2009-3/31/2010	$95,906
4/1/2010-3/31/2011	$96,875
4/1/2011-3/31/2012	$96,875
4/1/2012-3/31/2013	$96,875
4/1/2013-3/31/2014	$102,688
4/1/2014-3/31/2015	$104,625
4/1/2015-3/31/2016	$104,625
4/1/2016-3/31/2017	$104,625
4/1/2017-3/31/2018	$104,625
4/1/2018-3/31/2019	$26,156
$933,875

Rent expense for all facilities for the years ended March 31, 2009 and 2008 was approximately $86,000 and $73,000, respectively.

NOTE 13 - LEGAL PROCEEDINGS

We are involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. There are no pending material legal proceedings or environmental investigations to which we are a party or to which our property is subject.

NOTE 14 - RELATED PARTY TRANSACTIONS

ADVANCES TO RELATED PARTIES

At March 31, 2009, ADM has advances to an officer aggregating $9,552. The advances bear interest at the rate of 3% per year. Interest accrued for the years ended March 31, 2009 and 2008 was $652 and $1,353 respectively. Total accrued interest at March 31, 2009 was $38,447.

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

During the year ended March 31, 2009 Ivivi had approximately $69,000 in management services provided to it by ADM pursuant to the management services agreement. Ivivi had approximately $198,000 in management services provided to it by ADM pursuant to the management services agreement during the year ended March 31, 2008.

INFORMATION TECHNOLOGY SERVICE AGREEMENT

ADM entered into an information technology (“IT”) service agreement with Ivivi, in which Ivivi, in conjunction with its outside IT professionals, will service ADM’s IT needs on an as needed basis. Ivivi will invoice ADM monthly for any time it spends in providing such services to ADM. The rate that Ivivi will charge ADM will be determined at date of Invoice. Such invoices that Ivivi issues ADM, with respect to such services, will be due within 30 days. IT services include, but are not limited to: Computer hardware and software related issues, network administration, e-mail hosting and administration, telephone and cabling installations and maintenance. There have been no charges to date.

MANUFACTURING AGREEMENT

ADM and Ivivi are parties to a manufacturing agreement, dated as of August 15, 2001, and as amended in February, 2005. Under the terms of the agreement, ADM has agreed to serve as the exclusive manufacturer of all current and future medical and nonmedical electronic and other devices or products to be sold or rented by Ivivi. For each product that ADM manufactures, Ivivi pays ADM an amount equal to 120% of the sum of (i) the actual, invoiced cost for raw materials, parts, components or other physical items that are used in the manufacture of the product and actually purchased for such entity by ADM, if any, plus (ii) a labor charge based on ADM’s standard hourly manufacturing labor rate, which ADM believes is more favorable than could be attained from unaffiliated third parties. Under the terms of the agreement, if ADM is unable to perform its obligations to Ivivi under the manufacturing agreement or is otherwise in breach of any provision of the manufacturing agreement, Ivivi has the right, without penalty, to engage third parties to manufacture some or all of its products. In addition, if Ivivi elects to utilize a third-party manufacturer to supplement the manufacturing being completed by ADM, Ivivi has the right to require ADM to accept delivery of its products from these third-party manufacturers, finalize the manufacture of the products to the extent necessary and ensure that the design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process have been met.

Pursuant to the manufacturing agreement, sales of finished goods to Ivivi during the year ended March 31, 2009 were approximately $547,000. Sales and manufacturing charges for the year ended March 31, 2008 were approximately $907,000.

Our activity with Ivivi is summarized as follows:

	2009	2008
Due (to) from Ivivi, beginning of period	$(241,828)	$36,657

Advances from Ivivi	(159,448)	(535,433)
Ivivi purchases from ADM	546,874	901,845
Charges from Ivivi	(9,617)	—
Charges to Ivivi	68,934	203,229
Payments from Ivivi	(315,556)	(848,126)
Payments to Ivivi	9,616	—

Due (to) Ivivi, end of period	$(101,025)	$(241,828)

At March 31, 2009 ADM had a receivable balance of $6,977 from Ivivi

CUSTOMER DEPOSITS – AFFILIATE

ADM is holding deposits of $101,025 from Ivivi for purchase orders Ivivi has placed with the Company. Should ADM not fulfill these purchase orders, the materials held by ADM will be transferred to Ivivi.

NOTE 15 – ACQUISITIONS

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

NOTE 16 – NOTE PAYABLE, BANK

On August 21, 2008, the Company entered into a note payable with a commercial bank in the amount of $200,000. This note bears interest at a rate of 2.98% and is secured by cash on deposit with the institution, which is classified as restricted cash. Amounts outstanding under the note are payable on demand, and interest is payable monthly.

NOTE 17 - SUBSEQUENT EVENTS

On June 4, 2009 the Company invested in Wellington Scientific, LLC (“Wellington”) which has rights to an electronic uroflowmetry diagnostic medical device technology. These products are currently distributed in South Africa, but are not compliant with US FDA requirements for distribution in the US. The Company intends to modify the design of these products for compliance with FDA standards and create the required documentation for distribution of these products in the US. The Company will invest a total of $50,000, with $10,000 already provided in cash, and $40,000 in services to Wellington. Wellington issued a convertible note to the Company for a principal amount of $50,000 with an interest rate of 10%. The Company shall be the exclusive manufacturer of these products for Wellington and shall receive a percentage of future sales, if any.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

As of the end of the period covered by this annual Report on Form 10-K, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based on that evaluation as of March 31, 2009, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

MANAGEMENT’S REPORT ON INTERNAL COTNROL OVER FINANCIAL REPORTING

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting as of March 31, 2009, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.

Based on its assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2009.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter of the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the names, positions and ages of the Company’s executive officers and directors. All of the Company’s directors serve until the next annual meeting of stockholders or until their successors are elected and qualify. Officers are elected by the board of directors and their terms of offices are, except to the extent governed by employment contracts, at the discretion of the board of directors.

Name	Age	Position

Andre’ DiMino	53	President, Chief Executive Officer, Chief Financial Officer and Director

Vincent DiMino	83	Director

David Saloff	56	Director

Andre’ DiMino has served as President of the Company since December 2001 and a director and chief Financial Officer of the Company since 1987. Prior thereto, Mr. DiMino served as Executive Vice President and Chief Operating Officer since 1991 and Secretary and Treasurer of the Company since 1978. Mr. DiMino also served as the Technical Director of ADM Tronics from 1982 to 1991. Mr. DiMino currently serves as Vice Chairman, Executive Vice President and Chief Technology officer of Ivivi, a publicly traded company. He also served as Vice Chairman and Co-Chief Executive Officer of Ivivi from October 2006 to August 2008, and as Chairman and Chief Financial Officer from January 2004 until October 2006 and served as President of Ivivi from 1989 to January 2004.

Vincent DiMino served as Vice President of Production of the Company from 1969 to 2008 and as a director of the Company since August 1987.

David Saloff has served as a director of the Company since 2001. From 1999 to 2003, Mr. Saloff served as President of Lifewaves International Inc., a health and wellness start-up company. Prior thereto Mr. Saloff served as Vice President of Electropharmacology, Inc., from which Ivivi acquired the SofPulse technology referred to elsewhere herein. Mr. Saloff currently serves as Executive Vice President of Ivivi Technologies, Inc. and also served as President and Co-Chief Executive Officer from 2004 until August 2008 and has served as a director of Ivivi since 2004.

The terms of office of each of the directors and officers expire upon the election of their respective successors.

Vincent DiMino is Andre’ DiMino’s uncle. There is no other family relationship between any of the Company’s directors or executive officers.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

Because of the Company’s ongoing efforts to engage qualified board members, the Company does not have a separately designated audit committee or compensation committee at this time. Accordingly, the Company’s Board of Directors also has determined that the Company does not have an audit committee financial expert. The Company continues to seek new board members in order to appoint a separately designated audit committee. The functions which would be performed by an audit committee are performed by the Board of Directors as a whole.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act, and the rules and regulations of the Securities and Exchange Commission promulgated there under, requires the Company’s directors, executive officers and persons who own beneficially more than 10% of the Company’s common stock to file reports of ownership and changes in ownership of such stock with the Securities and Exchange Commission. Based solely upon a review of such reports, the Company believes that all of its directors, executive officers and 10% stockholders complied with all applicable Section 16(a) filing requirements during the Company’s last fiscal year.

CODE OF ETHICS

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of such Code of Ethics has been filed as Exhibit 14.1 to the Annual Report on Form 10-K for the fiscal year ended March 31, 2005.

ITEM 11.	EXECUTIVE COMPENSATION

The following table provides certain summary information for the fiscal years ended March 31, 2009 and 2008 concerning compensation paid, or accrued, by ADM to, or on behalf of, ADM’s President, Chief Executive Officer and Chief Financial Officer (the “Named Officer”). Other than ADM’s President and Chief Executive Officer, the Company does not have any executive officers of the Company whose total annual salary and bonus exceeded $100,000 during the fiscal year ended March 31, 2009.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Andre DiMino	2009	142,200	—	—	—	142,200
Chief Executive Officer	2008	136,760	—	—	—	136,760

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Estimated Per Share Market Value at Grant Date if Greater than Exercise Price ($)	Option Expiration Date

Andre DiMino	1,300,000	—	—	0.29	N/A	8/30/2011

DIRECTORS’ COMPENSATION

The Company does not pay fees to its directors, nor does it reimburse its directors for expenses incurred.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding ownership of shares of Company’s common stock, as of July 10, 2009, by (i) each person known to ADM to be the owner of 5% or more of ADM’s common stock (ii) each director and director nominee of ADM, (iii) each Named Officer, and (iv) all directors and officers of ADM as a group. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of the Company’s common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of any shares of Common Stock over which he or she has or shares, directly or indirectly, voting or investment power; or of which he or she has the right to acquire beneficial ownership at any time within 60 days after July 10, 2007. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. Common Stock beneficially owned and percentage ownership is based on 53,939,537 shares of Common Stock outstanding as of July 10, 2009.

Name and Address	Number of Shares Beneficially Owned		Percentage

Andre’ DiMino	19,880,883	(1)	35.8%
c/o ADM Tronics Unlimited, Inc.
224-S Pegasus Ave.
Northvale, NJ 07647

Vincent DiMino	7,187,928	(2)	13.2%
c/o ADM Tronics Unlimited, Inc.
224-S Pegasus Ave.
Northvale, NJ 07647

David Saloff	300,000	(3)	0.5%
c/o ADM Tronics Unlimited, Inc.
224-S Pegasus Ave.
Northvale, NJ 07647

Eugene Stricker	4,188,700	(4)	7.9%
c/o Fifth Avenue Venture Capital Partners
42 Barrett Road
Lawrence, NY 11559

All Executive Officers and Directors
as a group (three persons)	22,268,811	(5)	39.5%

(1) Includes 8,991,223 shares of the Company’s common stock directly owned by Andre DiMino; 1,700,000 shares of the Company’s common stock held by the Andre’ DiMino Irrevocable Trust, a Trustee and the beneficiary of which is Andre’ DiMino, who may be deemed to be a beneficial owner of such shares; 1,700,000 shares of the Company’s common stock held by the Maria Elena DiMino Trust, a Trustee of which is Andre’ DiMino, who may be deemed to be a beneficial owner of such shares by reason of his power to vote such shares; 1,700,000 shares of the Company’s common stock held by the Maurice DiMino Irrevocable Trust, a Trustee of which is Andre’ DiMino, who may be deemed to be a beneficial owner of such shares by reason of his power to vote such shares; 1,300,000 shares which may be acquired by Andre’ Dimino upon the exercise of options; 960 shares owned by Jenny DiMino, the spouse of Andre’ DiMino; 300,000 shares which may be acquired By Jenny DiMino upon the exercise of options; and 4,188,700 shares of the Company’s common stock held by Eugene Stricker, of which Andre’ DiMino may be deemed to be a beneficial owner by reason of his power to vote such shares pursuant to an agreement.

(2) Includes 1,287,928 shares of the Company’s common stock directly owned by Mr. Vincent DiMino, 300,000 shares of the Company’s common stock owned by the spouse of Vincent DiMino, as to which Mr. DiMino disclaims beneficial ownership; 500,000 shares which may be acquired by Vincent DiMino upon the exercise of options; and 5,100,000 shares of the Company’s common stock of which 1,700,000 shares are held by each of the Andre’ DiMino Irrevocable Trust, the Maria Elena DiMino Irrevocable Trust and the Maurice DiMino Irrevocable Trust, a Trustee of which is Vincent DiMino, who may be deemed to be a beneficial owner of the shares held by such trusts by reason of his power to vote such shares.

(3) Represents shares that may be acquired by David Saloff upon the exercise of options.

(4) Mr. Andre’ DiMino may be deemed to be a beneficial owner of such shares by reason of his power to vote such shares pursuant to an agreement. Reference is also made to Footnote No. 1.

(5) Reference is made to Footnote Nos. 1 and 2.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time prior to 2000, the Company has loaned funds to Andre’ Di Mino at an interest rate of 3% per annum. The largest aggregate amount of indebtedness, including interest, outstanding at any time since the beginning of the Company’s fiscal year ended March 31, 2003 was approximately $89,900 and the amount of principal and interest outstanding as of March 31, 2009 was approximately $48,000.

TRANSACTIONS WITH IVIVI

Andre’ DiMino, the Company’s President, Chief Executive Officer and Chief Financial Officer, owns approximately 1.7% of the outstanding common stock of Ivivi and serves as Vice Chairman and Executive Vice President and Chief Technical Officer of Ivivi. During fiscal 2009, ADM and Ivivi have engaged in the transactions set forth below:

AMOUNTS OWED TO/FROM THE COMPANY.

As of March 31, 2009, ADM was holding on deposit approximately $101,000 from Ivivi, for sales orders Ivivi placed with the Company. As of March 31, 2009, Ivivi owed approximately $7,000 to ADM in accounts receivable for sales the Company made to Ivivi pursuant to the manufacturing agreement.

MANAGEMENT SERVICES AGREEMENT

ADM entered into a management services agreement, dated as of August 15, 2001, with Ivivi, SMI and Pegasus under which the Company provides such entities with management services and allocates portions of its real property facilities for use by such entities for the conduct of their respective businesses. The management services provided by the Company under the management services agreement include managerial and administrative services, marketing and sales services, clerical and communication services, the maintenance of a checking account and the writing of checks, the maintenance of accounting records and other services in the ordinary course of business. The entities pay ADM for such services on a monthly basis pursuant to an allocation determined by ADM and such entities based on a portion of its applicable costs plus any invoices it receives from third parties specific to each such entity. ADM’s subsidiaries and Ivivi also use office, manufacturing and storage space in a building located in Northvale, New Jersey, currently leased by the Company, pursuant to the terms of the management services agreement. ADM determines the portion of space allocated to each entity on a monthly basis, and the subsidiaries and Ivivi are required to reimburse the Company for their respective portions of the lease costs, real property taxes and related costs.

Ivivi had approximately $69,000 and $198,000 in management services provided to it by ADM pursuant to the management services agreement during the fiscal years ended March 31, 2009 and 2008, respectively.

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

MANUFACTURING AGREEMENT

ADM, Ivivi and SMI are parties to a manufacturing agreement, dated as of August 15, 2001, and as amended in February, 2005. Under the terms of the agreement, the Company has agreed to serve as the exclusive manufacturer of all current and future medical and non-medical electronic and other devices or products to be sold or rented by the entities. For each product that ADM manufactures for each entity, the entity pays ADM an amount equal to 120% of the sum of (i) the actual, invoiced cost for raw materials, parts, components or other physical items that are used in the manufacture of the product and actually purchased for such entity by the Company, if any, plus (ii) a labor charge based on the Company’s standard hourly manufacturing labor rate, which the Company believes is more favorable than could be attained from unaffiliated third-parties. The Company generally purchases and provides ADM with all of the raw materials, parts and components necessary to manufacture the entities’ products. Under the terms of the agreement, if the Company is unable to perform its obligations to either entity under the manufacturing agreement or is otherwise in breach of any provision of the manufacturing agreement, such entity has the right, without penalty, to engage third parties to manufacture some or all of its products. In addition, if the entity elects to utilize a third-party manufacturer to supplement the manufacturing being completed by ADM, such entity has the right to require ADM to accept delivery of its products from these third-party manufacturers, finalize the manufacture of the products to the extent necessary and ensure that the design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process have been met. Reference is made to “Item 1. Description of Business--Manufacturers and Suppliers.”

Pursuant to the manufacturing agreement, sales of finished goods to Ivivi during the years ended March 31, 2009 and 2008 were approximately $547,000 and $907,000, respectively.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by Raich Ende Malter & Co. LLP (“Raich”) for the audit of the Company’s annual consolidated financial statements for the fiscal years ended March 31, 2009 and 2008, and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB for the fiscal years ended March 31, 2009 and 2008, were $71,445 and $90,158, respectively.

AUDIT-RELATED FEES

The aggregate fees billed for each of the fiscal years ended March 31, 2009 and 2008 for assurance and related services by Raich that are reasonably related to the performance of the audit or review of the Company’s financial statements were $1,183 and $1,038, respectively.

TAX FEES

The aggregate fees billed for each of the fiscal years ended March 31, 2009 and 2008 for professional services rendered by Raich for tax compliance were $12,500 and $4,263, respectively.

ALL OTHER FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2009 and March 31, 2008 for products and services provided by Raich were $0 and $0 respectively.

AUDIT COMMITTEE ADMINISTRATION OF THE ENGAGEMENT

The Company does not have an audit committee.

PART III, ITEM 15. EXHIBITS

Exhibit No.	Description

3.1
Certificate of Incorporation and amendments thereto filed on August 9, 1976 and May 15, 1978 is incorporated by reference to Exhibit 3(a) to the Company’s Registration Statement Form 10 (File No. 0-17629) (the “Form 10”).

3.2
Certificate of Amendment to Certificate of Incorporation filed December 9, 1996 is incorporated by reference to Exhibit 3(a) to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1997.

3.3	By-Laws are incorporated by reference to Exhibit 3(b) to the Form 10.
9.1
Trust Agreements of November 7, 1980 by and between Dr. Alfonso DiMino et al. are incorporated by reference to Exhibit 9 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1993.

10.1
Memorandum of Lease by and between the Company and Cresskill Industrial Park III dated as of August 26, 1993 is hereby incorporated by reference to Exhibit 10(a) to the Company’s Annual Report on Form 10-KSB for the fiscal year March 31, 1994.

10.5
Agreement of January 17, 2003 by and between the Company and Fifth Avenue Venture Capital Partners is hereby incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2003.

10.6
Amended and Restated Manufacturing Agreement, dated February 10, 2005, among the Company, Ivivi Technologies, Inc. and Sonotron Medical Systems, Inc. is incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005.

10.7
Management Services Agreement, dated August 15, 2001, among the Company, Ivivi Technologies, Inc., Sonotron Medical Systems, Inc. and Pegasus Laboratories, Inc., as amended is incorporated by reference to the Company’s Annual Report on Form 10-KSB form the fiscal year ended March 31, 2005.

10.15
Information Technology Services Agreement, dated February 1, 2008, by and between the Company and Ivivi Technologies, Inc. is incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2008.

14.1	Code of Ethics is incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005.
21.1	Subsidiaries of the Company.
31.1	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Audited financial statements of Ivivi Technologies, Inc. included pursuant to Rule 3-09.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of June, 2009.

ADM TRONICS UNLIMITED, INC.

By:	/s/ Andre’ DiMino
Andre’ Di Mino
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	Andre’ DiMino	Chief Executive Officer	July 14, 2009
	Andre’ DiMino	(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer) and Director

/s/	Vincent DiMino	Director	July 14, 2009
Vincent DiMino

/s/	David Saloff	Director	July 14, 2009
David Saloff