Form 10-Q
period 2009-06-30
ADM TRONICS UNLIMITED INC/DE
filed 2009-08-19
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Registrant’s Telephone Number, including area code: (201) 767-6040

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:           YES ☒ NO ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).           YES ☐ NO ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐ NO ☒

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:

53,939,537 shares of Common Stock, $.0005 par value, as of August 14, 2009

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009	March 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,049,098	$1,155,786
Accounts receivable, net of allowance for doubtful accounts of $2,500 and $2,500, respectively	159,072	105,134
Due from affiliates	33,368	6,977
Inventories	332,370	302,810
Prepaid expenses and other current assets	23,338	23,412
Restricted cash	227,142	226,580

Total current assets	1,824,388	1,820,699

Property and equipment, net of accumulated depreciation of $31,334 and $28,082, respectively	56,715	59,968
Inventory - long term portion	43,798	43,798
Investment in Ivivi - at Fair Market Value	—	715,000
Secured convertible note	10,000	—
Advances to related parties	48,070	47,999
Intangible assets, net of accumulated amortization of $91,776 and $80,055, respectively	182,483	194,204
Other assets	18,763	18,763

Total assets	$2,184,217	$2,900,431

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$191,199	$116,137
Note payable – bank	193,000	197,000
Accrued expenses and other current liabilities	41,436	38,970
Customer deposits – Ivivi	101,673	101,025
Due to affiliates	4,250	—

Total current liabilities	531,558	453,132

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding
Common stock, $.0005 par value; 150,000,000 shares authorized, 53,939,537 shares issued and outstanding at June 30, 2009 and March 31, 2009	26,970	26,970
Additional paid-in capital	32,153,597	32,153,597
Accumulated deficit	(30,527,908)	(29,733,268)

Total stockholders’ equity	1,652,659	2,447,299

Total liabilities and stockholders’ equity	$2,184,217	$2,900,431

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 and 2008
(Unaudited)

	2009	2008

Revenues	$335,925	$600,941

Costs and expenses:
Cost of sales	168,248	399,210
Research and development	5,108	—
Selling, general and administrative	244,048	288,668

Total operating expenses	417,404	687,878

Operating loss	(81,479)	(86,937)

Interest income, net	1,839	15,334

Change in fair value of investment in Ivivi	(715,000)	(5,297,500)

Income tax benefit	—	(2,147,576)

Net loss	($794,640)	($3,221,527)

Net loss per share, basic and diluted	($0.01)	($0.06)

Weighted average shares outstanding, basic and diluted	53,939,537	53,939,537

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2009 and 2008
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net Loss	($794,640)	($3,221,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	14,974	1,510
Net change in fair market value on investment in Ivivi	715,000	5,297,500
Deferred tax benefit	—	(2,147,576)
Changes in operating assets and liabilities:
(Increase) decrease in:
Inventory	(29,560)	48,170
Accounts receivable	(53,938)	40,334
Prepaid expenses	(5,126)	61,414
Due from affiliate	(26,391)	(10,235)
Increase (decrease) in:
Accounts payable and accrued expenses	82,728	(141,923)
Due to affiliate	4,250	—
Customer deposits - Ivivi	648	(87,035)

Net cash used in operating activities	(92,055)	(159,368)

Cash flows from investing activities:
Advances to related party	(71)	—
Payment made for secured convertible note	(10,000)	—
Deposit - restricted cash	(562)	—
Proceeds on sales of property and equipment	—	8,795

Net cash used in investing activities	(10,633)	8,795

Cash flows from financing activities:
Repayments on note payable - Bank	(4,000)	—

Net cash used in financing activities	(4,000)	—

Net decrease in cash	(106,688)	(150,573)

Cash at beginning of period	1,155,786	2,072,325

Cash at end of period	$1,049,098	$1,921,752

Cash paid for:
Interest	$1,950	—
Income taxes	$3,991	—

Non cash disclosure:

The Company financed insurance premiums during the period.
Increase in prepaid insurance and accounts payable	$5,200	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(Unaudited)

NOTE 1 - ORGANIZATIONAL MATTERS

ADM Tronics Unlimited, Inc. (“we”, “us”, the “Company” or “ADM”), was incorporated under the laws of the state of Delaware on November 24, 1969. We are authorized under our Certificate of Incorporation to issue 150,000,000 common shares, with $.0005 par value, and 5,000,000 preferred shares with $.01 par value.

The accompanying condensed consolidated financial statements as of June 30, 2009 (unaudited) and March 31, 2009 and for the three month periods ended June 30, 2009 and 2008 (unaudited) have been prepared by ADM pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-K. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. We believe that the disclosures provided are adequate to make the information presented not misleading. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and explanatory notes for the year ended March 31, 2009 as disclosed in our annual report on form 10-K for that year as filed with the SEC, as it may be amended. The results of the three months ended June 30, 2009 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending March 31, 2010.

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

Our chemical product line is principally comprised of water-based chemical products used in the food packaging and converting industries. These products are sold to customers located in the United States, Australia, Asia and Europe. Electronics equipment is manufactured in accordance with customer specifications on a contract basis. Our electronic device product line consists principally of proprietary devices used in the treatment of joint pain and tinnitus, and sales by Action, as described above. These devices are FDA cleared medical devices. These products are sold to customers located principally in the United States.

RECENT DEVELOPMENTS

During the three months ended June 30, 2009, we invested in Wellington Scientific, LLC (“Wellington”) which has rights to an electronic uroflowmetry diagnostic medical device technology. These products are currently distributed in South Africa, but are not compliant with US FDA requirements for distribution in the US. We intend to modify the design of these products for compliance with FDA standards and create the required documentation for distribution of these products in the US. We will invest a total of $50,000, with $10,000 already provided in cash, and $40,000 for future services to be provided to Wellington. As of June 30, 2009, no services have yet to be provided. On June 4, 2009, Wellington issued a secured convertible note to us for a principal amount of $50,000 with an interest rate of 10%. In addition, we shall be the exclusive manufacturer of these products for Wellington and shall receive a percentage of future sales, if any.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The unaudited condensed consolidated financial statements include the accounts of ADM Tronics Unlimited, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Significant estimates made by management include expected economic life and value of our medical devices, reserves, deferred tax assets, valuation allowance, impairment of long lived asset, fair value of equity instruments issued to consultants for services and fair value of equity instruments issued to others, option and warrant expenses related to compensation to employees and directors, consultants and investment banks, allowance for doubtful accounts, and warranty reserves. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

On April 1, 2008, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” And SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. Please refer to Note 4 for additional details. For certain of our financial instruments, including accounts receivable, inventories, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their relatively short maturities.

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

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser. Revenue from the sale of the electronics we manufacture for Ivivi is recognized upon completion of the manufacturing process and shipment of product. Shipping and handling charges and costs have been immaterial. We offer a limited 90 day warranty on our electronics products and a limited 5 year warranty on our electronic controllers for spas and hot tubs. We have no other post shipment obligations and sales returns have been immaterial

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to approximately $2,935 and $8,500 for the three months ended June 30, 2009 and 2008, respectively.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs consist of expenditures for the research and development of patents and technology, which are not capitalizable. Our research and development costs consist mainly of labor costs in developing new products.

WARRANTY LIABILITIES

We offer a limited 90 day warranty on our electronics products and a 5 year limited warranty on all of our electronic controllers for spas and hot tubs sold through Action. This product lines’ past experience has resulted in immaterial costs associated with warranty issues. Therefore, no warranty liabilities have yet been recorded.

RESTRICTED CASH

Restricted cash represents funds on deposit with a financial institution that secure the bank note payable, discussed in “Note 9 – Note Payable Bank”.

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

Per share basic and diluted net loss amounted to $0.01 and $0.06 for the three months ended June 30, 2009 and 2008, respectively. The assumed exercise of common stock equivalents was not utilized for the three month periods ended June 30, 2009 and 2008, since the effect would be anti-dilutive. There were 11,626,854 common stock equivalents at June 30, 2009 and 2008.

RECENT ACCOUNTING PRONOUNCEMENTS

On October 10, 2008, the FASB issued Staff Position (“FSP”) FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. This FSP clarifies the application of FASB Statement No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. We have completed our evaluation of the impact of the effect of the adoption of FSP FAS 157-3, and have determined it would have no impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. This standard establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquired entity and the goodwill acquired. This statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No.141R is effective for us for acquisitions made after April 1, 2009. The adoption of SFAS No. 141R has not had an impact on our condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This standard outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent. SFAS No. 160 was adopted April 1, 2009, and did not have an impact on our condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133”. This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008. SFAS 161 was adopted on April 1, 2009 and did not have an impact on our condensed consolidated financial statements.

SFAS 165. In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of and accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This SFAS was effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 had no impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, the Financial Accounting Standards Board (FASB) issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162,” (SFAS 168). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of SFAS 168 and the Codification does not change GAAP. SFAS 168 becomes effective for the Company for the period ending September 30, 2009. Management has determined that the adoption of SFAS 168 will not have an impact on its consolidated financial statements and will only present the challenge of disclosing the Company’s accounting positions in accordance with the Codification.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - INVENTORY

Inventory at June 30, 2009 (unaudited) consists of the following:

	Current	Long Term	Total
Raw materials	$261,493	$33,109	$294,602
Finished goods	70,877	10,689	81,566
	$332,370	$43,798	$376,168

Inventory at March 31, 2009 consists of the following:

	Current	Long Term	Total
Raw materials	$232,851	$33,109	$265,960
Finished goods	69,959	10,689	80,648
	$302,810	$43,798	$346,608

The Company values its inventories at the first in, first out (“FIFO”) method at the lower of cost or market.

NOTE 4 – FAIR VALUE MEASUREMENTS

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets measured at fair value on a recurring basis at March 31, 2009:

	Level 1	Level 2	Level 3
Investment in Ivivi	$617,500	$—	$—

During the quarter ended June 30, 2009, Management has determined the investment in Ivivi should be valued using both Level 1 and Level 2 inputs:

The following table presents assets measured at fair value on a recurring basis at June 30, 2009:

	Level 1	Level 2	Level 3	Total
Investment in Ivivi	$617,500	$(617,500)	$—	$0

During the three months ended June 30, 2009 the Company recorded a decrease in fair value of $715,000 with respect to our investment in Ivivi.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets are being amortized using the straight line method over periods ranging from 3-15 years with a weighted average remaining life of approximately 5.5 years.

	June 30, 2009			March 31, 2009
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$61,768	$(56,561)	$5,207	$61,768	$(56,142)	$5,626
Non-Compete Agreement	50,000	(11,905)	38,095	50,000	(4,167)	45,833
Controller Design	100,000	(5,951)	94,049	100,000	(8,332)	91,668
Customer List	62,491	(17,359)	45,132	62,491	(11,414)	51,077
	$274,259	$(91,776)	$182,483	$274,259	$(80,055)	$194,204

Amortization expense was $11,721 and $704 for the three months ended June 30, 2009 and 2008, respectively. Estimated aggregate future amortization expense related to intangible assets is as follows:

	2010	32,005
	2011	43,417
	2012	31,726
	2013	21,967
	2014	21,873
	Thereafter	31,495
		182,483

NOTE 6 - CONCENTRATIONS

During the three month period ended June 30, 2009, two customers accounted for 55% of our revenue, of which Ivivi accounted for 12%. As of June 30, 2009, one customer represented approximately 78% of our accounts receivable.

During the three month period ended June 30, 2008, Ivivi accounted for approximately 54% of our revenue. As of June 30, 2008, two customers represented approximately 62% of our accounts receivable.

NOTE 7 - SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Electronics	Total
Three months ended June 30, 2009
Revenues from external customers	$247,814	$88,111	$335,925
Segment operating loss	$(5,416)	$(76,063)	$(81,479)

Three months ended June 30, 2008
Revenues from external customers	$240,264	$360,677	$600,941
Segment operating loss	$(57,934)	$(29,003)	$(86,937)

Total assets at June 30, 2009	$1,398,800	$785,417	$2,184,217

Total assets at March 31, 2009	$1,459,121	$1,441,310	$2,900,431

NOTE 8 - RELATED PARTY TRANSACTIONS

ADVANCES TO RELATED PARTIES

As of June 30, 2009 and March 31, 2009, ADM was owed $9,552 and $9,552, respectively, from advances made to an officer. No advances have been made since 2000. The advances bear interest at the rate of 3% per year. Interest accrued for the three months ended June 30, 2009 and 2008 was $71 and $218, respectively. Total accrued interest at June 30, 2009 and March 31, 2009 was $38,518 and $38,447, respectively.

MANAGEMENT SERVICES AGREEMENT

ADM entered into a management services agreement with Ivivi, as of August 15, 2001, as amended, and currently, ADM allocates portions of its real property facilities for use by Ivivi for the conduct of its business. ADM and Ivivi use office, manufacturing and storage space in a building located in Northvale, New Jersey, currently leased by ADM. Pursuant to the terms of the management services agreement, ADM determines the portion of space allocated to Ivivi on a monthly basis, and Ivivi is required to reimburse ADM monthly for its portion of the lease costs, real property taxes and related costs plus any invoices it receives from third parties specific to Ivivi.

During the three months ended June 30, 2009 and June 30, 2008, Ivivi had approximately $10,855 and $31,400, respectively, in management services provided to it by ADM pursuant to the management services agreement.

INFORMATION TECHNOLOGY SERVICE AGREEMENT

ADM entered into an information technology (“IT”) service agreement with Ivivi on February 1, 2008, pursuant to which Ivivi, in conjunction with its outside IT professionals, will service ADM’s IT needs on an as needed basis. Ivivi will invoice ADM monthly for any time it spends in providing such services to ADM. The rate that Ivivi will charge ADM will be determined at date of invoice. Such invoices that Ivivi issues ADM, with respect to such services, will be due within 30 days. IT services include, but are not limited to: Computer hardware and software related issues, network administration, e-mail hosting and administration, telephone and cabling installations and maintenance. There were no charges under this agreement for the quarter ended June 30, 2009.

Effective August 1, 2009, we entered into an agreement with Ivivi to provide the following services which cancels our Management Services and Services agreements described above: Under the agreement:

●
we will provide Ivivi with engineering services, including quality control and quality assurance services along with regulatory compliance services warehouse fulfillment services and network administration services including hardware and software services;

●	we will be paid at the rate of $26,000 per month by Ivivi for these services; and the four full time engineers and three part time engineers currently employed by Ivivi will be terminated.

●	the services agreement may be cancelled by either party upon sixty days notice.

MANUFACTURING AGREEMENT

ADM and Ivivi are parties to a manufacturing agreement, dated as of August 15, 2001, and as amended in February, 2005. Under the terms of the agreement, ADM has agreed to serve as the exclusive manufacturer of all current and future medical and nonmedical electronic and other electronic devices or products to be sold or rented by Ivivi. For each product that ADM manufactures, Ivivi pays ADM an amount equal to 120% of the sum of (i) the actual, invoiced cost for raw materials, parts, components or other physical items that are used in the manufacture of the product and actually purchased for such entity by ADM, if any, plus (ii) a labor charge based on ADM’s standard hourly manufacturing labor rate, which ADM believes is more favorable than could be attained from unaffiliated third parties. Under the terms of the agreement, if ADM is unable to perform its obligations to Ivivi under the manufacturing agreement or is otherwise in breach of any provision of the manufacturing agreement, Ivivi has the right, without penalty, to engage third parties to manufacture some or all of its products. In addition, if Ivivi elects to utilize a third-party manufacturer to supplement the manufacturing being completed by ADM, Ivivi has the right to require ADM to accept delivery of its products from these third-party manufacturers, finalize the manufacture of the products to the extent necessary and ensure that the design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process have been met.

Pursuant to the manufacturing agreement, sales and manufacturing charges to Ivivi during the three months ended June 30, 2009 and June 30, 2008 were approximately $40,126 and $325,000, respectively.

Activity with Ivivi can be summarized as follows:

	2010	2009

Balance, beginning of period	$(104,320)	$(241,828)

Advances from Ivivi	—	(91,045)
Ivivi purchases from ADM	40,127	324,614
Administrative Charges from Ivivi	(4,250)	(607)
Overhead Charges to Ivivi	10,855	31,422
Payments from Ivivi	(18,263)	(167,721)
Payments to Ivivi	3,296

Due (to) Ivivi, end of period	$(72,555)	$(145,165)

NOTE 9 – NOTE PAYABLE, BANK

On August 21, 2008, the Company entered into a note payable with a commercial bank in the amount of $200,000. This note bears interest at a rate of 2.98% and is secured by cash on deposit with the institution, which is classified as restricted cash. Amounts outstanding under the note are payable on demand, and interest is payable monthly.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent Events have been evaluated through August 19, 2009, the date the financial statements were filed with the Securities and Exchange Commission (“SEC”).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words “may”, “expects”, “believes”, “anticipates”, “intends”, “forecasts”, “projects”, or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management’s current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-Q to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under “Item. 1 Description of Business – Risk Factors” and elsewhere in or incorporated by reference into our Annual Report on Form 10-K for the year ended March 31, 2009.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION:

CHEMICALS:
Revenues are recognized when products are shipped to end users. Shipments to distributors are recognized as sales where no right of return exists.

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser. Revenue from the sale of the electronics we manufacture for Ivivi is recognized upon completion of the manufacturing process and shipment of product. Shipping and handling charges and costs are immaterial. We offer a limited 5 year warranty on our spa/hot tub controller units. We have no other post shipment obligations and sales returns have been immaterial

USE OF ESTIMATES:

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including the expected economic life and value of our medical devices, options and warrant expenses related to compensation to employees and directors, consultants and investment banks, allowance for doubtful accounts, those related to reserves, deferred tax assets and valuation allowance, impairment of long-lived assets, fair value of equity instruments issued to consultants for services and fair value of equity instruments issued to others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above- described items, are reasonable.

BUSINESS OVERVIEW
ADM is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. During the three months ended June 30, 2009 and June 30, 2008, our operations were conducted through ADM itself and its subsidiaries, Action Industries Unlimited, LLC (formed August 20, 2008) (“Action”), Pegasus Laboratories, Inc. (“PLI”) and Sonotron Medical Systems, Inc (“SMS”). Our investment in Ivivi Technologies, Inc. (“Ivivi”) from October 18, 2006 to March 31, 2008 was reported under the equity method of accounting, whereby we recognized our share of Ivivi’s earnings or losses as they were incurred. Effective April 1, 2008, we adopted SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities” with respect to our investment in Ivivi, whereby we report our investment in Ivivi at fair value.

We are a technology-based developer and manufacturer of diversified lines of products in the following three areas: (1) environmentally safe chemical products for industrial use, (2) electronic products for numerous industries, including therapeutic non-invasive electronic medical devices and electronic controllers for spas and hot tubs, and (3) cosmetic and topical dermatological products. We have historically derived most of our revenues from the development, manufacture and sale of chemical products, and, to a lesser extent, from our electronics and topical dermatological products. Recently our contract manufacturing schedule for Ivivi’s electronics production has been completed and we have not received any material additional purchase orders from Ivivi to date. Our Electronics segment includes our Action and SMS subsidiaries, and our Chemical segment includes our PLI subsidiary.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009 AS COMPARED TO JUNE 30, 2008

REVENUES

Revenues were $335,925 for the three months ended June 30, 2009 as compared to $600,941 for the three months ended June 30, 2008, a decrease of $265,016, or 44%. The decrease mainly resulted from a decrease in sales of finished medical devices to Ivivi of approximately $295,300, which decrease we expect to continue, partially offset by increased sales to new and existing electronic customers from our electronic subsidiaries in the amount of $16,443, and a slight increase in sales to existing chemical customers in the amount of $7,750. Gross profit was $167,677, or 50%, for the three months ended June 30, 2009 and $201,731, or 34% for the three months ended June 30, 2008. Gross profit percentages increased 17% from sales of our electronic devices offset by a slight decrease on gross profit percentages from our chemical sales.

We are highly dependent upon certain customers to generate our revenues, including Ivivi. For the quarter ended June 30, 2009 two customers accounted for 55% of our revenue for which Ivivi accounted for 12% and for the fiscal year ended June 30, 2008 Ivivi accounted for approximately 54% of our revenue. The complete loss of, or significant reduction in business from, or a material adverse change in the financial condition of, any of such customers, including Ivivi, could cause a material and adverse change in our revenues and operating results. As reported by Ivivi in its filings with the SEC, Ivivi will need to raise additional capital or seek strategic alternatives in order to (i) repay its outstanding loan of $2.5 million which matures August 30, 2009 and (ii) continue its operations. In the event Ivivi is unable to meet its debt obligations, the lender will have the right to foreclose on the loan and, as a result, Ivivi may have to cease its operations.

OPERATING LOSS

Loss from operations for the three months ended June 30, 2009 was $81,479, compared to a loss from operations for the three months ended June 30, 2008 of $86,937. Selling, general and administrative expenses decreased by $44,620, or 15%, from $288,668 to $244,048, mainly due to decreased compensation and health insurance costs, decreased computer costs, decreased consulting fees and decreased commissions, offset by an increase in accounting fees and rent. Research and development expenses increased by $5,108, or 100%, from $0 to $5,108, as a result of new research and development activities during the first quarter of 2009.

NET LOSS AND NET LOSS PER SHARE

Net loss for the three months ended June 30, 2009 was $794,640, or $0.01 per share, compared to a net loss for the three months ended June 30, 2008 of $3,221,527, or $0.06 per share. With the adoption of SFAS No. 159 “The Fair Value Option for Financial Assets and Liabilities”, we recorded a decrease in fair value of $715,000 with respect to our investment in Ivivi, for the three months ended June 30, 2009. During the three months ended June 30, 2008, we recorded a decrease in fair value of $5,297,500 from our investment in Ivivi. Interest income decreased $13,495 to $1,839 in the three months ended June 30, 2009, from $15,334 in the three months ended June 30, 2008, due to decreased funds invested in a money market account.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2009, we had cash and equivalents of $1,049,098 as compared to $1,155,786 at March 31, 2009. The $106,688 decrease was primarily the result of our loss from operations during the three month period. Our cash will continue to be used for increased marketing costs, and the related administrative expenses, in order to attempt to increase our revenue. We expect to have enough cash to fund operations for the next twelve months. The market value of our investment in Ivivi at June 30, 2009 was $0. Our note payable of $193,000 at June 30, 2009, is secured and collateralized by restricted cash of $227,142. This note bears an interest rate of 2.98%.

OPERATING ACTIVITIES

Net cash used by operating activities was $92,055 for the three months ended June 30, 2009, as compared to net cash used by operating activities of $159,368 for the three months ended June 30, 2008. The use of cash during the three months ended June 30, 2009 was primarily due to a net loss of $794,640 and an increase in operating liabilities of $87,626, which was primarily offset by a change in the fair market value of our investment in Ivivi of $715,000 and an increase in net operating assets of $115,015.

Net cash used by operating activities was $159,368 for the three months ended June 30, 2008 as compared to net cash used by operating activities of $152,588 for the three months ended June 30, 2007. The use of cash during the three months ended June 30, 2008 was primarily due to a net loss of $3,221,527, recognition of a deferred tax benefit of $2,147,578 and a decrease in net operating liabilities of $228,958 which was primarily offset by a change in the fair market value of our investment in Ivivi of $5,297,500 and a decrease in net operating assets of $139,683.

INVESTING ACTIVITIES

For the three months ended June 30, 2009, net cash used by investing activities was $10,633. The primary use of cash was for an investment of $10,000 in Wellington Scientific LLC for the issuance of a secured convertible note with an interest rate of 10%.

For the three months ended June 30, 2008, net cash provided by investing activities was $8,795, which was received from an officer for repayment of advances made prior to 2000.

FINANCING ACTIVITIES

For the three months ended June 30, 2009, net cash used for financing activities was $4,000, which was used for repayment on a note from a commercial bank to facilitate our acquisition of Action Spas.

There was no such activity during the three months ended June 30, 2008.

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

The Company maintains cash and cash equivalents with well-capitalized FDIC insured financial institutions.

The Company’s sales are materially dependent on a small group of customers, as noted in Note 5 of our financial statements. We monitor our credit risk associated with the Company’s receivables on a routine basis. The Company also maintains credit controls for evaluating and granting customer credit.

ITEM 4. CONTROLS AND PROCEDURES

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based on that evaluation as of June 30, 2009, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective, as of the date of their evaluation, to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended March 31, 2009.

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

ADM TRONICS UNLIMITED, INC.
(Registrant)

	By:	/s/ Andre’ DiMino
Andre’ DiMino, Chief Executive
Officer and Chief Financial Officer

Dated: Northvale, New Jersey
August 19, 2009