Form 10-Q
period 2009-09-30
ADM TRONICS UNLIMITED INC/DE
filed 2009-11-18
CIK 849401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

[    ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

COMMISSION FILE NO. 0-17629

ADM TRONICS UNLIMITED, INC.

(Exact name of registrant as specified in its charter)

Delaware	22-1896032
(State or Other Jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification Number)

224-S Pegasus Ave., Northvale, New Jersey 07647
(Address of Principal Executive Offices)

Registrant’s Telephone Number, including area code: (201) 767-6040

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [    ] NO [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [    ] NO [X]

State the number of shares outstanding of each of the Issuer’s classes of common equity, as of the latest practicable date:

53,939,537 shares of Common Stock, $.0005 par value, as of November 17, 2009

ADM TRONICS UNLIMITED, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	March 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$958,973	$1,155,786
Accounts receivable, net of allowance for doubtful accounts of $3,726 and $2,500, respectively	109,722	105,134
Due from affiliates	8,276	6,977
Inventories	346,536	302,810
Prepaid expenses and other current assets	25,616	23,412
Restricted cash	227,711	226,580
Total current assets	1,676,834	1,820,699

Property and equipment, net of accumulated depreciation of $34,586 and $28,082, respectively	63,464	59,968
Inventory — long term portion	43,354	43,798
Investment in Ivivi — at Fair Market Value	—	715,000
Secured convertible note	31,440	—
Advances to related parties	48,142	47,999
Intangible assets, net of accumulated amortization of $102,732 and $80,055, respectively	216,973	194,204
Other assets	18,763	18,763
Total assets	$2,098,970	$2,900,431
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$188,968	$116,137
Note payable — bank	190,000	197,000
Note payable — other	17,400	—
Accrued expenses and other current liabilities	34,827	38,970
Customer deposits — Ivivi	109,586	101,025
Due to affiliates	2,964	—
Total current liabilities	543,745	453,132

Note payable — other, net of current maturities	19,700	—
Total liabilities	563,445	453,132

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding
Common stock, $.0005 par value; 150,000,000 shares authorized, 53,939,537 shares issued and outstanding at
September 30, 2009 and March 31, 2009	26,970	26,970
Additional paid-in capital	32,153,597	32,153,597
Accumulated deficit	(30,645,042)	(29,733,268)
Total stockholders’ equity	1,535,525	2,447,299

Total liabilities and stockholders’ equity	$2,098,970	$2,900,431

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2009 and 2008
(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30
	2009	2008	2009	2008
Revenues	$263,263	$389,589	$599,187	$990,530
Costs and expenses:
Cost of sales	162,927	258,269	331,175	657,480
Research and development	11,249	—	16,356	—
Selling, general and administrative	208,257	311,913	452,305	600,581
Total operating expenses	382,433	570,182	799,836	1,258,061
Operating loss	(119,170)	(180,593)	(200,649)	(267,531)
Interest income, net	2,036	13,307	3,875	28,641
Change in fair value of investment in Ivivi	—	(4,517,500)	(715,000)	(9,815,000)
Income tax benefit	—	(277,612)	—	(2,425,188)
Net loss	($117,134)	(4,407,174)	($911,774)	($7,628,702)
Net loss per share, basic and diluted	($0.00)	($0.08)	($0.02)	($0.14)
Weighted average shares outstanding, basic and diluted	53,939,537	53,939,537	53,939,537	53,939,537

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 and 2008
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net Loss	($911,774)	($7,628,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	29,181	8,535
Interest income	(326)	—
Net change in fair market value on investment in Ivivi	715,000	9,815,000
Deferred tax benefit	—	(2,425,188)
Changes in operating assets and liabilities:
(Increase) decrease in:
Inventory	(31,808)	97,531
Accounts receivable	(4,588)	17,523
Prepaid expenses	(11,876)	75,139
Due from affiliate	(1,299)	—
Increase (decrease) in:
Accounts payable and accrued expenses	78,360	(137,255)
Due to affiliate	2,964	—
Customer deposit — Ivivi	8,561	(133,131)
Net cash used in operating activities	(127,605)	(310,548)

Cash flows from investing activities:
Advances to related party	(143)	—
Collections of advances to related parties	—	8,644
Payment and services rendered for secured convertible note	(31,114)	—
Payment for asset acquisition	(29,820)	(212,491)
Deposit — restricted cash	(1,131)	(225,000)
Purchases of property and equipment	—	(14,888)
Net cash used in investing activities	(62,208)	(443,735)

Cash flows from financing activities:
Proceeds from note payable — Bank	—	200,000
Repayments on note payable — Bank	(7,000)	—
Net cash (used in)/provided by financing activities	(7,000)	200,000
Net decrease in cash	(196,813)	(554,283)
Cash at beginning of period	1,155,786	2,072,325
Cash at end of period	$958,973	$1,518,042

Cash paid for:
Interest	$3,394	667
Income taxes	$5,421	—

Non-cash disclosure:

The Company financed insurance premiums during the period.
Increase in prepaid insurance and accounts payable	$9,672	—
See Note 2 for a summary of non-cash investing activities.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(Unaudited)

NOTE 1 — ORGANIZATIONAL MATTERS

ADM Tronics Unlimited, Inc. (“we”, “us”, the “Company” or “ADM”), was incorporated under the laws of the state of Delaware on November 24, 1969. We are authorized under our Certificate of Incorporation to issue 150,000,000 common shares, with $.0005 par value, and 5,000,000 preferred shares with $.01 par value.

The accompanying condensed consolidated financial statements as of September 30, 2009 (unaudited) and March 31, 2009 and for the three and six month periods ended September 30, 2009 and 2008 (unaudited) have been prepared by ADM pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and explanatory notes for the year ended March 31, 2009 as disclosed in our annual report on form 10-K for that year as filed with the SEC, as it may be amended. The results of the three and six months ended September 30, 2009 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending March 31, 2010.

NATURE OF BUSINESS

We are a manufacturing and engineering concern whose principal lines of business are the production and sale of chemical products and the manufacture and sale of electronics. On August 27, 2008, we acquired all of the assets of Action Spas, a manufacturer of electronic controllers for spas and hot tubs, under our wholly owned subsidiary Action Industries Unlimited, LLC (“Action”). With this acquisition, our previous Medical segment was redefined as our Electronics segment, and the ongoing operations of Action are now reported under this segment.

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

RECENT DEVELOPMENTS

On July 17, 2009 we purchased the assets of Antistatic Industries of Delaware, Inc. a company involved in the research, development and manufacture of water-based and proprietary electrically conductive paints, coatings and other products and accessories which can be used by electronics, computer, pharmaceutical and chemical companies to prevent, reduce or eliminate static electricity. Joseph Kaye, founder and former President of Antistatic Industries, will consult with us and continue research and development of conductive and antistatic technologies and products. The purchase price for the assets was $66,920 of which $29,820 was paid during the quarter ended September 30, 2009 and the balance of $37,100 is payable over the next 23 months.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

On April 1, 2008, the Company adopted the accounting pronouncements with respect to fair value measurements. Please refer to Note 4 for additional details. For certain of our financial instruments, including accounts receivable, inventories, secured convertible note, accounts payable, accrued expenses, and notes payable — other, the carrying amounts approximate fair value due to their relatively short maturities.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to approximately $1,699 and $5,800 for the three months ended September 30, 2009 and 2008, respectively, and $4,634 and $14,300 for the six months ended September 30, 2009 and 2008, respectively.

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

RESTRICTED CASH

Restricted cash represents funds on deposit with a financial institution that secure the bank note payable, discussed in “Note 9 — Note Payable Bank”.

NET LOSS PER SHARE

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

Per share basic and diluted net loss amounted to $0.00 and $0.08 for the three months ended September 30, 2009 and 2008, respectively, and $0.02 and $0.14 for the six months ended September 30, 2009 and 2008. The assumed exercise of common stock equivalents was not utilized for the three month periods ended September 30, 2009 and 2008, since the effect would be anti-dilutive. There were 5,579,320 and 11,626,854 common stock equivalents at September 30, 2009 and 2008, respectively.

NON-CASH INVESTING ACTIVITY

Non-cash investing activity is excluded from the consolidated statement of cash flows. For the six months ended September 30, 2009, non-cash activites included the following:

Asset Acquisition of Antistatic Industries of Delaware, Inc.:
Fair Value of assets acquired	$66,920

Cash paid to Seller	$(26,920)
Cash paid to Seller under Note Payable	(2,900)
Note payable outstanding at September 30, 2009	(37,100)
$(66,920)

Six-months ended September 30, 2009 Asset Acquisitions
Details of Acquisition
Fair Value of assets acquired	$66,920
Note Payable balance at September 30, 2009	(37,100)
Total cash paid for acquisition	$29,820

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative non-governmental U.S. GAAP which was launched on July 1, 2009. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics. The Codification is now the single source of authoritative U.S. GAAP. All guidance included in the Codification is now considered authoritative, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Upon the Codification’s effective date, all non-grandfathered, non-SEC accounting literature not included in the Codification has become non-authoritative. The Codification’s effective date for interim and annual periods was September 15, 2009. The Codification is for disclosure only and has not impacted the Company’s financial condition or results of operations. The Company has adopted the Codification, and reflects such adoption throughout this filing.

Management does not believe that any other recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

NOTE 3 — INVENTORY

Inventory at September 30, 2009 (unaudited) consisted of the following:

	Current	Long Term	Total
Raw materials	$273,484	$32,664	$306,148
Finished goods	73,052	10,690	83,742
	$346,536	$43,354	$389,890

Inventory at March 31, 2009 consisted of the following:

	Current	Long Term	Total
Raw materials	$232,851	$33,109	$265,960
Finished goods	69,959	10,689	80,648
	$302,810	$43,798	$346,608

The Company values its inventories at the first in, first out (“FIFO”) method at the lower of cost or market.

NOTE 4 — FAIR VALUE MEASUREMENTS

Effective April 1, 2008, the Company adopted the accounting pronouncement with respect to fair value of financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. The adoption of the provisions related to financial assets and liabilities and other assets and liabilities that are carried at fair value on a recurring basis did not materially impact the Company’s consolidated financial position and results of operations.

The pronouncement defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The pronouncement also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The pronouncement describes three levels of inputs that may be used to measure fair value:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets measured at fair value on a recurring basis at March 31, 2009:

	Level 1	Level 2	Level 3
Investment in Ivivi	$715,000	$—	$—

During the quarter ended June 30, 2009, management has determined the investment in Ivivi should be valued using both Level 1 and Level 2 inputs:

The following table presents assets measured at fair value on a recurring basis at September 30, 2009:

	Level 1	Level 2	Level 3	Total
Investment in Ivivi	$715,000	$(715,000)	$—	$—

During the six months ended September 30, 2009, the Company recorded a decrease in fair value of $715,000 with respect to its investment in Ivivi.

NOTE 5 — INTANGIBLE ASSETS

Intangible assets are being amortized using the straight line method over periods ranging from 3-15 years with a weighted average remaining life of approximately 5.5 years.

	September 30, 2009			March 31, 2009
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$71,768	$(56,952)	$14,816	$61,768	$(56,142)	$5,626
Formulas	25,446	—	25,446	—	—	—
Non-Compete Agreement	50,000	(7,738)	42,262	50,000	(4,167)	45,833
Controller Design	100,000	(15,476)	84,524	100,000	(8,332)	91,668
Customer List	72,491	(22,566)	49,925	62,491	(11,414)	51,077
	$319,705	$(102,732)	$216,973	$274,259	$(80,055)	$194,204

Amortization expense was $22,677 and $4,824 for the six months ended September 30, 2009 and 2008, respectively. Estimated aggregate future amortization expense related to intangible assets is as follows:

2010	25,347
2011	49,246
2012	36,849
2013	25,728
2014	24,385
Thereafter	55,418
216,973

NOTE 6 — CONCENTRATIONS

During the three month period ended September 30, 2009, three customers accounted for 62% of our revenue. During such period, Ivivi accounted for 2% of our revenue. As of September 30, 2009, three customers represented approximately 70% of our accounts receivable.

During the three month period ended September 30, 2008, Ivivi accounted for approximately 49% of our revenue and one customer accounted for approximately 18% of our revenue. As of September 30, 2008, one customer represented approximately 63% of our accounts receivable.

During the six month period ended September 30, 2009, three customers accounted for 60% of our revenue. During such period, Ivivi accounted for 8% of our revenue. As of September 30, 2009, three customers represented approximately 70% of our accounts receivable.

During the six month period ended September 30, 2008, Ivivi accounted for approximately 53% of our revenue and one customer accounted for approximately 13% of our revenue. As of September 30, 2008, one customer represented approximately 63% of our accounts receivable.

NOTE 7 — SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Electronics	Total
Three months ended September 30, 2009
Revenues from external customers	$196,904	$66,359	$263,263
Segment operating loss	$(12,254)	$(106,916)	$(119,170)
Three months ended September 30, 2008
Revenues from external customers	$181,025	$208,504	$389,589
Segment operating loss	$(58,665)	$(121,928)	$(180,593)
Six months ended September 30, 2009
Revenues from external customers	$444,718	$154,469	$599,187
Segment operating loss	$(17,670)	$(182,979)	$(200,649)
Six months ended September 30, 2008
Revenues from external customers	$421,349	$569,181	$990,530
Segment operating loss	$(116,600)	$(150,931)	$(267,531)
Total assets at September 30, 2009	$1,305,142	$793,828	$2,098,970
Total assets at March 31, 2009	$1,459,121	$1,441,310	$2,900,431

NOTE 8 — RELATED PARTY TRANSACTIONS

ADVANCES TO RELATED PARTIES

As of September 30, 2009 and March 31, 2009, ADM was owed $9,552 and $9,552, respectively, from advances made to an officer. No advances have been made since 2000. The advances bear interest at the rate of 3% per year. Interest accrued for the six months ended September 30, 2009 and 2008 was $143 and $443, respectively. Total accrued interest at September 30, 2009 and March 31, 2009 was $38,590 and $38,447, respectively.

MANAGEMENT SERVICES AGREEMENT

In August 2001, ADM entered into a management services agreement, as amended, with Ivivi and currently ADM allocates portions of its real property facilities for use by Ivivi for the conduct of its business. ADM and Ivivi use office, manufacturing and storage space in a building located in Northvale, New Jersey, currently leased by ADM. Pursuant to the terms of the management services agreement, ADM determines the portion of space allocated to Ivivi on a monthly basis, and Ivivi is required to reimburse ADM monthly for its portion of the lease costs, real property taxes and related costs plus any invoices it receives from third parties specific to Ivivi.

During the three months ended September 30, 2009 and September 30, 2008, Ivivi had approximately $4,629 and $7,339, respectively, in management services provided to it by ADM pursuant to the management services agreement. During the six months ended September 30, 2009 and September 30, 2008, Ivivi had approximately $15,485 and $38,379, respectively, in management services provided to it by ADM pursuant to the management services agreement.

INFORMATION TECHNOLOGY SERVICE AGREEMENT

ADM entered into an information technology (“IT”) service agreement with Ivivi on February 1, 2008, pursuant to which Ivivi, in conjunction with its outside IT professionals, will service ADM’s IT needs on an as needed basis. Ivivi will invoice ADM monthly for any time it spends in providing such services to ADM. The rate that Ivivi will charge ADM will be determined at date of invoice. Such invoices that Ivivi issues ADM, with respect to such services, will be due within 30 days. IT services include, but are not limited to: Computer hardware and software related issues, network administration, e-mail hosting and administration, telephone and cabling installations and maintenance. There were no charges under this agreement for the six month period ended September 30, 2009.

Effective August 1, 2009, we entered into an agreement with Ivivi to provide the following services and canceled our management services and IT services agreements described above: Under the agreement:

•	we will provide Ivivi with engineering services, including quality control and quality assurance services along with regulatory compliance services warehouse fulfillment services and network administration services including hardware and software services;

•	we will be paid at the rate of $26,000 per month by Ivivi for these services; and the four full time engineers and three part time engineers currently employed by Ivivi will be terminated.

•	the services agreement may be cancelled by either party upon sixty days notice.

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

Pursuant to the manufacturing agreement, sales and manufacturing charges to Ivivi during the three and six months ended September 30, 2009 and September 30, 2008 were approximately $4,746 and $190,000, and $44,873 and $515,000, respectively.

Activity with Ivivi can be summarized as follows:

	2010	2009
Balance, beginning of period	$(104,320)	$(241,828)
Advances from Ivivi	(8,460)	(159,449)
Ivivi purchases from ADM	44,873	514,927
Charges from Ivivi	(7,214)	—
Charges to Ivivi	67,485	40,894
Payments from Ivivi	(104,183)	(263,241)
Payments to Ivivi	7,546	—
Due (to) Ivivi, end of period	$(104,273)	$(108,697)

NOTE 9 — NOTE PAYABLE, BANK

On August 21, 2008, the Company entered into a note payable with a commercial bank in the amount of $200,000. This note bears interest at a rate of 2.98% and is secured by cash on deposit with the institution, which is classified as restricted cash. Amounts outstanding under the note are payable on demand, and interest is payable monthly.

NOTE 10 — NOTE PAYABLE — OTHER

On July 17, 2009 we purchased the assets of Antistatic Industries of Delaware, Inc. a company involved in the research, development and manufacture of water-based and proprietary electrically conductive paints, coatings and other products and accessories. The purchase price for the assets was $66,920 of which $29,820 was paid during the quarter and the balance of $37,100 is a note payable over the next 23 months.

The fair value assigned to the acquired assets was as follows:

Inventory	$11,474
Equipment	10,000
Patents and trademarks	10,000
Formulas	25,446
Customer list	10,000
Total	$66,920

NOTE 11 — SUBSEQUENT EVENTS

Subsequent Events have been evaluated through November 17, 2009, the date the financial statements were filed with the Securities and Exchange Commission (“SEC”).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words “may”, “expects”, “believes”, “anticipates”, “intends”, “forecasts”, “projects”, or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management’s current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-Q to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under “Item. 1 Description of Business — Risk Factors” and elsewhere in or incorporated by reference into our Annual Report on Form 10-K for the year ended March 31, 2009.

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

BUSINESS OVERVIEW

ADM is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. During the six months ended September 30, 2009 and September 30, 2008, our operations were conducted through ADM itself and its subsidiaries, Action Industries Unlimited, LLC (formed August 20, 2008) (“Action”), Pegasus Laboratories, Inc. (“PLI”) and Sonotron Medical Systems, Inc (“SMS”). Our investment in Ivivi Technologies, Inc. (“Ivivi”) from October 18, 2006 to March 31, 2008 was reported under the equity method of accounting, whereby we recognized our share of Ivivi’s earnings or losses as they were incurred. Effective April 1, 2008, we adopted the accounting pronouncement with respect to fair value measurement for our investment in Ivivi, whereby we report our investment in Ivivi at fair value.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AS COMPARED TO SEPTEMBER 30, 2008

REVENUES

Revenues were $263,263 for the three months ended September 30, 2009 as compared to $389,589 for the three months ended September 30, 2008, a decrease of $126,326, or 32%. The decrease mainly resulted from a decrease in sales of finished medical devices to Ivivi of approximately $186,628, which decrease we expect to continue, partially offset by increased sales to new and existing electronic customers from our electronic subsidiaries in the amount of $44,335, and no significant change in total sales to existing chemical customers. Gross profit was $100,336, or 38%, for the three months ended September 30, 2009 and $131,610, or 34% for the three months ended September 30, 2008. Gross profit percentages decreased 46% from sales of our electronic devices offset by a slight increase of 5% on gross profit percentages from our chemical sales.

We are highly dependent upon certain customers to generate our revenues, including Ivivi. For the quarter ended September 30, 2009 three customers accounted for 62% of our revenue not including Ivivi which accounted for 2% and for the quarter ended September 30, 2008 Ivivi accounted for approximately 49% of our revenue. The loss of business from Ivivi has resulted in a material reduction in our revenue. In addition, the complete loss of, or significant reduction in business from, or a material adverse change in the financial condition of any other customers could cause a material and adverse change in our revenues and operating results. As reported by Ivivi in its filings with the SEC, Ivivi has entered into an asset purchase agreement whereby it expects to sell substantially all of its assets. As a result, we have not, and may not in the future, receive material purchase orders from Ivivi or the purchaser of its assets and we will need to seek new customers in order to increase our revenues.

OPERATING LOSS

Loss from operations for the three months ended September 30, 2009 was $119,170, decreased $61,423, or 34%, compared to a loss from operations for the three months ended September 30, 2008 of $180,593. Selling, general and administrative expenses decreased by $103,656, or 33%, from $311,913 to $208,257, mainly due to decreased compensation and health insurance costs, decreased computer costs, decreased consulting fees and decreased commissions, offset by an increase in depreciation. Research and development expenses increased by $11,249, or 100%, from $0 to $11,249, as a result of new research and development activities during the second quarter of 2009. Cost of sales decreased by $95,342, or 37% from $258,269 to $162,927, primarily as a result of the decrease in sales to Ivivi, offset by an increase in cost of sales due to the mix of products sold.

NET LOSS AND NET LOSS PER SHARE

Net loss for the three months ended September 30, 2009 was $117,134, or $0.00 per share, compared to a net loss for the three months ended September 30, 2008 of $4,407,174, or $0.08 per share. With the adoption of accounting pronouncements with respect to fair value measurement we recorded a decrease in fair value of $0 with respect to our investment in Ivivi for the three months ended September 30, 2009. The fair value was written down to $0 at June 30, 2009. During the three months ended September 30, 2008, we recorded a decrease in fair value of $4,517,500 from our investment in Ivivi. Interest income decreased $11,271 to $2,036 in the three months ended September 30, 2009, from $13,307 in the three months ended September 30, 2008, due to decreased funds invested in a money market account. We recognized an income tax benefit in the amount of $277,612 during the quarter ended September 30, 2008.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2009 AS COMPARED TO SEPTEMBER 30, 2008

REVENUES

Revenues were $599,187 for the six months ended September 30, 2009 as compared to $990,530 for the six months ended September 30, 2008, a decrease of $391,343, or 40%. The decrease mainly resulted from a decrease in sales of finished medical devices to Ivivi of approximately $481,929, which decrease we expect to continue, partially offset by increased sales to new and existing electronic customers from our electronic subsidiaries in the amount of $67,069, and an increase in sales to existing chemical customers in the amount of $23,225, which includes $16,251 in sales from our new Anti Static division. Gross profit was $268,013, or 45%, for the six months ended September 30, 2009 and $333,050, or 34% for the six months ended September 30, 2008. Gross profit percentages decreased 10% from sales of our electronic devices offset by a slight increase on gross profit percentages from our chemical sales.

We are highly dependent upon certain customers to generate our revenues, including Ivivi. For the six months ended September 30, 2009 three customers accounted for 60% of our revenue not including Ivivi which accounted for 8% and for the six months ended September 30, 2008 Ivivi accounted for approximately 53% of our revenue. The loss of business from Ivivi has resulted in a material reduction in our revenue. In addition, the complete loss of, or significant reduction in business from, or a material adverse change in the financial condition of, any other customers, could cause a material and adverse change in our revenues and operating results. As reported by Ivivi in its filings with the SEC, Ivivi has entered into an asset purchase agreement whereby it expects to sell substantially all of its assets. As a result, we have not, and may not in the future, receive material purchase orders from Ivivi or the purchaser of its assets and we will need to seek new customers in order to increase our revenues.

OPERATING LOSS

Loss from operations for the six months ended September 30, 2009 was $200,649, compared to a loss from operations for the six months ended September 30, 2008 of $267,531. Selling, general and administrative expenses decreased by $148,276, or 33%, from $600,581 to $452,305, mainly due to decreased compensation and health insurance costs, decreased computer costs, decreased consulting fees, decreased commissions and decreased advertising costs offset by an increase in depreciation, accounting fees, insurance and slight increase in rent. Research and development expenses increased by $16,356, or 100%, from $0 to $16,356, as a result of new research and development activities during the six months ended September 30, 2009. Cost of sales decreased by $326,305, or 50%, from $657,480 to $331,175, primarily as a result of the decrease in sales to Ivivi, offset by an increase in cost of sales due to the mix of products sold.

NET LOSS AND NET LOSS PER SHARE

Net loss for the six months ended September 30, 2009 was $911,774, or $0.02 per share, compared to a net loss for the six months ended September 30, 2008 of $7,628,702, or $0.14 per share. With the adoption accounting pronouncements with respect to fair value measurement, we recorded a decrease in fair value of $715,000 with respect to our investment in Ivivi for the six months ended September 30, 2009. During the six months ended September 30, 2008, we recorded a decrease in fair value of $9,815,000 from our investment in Ivivi. Interest income decreased $24,766 to $3,875 in the six months ended September 30, 2009, from $28,641 in the six months ended September 30, 2008, due to decreased funds invested in a money market account. We recognized an income tax benefit in the amount of $2,425,188 during the six months ended September 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2009, we had cash and equivalents of $958,973 as compared to $1,155,786 at March 31, 2009. The $196,813 decrease was primarily the result of our loss from operations during the six month period. Our cash will continue to be used for increased marketing costs, and the related administrative expenses, in order to attempt to increase our revenue. We expect to have enough cash to fund operations for the next twelve months. The market value of our investment in Ivivi at September 30, 2009 was $0. Our note payable of $190,000 at September 30, 2009, is secured and collateralized by restricted cash of $227,711. This note bears an interest rate of 2.98%.

On July 17, 2009 we purchased the assets of Antistatic Industries of Delaware, Inc. a company involved in the research, development and manufacture of water-based and proprietary electrically conductive paints, coatings and other products and accessories. The purchase price for the assets was $66,920 of which $29,820 was paid during the quarter and the balance of $37,100 is a note payable over the next 23 months.

OPERATING ACTIVITIES

Net cash used by operating activities was $127,605 for the six months ended September 30, 2009, as compared to net cash used by operating activities of $310,548 for the six months ended September 30, 2008. The use of cash during the six months ended September 30, 2009 was primarily due to a net loss of $911,774 and an increase in operating liabilities of $89,885, which was primarily offset by a change in the fair market value of our investment in Ivivi of $715,000 and an increase in net operating assets of $49,571.

Net cash used by operating activities was $310,548 for the six months ended September 30, 2008. The use of cash during the six months ended September 30, 2008 was primarily due to a net loss of $7,628,702, recognition of a deferred tax benefit of $2,425,188 and decreases in operating liabilities of $270,387 which was primarily offset by a change in the fair market value of our investment in Ivivi of $9,815,000 and a decrease in net operating assets of $190,193.

INVESTING ACTIVITIES

For the six months ended September 30, 2009, net cash used by investing activities was $62,208. The primary use of cash was for an investment in cash and services rendered of $31,114 in Wellington Scientific LLC for the issuance of a secured convertible note with an interest rate of 10%. In addition we made payments in the amount of $29,820, towards a total purchase price of $66,920 related to the asset purchase agreement with AntiStatic Industries, whereby we acquired intangible assets of $45,446, machinery and equipment of $10,000 and inventory in the amount of $11,474.

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

FINANCING ACTIVITIES

For the six months ended September 30, 2009, net cash used for financing activities was $7,000, which was used for repayment on a note from a commercial bank to facilitate our acquisition of Action Spas.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and our investment in Ivivi. We have no control over the market value of our investment in Ivivi.

We maintain cash and cash equivalents with FDIC insured financial institutions.

Our sales are materially dependent on a small group of customers, as noted in Note 6 of our financial statements. We monitor our credit risk associated with our receivables on a routine basis. We also maintain credit controls for evaluating and granting customer credit.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d — 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based on that evaluation as of September 30, 2009, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective, as of the date of their evaluation, to ensure that the information required to be disclosed by us in the reports that we file or submit, under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING.

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarters to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ADM TRONICS UNLIMITED, INC.
(Registrant)

By: /s/ Andre’ DiMino Andre’ DiMino, Chief Executive Officer and Chief Financial Officer

Dated:	Northvale, New Jersey November 17, 2009