Form 10-Q
period 2009-12-31
ADM TRONICS UNLIMITED INC/DE
filed 2010-02-16
CIK 849401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

OR

☐ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

COMMISSION FILE NO. 0-17629

ADM TRONICS UNLIMITED, INC.
 (Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or organization)	22-1896032 (I.R.S. Employer Identification Number)

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

53,939,537 shares of Common Stock, $.0005 par value, as of February 12, 2010.

ADM TRONICS UNLIMITED, INC.

INDEX

		Page Number

	PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

Condensed Consolidated Balance Sheets – December 31, 2009
(unaudited) and March 31, 2009		3

Condensed Consolidated Statements of Operations – For the
three and nine months ended December 31, 2009 and 2008 (unaudited)		4

Condensed Consolidated Statements of Cash Flows – For the
nine months ended December 31, 2009 and 2008 (unaudited)		5

Notes to Condensed Consolidated Financial Statements
(unaudited)		6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17

ITEM 4.	CONTROLS AND PROCEDURES	17

	PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	18

ITEM 1A.	RISK FACTORS	18

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	18

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	18

ITEM 5.	OTHER INFORMATION	18

ITEM 6.	EXHIBITS	18

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2009	March 31, 2009
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$827,184	$1,155,786
Accounts receivable, net of allowance for doubtful
accounts of $3,726 and $2,500, respectively	52,451	105,134
Due from affiliates	350	6,977
Inventories	278,092	302,810
Prepaid expenses and other current assets	18,273	23,412
Restricted cash	228,282	226,580

Total current assets	1,404,632	1,820,699

Property and equipment, net of accumulated depreciation
of $38,374 and $28,082, respectively	59,675	59,968
Inventory - long term portion	42,634	43,798
Investment in Ivivi - at Fair Market Value	-	715,000
Secured convertible note	51,073	-
Advances to related parties	48,214	47,999
Intangible assets, net of accumulated amortization
of $116,172 and $80,055, respectively	203,533	194,204
Other assets	18,763	18,763

Total assets	$1,828,524	$2,900,431

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$135,769	$116,137
Note payable – bank	187,000	197,000
Note payable - other	17,400	-
Accrued expenses and other current liabilities	32,490	38,970
Customer deposits – Ivivi	14,743	101,025

Total current liabilities	387,402	453,132

Note payable - other, net of current maturities	15,350	-

Total liabilities	402,752	453,132

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding
Common stock, $.0005 par value; 150,000,000 shares
authorized, 53,939,537 shares issued and outstanding at
December 31, 2009 and March 31, 2009	26,970	26,970
Additional paid-in capital	32,153,597	32,153,597
Accumulated deficit	(30,754,795)	(29,733,268)

Total stockholders’ equity	1,425,772	2,447,299

Total liabilities and stockholders’ equity	$1,828,524	$2,900,431

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2009 and 2008
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,

	2009	2008	2009	2008

Revenues	$251,801	$257,610	$850,988	$1,248,140

Costs and expenses:
Cost of sales	139,102	183,355	470,277	840,835
Research and development	9,752	-	26,108	-
Selling, general and administrative	214,093	291,791	666,398	892,372

Total operating expenses	362,947	475,146	1,162,783	1,733,207

Operating loss	(111,146)	(217,536)	(311,795)	(485,067)

Interest income, net	1,393	6,537	5,268	35,178

Change in fair value of investment in Ivivi	-	(650,000)	(715,000)	(10,465,000)

Income tax benefit	-	-	-	2,425,188

Net loss	$(109,753)	$(860,999)	$(1,021,527)	$(8,489,701)

Net loss per share, basic and diluted	$(0.00)	$(0.02)	$(0.02)	$(0.16)

Weighted average shares outstanding,	53,939,537	53,939,537	53,939,537	53,939,537
basic and diluted

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31,
(Unaudited)

	2009	2008
Cash flows from operating activities:
Net Loss	$(1,021,527)	$(8,489,701)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,410	22,479
Bad debt expense	1,226
Interest income	(1,110)	-
Net change in fair market value on investment in Ivivi	715,000	10,465,000
Deferred tax benefit	-	(2,425,188)
Changes in operating assets and liabilities:
(Increase) decrease in:
Inventory	(56,374)	125,470
Accounts receivable	51,457	(2,720)
Prepaid expenses	(4,533)	76,420
Due from affiliate	6,627	-
Increase (decrease) in:
Accounts payable and accrued expenses	22,824	(155,270)
Customer deposit - Ivivi	7,448	(133,731)
Net cash used in operating activities	(232,552)	(517,241)

Cash flows from investing activities:
Advances to related party	(215)	-
Collections of advances to related parties	-	23,456
Payment and services rendered for secured convertible note	(49,963)	-
Payment for asset acquisition	(34,170)	(212,491)
Deposit - restricted cash	(1,702)	(225,650)
Purchases of property and equipment	-	(14,888)
Net cash used by investing activities	(86,050)	(429,573)

Cash flows from financing activities:
Proceeds from note payable - Bank	-	200,000
Repayments on note payable - Bank	(10,000)	-
Net cash (used in) provided by financing activities	(10,000)	200,000

Net decrease in cash	(328,602)	(746,814)

Cash at beginning of period	1,155,786	2,072,325

Cash at end of period	$827,184	$1,325,511

Cash paid for:
Interest	$4,816	$2,677
Income taxes	$11,270	-

Non-cash disclosure:

The Company financed insurance premiums during the period.
Increase in prepaid insurance and accounts payable	$9,672	-

Transfer of inventory to Ivivi, decrease in inventory
and customer deposits - Ivivi	$93,730	-

See Note 2 for a summary of non-cash investing activities.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Unaudited)

NOTE 1 - ORGANIZATIONAL MATTERS

ADM Tronics Unlimited, Inc. (“we”, “us”, the “Company” or “ADM”), was incorporated under the laws of the state of Delaware on November 24, 1969.  We are authorized under our Certificate of Incorporation to issue 150,000,000 common shares, with $.0005 par value, and 5,000,000 preferred shares with $.01 par value.

The accompanying condensed consolidated financial statements as of December 31, 2009 (unaudited) and March 31, 2009 and for the three and nine month periods ended December 31, 2009 and 2008 (unaudited) have been prepared by ADM pursuant to the rules and regulations of the Securities and Exchange Commission, including Form 10-Q and Regulation S-X.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and explanatory notes for the year ended March 31, 2009 as disclosed in our annual report on Form 10-K for that year as filed with the SEC, as it may be amended.  The results of the three and nine months ended December 31, 2009, (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending March 31, 2010.

NATURE OF BUSINESS

We are a manufacturing and engineering concern whose principal lines of business are the production and sale of chemical products and the manufacture and sale of electronics.  On August 27, 2008, we acquired all of the assets of Action Spas, a manufacturer of electronic controllers for spas and hot tubs, under our wholly owned subsidiary Action Industries Unlimited, LLC (“Action”).  With this acquisition, our previous Medical segment was redefined as our Electronics segment, and the ongoing operations of Action are now reported under this segment. On July 17, 2009, we purchased the assets of Antistatic Industries of Delaware, Inc., a company involved in the research, development and manufacture of water-based and proprietary electrically conductive paints, coatings and other products and accessories which can be used by electronics, computer, pharmaceutical and chemical companies to prevent, reduce or eliminate static electricity.

Our chemical product line is principally comprised of water-based chemical products used in the food packaging and converting industries and our Antistatic paint and coatings products as described above. These products are sold to customers located in the United States, Australia, Asia and Europe. Electronics equipment is manufactured in accordance with customer specifications on a contract basis. Our electronic device product line consists principally of proprietary devices used in the treatment of joint pain and tinnitus, and sales by Action, as described above. These devices are FDA cleared medical devices.  These products are sold to customers located principally in the United States.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

On April 1, 2008, the Company adopted the accounting pronouncements with respect to fair value measurements. Please refer to Note 4 for additional details.  For certain of our financial instruments, including accounts receivable, inventories, secured convertible note, accounts payable, accrued expenses, and notes payable – other,  the carrying amounts approximate fair value due to their relatively short maturities.

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

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser.  Revenue from the sale of the electronics we manufacture for Montvale Technologies, Inc. (formerly known as Ivivi Technologies, Inc.) (“Ivivi”) is recognized upon completion of the manufacturing process and shipment of product. Shipping and handling charges and costs have been immaterial. We offer a limited 90 day warranty on our electronics products and a limited 5 year warranty on our electronic controllers for spas and hot tubs.  We have no other post shipment obligations and sales returns have been immaterial. Based on prior experience, no amounts have been accrued for potential warranty costs and such costs were nominal for the nine months ended December 31, 2009.

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to approximately $3,094 and $4,739 for the three months ended December 31, 2009 and 2008, respectively, and $7,729 and $19,049 for the nine months ended December 31, 2009 and 2008, respectively.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs consist of expenditures for the research and development of patents and technology, which are not capitalizable. Our research and development costs consist mainly of labor costs in developing new products.

WARRANTY LIABILITIES

We offer a limited 90 day warranty on our electronics products and a 5 year limited warranty on all of our electronic controllers for spas and hot tubs sold through Action.  This product lines’ past experience has resulted in immaterial costs associated with warranty issues.  Therefore, no warranty liabilities have yet been recorded.  We consider the amount of warranty revenue, included in the sales of our electronic products, to be immaterial based upon our historical experience.

RESTRICTED CASH

Restricted cash represents funds on deposit with a financial institution that secure the bank note payable, discussed in “Note 9 – Note Payable, Bank”.

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

Per share basic and diluted net loss amounted to $0.00 and $0.02 for the three months ended December 31, 2009 and 2008, respectively, and $0.02 and $0.16 for the nine months ended December 31, 2009 and 2008, respectively.  The assumed exercise of common stock equivalents was not utilized for the three and nine month periods ended December 31, 2009 and 2008, since the effect would be anti-dilutive.  There were 5,055,286 and 11,626,854 common stock equivalents at December 31, 2009 and 2008, respectively.

NON-CASH INVESTING ACTIVITY
Non-cash investing activity is excluded from the consolidated statement of cash flows. For the nine months ended December 31, 2009, non-cash activites included the following:

Asset Acquisition of Antistatic Industries of Delaware, Inc.:
Fair Value of assets acquired	$66,920

Cash paid to Seller	$(26,920)
Cash paid to Seller under Note Payable	(7,250)
Note payable outstanding at December 31, 2009	(32,750)
$(66,920)
Nine-months ended December 31, 2009 Asset Acquisitions
Details of Acquisition
Fair Value of assets acquired	$66,920
Note Payable balance at December 31, 2009	(32,750)
Total cash paid for acquisition	$34,170

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

NOTE 3 - INVENTORY
Inventory at December 31, 2009 (unaudited) consisted of the following:

	Current	Long Term	Total
Raw materials	$201,567	$31,945	$233,512
Finished goods	76,525	10,689	87,214
	$278,092	$42,634	$320,726
Inventory at March 31, 2009 consisted of the following:

	Current	Long Term	Total
Raw materials	$232,851	$33,109	$265,960
Finished goods	69,959	10,689	80,648
	$302,810	$43,798	$346,608

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets measured at fair value on a recurring basis at March 31, 2009:

	Level 1	Level 2	Level 3	Total
Investment in Ivivi	$715,000	$--	$--	$715,000

During the quarter ended June 30, 2009, management had determined the investment in Ivivi should be valued using both Level 1 and Level 2 inputs:

The following table presents assets measured at fair value on a recurring basis at December 31, 2009:

	Level 1	Level 2	Level 3	Total
Investment in Ivivi	$715,000	$(715,000)	$--	$--

During the nine months ended December 31, 2009, the Company recorded a decrease in fair value of $715,000 with respect to its investment in Ivivi.

NOTE 5 -	INTANGIBLE ASSETS
Intangible assets are being amortized using the straight line method over periods ranging from 3-15 years with a weighted average remaining life of approximately 5.5 years.

	December 31, 2009			March 31, 2009
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$71,768	$(57,521)	$14,247	$61,768	$(56,142)	$5,626
Formulas	25,446	(777)	24,669	-	-	-
Non-Compete Agreement	50,000	(9,524)	40,476	50,000	(4,167)	45,833
Controller Design	100,000	(19,048)	80,952	100,000	(8,332)	91,668
Customer List	72,491	(29,302)	43,189	62,491	(11,414)	51,077
	$319,705	$(116,172)	$203,533	$274,259	$(80,055)	$194,204

Amortization expense was $36,117 and $15,525 for the nine months ended December 31, 2009 and 2008, respectively. Estimated aggregate future amortization expense related to intangible assets is as follows:

2010	$12,326
2011	49,261
2012	36,834
2013	25,451
2014	24,385
Thereafter	55,276
$203,533

NOTE 6 - CONCENTRATIONS

During the three month period ended December 31, 2009, three customers accounted for 43% of our revenue. During such period, Ivivi accounted for 3% of our revenue.  As of December 31, 2009, one customer represented approximately 61% of our accounts receivable.

During the three month period ended December 31, 2008, four customers accounted for approximately 60% of our revenue, during such period Ivivi accounted for 2% of our revenue.  As of December 31, 2008, two customers represented approximately 68% of our accounts receivable.

During the nine month period ended December 31, 2009, three customers accounted for 55% of our revenue. During such period, Ivivi  accounted for 7% of our revenue.  As of December 31, 2009, one customer represented approximately 61% of our accounts receivable.

During the nine month period ended December 31, 2008, Ivivi accounted for approximately 43% of our revenue and one other customer accounted for approximately 14% of our revenue.  As of December 31, 2008, two customers represented approximately 68% of our accounts receivable.

NOTE 7 - SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Electronics	Total
Three months ended December 31, 2009
Revenues from external customers	$202,986	$48,815	$251,801
Segment operating loss	$(10,876)	$(100,270)	$(111,146)

Three months ended December 31, 2008
Revenues from external customers	$182,670	$74,940	$257,610
Segment operating loss	$(85,260)	$(132,276)	$(217,536)

Nine months ended December 31, 2009
Revenues from external customers	$647,704	$203,284	$850,988
Segment operating loss	$(28,546)	$(283,249)	$(311,795)

Nine months ended December 31, 2008
Revenues from external customers	$604,019	$644,121	$1,248,140
Segment operating loss	$(201,860)	$(283,207)	$(485,067)

Total assets at December 31, 2009	$1,151,146	$677,378	$1,828,524

Total assets at March 31, 2009	$1,459,121	$1,441,310	$2,900,431

NOTE 8 - RELATED PARTY TRANSACTIONS

ADVANCES TO RELATED PARTIES

As of December 31, 2009 and March 31, 2009, ADM was owed $9,552 and $9,552, respectively, from advances made to an officer. No advances have been made since 2000. The advances bear interest at the rate of 3% per year. Interest accrued for the nine months ended December 31, 2009 and 2008 was $215 and $631, respectively. Total accrued interest at December 31, 2009 and March 31, 2009 was $38,662 and $38,447, respectively.

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

During the three months ended December 31, 2009 and December 31, 2008, Ivivi had approximately $1,126 and $10,809, respectively, in management services provided to it by ADM pursuant to the management services agreement.  During the nine months ended December 31, 2009 and December 31, 2008, Ivivi had approximately $16,611 and $36,695, respectively, in management services provided to it by ADM pursuant to the management services agreement.

INFORMATION TECHNOLOGY SERVICE AGREEMENT

ADM entered into an information technology (“IT”) service agreement with Ivivi on February 1, 2008, pursuant to which Ivivi, in conjunction with its outside IT professionals, will service ADM’s IT needs on an as needed basis.  Ivivi will invoice ADM monthly for any time it spends in providing such services to ADM. The rate that Ivivi will charge ADM will be determined at date of invoice. Such invoices that Ivivi issues ADM, with respect to such services, will be due within 30 days. IT services include, but are not limited to: Computer hardware and software related issues, network administration, e-mail hosting and administration, telephone and cabling installations and maintenance.  There were no charges under this agreement for the nine month period ended December 31, 2009.

Effective August 1, 2009, we entered into an agreement with Ivivi to provide services described below and canceled our management services and IT services agreements described above.  Under the agreement:

●
we will provide Ivivi with engineering services, including quality control and quality assurance services along with regulatory compliance services warehouse fulfillment services and network administration services including hardware and software services;

●	we will be paid at the rate of $26,000 per month by Ivivi for these services; and Ivivi agreed to terminate the four full time engineers and three part time engineers then employed by Ivivi.

●	the services agreement may be cancelled by either party upon sixty days notice.

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

Pursuant to the manufacturing agreement, sales and manufacturing charges to Ivivi during the three and nine months ended December 31, 2009 and December 31, 2008 were approximately $9,058 and $2,896, and $53,932 and $517,823, respectively.

As reported in its filings with the SEC, on February 12, 2010, Ivivi sold substantially all of its assets pursuant to the terms of an asset purchase agreement and if the Economic Development Authority denies Ivivi's request to sell its tax benefits, which Ivivi believes is likely, Ivivi expects to be dissolved as soon as practicable thereafter. As a result, our future fiscal periods likely will not include material purchase orders from Ivivi, and may not include material purchase orders from the purchaser of its assets. As a result of Ivivi’s asset sale and expected dissolution, we will be required to seek new customers in order to replace such revenue. Correspondingly, Ivivi’s asset sale and  expected dissolution will negatively impact ADM’s management services, information technology service and manufacturing agreements with Ivivi, as described above.

Activity with Ivivi can be summarized as follows:

	2010	2009

Balance, beginning of period	$(104,320)	$(241,828)

Advances from Ivivi	(9,937)	(160,055)
Transfer of inventory to Ivivi	93,730	-
Ivivi purchases from ADM	53,930	517,823
Charges from Ivivi	(7,214)	-
Charges to Ivivi	146,611	54,020
Payments from Ivivi	(197,704)	(278,057)
Payments to Ivivi	10,510	-

Due (to) Ivivi, end of period	$(14,394)	$(108,097)

NOTE 9 – NOTE PAYABLE, BANK

On August 21, 2008, the Company entered into a note payable with a commercial bank in the amount of $200,000.  This note bears interest at a rate of 2.98% and is secured by cash on deposit with the institution, which is classified as restricted cash.  Amounts outstanding under the note are payable on demand, and interest is payable monthly.

NOTE 10 – NOTE PAYABLE – OTHER

On July 17, 2009 we purchased the assets of Antistatic Industries of Delaware, Inc. a company involved in the research, development and manufacture of water-based and proprietary electrically conductive paints, coatings and other products and accessories.   The purchase price for the assets was $66,920 of which $34,170 was paid during the second and third quarter of our fiscal year ending March 31, 2010 and the balance of $32,750 is a note payable, bearing imputed interest rate of 3.5% per annum, which will be repaid over the next 20 months.

The fair value assigned to the acquired assets was as follows:

Inventory	$11,474
Equipment	10,000
Patents and trademarks	10,000
Formulas	25,446
Customer list	10,000
Total	$66,920

NOTE 10 – SUBSEQUENT EVENTS

As reported in its filings with the SEC, on February 12, 2010, Ivivi sold substantially all of its assets pursuant to the terms of an asset purchase agreement and if the Economic Development Authority (the “EDA”) denies its request to sell its tax benefits, which Ivivi believes is likely, Ivivi expects to be dissolved as soon as practicable thereafter. As a result, our future fiscal periods likely will not include material purchase orders from Ivivi, and may not include material purchase orders from the purchaser of its assets. As a result of Ivivi’s asset sale and expected dissolution, we will be required to seek new customers in order to replace such revenue. Correspondingly, Ivivi’s asset sale and expected dissolution will negatively impact ADM’s management services, information technology service and manufacturing agreements with Ivivi, as described above.

Subsequent Events have been evaluated through February 16, 2010, the date the financial statements were filed with the Securities and Exchange Commission (“SEC”).

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

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser.  Revenue from the sale of the electronics we manufacture for Montvale Technologies, Inc. (formerly known as Ivivi Technologies, Inc) (“Ivivi”) is recognized upon completion of the manufacturing process and shipment of product.  Shipping and handling charges and costs are immaterial. We offer a limited 5 year warranty on our spa/hot tub controller units.  We have no other post shipment obligations and sales returns have been immaterial. Based on prior experience, no amounts have been accrued for potential warranty costs and such costs were nominal for the nine months ended December 31, 2009.

WARRANTY LIABILITIES

We offer a limited 90 day warranty on our electronics products and a 5 year limited warranty on all of our electronic controllers for spas and hot tubs sold through Action.  This product lines’ past experience has resulted in immaterial costs associated with warranty issues.  Therefore, no warranty liabilities have yet been recorded.  We consider the amount of warranty revenue, included in the sales of our electronic products, to be immaterial based upon our historical experience.

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

BUSINESS OVERVIEW

ADM is a corporation that was organized under the laws of the State of Delaware on November 24, 1969.  During the nine months ended December 31, 2009 and December 31, 2008, our operations were conducted through ADM itself and its subsidiaries, Action Industries Unlimited, LLC (“Action”), Pegasus Laboratories, Inc. (“PLI”) and Sonotron Medical Systems, Inc (“SMS”).  Our investment in Ivivi from October 18, 2006 to March 31, 2008 was reported under the equity method of accounting, whereby we recognized our share of Ivivi's earnings or losses as they were incurred.  Effective April 1, 2008, we adopted the accounting pronouncement with respect to fair value measurement for our investment in Ivivi, whereby we report our investment in Ivivi at fair value.

We are a technology-based developer and manufacturer of diversified lines of products in the following four areas: (1) environmentally safe chemical products for industrial use, (2) electronic products for numerous industries, including therapeutic non-invasive electronic medical devices and electronic controllers for spas and hot tubs, (3) cosmetic and topical dermatological products and (4) Antistatic paint and coatings products.  We have historically derived most of our revenues from the development, manufacture and sale of chemical products, and, to a lesser extent, from our electronics and topical dermatological products.  Recently our contract manufacturing schedule for Ivivi’s electronics production has been completed and we have not received any material additional purchase orders from Ivivi to date. Our Electronics segment includes our Action and SMS subsidiaries, and our Chemical segment includes our PLI subsidiary.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2009 AS COMPARED TO DECEMBER 31, 2008

REVENUES

Revenues were $251,801 for the three months ended December 31, 2009 as compared to $257,610 for the three months ended December 31, 2008, a decrease of $5,809, or 2%.  The decrease resulted from a decrease in sales to new and existing electronic customers from our electronic subsidiaries in the amount of $29,281, and a slight decrease in total sales to existing chemical customers, offset by an increase in chemical sales to customers in our Antistatic division in the amount of $34,933, and a slight increase in sales to Ivivi in the amount of $3,945. Gross profit was $112,699, or 45%, for the three months ended December 31, 2009 and $74,255, or 29% for the three months ended December 31, 2008.  Gross profit percentages decreased 47% from sales of our electronic devices, offset by an increase of 29% on gross profit percentages from our chemical sales.

We are highly dependent upon certain customers to generate our revenues. For the three months ended December 31, 2009, three customers accounted for 43% of our revenue, not including Ivivi which accounted for 3%, and for the three months ended December 31, 2008, four customers accounted for approximately 60% of our revenue, not including Ivivi which accounted for approximately 2% of our revenue during such period. The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results. As reported by Ivivi in its filings with the SEC, on February 12, 2010, Ivivi sold substantially all of its assets pursuant to the terms of an asset purchase agreement and if the EDA denies Ivivi’srequest to sell its tax benefits, which Ivivi believes is likely, Ivivi expects to be dissolved as soon as practicable thereafter. As a result, we have not, and likely will not in the future, receive material purchase orders from Ivivi and may not receive material purchase orders from the purchaser of its assets and we will need to seek new customers in order to increase our revenues.

OPERATING LOSS

Loss from operations for the three months ended December 31, 2009 was $111,146, decreased $106,390, or 49%, compared to a loss from operations for the three months ended December 31, 2008 of $217,536. Selling, general and administrative expenses decreased by $77,698, or 27%, from $291,791 to $214,093, mainly due to decreased compensation costs, decreased computer costs and decreased legal fees, offset by an increase in consulting fees, accounting fees and tax related costs. Research and development expenses increased by $9,752, or 100%, from $0 to $9,752, as a result of new research and development activities during the third quarter of 2009. Cost of sales decreased by $44,253, or 24% from $183,355 to $139,102, primarily as a result of a decrease in sales from the Action Industries division and a decrease in cost of sales due to the mix of products sold in the chemical division, offset by an increase in sales in the chemical Antistatic division, and a slight increase in sales to Ivivi.

NET LOSS AND NET LOSS PER SHARE

Net loss for the three months ended December 31, 2009 was $109,753, or $0.00 per share, compared to a net loss for the three months ended December 31, 2008 of $860,999, or $0.02 per share. With the adoption of accounting pronouncements with respect to fair value measurement we recorded a decrease in fair value of $0 with respect to our investment in Ivivi for the three months ended December 31, 2009. The fair value was written down to $0 at June 30, 2009.  During the three months ended December 31, 2008, we recorded a decrease in fair value of $650,000 from our investment in Ivivi.  Interest income decreased $5,144 to $1,393 in the three months ended December 31, 2009, from $6,537 in the three months ended December 31, 2008, due to decreased funds invested in a money market account.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2009 AS COMPARED TO DECEMBER 31, 2008

REVENUES

Revenues were $850,988 for the nine months ended December 31, 2009 as compared to $1,248,140 for the nine months ended December 31, 2008, a decrease of $397,152, or 32%.  The decrease mainly resulted from a decrease in sales of finished medical devices to Ivivi of approximately $475,150, a decrease we expect to continue, and a decrease in sales to new and existing electronic customers from our electronic subsidiaries in the amount of $10,452, and a slight decrease in sales to existing chemical customers in the amount of $7,643. This decrease is offset by an increase in sales to chemical customers in our new Antistatic division in the amount of $51,184, and an increase in sales to an existing electronic customer in the amount of $47,796. Gross profit was $380,711, or 45%, for the nine months ended December 31, 2009 and $407,305, or 33%, for the nine months ended December 31, 2008.  Gross profit percentages decreased 19% from sales of our electronic devices, offset by a 10% increase on gross profit percentages from our chemical sales.

We are highly dependent upon certain customers to generate our revenues, including Ivivi. For the nine months ended December 31, 2009, three customers accounted for 55% of our revenue, not including Ivivi which accounted for 7%, and for the nine months ended December 31, 2008, Ivivi accounted for approximately 43% of our revenue and one other customer accounted for approximately 14% of our revenue. The loss of business from Ivivi has resulted in a material reduction in our revenue. In addition, the complete loss of, or significant reduction in business from, or a material adverse change in the financial condition of, any other customers, could cause a material and adverse change in our revenues and operating results. As reported by Ivivi in its filings with the SEC on February 12, 2010, Ivivi sold substantially all of its assets pursuant to the terms of an asset purchase agreement and if the EDA denies Ivivi's request to sell its tax benefits, which Ivivi believes is likely. Ivivi expects to be dissolved as soon as practical. As a result, we have not, and likely will not in the future, receive material purchase orders from Ivivi and may not receive material purchase orders from the purchaser of its assets and we will need to seek new customers in order to increase our revenues.

OPERATING LOSS

Loss from operations for the nine months ended December 31, 2009 was $311,795, compared to a loss from operations for the nine months ended December 31, 2008 of $485,067. Selling, general and administrative expenses decreased by $225,974, or 25%, from $892,372 to $666,398, mainly due to decreased compensation and health insurance costs, decreased computer costs, decreased consulting fees, decreased commissions and decreased advertising costs offset by an increase in depreciation, accounting fees and insurance. Research and development expenses increased by $26,108, or 100%, from $0 to $26,108, as a result of new research and development activities during the nine months ended December 31, 2009. Cost of sales decreased by $370,558, or 44%, from $840,835 to $470,277, primarily as a result of the decrease in sales to Ivivi, offset by an increase in cost of sales due to the mix of products sold in the chemical division including an increase in sales in the new Antistatic chemical division, and an increase in sales to an existing electronics customer.

NET LOSS AND NET LOSS PER SHARE

Net loss for the nine months ended December 31, 2009 was $1,021,527, or $0.02 per share, compared to a net loss for the nine months ended December 31, 2008 of $8,489,701, or $0.16 per share. With the adoption accounting pronouncements with respect to fair value measurement, we recorded a decrease in fair value of $715,000 with respect to our investment in Ivivi for the nine months ended December 31, 2009. During the nine months ended December 31, 2008, we recorded a decrease in fair value of $10,465,000 from our investment in Ivivi.  Interest income decreased $29,910 to $5,268 in the nine months ended December 31, 2009, from $35,178 in the nine months ended December 31, 2008, due to decreased funds invested in a money market account.  We recognized an income tax benefit in the amount of $2,425,188 during the nine months ended December 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2009, we had cash and equivalents of $827,184 as compared to $1,155,786 at March 31, 2009. The $328,602 decrease was primarily the result of our loss from operations during the nine month period.  Our cash will continue to be used for increased marketing costs, and the related administrative expenses, in order to attempt to increase our revenue.  We expect to have enough cash to fund operations for the next twelve months.  The market value of our investment in Ivivi at December 31, 2009 was $0.  Our note payable of $187,000 at December 31, 2009, is secured and collateralized by restricted cash of $228,282. This note bears an interest rate of 2.98%.

On July 17, 2009 we purchased the assets of Antistatic Industries of Delaware, Inc. a company involved in the research, development and manufacture of water-based and proprietary electrically conductive paints, coatings and other products and accessories.   The purchase price for the assets was $66,920 of which $34,170 was paid during the second and third quarter and the balance of $32,750 is a note payable, bearing imputed interest rate of 3.5% per annum, which will be repaid over the next 20 months.

OPERATING ACTIVITIES

Net cash used by operating activities was $232,552 for the nine months ended December 31, 2009, as compared to net cash used by operating activities of $517,241 for the nine months ended December 31, 2008.  The use of cash during the nine months ended December 31, 2009 was primarily due to a net loss of $1,021,527 and an increase in operating liabilities of $30,272, which was primarily offset by a change in the fair market value of our investment in Ivivi of $715,000 and an increase in net operating assets of $2,823.

Net cash used by operating activities was $517,241 for the nine months ended December 31, 2008. The use of cash during the nine months ended December 31, 2008 was primarily due to a net loss of $8,489,701, recognition of a deferred tax benefit of $2,425,188 and decreases in operating liabilities of $289,001 which was primarily offset by a change in the fair market value of our investment in Ivivi of $10,465,000 and a decrease in net operating assets of $199,170.

INVESTING ACTIVITIES

For the nine months ended December 31, 2009, net cash used by investing activities was $86,050.  The primary use of cash was for an investment in cash and services rendered of $49,963 in Wellington Scientific LLC for the issuance of a secured convertible note with an interest rate of 10%. In addition we made payments in the amount of $34,170, towards a total purchase price of $66,920 related to the asset purchase agreement with Antistatic Industries, whereby we acquired intangible assets of $45,446, machinery and equipment of $10,000 and inventory in the amount of $11,474.

For the nine months ended December 31, 2008, net cash used by investing activities was $429,573. The primary use of cash was for our acquisition of Action Spas, whereby we acquired intangible assets of $200,000, property and equipment of $14,888, and restricted $225,000 in operating cash for collateral on borrowings under our bank loan. Uses of cash were partially offset by collections from related parties of $23,456, which was received from an officer for repayment of advances made prior to 2000.

FINANCING ACTIVITIES

For the nine months ended December 31, 2009, net cash used for financing activities was $10,000, which was used for repayment on a note from a commercial bank to facilitate our acquisition of Action Spas.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15.  Based on that evaluation as of December 31, 2009, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective, as of the date of their evaluation, to ensure that the information required to be disclosed by us in the reports that we file or submit, under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

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

Dated: Northvale, New Jersey February 16, 2010