Form 10-K
period 2010-03-31
ADM TRONICS UNLIMITED INC/DE
filed 2010-06-29
CIK 849401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter was $681,415.

The number of shares of the Common Stock outstanding as of June 29, 2010 was 53,939,537.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

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

PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

The Company is a technology-based developer and manufacturer of diversified lines of products and derives revenue from the production and sale of environmentally safe chemical products for industrial, medical and cosmetic uses and electronics for non-invasive medical and other applications.

The Company is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. Our operations are conducted through ADM Tronics Unlimited, Inc. (“ADM”) and its subsidiaries, Pegasus Laboratories, Inc. (“Pegasus”), Sonotron Medical Systems, Inc. (“SMI”)and Action Industries Unlimited LLC. (“Action”). As of June 29, 2010, ADM owned approximately 100%, 94% and 100% of the outstanding capital stock of Pegasus, SMI and Action, respectively. In addition, the Company owns a minority interest in Montvale Technologies Inc, (formerly known as Ivivi Technologies Inc.) (“ITI”), which until October 18, 2006 was operated as a subsidiary of the Company. ITI was deconsolidated as of October 18, 2006 upon the consummation of ITI’s initial public offering, as we no longer owned a majority of the outstanding common stock of ITI and do not control ITI’s operations, but can exert significant influence based on the percentage of ITI’s stock owned by us. As a result, our investment in ITI from October 18, 2006 through March 31, 2008 was reported under the equity method of accounting. Since April 1, 2008, we report our investment in ITI at fair value. As of June 29, 2010, we owned approximately 28.9% of the outstanding capital stock of ITI.  On February 12, 2010 substantially all of the assets of ITI were sold to Ivivi Health Sciences, LLC (“IHS”) an unaffiliated entity controlled by ITI’s former Chairman of the Board.  Concurrent with such asset sale, the Company entered into agreements with IHS for services related to engineering and regulatory matters, and the previous manufacturing agreement with ITI was assigned to IHS, as further discussed in footnote 15 to the financial statements.

COMPANY PRODUCTS

ENVIRONMENTALLY SAFE CHEMICAL PRODUCTS FOR INDUSTRIAL, COSMETIC AND TOPICAL USES

INDUSTRIAL

We develop, manufacture and sell chemical products to industrial users. Such products consist primarily of the following:

●	Water-based primers and adhesives;
●	Water-based coatings and resins;
●	Water-based chemical additives; and
●	Anti-static conductive paints, coating and other products.

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

On July 17, 2009, we purchased substantially all of the assets of Anti-static Industries of Delaware, Inc., which is now a division of ADM Tronics Unlimited, Inc.  Anti-static Industries of Delaware, Inc. was a company involved in the research, development and manufacture of water-based and proprietary electrically conductive paints, coatings and other products and accessories. Joseph Kaye, founder and former President of Anti-static Industries of Delaware, Inc., consults with us and continues research and development of conductive and antistatic technologies and products. We now develop and manufacture a full-line of anti-static products for commercial and industrial use through a division of our company that we refer to as “Anti-static Industries”. Antistatic Industries develops and distributes proprietary conductive paints, coatings and other products and accessories which can be used by computer, pharmaceutical and chemical companies to prevent, reduce or eliminate static electricity. Many industries are concerned with static electricity as it can be hazardous to personnel and damage corporate facilities, high-end computers, electronic equipment and valuable parts. Antistatic Industries has a wide range of products including paints, hoses, garments, floor mats, rugs, strapping, tapes, hook-and-loop, adhesive products  and many other specialized items; all with conductive properties.  Antistatic Industries has also pioneered low volatile organic compound conductive and antistatic paint and coating formulations that can be used as replacements for paints and coatings made from hazardous solvents. Antistatic Industries seeks to continually develop new products through its research and development department for new and current customers to aid in their quest for maximum protection with less waste and rejects in their manufacturing processes.

None of our chemical products are protected by patents, although the names of some of such products have been protected by trademarks. We do not believe that any such trademarks are material to our business. As of March 31, 2010, the dollar amount of backlog orders for our chemical products believed by us to be firm, was not material.

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

NON-INVASIVE ELECTRONIC MEDICAL AND OTHER DEVICES

CONTRACT MANUFACTURING

The Company derives revenues from contract manufacturing of electronic medical and other devices for its affiliate ITI, IHS and other customers.  During the year ended March 31, 2010, revenues from ITI and IHS contract manufacturing were approximately $62,307 and $11,784, respectively, or collectively, 6% of total revenues, down from approximately $564,008 from ITI, or 38% of total revenues during the year ended March 31, 2009.

SONOTRON TECHNOLOGY

SMI, a majority-owned subsidiary of ADM, has developed a technology, known as the Sonotron Technology, to treat subjects suffering from the pain of inflammatory joint conditions. Although some of the devices utilizing this technology are commercially available for the treatment of animals, none of such devices have received clearance from the U.S. Food and Drug Administration (the “FDA”) for human application in the United States. Pursuant to a manufacturing agreement, the Company is the exclusive manufacturer of the Sonotron devices.

The Sonotron Technology is the subject of three United States patents (the “Sonotron Patents”), which expire in 2011, 2012 and 2016.

As of March 31, 2010, the dollar amount of backlog orders for Sonotron Devices was not material.

ACTION

On August 27, 2008, we acquired substantially all of the assets of Action Spas, a manufacturer of electronic controllers for spas and hot tubs, under our wholly-owned subsidiary Action.  We acquired Action to continue to expand our electronics segment operations, and for the opportunity to expand our operations into the OEM market. During the fiscal years ended March 31, 2010 and 2009, Action Spas had revenues of $25,103 and $41,531, respectively.

WELLINGTON

During the three months ended June 30, 2009, we invested in Wellington Scientific, LLC (“Wellington”) which has rights to an electronic uroflowmetry diagnostic medical device technology.  These products are currently distributed in South Africa, but are not compliant with US FDA requirements for distribution in the US. We have commenced making modifications to the design of these products for compliance with FDA standards and create the required documentation for distribution of these products in the US.  We invested a total of $50,000, with $10,000 provided in cash, and $40,000 in services provided to Wellington. On June 4, 2009, Wellington issued a secured convertible note to us for a principal amount of $50,000 with an interest rate of 10%.  In addition, we shall be the exclusive manufacturer of these products for Wellington, pursuant to an agreement, and shall receive a percentage of future sales, if any. To date there have been no sales of these electronic uroflowmetry diagnostic medical devices.

CUSTOMERS

During our fiscal years ended March 31, 2010 and 2009, sales of chemical products accounted for approximately 76% and 52% of our operating revenues, respectively; sales and manufacturing charges for electronic products accounted for approximately 24%, and 48% of our operating revenues, respectively; and sales of our cosmetic and topical dermatological products were de minimis.

During the year ended March 31, 2010, three customers accounted for 50% of ADM’s revenue. During the fiscal year ended March 31, 2009, two customers accounted for 54% of ADM’s revenue. As of March 31, 2010, two customers represented 65% of our accounts receivable. As of March 31, 2009, two customers represented 67% of our accounts receivable. The loss of these major customers could have a material impact on our operations and cash flow.

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

MANUFACTURER AND SUPPLIERS

MANUFACTURER

ADM manufactures its chemical products and SMI’s, Action’s and IHS’s electronic products at its facilities located in Northvale, New Jersey.

ADM, SMI and ITI (through February 12, 2010 and IHS subsequently, which was assigned the manufacturing agreement from ITI) are parties to  manufacturing agreements, pursuant to which ADM serves as the exclusive manufacturer of all current and future medical, non-medical electronic and other devices or products to be produced by such entities. Pursuant to the terms of the manufacturing agreement, for each product that ADM manufactures for the entity, the entity pays ADM an amount equal to 120% of the sum of (i) the actual, invoiced cost for raw materials, parts, components or other physical items that are used in the manufacture of the product and actually purchased for the entity by the Company, if any, plus (ii) a labor charge based on ADM’s standard hourly manufacturing labor rate.

ADM warranties the products it manufactures for SMI and IHS against defects in material and workmanship for a period of 90 days after the completion of manufacture. After such 90-day period, ADM has agreed to provide repair services for the products to the entity at its customary hourly repair rate plus the cost of any parts, components or items necessary to repair the products unless the entity provides such parts, components or items to ADM.

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

ADM has also agreed to cooperate with each entity in securing for it any patents, copyrights, trademarks or the like which it may seek to obtain in connection therewith. If ADM breaches any of the confidentiality agreements contained in the manufacturing agreement, or if these agreements are not sufficient to protect the entity’s technology or are found to be unenforceable, the entity’s competitors could acquire and use information that it considers to be our trade secrets and the entity may not be able to compete effectively. Since ADM is the exclusive manufacturer of all of SMI’s and IHS’s current and future products under the manufacturing agreement, if the operations of ADM are interrupted or if orders or orders of other customers of the Company exceed our manufacturing capabilities, we may not be able to deliver products on time and the entities may not be able to deliver their respective products to their respective customers on time. Under the terms of the manufacturing agreement, if ADM is unable to perform its obligations thereunder or is otherwise in breach of any provision thereof, the entities have the right, without penalty, to engage third parties to manufacture some or all of their products. In addition, if an entity elects to utilize a third-party manufacturer to supplement the manufacturing being completed by ADM, such entity has the right to require us to accept delivery of the products from these third-party manufacturers, finalize the manufacture of the products to the extent necessary for such entity to comply with FDA regulations and ensure that the design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process have been met.

As the exclusive manufacturer of the medical devices of SMI and IHS, ADM is required to comply with quality requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process. In addition, our manufacturing facility is required to be registered as a medical device manufacturing facility with the FDA and is subject to inspection by the FDA. The Company has been registered by the FDA as a Registered Medical Device Establishment since 1988 allowing it to manufacture medical devices in accordance with procedures outlined in FDA regulations, which include quality control and related activities. Such registration is renewable annually and although we do not believe that the registration will fail to be renewed by the FDA, there can be no assurance of such renewal. Our failure to obtain any annual renewal would have a material adverse effect on the entities if they were not able to secure another manufacturer of their products.

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

We purchase the raw materials, parts, components and other items that are required to manufacture products for SMI, Action and IHS. We rely on a limited number of suppliers for such raw materials, parts, components and other items. Although there are many suppliers for each of these raw materials, parts, components and other items, we are dependent on a limited number of suppliers for many of the significant raw materials and components due to our customers’ requirements. We do not have any long-term or exclusive purchase commitments with any of our  suppliers. The failure to maintain existing relationships with suppliers or to establish new relationships in the future could also negatively affect our ability to obtain raw materials and components used in the products in a timely manner. If we are unable to obtain ample supply of product from our existing suppliers or alternative sources of supply, we may be unable to satisfy SMI’s, Actions and IHS’s orders which could reduce our revenues and adversely affect their relationships with their customers.

RESEARCH AND DEVELOPMENT

During our fiscal years ended March 31, 2010 and 2009, research and development expenses with respect to company-sponsored research and development activities relating to our chemical business were approximately $27,995 and $0, respectively. During such fiscal years, we did not expend any funds on customer-sponsored research and development activities with respect thereto.

During our fiscal years ended March 31, 2010 and 2009, other than the regular compensation paid by us to our executive officers, we did not spend any appreciable amounts on testing, application, clinical studies and company-sponsored research and development activities in connection with the Sonotron Technology and other activities determined in accordance with generally accepted accounting principles. During each of such years no material amounts were spent on customer-sponsored research and development activities relating to the development of new products, services or techniques or the improvement of any of the foregoing.

During our fiscal years ended March 31, 2010 and 2009, we made no material expenditures with respect to company-sponsored research and development activities relating to our medical device business, with the exception of minimal unreimbursed R&D expense in the amount of $232 for our uroflowmetry device related to our agreement with Wellington Scientific.

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

INSURANCE

The Company may be exposed to potential product liability claims by those who use our products. Therefore, we maintain a general liability insurance policy, which includes aggregate product liability coverage of $7,000,000 for certain of our products. We believe that our present insurance coverage is adequate for the types of products currently marketed. There can be no assurance, however, that such insurance will be sufficient to cover potential claims or that the present level of coverage will be available in the future at a reasonable cost.

EMPLOYEES

As of June 29, 2010, we had 15 full-time employees. As of such date, we had one salaried employee in an executive or managerial position.

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

The markets in which we operate are highly competitive, and this competition could harm our business, results of operations, cash flow and financial condition. Our competitors include major international producers as well as smaller regional competitors. We believe that a significant competitive factor for our products is selling price. We could be subject to adverse results caused by our competitors’ pricing decisions. In addition, current and possible future consolidation among our competitors and customers may cause us to lose market share as well as put downward pressure on pricing. Furthermore, there is a trend in the chemical industry toward relocation of manufacturing facilities to lower-cost regions. Such relocation may permit some of our competitors to lower their costs and improve their competitive position. Some of our competitors are larger, have greater financial resources and have less debt than we do. As a result, those competitors may be better able to withstand a change in conditions within our industry and throughout the economy as a whole. If we do not compete successfully, our business, operating margins, financial condition, cash flows and profitability could be adversely affected.

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

RISKS RELATING TO OUR ELECTRONICS BUSINESS

SMI, ACTION AND IHS OUTSOURCE THE MANUFACTURING OF THEIR PRODUCTS TO US AND IF OUR OPERATIONS ARE INTERRUPTED OR IF OUR ORDERS EXCEED OUR MANUFACTURING CAPABILITIES, THEY MAY NOT BE ABLE TO DELIVER THEIR PRODUCTS TO CUSTOMERS ON TIME.

Pursuant to individual manufacturing agreements between SMI, IHS and us, we are the exclusive manufacturer of the products of SMI and IHS. We also manufacture all of the electronic products sold by Action.  We operate a single facility and have limited capacity that may be inadequate if SMI’s, Action’s or IHS’s customers place orders for unexpectedly large quantities of their products, or if our other customers place large orders of products, which could limit our ability to produce the products of SMI, Action or IHS. In addition, if our operations were halted or restricted, even temporarily, or we are unable to fulfill large orders, SMI, Action and IHS could experience business interruption, increased costs, damage to their reputations and loss of their customers. Although SMI and IHS have the right to utilize other manufacturers if we are unable to perform under our agreement, manufacturers of their products need to be licensed with the FDA, and identifying and qualifying a new manufacturer to replace us as the manufacturer of their products could take several months during which time, they would likely lose customers and our revenues could be materially delayed and/or reduced. In addition, our failure to produce such products could result in claims against us. See “Item 1. Business - Manufacturer and Suppliers.”

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS FOR THE COMPONENTS AND RAW MATERIALS USED IN OUR PRODUCTS AND THE PRODUCTS MANUFACTURED FOR THIRD PARTIES, INCLUDING SMI AND IHS, AND ANY INTERRUPTION IN THE AVAILABILITY OF THESE COMPONENTS AND RAW MATERIALS COULD REDUCE OUR REVENUE.

We rely on a limited number of suppliers for the components and raw materials used in the products that we manufacture for others, including SMI, Action and IHS. Although there are many suppliers for each of their component parts and raw materials, we are dependent on a single or limited number of suppliers for many of the significant components and raw materials due to our customers’ specifications. This reliance involves a number of significant risks, including:

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

We attempt to protect our trade secrets, including the processes, concepts, ideas and documentation associated with our technologies, through the use of confidentiality agreements and non-competition agreements with our current employees, and with other parties to whom we have divulged such trade secrets with the exception of our CEO, Andre DiMino. If our employees or other parties breach our confidentiality agreements and non-competition agreements or if these agreements are not sufficient to protect our technology or are found to be unenforceable, our competitors could acquire and use information that we consider to be our trade secrets and we may not be able to compete effectively. Most of our competitors have substantially greater financial, marketing, technical and manufacturing resources than we have and we may not be profitable if our competitors are also able to take advantage of our trade secrets.

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

We have incurred substantial net losses of approximately $1.2 million and $8.9 million for the fiscal years ended March 31, 2010 and 2009, respectively. At March 31, 2010, we had an accumulated deficit of $31 million. We expect to incur additional operating losses, as well as negative cash flow from operations, for the foreseeable future.

The loss or significant reduction in business of any of our key customers could materially and adversely affect our revenues and earnings.

We are highly dependent upon certain customers to generate our revenues. For the fiscal year ended March 31, 2010, three customers accounted for 50% of revenue and for the fiscal year ended March 31, 2009, two customers accounted 54% of our revenues. All customer purchases are made through purchase orders and we do not have any long-term contracts with customers.  The complete loss of, or significant reduction in business from, or a material adverse change in the financial condition of, any of such customers will cause a material and adverse change in our revenues and operating results.

WE MAY BE EXPOSED TO POTENTIAL RISKS RELATING TO OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AND OUR ABILITY TO HAVE THE OPERATING EFFECTIVENESS OF OUR INTERNAL CONTROLS ATTESTED TO BY OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) the Securities and Exchange Commission (“SEC”) adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. A report of our management is included in our Annual Report on Form 10-K. In addition, Section 404 requires the independent registered public accounting firm auditing a company’s financial statements to also attest to and report on the operating effectiveness of such company’s internal control over financial reporting commencing with our annual report for the fiscal year ending March 31, 2011. We can provide no assurance that we will be able to comply with all of the requirements imposed thereby. There can be no assurance that we will receive a positive attestation from our independent registered public accounting firm. In the event we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner or we are unable to receive a positive attestation from our independent registered public accountants with respect to our internal control over financial reporting, investors and others may lose confidence in the reliability of our financial statements.

WE MAY BE EXPOSED TO PRODUCT LIABILITY CLAIMS FOR WHICH OUR INSURANCE MAY BE INADEQUATE.

Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing and marketing of chemical products and electronic devices. Although we maintain a general liability insurance policy, which includes aggregate product liability coverage of $7,000,000 for certain of our products, there can be no assurance, that such insurance will be sufficient to cover potential claims or that the present level of coverage will be available in the future at a reasonable cost.

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

Our executive officer and directors and entities affiliated with them may be deemed to beneficially own, in the aggregate, approximately 38.8% of our outstanding common stock. In particular, Mr. DiMino, together with members of the DiMino family, may be deemed to beneficially own approximately 35.1% of the outstanding shares of our common stock. The interests of our current officer and director shareholders may differ from the interests of our other shareholders. As a result, the current officers and directors would have the ability to exercise substantial control over all corporate actions requiring shareholder approval, irrespective of how our other shareholders may vote, including the following actions:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

We are headquartered at 224 Pegasus Avenue, Northvale, New Jersey. We lease approximately 16,000 square feet of combined office and warehouse space from an unaffiliated third party with a monthly rent of $8,073 subject to annual increases.  The lease expires in June, 2018.  The Company, its subsidiaries and IHS utilize portions of the leased space. Pursuant to a management services agreement to which the Company, its subsidiaries and IHS are parties, the Company determines, on a monthly basis, the portion of space utilized by each entity during such month, and each entity reimburses the Company for their portion of the lease costs, real property taxes and related costs.

We believe that our existing facilities are suitable as office, storage, laboratory and manufacturing space, and are adequate to meet our current needs. We further believe that such properties are adequately covered by insurance.

We do not own any real property for use in our operations or otherwise.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to, and none of our property is the subject of, any pending legal proceedings other than routine litigation that is incidental to our business. To our knowledge, no governmental authority is contemplating any such proceedings.

ITEM 4. REMOVED AND RESERVED

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

Quarter Ended	High Bid	Low Bid

Fiscal 2009
June 30, 2008	$0.19	$0.11
September 30, 2008	$0.16	$0.06
December 31, 2008	$0.07	$0.03
March 31, 2009	$0.07	$0.01

Fiscal 2010
June 30, 2009	$0.04	$0.01
September 30, 2009	$0.03	$0.02
December 31, 2009	$0.07	$0.01
March 31, 2010	$0.02	$0.01

HOLDERS OF RECORD

As of June 29, 2010, 53,939,537 shares of the Company’s common stock were issued and outstanding. On June 29, 2010 there were 1,336 shareholders of record.

DIVIDENDS

The Company has never paid any cash dividends on its common stock and has no intention of paying cash dividends in the foreseeable future. The Company intends to retain all earnings, if any, for use in the operation and expansion of its business.

EQUITY COMPENSATION PLAN

As of June 29, 2010, we did not have any compensation plans (including individual compensation arrangements) under which our equity securities were authorized for issuance. Andre DiMino our Chief Executive Officer and Chief Financial Officer has option awards as follows:

Number of unexercised options	1,300,000
Option Exercise Price ($)	.29
Option Expiration Date	8/30/2011

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser.  Revenue from the sale of the electronics we manufacture for IHS is recognized upon completion of the manufacturing process and shipment of product.  Shipping and handling charges and costs are immaterial. We offer a limited 90 day warranty on our electronics products and a limited 5 year warranty on our electronic controllers for spas and hot tubs.  We have no other post shipment obligations and sales returns have been immaterial.

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

BUSINESS OVERVIEW

ADM is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. During the years ended March 31, 2010 and 2009, our operations were conducted through ADM itself and its subsidiaries, Pegasus Laboratories, Inc. and Sonotron Medical Systems, Inc and since August 2008, Action Industries Unlimited, LLC. ITI was deconsolidated as of October 18, 2006 upon the consummation of ITI’s initial public offering. Our investment in ITI from October 18, 2006 through March 31, 2008 was reported under the equity method of accounting. Since April 1, 2008 we reported our investment in ITI at fair value.  As reported by ITI, on February 12, 2010 all of ITI’s assets were acquired by IHS, an unaffiliated entity controlled by ITI’s former Chairman of the Board.

We are a technology-based developer and manufacturer of diversified lines of products in the following four areas: (1) environmentally safe chemical products for industrial use, (2) the manufacturing and sale of electronic medical and other devices,(3) cosmetic and topical dermatological products, and (4) anti-static conductive paints, coatings and other products. We have historically derived most of our revenues from the development, manufacture and sale of chemical products, and, to a lesser extent, from our electronic devices and topical dermatological products.  However, during the fiscal year ended March 31, 2009, we derived an increased amount of our revenue from the sale/rental and manufacturing of electronic devices. This revenue was significantly decreased by the amount of $441,556 in the fiscal year ended March 31, 2010. Our electronics segment also includes our Sonotron and Action subsidiaries.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2010 AS COMPARED TO MARCH 31, 2009

REVENUES AND GROSS MARGINS

Revenues were $1,166,591 for the year ended March 31, 2010 as compared to $1,486,283 for the year ended March 31, 2009, a decrease of $319,692, or 22%. The decrease mainly resulted from a decrease in sales of finished medical devices to our affiliate, ITI, and IHS of approximately $489,917, and a decrease in sales to new and existing electronic customers from our Action electronic subsidiary in the amount of $16,699. Spas are luxury or discretionary items, and due to the poor economic condition demand has been reduced for related products from our Action subsidiary. These decreases were partially offset by an increase in sales to chemical customers in our new Anti-static Industries division in the amount of $69,450, and an increase in sales to an existing electronic customer in the amount of $57,128.

Gross profits and gross margins were $464,833, or 40%, and $405,212, or 27%, an increase of $59,621 or 15% for the years ended March 31, 2010 and 2009, respectively. Gross profit percentages increased from sales of our chemical products by 7% mainly due to an overall increase in chemical sales, including our new Anti-static Industries division in the amount of $68,810, and as a result of a 12% decrease in labor cost percentages in fiscal year 2010, partially offset by a slight decrease in gross profit percentages from raw materials and finished goods. Gross profit percentages decreased 15% from sales of our electronic devices as a result of increased labor cost percentages; electronic segment inventory cost adjustments and the write off of obsolete inventory, partially offset by slight increased gross profit percentages from the cost of our materials and finished goods.

OPERATING LOSS

Loss from operations for the year ended March 31, 2010 was $510,905, compared to a loss from operations for the year ended March 31, 2009 of $707,487, a decrease of $196,582, or 28%. Selling, general and administrative expenses decreased by $164,956, or 15%, from $1,112,699 to $947,743, mainly due to decreased compensation and health insurance costs in the amount of $220,326, decreased computer costs in the amount of $33,323,  decreased commissions in the amount of $17,586 and decreased advertising costs in the amount of $7,417, partially offset by an increase in depreciation and amortization in the amount of $24,126, accounting fees in the amount of $43,872 and insurance in the amount of $16,937. And additionally offset by a write off of the net book value of an intangible asset, customer lists, for our Action subsidiary in the amount of $29,510 due to recognition of an impairment loss. Compensation and health insurance costs decreased due to an overall staff reduction, a portion of officer’s salary being charged to Wellington Scientific for services, in addition to a decrease in wages paid to an officer and a portion of accounting services not being performed in-house, previously performed in-house. Computer costs decreased due to additional expenses in fiscal year 2009 for implementation of a new accounting software. Commissions decreased as we are no longer paying commissions related to the aqua resin product line, which is no longer being carried at ADM. Depreciation increased as a result of the acquisition of assets from Anti-static Industries of Delaware, Inc. in July 2009, now being depreciated, and as a result of a full year of depreciation related to the acquisition of Action Industries, acquired in September of 2008. Accounting fees increased as a portion of accounting services are now performed by an outside consultant. There was an increase in insurance due to an increase in insurance for our Action subsidiary and for our anti-static business. Research and development expenses increased by $27,995, or 100%, from $0 to $27,995, as a result of new research and development activities during the year ended March 31, 2010. Research and development activities were previously performed in house, and are now being performed by an outside consultant. Cost of sales decreased by $379,313, or 35%, from $1,081,071 to $701,758, primarily as a result of the decrease in sales to ITI and IHS, partially offset by an increase in cost of sales due to the mix of products sold in the chemical division including an increase in sales in the new Antistatic chemical division, and a slight increase in cost of sales in the electronics division due to increase in sales to an existing electronics customer.

NET LOSS AND NET LOSS PER SHARE

Net loss for the year ended March 31, 2010 was $1,219,225, or $(0.02) per share, compared to a net loss of $8,899,132, or $(0.16) per share, for the year ended March 31, 2009.  Our net loss decreased $7,679,907, or $(0.14) per share. This was mainly the result of a decrease in the loss from the change in fair value of our investment in ITI of $9,945,000 from $10,660,000 for the year ended March 31, 2009, to $715,000, writing the investment down to $0, in the year ended March 31, 2010, offset by a deferred tax benefit recorded in the year ended March 31, 2009 of $2,425,188.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2010, we had cash and cash equivalents of $690,975 as compared to $1,155,786 at March 31, 2009. The decrease of $464,811 was primarily the result of cash used in operations in the amount of $360,743 and cash used in investing activities of $91,068. We intend to continue to use our cash for increased marketing costs, and the related administrative expenses, in an effort to increase our revenue.  We expect to have enough cash to fund operations for the next twelve months.  Our note payable to Kearny Federal Savings Bank of $184,000 on March 31, 2010, is secured and collateralized by restricted cash of $228,842. This note bears an interest rate of 2.98% per annum.

On July 17, 2009 we purchased the assets of Anti-static Industries of Delaware, Inc. a company involved in the research, development and manufacture of water-based and proprietary electrically conductive paints, coatings and other products and accessories.   The purchase price for the assets was $66,920 of which $38,520 was paid during the year and the balance of $28,400 is a note payable, bearing an imputed interest rate of 3.5% per annum, which will be repaid in equal installments over the next 17 months.

OPERATING ACTIVITIES

Net cash used by operating activities was $360,743 for the year ended March 31, 2010, as compared to net cash used by operating activities of $685,880 for the year ended March 31, 2009. The use of cash during the year ended March 31, 2010 was primarily due to a net loss of $1,219,225 and an increase in operating liabilities of $18,027, which was primarily offset by a change in the fair market value of our investment in ITI of $715,000, and non-cash charge for depreciation of $62,346 and decrease in net operating assets of $31,690.

The use of cash in 2009 was primarily due to a net loss of $8,899,132 and a net decrease in operating assets of $229,799, which was primarily offset by a non-cash charge for the equity investment loss of $10,660,000, depreciation of $38,218, and decreases in net operating liabilities of $291,991, offset by a deferred tax benefit of $2,425,188.

INVESTING ACTIVITIES

For the year ended March 31, 2010, net cash used by investing activities was $91,068.  The primary use of cash was for an investment in cash and services rendered of $50,000 in Wellington Scientific LLC for the issuance of a secured convertible note with an interest rate of 10%. In addition we made payments in the amount of $38,520, towards a total purchase price of $66,920 related to the asset purchase agreement with Antistatic Industries of Delaware, Inc., whereby we acquired intangible assets of $45,446, machinery and equipment of $10,000 and inventory in the amount of $11,474.

For the year ended March 31, 2009, cash used in investing activities was $427,659. Of this amount, $14,888 was used for the purchase of equipment and $26,300 was received from an officer for repayment of advances made to the officer prior to 2000. We acquired intangible assets of $212,491. Restricted cash which increased $226,580, was used to collateralize the $200,000 note whose proceeds were used for the acquisition of Action.

FINANCING ACTIVITIES

For the year ended March 31, 2010, net cash used for financing activities was $13,000, which was used for repayment on a note from a commercial bank to facilitate our acquisition of substantially all of the assets of Action.

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

Inflation

We believe our operations have not been and, in the foreseeable future, will not be materially and adversely affected by inflation or changing prices.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A. QUANTATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
MARCH 31, 2010

I N D E X

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ADM Tronics Unlimited, Inc.

We have audited the accompanying consolidated balance sheets of ADM Tronics Unlimited, Inc. and subsidiaries as of March 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ADM Tronics Unlimited, Inc. and subsidiaries as of March 31, 2010 and 2009, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Raich Ende Malter & Co. LLP
East Meadow, New York
June 29, 2010

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2010	March 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$690,975	$1,155,786
Accounts receivable, net of allowance for doubtful
accounts of $5,352 and $2,500, respectively	111,484	105,134
Due from affiliates	-	6,977
Inventories	178,629	302,810
Prepaid expenses and other current assets	25,898	23,412
Restricted cash	228,842	226,580

Total current assets	1,235,828	1,820,699

Property and equipment, net of accumulated depreciation
of $41,983 and $28,082, respectively	56,065	59,968
Inventory - long term portion	33,802	43,798
Investment in ITI - at Fair Market Value	-	715,000
Secured convertible note	52,342	-
Advances to related parties	48,285	47,999
Intangible assets, net of accumulated amortization
of $95,517 and $80,056, respectively	161,697	194,204
Other assets	16,109	18,763

Total assets	$1,604,128	$2,900,431

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$122,841	$116,137
Note payable – bank	184,000	197,000
Note payable - other	17,400	-
Accrued expenses and other current liabilities	40,813	38,970
Customer deposits – ITI	-	101,025

Total current liabilities	365,054	453,132

Note payable - other, net of current maturities	11,000	-

Total liabilities	376,054	453,132

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding
Common stock, $.0005 par value; 150,000,000 shares
authorized, 53,939,537 shares issued and outstanding at
March 31, 2010 and March 31, 2009	26,970	26,970
Additional paid-in capital	32,153,597	32,153,597
Accumulated deficit	(30,952,493)	(29,733,268)

Total stockholders’ equity	1,228,074	2,447,299

Total liabilities and stockholders’ equity	$1,604,128	$2,900,431

The accompanying notes are an integral part of these
consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2010 and 2009

	2010	2009

Revenues	$1,166,591	$1,486,283

Costs and expenses:
Cost of sales	701,758	1,081,071
Research and development	27,995	-
Selling, general and administrative	947,743	1,112,699

Total operating expenses	1,677,496	2,193,770

Operating loss	(510,905)	(707,487)

Interest income, net	6,680	43,167

Change in fair value of investment	(715,000)	(10,660,000)
in ITI

Income tax benefit	-	2,425,188

Net loss	($1,219,225)	($8,899,132)

Net loss per share, basic and diluted	($0.02)	($0.16)

Weighted average shares outstanding, basic and diluted	53,939,537	53,939,537

The accompanying notes are an integral part of these
consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED MARCH 31, 2010 AND 2009

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, March 31, 2008	53,939,537	$26,970	$32,153,597	($27,629,430)	$4,551,137
Adjustment to adopt FAS 159:
ITI investment adjustment	-	-	-	9,220,482	9,220,482
Deferred tax credit adjustment	-	-	-	(2,425,188)	(2,425,188)
Net Loss	-	-	-	(8,899,132)	(8,899,132)

Balance at March 31, 2009	53,939,537	26,970	32,153,597	(29,733,268)	2,447,299

Net loss				(1,219,225)	(1,219,225)

Balance at March 31, 2010	53,939,537	$26,970	$32,153,597	($30,952,493)	$1,228,074

The accompanying notes are an integral part of these consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31,

	2010	2009
Cash flows from operating activities:
Net Loss	($1,219,225)	($8,899,132)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	62,346	38,218
Impairment of intangibles	29,510
Bad debt expense	4,251	2,414
Interest income	(2,342)	-
Net change in fair market value on investment in ITI	715,000	10,660,000
Deferred tax benefit	-	(2,425,188)
Changes in operating assets and liabilities:
(Increase) decrease in:
Inventory	51,921	201,210
Accounts receivable	(10,601)	(6,278)
Prepaid expenses	(19,261)	41,844
Due from affiliate	6,977	(6,977)
Deposits	2,654
Increase (decrease) in:
Accounts payable and accrued expenses	25,322	(151,188)
Customer deposit - ITI	(7,295)	(140,803)

Net cash used in operating activities	(360,743)	(685,880)

Cash flows from investing activities:
Advances to related party	(286)	-
Collections of advances to related parties	-	26,300
Payment and services rendered for secured convertible note	(50,000)	-
Payment for asset acquisition	(38,520)	(212,491)
Deposit - restricted cash	(2,262)	(226,580)
Purchases of property and equipment	-	(14,888)

Net cash used by investing activities	(91,068)	(427,659)

Cash flows from financing activities:
Proceeds from note payable - Bank	-	200,000
Repayments on note payable - Bank	(13,000)	(3,000)

Net cash (used in) provided by financing activities	(13,000)	197,000

Net decrease in cash	(464,811)	(916,539)

Cash at beginning of period	1,155,786	2,072,325

Cash at end of period	$690,975	$1,155,786

Cash paid for:
Interest	$6,185	-
Income taxes	$14,849	$1,810

Non-cash disclosure:

The Company financed insurance premiums during the period.
Increase in prepaid insurance and accounts payable	$16,775	$18,475

Transfer of inventory to Ivivi, decrease in inventory
and customer deposits - ITI	$93,730	-

See Note 2 for a summary of non-cash investing activities.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 AND 2009

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

Our chemical product line is principally comprised of water-based chemical products used in the food packaging and converting industries, and anti-static conductive paints, coatings and other products. These products are sold to customers located in the United States, Australia, Asia and Europe. Electronics equipment is manufactured in accordance with customer specifications on a contract basis. Our electronic device product line consists principally of proprietary devices used in the treatment of joint pain in humans and animals, tinnitus and electronic controllers for spas and hot tubs. These products are sold to customers located principally in the United States.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements include the accounts of ADM Tronics Unlimited, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  Significant estimates made by management include expected economic life and value of our medical devices, reserves, deferred tax assets, valuation allowance, impairment of long lived asset, fair value of equity instruments issued to consultants for services and fair value of equity instruments issued to others, option and warrant expenses related to compensation to employees and directors, consultants and investment banks, allowance for doubtful accounts, and warranty reserves. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

On April 1, 2008, the Company adopted the accounting pronouncements with respect to fair value measurements. Please refer to Note 7 for additional details.  For certain of our financial instruments, including accounts receivable, inventories, secured convertible note, accounts payable, accrued expenses, and notes payable – other,  the carrying amounts approximate fair value due to their relatively short maturities.

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

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser.  Revenue from the sale of the electronics we manufactured for Montvale Technologies, Inc. (formerly known as Ivivi Technologies, Inc.) (“ITI”), through February 12, 2010, and manufactured for Ivivi Health Sciences, LLC (“IHS”), subsequent to February 12, 2010, is recognized upon completion of the manufacturing process and shipment of product. Shipping and handling charges and costs have been de minimis. We offer a limited 90 day warranty on our electronics products and a limited 5 year warranty on our electronic controllers for spas and hot tubs.  We have no other post shipment obligations and sales returns have been de minimis. Based on prior experience, no amounts have been accrued for potential warranty costs and such costs were nominal,less than $500, for the fiscal years ended March 31, 2010 and March 31, 2009.

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

RESTRICTED CASH

Restricted cash represents funds on deposit with a financial institution that secure the bank note payable, discussed in “Note 17 – Note Payable, Bank”.

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

LONG-LIVED ASSETS

We follow the accounting pronouncement with respect to accounting for impairment of disposal of long-lived assets, which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed at least annually for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the year ended March 31, 2010 an impairment loss in the amount of $29,510 was recognized and in 2009, no impairment loss was recognized. Management decided in fiscal year 2010 to write off customer list intangibles due to impairment loss related to their subsidiary Action Industries Unlimited, LLC.

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to approximately $16,934 and $24,000 for the years ended March 31, 2010 and 2009, respectively.

STOCK OPTIONS AND WARRANTS

In April 2006, we adopted the accounting pronouncement with respect to the fair value recognition of stock based compensation, to account for compensation costs under our stock option plans and those of our subsidiary.

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

On April 1, 2007, the Company adopted the accounting pronouncement with respect to accounting for uncertainty in income taxes, which clarified the accounting and disclosures for uncertain tax positions related to income taxes recognized in the financial statements and addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date and at March 31, 2010, the Company applied this pronouncement to all tax positions for which the statute of limitations remained open, and determined there was no material impact on the consolidated financial statements.

The Company files income tax returns in several jurisdictions. The Company’s tax returns remain subject to examination, by major jurisdiction, for the years ended March 31, as follows:

Jurisdiction    Fiscal Year

Federal	2006 and beyond
New Jersey	2005 and beyond

There are currently no tax years under examination by any major tax jurisdictions.

In connection with the adoption of the guidance, the Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of March 31, 2010, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Per share basic and diluted net loss amounted to $0.02 and $0.16 for the year ended March 31, 2010 and March 31, 2009, respectively.  The assumed exercise of common stock equivalents was not utilized in the computation for years ended March 31, 2010 and 2009, since the effect would be anti-dilutive.  There were 2,750,000 and 11,626,854 common stock equivalents at March 31, 2010 and 2009, respectively.

NON-CASH INVESTING ACTIVITY
Non-cash investing activity is excluded from the consolidated statement of cash flows. For the year ended March 31, 2010, non-cash activites included the following:

Asset Acquisition of Antistatic Industries of Delaware, Inc.:
Fair Value of assets acquired	$66,920

Cash paid to Seller	$(26,920)
Cash paid to Seller under Note Payable	(11,600)
Note payable outstanding at March 31, 2010	(28,400)
$(66,920)

Year ended March 31, 2010 Asset Acquisitions
Details of Acquisition
Fair Value of assets acquired	$66,920
Note Payable balance at March 31, 2010	(28,400)
Total cash paid for acquisition	$38,520

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

NOTE 3 - INVENTORY

Inventory as of March 31, 2010 and 2009, consists of the following:

March 31, 2010:
	Current	Long Term	Total
Raw materials	$134,544	$23,113	$157,657
Finished goods	44,085	10,689	54,774
	$178,629	$33,802	$212,431

March 31, 2009:
	Current	Long Term	Total
Raw materials	$232,851	$33,109	$265,960
Finished goods	69,959	10,689	80,648
	$302,810	$43,798	$346,608

Inventory at April 1, 2008 was $547,819.

NOTE 4 - INVESTMENT IN IVIVI AND RELATED CAPITAL TRANSACTIONS

Our former majority owned subsidiary, ITI filed a Registration Statement with the Securities and Exchange Commission (“SEC”) for the initial public offering of a portion of its common stock.  The Registration Statement was declared effective by the SEC on October 18, 2006.  As a result of the consummation of ITI’s initial public offering, we no longer owned a majority of the outstanding common stock of ITI.  Since October 18, 2006, we could exert significant influence based upon the percentage of ITI’s stock we owned.  As a result, our investment in ITI was reported during the period from October 18, 2006 until March 31, 2008 under the equity method of accounting, whereby we recognized our share of ITI’s earnings or losses as they are incurred.  Effective April 1, 2008 (“the Adoption Date”), we have adopted the accounting pronouncement with respect to the fair value of financial assets and liabilities for our investment in ITI.  Management’s reason for electing the fair value option for its investment in ITI is to increase the efficiency of our financial reporting responsibilities.  The fair value of our investment in ITI at the adoption date was approximately $11,375,000.  The adoption of the pronouncement, with respect to our investment in ITI, resulted in the recognition of the following:

Pre-tax cumulative-effect adjustment to retained earnings:	$9,220,483
Deferred tax liability:	2,425,188

Post-tax cumulative-effect adjustment to retained earnings:	$6,795,295

The fair value of our investment in ITI as of March 31, 2010 and 2009 was $0 and $715,000, respectively. In August 2009, ITI notified through filings with the SEC, it would most likely not be able to continue its operations. On February 12, 2010, ITI sold substantially all of its assets to IHS, and in an additional filing with the SEC, it indicated that proceeds from such sale would not be sufficient to pay all of its liabilities. ITI also publicly stated that it intended to liquidate and anticipated there would not be a distribution to its shareholders. In August 2009, we wrote down our investment in ITI to $0.

NOTE 5 – NOTE RECEIVABLE

On June 4, 2009 the Company invested in Wellington Scientific, LLC (“Wellington”) which has rights to an electronic uroflowmetry diagnostic medical device technology.  These products are currently distributed in South Africa, but are not compliant with US FDA requirements for distribution in the US. The Company intends to modify the design of these products for compliance with FDA standards and create the required documentation for distribution of these products in the US.  The Company invested a total of $50,000, with $10,000 provided in cash, and $40,000 in services to Wellington.  Wellington issued a convertible note to the Company for a principal amount of $50,000 with an interest rate of 10% due at various dates through April 2011.  The Company shall be the exclusive manufacturer of these products for Wellington and shall receive a percentage of future sales, if any.

NOTE 6 -	INTANGIBLE ASSETS
Intangible assets are being amortized using the straight line method over periods ranging from 3-15 years with a weighted average remaining life of approximately 6.8 years.

	March 31, 2010			March 31, 2009
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$71,768	$(58,026)	$13,742	$61,768	$(56,142)	$5,626
Formulas	25,446	(1,201)	24,245	-	-	-
Non-Compete Agreement	50,000	(11,310)	38,690	50,000	(4,167)	45,833
Controller Design	100,000	(22,619)	77,381	100,000	(8,333)	91,667
Customer List	10,000	(2,361)	7,639	62,491	(11,414)	51,077
	$257,214	$(95,517)	$161,697	$274,259	$(80,056)	$194,203

Amortization expense was $48,443 and $28,010 for the twelve months ended March 31, 2010 and 2009, respectively. Estimated aggregate future amortization expense related to intangible assets is as follows:

2011	28,431
2012	28,154
2013	25,451
2014	24,385
2015	24,335
Thereafter	30,941
$161,697

Management has reviewed intangibles as part of their annual review and has decided to write off customer list intangibles due to impairment loss related to their subsidiary Action Industries Unlimited, LLC. The carrying amount of the intangible exceeds the sum of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. The net book value of $29,510 was written off for customer lists in March 2010. Management does not believe that the remaining intangibles are impaired.

NOTE 7 – FAIR VALUE MEASUREMENTS

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

On March 31, 2008 the fair value of our investment in ITI was $2,154,517. As of March 31, 2009 the ITI share price had deteriorated and we recorded a decrease in fair value to $715,000.

The following table presents assets measured at fair value on a recurring basis at March 31, 2009:

	Level 1	Level 2	Level 3	Total
Investment in ITI	$715,000	$--	$--	$715,000

During the quarter ended June 30, 2009, management had determined the investment in ITI should be valued using both Level 1 and Level 2 inputs.

In August 2009, ITI notified through filings with the SEC, it would most likely not be able to continue its operations. On February 12, 2010, ITI sold substantially all of its assets to IHS, and in an additional filing with the SEC, it indicated that proceeds from such sale would not be sufficient to pay all of its liabilities. ITI also publicly stated that it intended to liquidate and anticipated there would not be a distribution to its shareholders. In August 2009, the Company recorded a decrease in fair value of $715,000 writing down the investment in ITI to $0.

The following table presents assets measured at fair value on a recurring basis at March 31, 2010:

	Level 1	Level 2	Level 3	Total
Investment in ITI	$715,000	$(715,000)	$--	$--

NOTE 8 - CONCENTRATIONS

During the year ended March 31, 2010, three customers accounted for 50% of our revenue. As of March 31, 2010 two customers accounted for 65% of our accounts receivable.

During the year ended March 31, 2009, two customers accounted for 54% of our revenue. As of March 31, 2009, two customers accounted for 67% of our accounts receivable.

NOTE 9 - SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Electronics	Total

Year ended March 31, 2010
Revenues from external customers	$890,355	$276,236	$1,166,591
Segment loss (operating loss)	(61,679)	(449,226)	(510,905)

Year ended March 31, 2009
Revenues from external customers	$768,491	$717,792	$1,486,283
Segment loss (operating loss)	(256,270)	(451,217)	(707,487)

Total assets at March 31, 2010	$1,012,324	$591,804	$1,604,128

NOTE 10 - PROPERTY AND EQUIPMENT

Our property and equipment as of March 31, 2010 and 2009 is as follows:

	2010	2009

Computer equipment	$13,364	$13,366
Machinery and equipment	80,934	70,934
Leasehold improvements	3,750	3,750
	98,048	88,050

Accumulated depreciation	(41,983)	(28,082)

Property and equipment, net	$56,065	$59,968

Depreciation expense related to property and equipment amounted to $13,901 and $10,209 during the years ended March 31, 2010 and 2009, respectively.

NOTE 11 - INCOME TAXES

At March 31, 2010, the Company had federal and state net operating loss carryforwards, or “NOLs,” of approximately $6.4 million, which are due to expire through fiscal 2030. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Ultimate utilization/availability of such net operating losses and credits is dependent upon the Company’s ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs in accordance with the provisions of the Tax Reform Act of 1986.

Due to the uncertainty related to, among other things, the extent and timing of its future taxable income, the Company offset the deferred tax assets related to bad debts, depreciation and amortization and NOL’s by an equivalent valuation allowance at March 31, 2010.

Significant components of deferred tax assets and liabilities are as follows:

	2010	2009

Deferred tax assets (liabilities):
Net operating loss carry forward	$2,571,000	$2,369,000
Unrealized gain on Investment in ITI	-	(286,000)
Bad debts	2,000	1,000
Depreciation and Amortization	1,000	1,000
Deferred tax assets	2,574,000	2,085,000
Valuation allowance	(2,574,000)	(2,085,000)

Net deferred tax assets	$-	$-

The provision for income taxes at March 31, 2010 and 2009 differs from that amount using the statutory federal income tax rate as follows:

	2010	2009

Statutory federal income tax rate	(34)%	(34)%
State income taxes, net of federal taxes	(6)	(6)
Nondeductible items		40
Valuation allowance	40

Effective income tax rate	0%	0%

NOTE 12 - OPTIONS AND WARRANTS OUTSTANDING

No options were granted during the years ended March 31, 2010 and 2009.  During the year ended March 31, 2007, ADM granted an aggregate of 3,500,000 stock options to employees and consultants. The options have an exercise price of $0.29, were fully vested at the date of grant.  On August 30, 2009, 750,000 of such options expired and the balance are exercisable until August 30, 2011. The options were valued at $351,529 using the Black Scholes option pricing model with the following assumptions: risk free interest rate of 4.9%, volatility of 85%, estimated life of 1.5 years and dividend rate of 0%. The options have a remaining life of 1.4 years at March 31, 2010.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2018. The company’s future minimum lease commitment at March 31, 2010 is $837,969.

Period	Per year
2011	$96,875
2012	$96,875
2013	$96,875
2014	$102,688
2015	$104,625
Thereafter	$340,031
$837,969

Rent and real estate tax expense for all facilities for the years ended March 31, 2010 and 2009 was approximately $94,000 and $86,000, respectively.

NOTE 14 - LEGAL PROCEEDINGS

We are involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. There are no pending material legal proceedings or environmental investigations to which we are a party or to which our property is subject.

NOTE 15 - RELATED PARTY TRANSACTIONS

ADVANCES TO RELATED PARTIES

As of March 31, 2010, ADM was owed $9,552 from advances made to an officer. No advances have been made since 2000. The advances bear interest at the rate of 3% per year. Interest accrued for the years ended March 31, 2010 and 2009 was $286 and $652 respectively. Total accrued interest at March 31, 2010 was $38,733.

MANAGEMENT SERVICES AGREEMENT

In August 2001, ADM entered into a management services agreement, as amended, with ITI and ADM allocated portions of its real property facilities for use by ITI for the conduct of its business. ADM and ITI used office, manufacturing and storage space in a building located in Northvale, New Jersey, currently leased by ADM. Pursuant to the terms of the management services agreement, ADM determined the portion of space allocated to ITI on a monthly basis, and ITI reimbursed ADM monthly for its portion of the lease costs, real property taxes and related costs plus any invoices it receives from third parties specific to ITI.

During the year ended March 31, 2010 ITI had approximately $17,000 in management services provided to it by ADM pursuant to the management services agreement.  ITI had approximately $69,000 in management services provided to it by ADM pursuant to the management services agreement during the year ended March 31, 2009.

On August 1, 2009, we entered into an agreement with ITI to provide services described below and canceled our management services agreement described above.  Under the agreement:

●
we provided ITI with engineering services, including quality control and quality assurance services along with regulatory compliance services warehouse fulfillment services and network administration services including hardware and software services;

●	we were paid at the rate of $26,000 per month by ITI for these services; and ITI agreed to terminate the four full time engineers and three part time engineers then employed by ITI.

On February 12, 2010 concurrent with the acquisition of ITI’s assets by IHS, we agreed to provide the above services to IHS and IHS agreed to pay us $26,000 per month for such services pursuant to a Master Services Agreement. In June 2010, it was agreed that IHS would pay $11,000 for June 2010 and $5,000 per month thereafter for reduced services performed by ADM.

MANUFACTURING AGREEMENT

ADM and ITI are parties to a manufacturing agreement, dated as of August 15, 2001, and as amended in February, 2005. The manufacturing agreement was subsequently assigned to IHS on February 12, 2010. Under the terms of the agreement, ADM has agreed to serve as the exclusive manufacturer of all current and future medical and nonmedical electronic and other electronic devices or products to be sold or rented by ITI. For each product that ADM manufactures, ITI pays ADM an amount equal to 120% of the sum of (i) the actual, invoiced cost for raw materials, parts, components or other physical items that are used in the manufacture of the product and actually purchased for such entity by ADM, if any, plus (ii) a labor charge based on ADM’s standard hourly manufacturing labor rate, which ADM believes is more favorable than could be attained from unaffiliated third parties. Under the terms of the agreement, if ADM is unable to perform its obligations to ITI under the manufacturing agreement or is otherwise in breach of any provision of the manufacturing agreement, ITI has the right, without penalty, to engage third parties to manufacture some or all of its products. In addition, if ITI elects to utilize a third-party manufacturer to supplement the manufacturing being completed by ADM, ITI has the right to require ADM to accept delivery of its products from these third-party manufacturers, finalize the manufacture of the products to the extent necessary and ensure that the design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process have been met.

As reported in its filings with the SEC, on February 12, 2010, ITI sold substantially all of its assets pursuant to the terms of an asset purchase agreement and ITI expects to be dissolved as soon as practicable thereafter. As a result, our future fiscal periods will not include material purchase orders from ITI, and may not include material purchase orders from the purchaser of its assets. As a result of ITI’s asset sale and expected dissolution, we will be required to seek new customers in order to replace such revenue.

Pursuant to the manufacturing agreement, sales of finished goods to ITI during the year ended March 31, 2010 were approximately $62,000. Sales and manufacturing charges for the year ended March 31, 2009 were approximately $547,000. After the assets were purchased from ITI to IHS on February 12, 2010, sales to IHS were approximately $12,000.

Activity with ITI can be summarized as follows:

	2010	2009

Balance, beginning of period	$(104,320)	$(241,828)

Advances from ITI	(4,069)	(159,448)
Transfer of inventory to ITI	93,730	-
ITI purchases from ADM	62,307	546,874
Charges from ITI	(7,214)	(9,617)
Charges to ITI	172,760	68,934
Payments from ITI	(223,704)	(315,556)
Payments to ITI	10,510	6,321

Due (to) ITI, end of period	$(0)	$(104,320)

At March 31, 2010 and 2009 ADM had a receivable balance of $0 and $6,977, respectively, from ITI.

NOTE 16 – NOTE PAYABLE – OTHER

On July 17, 2009 we purchased the assets of Antistatic Industries of Delaware, Inc. a company involved in the research, development and manufacture of water-based and proprietary electrically conductive paints, coatings and other products and accessories.   The purchase price for the assets was $66,920 of which $38,520 was paid during the fiscal year ending March 31, 2010 and the balance of $28,400 is a note payable, bearing imputed interest rate of 3.5% per annum, which will be repaid over the next 17 months.

The fair value assigned to the acquired assets was as follows:
Inventory	$11,474
Equipment	10,000
Patents and trademarks	10,000
Formulas	25,446
Customer list	10,000
Total	$66,920

NOTE 17 – NOTE PAYABLE, BANK

On August 21, 2008, the Company entered into a note payable with a commercial bank in the amount of $200,000.  This note bears interest at a rate of 2.98% and is secured by cash on deposit with the institution, which is classified as restricted cash.  Amounts outstanding under the note are payable on demand, and interest is payable monthly.  The principal balance of the note at March 31, 2010 was $184,000.

NOTE 18 - SUBSEQUENT EVENTS

Subsequent Events have been evaluated through June 29, 2010, the date the financial statements were filed with the Securities and Exchange Commission (“SEC”).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES.

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

As of the end of the period covered by this annual Report on Form 10-K, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-15. Based on that evaluation as of March 31, 2010, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining effective internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) over our company.  Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting as of March 31, 2010, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2010.

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
Name	Age	Position

Andre’ DiMino	54	President, Chief Executive Officer,
		Chief Financial Officer and Director

Vincent DiMino	84	Director

Andre’ DiMino has served as President of the Company since December 2001 and a director and Chief Financial Officer of the Company since 1987. Prior thereto, Mr. DiMino served as Executive Vice President and Chief Operating Officer since 1991 and Secretary and Treasurer of the Company since 1978. Mr. DiMino also served as the Technical Director of ADM Tronics from 1982 to 1991. Mr. DiMino served as Vice Chairman, Executive Vice President and Chief Technology officer of ITI from August 2008 to February 2010.  He also served as Vice Chairman and Co-Chief Executive Officer of ITI from October 2006 to August 2008, and as Chairman and Chief Financial Officer from January 2004 until October 2006 and served as President of ITI from 1989 to January 2004.  Since February 12, 2010 Mr. DiMino has served as Vice President-Engineering, Manufacturing and Regulatory for IHS.

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

CODE OF ETHICS

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of such Code of Ethics has been filed as Exhibit 14.1 to the Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain summary information for the fiscal years ended March 31, 2010 and 2009 concerning compensation paid, or accrued, by ADM to, or on behalf of, ADM’s President, Chief Executive Officer and Chief Financial Officer (the “Named Officer”). Other than ADM’s President and Chief Executive Officer, the Company does not have any executive officers of the Company whose total annual salary and bonus exceeded $100,000 during the fiscal year ended March 31, 2010.
Name & Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Andre DiMino	2010	99,840	-	-	-	99,840
Chief Executive	2009	142,200	-	-	-	142,200
Officer

Option Awards
Equity
Incentive
	Number of		Plan Awards:
	Securities	Number of	Number of
	Underlying	Securities	Securities
	Unexercised	Underlying	Underlying
	Options	Unexercised	Unexercised	Option	Option
	(#)	Options (#)	Unearned	Exercise	Expiration
Name	Exercisable	Unexercisable	Options (#)	Price ($)	Date

Andre DiMino	1,300,000	-	-	0.29	8/30/2011
DIRECTORS’ COMPENSATION

The Company does not pay fees to its directors, nor does it reimburse its directors for expenses incurred.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding ownership of shares of Company’s common stock, as of June 29, 2010, by (i) each person known to ADM to be the owner of 5% or more of ADM’s common stock (ii) each director and director nominee of ADM, (iii) the Named Officer, and (iv) all directors and officers of ADM as a group. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of the Company’s common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of any shares of Common Stock over which he or she has or shares, directly or indirectly, voting or investment power; or of which he or she has the right to acquire beneficial ownership at any time within 60 days after July 10, 2007. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. Common Stock beneficially owned and percentage ownership is based on 53,939,537 shares of Common Stock outstanding as of June 29, 2010.
	Number of Shares
Name and Address	Beneficially Owned		Percentage

Andre’ DiMino	19,880,883	(1)	35.8%
c/o ADM Tronics Unlimited, Inc.
224 Pegasus Ave.
Northvale, NJ 07647

Vincent DiMino	7,187,928	(2)	13.2%
c/o ADM Tronics Unlimited, Inc.
224 Pegasus Ave.
Northvale, NJ 07647

Eugene Stricker	4,188,700	(3)	7.8%
c/o Fifth Avenue Venture Capital Partners
42 Barrett Road
Lawrence, NY 11559

All Executive Officers and Directors
as a group (three persons)	21,968,811	(4)	39.2%

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

(4) Reference is made to Footnote Nos. 1 and 2.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time prior to 2000, the Company has loaned funds to Andre’ DiMino at an interest rate of 3% per annum. The largest aggregate amount of indebtedness, including interest, outstanding at any time since the beginning of the Company’s fiscal year ended March 31, 2003 was approximately $89,900 and the amount of principal and interest outstanding as of March 31, 2010 was approximately $48,000.

MANAGEMENT SERVICES AGREEMENT

ADM entered into individual management services agreements, dated as of August 15, 2001, with ITI, SMI and Pegasus under which the Company provides such entities with management services and allocates portions of its real property facilities for use by such entities for the conduct of their respective businesses. The management services provided by the Company under the management services agreement include managerial and administrative services, marketing and sales services, clerical and communication services, the maintenance of a checking account and the writing of checks, the maintenance of accounting records and other services in the ordinary course of business. The entities pay ADM for such services on a monthly basis pursuant to an allocation determined by ADM and such entities based on a portion of its applicable costs plus any invoices it receives from third parties specific to each such entity. ADM’s subsidiaries and ITI also use office, manufacturing and storage space in a building located in Northvale, New Jersey, currently leased by the Company, pursuant to the terms of the management services agreement. ADM determines the portion of space allocated to each entity on a monthly basis, and the subsidiaries and ITI are required to reimburse the Company for their respective portions of the lease costs, real property taxes and related costs.

ITI had approximately $17,000 and $69,000 in management services provided to it by ADM pursuant to the management services agreement during the fiscal years ended March 31, 2010 and 2009, respectively.

On August 1, 2009, we entered into an agreement with ITI to provide services described below and canceled our management services agreement described above.  Under the agreement:

●
we provided ITI with engineering services, including quality control and quality assurance services along with regulatory compliance services warehouse fulfillment services and network administration services including hardware and software services;

●	we were paid at the rate of $26,000 per month by ITI for these services; and ITI agreed to terminate the four full time engineers and three part time engineers then employed by ITI.

On February 12, 2010 concurrent with the acquisition of ITI’s assets by IHS, we agreed to provide the above services to IHS and IHS agreed to pay us $26,000 per month for such services pursuant to a Master Services Agreement. In June 2010, it was agreed that IHS would pay $11,000 for June 2010 and $5,000 per month thereafter for reduced services performed by ADM.

MANUFACTURING AGREEMENT

ADM, ITI and SMI are parties to manufacturing agreements, dated as of August 15, 2001, and as amended in February, 2005. The manufacturing agreement with ITI was subsequently assigned to IHS on February 12, 2010. Under the terms of the agreement, the Company has agreed to serve as the exclusive manufacturer of all current and future medical and non-medical electronic and other devices or products to be sold or rented by the entities. For each product that ADM manufactures for each entity, the entity pays ADM an amount equal to 120% of the sum of (i) the actual, invoiced cost for raw materials, parts, components or other physical items that are used in the manufacture of the product and actually purchased for such entity by the Company, if any, plus (ii) a labor charge based on the Company’s standard hourly manufacturing labor rate, which the Company believes is more favorable than could be attained from unaffiliated third-parties. The Company generally purchases and provides ADM with all of the raw materials, parts and components necessary to manufacture the entities’ products. Under the terms of the agreement, if the Company is unable to perform its obligations to either entity under the manufacturing agreement or is otherwise in breach of any provision of the manufacturing agreement, such entity has the right, without penalty, to engage third parties to manufacture some or all of its products. In addition, if the entity elects to utilize a third-party manufacturer to supplement the manufacturing being completed by ADM, such entity has the right to require ADM to accept delivery of its products from these third-party manufacturers, finalize the manufacture of the products to the extent necessary and ensure that the design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process have been met. Reference is made to “Item 1. Description of Business--Manufacturers and Suppliers.”

As reported in its filings with the SEC, on February 12, 2010, ITI sold substantially all of its assets pursuant to the terms of an asset purchase agreement and ITI expects to be dissolved as soon as practicable thereafter. As a result, our future fiscal periods will not include material purchase orders from ITI, and may not include material purchase orders from the purchaser of its assets. As a result of ITI’s asset sale and expected dissolution, we will be required to seek new customers in order to replace such revenue.

Pursuant to the manufacturing agreement, sales of finished goods to ITI during the years ended March 31, 2010 and 2009 were approximately $68,000 and $547,000, respectively.

Director Independence

Our common stock is not listed on a national securities exchange and therefore, we are not subject to any corporate governance requirements regarding independence of board or committee members.  However, we have chosen the definition of independence contained in the rules of The American Stock Exchange, LLC as a benchmark to evaluate the independence of our directors.  Under the AMEX listing standards, an “independent director” of a company means a person who is not an officer or employee of the company or its subsidiaries and who the board of directors has affirmatively determined does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  Our Board of Directors has determined that none of our current directors or David Saloff, who served as a director during our last fiscal year, are independent directors within the meaning of the applicable AMEX listing standard.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by Raich Ende Malter & Co. LLP (“Raich”) for the audit of the Company’s annual consolidated financial statements for the fiscal years ended March 31, 2010 and 2009, and for the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10-QSB for the fiscal years ended March 31, 2010 and 2009, were $55,290 and $71,445, respectively.

AUDIT-RELATED FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2010 and 2009 for assurance and related services by Raich that are reasonably related to the performance of the audit or review of the Company’s financial statements and not reported above under “Audit Fees” were $0 and $1,183, respectively.

TAX FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2010 and 2009 for professional services rendered by Raich for tax compliance, tax advice and tax planning were $12,000 and $12,500, respectively.

ALL OTHER FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2010 and March 31, 2009 for products and services provided by Raich other than the services reported above under “Audit Fees”, “Audit Related Fees” and “Tax Fees” were $0 and $0 respectively.

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

10.8	Master Services Agreement dated February 12, 2010 by and between ADM Tronics Unlimited Inc and Ivivi Health Sciences LLC.

14.1	Code of Ethics is incorporated by reference to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005.
21.1	Subsidiaries of the Company.
31.1	Certification of the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of June, 2010.

ADM TRONICS UNLIMITED, INC.

By:	/s/ Andre’ DiMino
Andre’ Di Mino
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	Andre’ DiMino	Chief Executive Officer (Principal	June 29, 2010
	Andre’ DiMino	Executive Officer, Principal
Financial Officer and Principal
Accounting Officer) and Director

/s/	Vincent DiMino	Director	June 29, 2010
Vincent DiMino