Form 10-Q
period 2010-06-30
ADM TRONICS UNLIMITED INC/DE
filed 2010-08-16
CIK 849401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

53,939,537 shares of Common Stock, $.0005 par value, as of August 16, 2010.

ADM TRONICS UNLIMITED, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	March 31, 2010
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$569,687	$690,975
Accounts receivable, net of allowance for doubtful accounts of $5,352 and $5,352, respectively	165,609	111,484
Inventories	178,786	178,629
Prepaid expenses and other current assets	23,926	25,898
Restricted cash	229,410	228,842

Total current assets	1,167,418	1,235,828

Property and equipment, net of accumulated depreciation of $45,593 and $41,983, respectively	52,456	56,065
Inventory - long term portion	48,697	33,802
Secured convertible note	53,515	52,342
Advances to related parties	48,357	48,285
Intangible assets, net of accumulated amortization of $102,635 and $95,517, respectively	156,614	161,697
Other assets	16,109	16,109

Total assets	$1,543,166	$1,604,128

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$120,573	$122,841
Note payable – bank	181,000	184,000
Note payable - other	17,400	17,400
Accrued expenses and other current liabilities	62,786	40,813

Total current liabilities	381,759	365,054

Note payable - other, net of current maturities	6,650	11,000

Total liabilities	388,409	376,054

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding
Common stock, $.0005 par value; 150,000,000 shares authorized, 53,939,537 shares issued and outstanding at June 30, 2010 and March 31, 2010, respectively	26,970	26,970
Additional paid-in capital	32,153,597	32,153,597
Accumulated deficit	(31,025,810)	(30,952,493)

Total stockholders’ equity	1,154,757	1,228,074

Total liabilities and stockholders’ equity	$1,543,166	$1,604,128

The accompanying notes are an integral part of these consolidated financial statements.

 ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE FIRST QUARTER ENDED JUNE 30, 2010 and 2009
(Unaudited)

	2010	2009

Revenues	$352,793	$335,925

Costs and expenses:
Cost of sales	166,711	168,248
Research and development	14,686	5,108
Selling, general and administrative	245,851	244,048

Total operating expenses	427,248	417,404

Operating loss	(74,455)	(81,479)

Interest income, net	1,138	1,839

Change in fair value of investment in ITI	-	(715,000)

Net loss	($73,317)	($794,640)

Net loss per share, basic and diluted	($0.00)	($0.01)

Weighted average shares outstanding, basic and diluted	53,939,537	53,939,537

The accompanying notes are an integral part of these consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2010 AND 2009
  (Unaudited)

	2010	2009
Cash flows from operating activities:
Net Loss	($73,317)	($794,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,727	14,974
Interest income	(1,173)	-
Net change in fair market value on investment in ITI	-	715,000
Changes in operating assets and liabilities:
(Increase) decrease in:
Inventory	(15,052)	(29,560)
Accounts receivable	(54,125)	(53,938)
Prepaid expenses	(2,641)	(5,126)
Due from affiliate	-	(26,391)
Increase (decrease) in:
Accounts payable and accrued expenses	24,318	82,728
Due to affiliate	-	4,250
Customer deposit - ITI	-	648

Net cash used in operating activities	(111,263)	(92,055)

Cash flows from investing activities:
Advances to related party	(72)	(71)
Payment and services rendered for secured convertible note	-	(10,000)
Payment for patents and trademarks	(2,035)	-
Deposit - restricted cash	(568)	(562)

Net cash used by investing activities	(2,675)	(10,633)

Cash flows from financing activities:
Repayment on note payable - Bank	(3,000)
Repayment on note payable - Other	(4,350)	(4,000)

Net cash (used in) provided by financing activities	(7,350)	(4,000)

Net decrease in cash	(121,288)	(106,688)

Cash at beginning of period	690,975	1,155,786

Cash at end of period	$569,687	$1,049,098

Cash paid for:
Interest	$1,361	$1,950
Income taxes	$3,640	$3,991

Non-cash disclosure:

The Company financed insurance premiums during the period.
Increase in prepaid insurance and accounts payable	$4,613	$5,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(Unaudited)

NOTE 1 - ORGANIZATIONAL MATTERS

ADM Tronics Unlimited, Inc. (“we”, “us”, the “Company” or “ADM”), was incorporated under the laws of the state of Delaware on November 24, 1969.  We are authorized under our Certificate of Incorporation to issue 150,000,000 common shares, with $.0005 par value, and 5,000,000 preferred shares with $.01 par value.

The accompanying condensed consolidated financial statements as of June 30, 2010 (unaudited) and March 31, 2010 and for the three month period ended June 30, 2010 and 2009 (unaudited) have been prepared by ADM pursuant to the rules and regulations of the Securities and Exchange Commission, (“SEC”), including Form 10-Q and Regulation S-X.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and explanatory notes for the year ended March 31, 2010 as disclosed in our annual report on Form 10-K for that year as filed with the SEC, as it may be amended.  The results of the three months ended June 30, 2010, (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending March 31, 2011.

NATURE OF BUSINESS

We are a manufacturing and engineering concern whose principal lines of business are the production and sale of chemical products and the manufacture and sale of electronics. On July 17, 2009, we purchased the assets of Antistatic Industries of Delaware, Inc., (“Antistatic”) a company involved in the research, development and manufacture of water-based and proprietary electrically conductive paints, coatings and other products and accessories which can be used by electronics, computer, pharmaceutical and chemical companies to prevent, reduce or eliminate static electricity.

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

During the three months ended June 30, 2009, we invested in Wellington Scientific, LLC (“Wellington”) which has rights to an electronic uroflowmetry diagnostic medical device technology.  These products are currently distributed in South Africa, but are not compliant with United States FDA requirements for distribution in the United States. We have commenced making modifications to the design of these products for compliance with FDA standards and to create the required documentation for distribution of these products in the United States.  In addition, we will be the exclusive manufacturer of these products for Wellington, pursuant to an agreement, and shall receive a percentage of future sales, if any. To date there have been no sales of this product.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows the accounting pronouncements with respect to fair value measurements. Please refer to Note 4 for additional details.  For certain of our financial instruments, including accounts receivable, inventories, secured convertible note, accounts payable, accrued expenses, and notes payable – other,  the carrying amounts approximate fair value due to their relatively short maturities.

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

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser.  Revenue from the sale of the electronics we manufactured for Montvale Technologies, Inc. (formerly known as Ivivi Technologies, Inc.) (“ITI”), through February 12, 2010, and manufactured for Ivivi Health Sciences, LLC (“IHS”), subsequent to February 12, 2010, is recognized upon completion of the manufacturing process and shipment of product. Shipping and handling charges and costs have been de minimis. We offer a limited 90 day warranty on our electronics products and a limited 5 year warranty on our electronic controllers for spas and hot tubs. Historically, the amount of warranty revenue included in the sales of our electronic products has been de minimis. We have no other post shipment obligations and sales returns have been de minimis.

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to approximately $5,441 and $2,935 for the three months ended June 30, 2010 and  2009, respectively.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs consist of expenditures for the research and development of patents and technology, which are not capitalizable. Our research and development costs consist mainly of labor costs in developing new products.

WARRANTY LIABILITIES

We offer a limited 90 day warranty on our electronics products and a 5 year limited warranty on all of our electronic controllers for spas and hot tubs sold through Action Industries Unlimited, LLC, (“Action”).  These product lines’ past experience has resulted in immaterial costs associated with warranty issues. Therefore, no warranty liabilities have yet been recorded. Based on prior experience, no amounts have been accrued for potential warranty costs and such costs were nominal, less than $500, for the three months ended June 30, 2010 and 2009.

RESTRICTED CASH

Restricted cash represents funds on deposit with a financial institution that secure the bank note payable, discussed in “Note 10 – Note Payable, Bank”.

NET LOSS PER SHARE

We compute basic loss per share by dividing net loss by the weighted average number of common shares outstanding.  Diluted loss per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if such potential shares were issued and if the additional shares were dilutive.  Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

Per share basic and diluted net loss amounted to $0.00 and $0.01 for the three months ended June 30, 2010 and 2009, respectively.  The assumed exercise of common stock equivalents was not utilized for the three month period ended June 30, 2010 and 2009, since the effect would be anti-dilutive.  There were 2,750,000 and 11,626,854 common stock equivalents at June 30, 2010 and 2009, respectively.

NON-CASH INVESTING ACTIVITY
Non-cash investing activity is excluded from the consolidated statement of cash flows. For the three months ended June 30, 2010, the balance due based on the year ended March 31, 2010, non-cash activites included the following:

Asset Acquisition of Antistatic Industries of Delaware, Inc.:
Fair Value of assets acquired in fiscal year 2010	$66,920

Cash paid to Seller	$(26,920)
Cash paid to Seller under Note Payable	(15,950)
Note payable outstanding at June 30, 2010	(24,050)
$(66,920)

Year ended March 31, 2010 Asset Acquisitions
Details of Acquisition
Fair Value of assets acquired in fiscal year 2010	$66,920
Note Payable balance at June 30, 2010	(24,050)
Total cash paid for acquisition	$42,870

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

NOTE 3 - INVENTORY

Inventory at June 30, 2010 (unaudited) consisted of the following:

	Current	Long Term	Total
Raw materials	$149,411	$37,885	$187,296
Finished goods	29,375	10,812	40,187
	$178,786	$48,697	$227,483

Inventory at March 31, 2010 consisted of the following:

	Current	Long Term	Total
Raw materials	$134,544	$23,113	$157,657
Finished goods	44,085	10,689	54,774
	$178,629	$33,802	$212,431

The Company values its inventories at the first in, first out (“FIFO”) method at the lower of cost or market.

NOTE 4 – FAIR VALUE MEASUREMENTS

The Company follows the accounting pronouncement with respect to fair value of financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. The pronouncement defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The pronouncement also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The pronouncement describes three levels of inputs that may be used to measure fair value:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets measured at fair value on a recurring basis at June 30, 2010:

	Level 1	Level 2	Level 3	Total
Investment in ITI	$32,500	$(32,500)	$--	$0

During the quarter ended June 30, 2009, management had determined the investment in ITI should be valued using both Level 1 and Level 2 inputs.

In August 2009, ITI notified the public through its filings with the SEC, it would most likely not be able to continue its operations. On February 12, 2010, ITI sold substantially all of its assets to IHS, and in an additional filing with the SEC, it indicated that proceeds from such sale would not be sufficient to pay all of its liabilities. ITI also publicly stated that it intended to liquidate and anticipated there would not be a distribution to its shareholders. In August 2009, the Company recorded a decrease in fair value of $715,000 writing down the investment in ITI to $0.

The following table presents assets measured at fair value on a recurring basis at March 31, 2010:

	Level 1	Level 2	Level 3	Total
Investment in ITI	$715,000	$(715,000)	$--	$--

NOTE 5 – NOTE RECEIVABLE

On June 4, 2009 the Company invested in Wellington which has rights to an electronic uroflowmetry diagnostic medical device technology.  The Company invested a total of $50,000, with $10,000 provided in cash, and $40,000 in services to Wellington.  Wellington issued a convertible note to the Company for a principal amount of $50,000 with an interest rate of 10% due at various dates through April 2011.  The total of the note receivable and accrued interest at June 30, 2010 was $53,515.

NOTE 6 -	INTANGIBLE ASSETS
Intangible assets are being amortized using the straight line method over periods ranging from 3-15 years with a weighted average remaining life of approximately 6.6 years.

	June 30, 2010			March 31, 2010
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$73,803	($58,530)	$15,273	$71,768	($58,026)	$13,742
Formulas	25,446	(1,626)	23,820	25,446	(1,201)	24,245
Non-Compete Agreement	50,000	(13,095)	36,905	50,000	(11,310)	38,690
Controller Design	100,000	(26,190)	73,810	100,000	(22,619)	77,381
Customer List	10,000	(3,194)	6,806	10,000	(2,361)	7,639
	$259,249	($102,635)	$156,614	$257,214	($95,517)	$161,697

Amortization expense was $7,118 and $11,721 for the three months ended June 30, 2010 and 2009, respectively. Estimated aggregate future amortization expense related to intangible assets is as follows:

2011	21,400
2012	28,305
2013	25,586
2014	24,520
2015	24,471
Thereafter	32,332
$156,614

During March 31, 2010, management had reviewed intangibles as part of their annual review and had decided to write off customer list intangibles due to impairment loss related to their subsidiary Action. The carrying amount of the intangible exceeds the sum of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. The net book value of $29,510 was written off for customer lists in March 2010.

Based upon its review, management believed the remaining intangibles have not been impaired as of June 30, 2010.

NOTE 7 - CONCENTRATIONS

During the three month period ended June 30, 2010, two customers accounted for 36% of our revenue, during such period IHS accounted for 5% of our revenue.  As of June 30, 2010, one customer represented approximately 55% of our accounts receivable.

During the three month period ended June 30, 2009, two customers accounted for approximately 55% of our revenue, during such period ITI accounted for 12% of our revenue.  As of June 30, 2009, one customer represented approximately 78% of our accounts receivable.

NOTE 8 - SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Electronics	Total
Three months ended June 30, 2010
Revenues from external customers	$275,368	$77,425	$352,793
Segment operating gain/(loss)	$26,822	$(101,277)	$(74,455)

Three months ended June 30, 2009
Revenues from external customers	$247,814	$88,111	$335,925
Segment operating gain/(loss)	$(5,416)	$(76,063)	$(81,479)

Total assets at June 30, 2010	$947,994	$595,172	$1,543,166

Total assets at March 31, 2010	$1,012,324	$591,804	$1,604,128

NOTE 9 - RELATED PARTY TRANSACTIONS

ADVANCES TO RELATED PARTIES

As of  June 30, 2010 and March 31, 2010, ADM was owed $9,552 and $9,552, respectively, from advances made to an officer. No advances have been made since 2000. The advances bear interest at the rate of 3% per year. Interest accrued for the three months ended June 30, 2010 and 2009 was $72 and $71, respectively. Total accrued interest at June 30, 2010 and March 31, 2010 was $38,805 and $38,733, respectively.

NOTE 10 – NOTE PAYABLE, BANK

The Company entered into a note payable with a commercial bank in the amount of $200,000.  This note bears interest at a rate of 2.98% and is secured by cash on deposit with the institution, which is classified as restricted cash.  Amounts outstanding under the note are payable on demand, and interest is payable monthly. The principal balance of the note at June 30, 2010 was $181,000.

NOTE 11 – NOTE PAYABLE – OTHER

On July 17, 2009, we purchased the assets of Antistatic, a company involved in the research, development and manufacture of water-based and proprietary electrically conductive paints, coatings and other products and accessories.   The purchase price for the assets was $66,920 of which $38,520 was paid during the fiscal year ending March 31, 2010, $4,350 was paid during the first quarter of fiscal year 2011 and the balance of $24,050 is a note payable, bearing imputed interest rate of 3.5% per annum, which will be repaid over the next 14 months.

The fair value assigned to the acquired assets was as follows:
Inventory	$11,474
Equipment	10,000
Patents and trademarks	10,000
Formulas	25,446
Customer list	10,000
Total	$66,920

NOTE 12 – SUBSEQUENT EVENTS

Subsequent Events have been evaluated through August 16, 2010, the date the financial statements were filed with the SEC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the “safe harbor” provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words “may”, “expects”, “believes”, “anticipates”, “intends”, “forecasts”, “projects”, or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management’s current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-Q to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under “Item. 1 Description of Business – Risk Factors” and elsewhere in or incorporated by reference into our Annual Report on Form 10-K for the year ended March 31, 2010.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION:

CHEMICALS:
Revenues are recognized when products are shipped to end users.  Shipments to distributors are recognized as sales where no right of return exists.

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser.  Revenue from the sale of the electronics we manufacture for IHS is recognized upon completion of the manufacturing process and shipment of product.  Shipping and handling charges and costs are immaterial. We offer a limited 90 day warranty on our electronics products and a limited 5 year warranty on our electronic controllers for spas and hot tubs. Historically, the amount of warranty revenue included in the sales of our electronic products have been de minimis. We have no other post shipment obligations and sales returns have been de minimis.

WARRANTY LIABILITIES

We offer a limited 90 day warranty on our electronics products and a 5 year limited warranty on all of our electronic controllers for spas and hot tubs sold through Action.  This product lines’ past experience has resulted in de minimis costs associated with warranty issues.  Therefore, no warranty liabilities have yet been recorded.

USE OF ESTIMATES:

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including the expected economic life and value of our medical devices, options and warrant expenses related to compensation to employees and directors, consultants and investment banks, allowance for doubtful accounts, those related to reserves, deferred tax assets and valuation allowance, impairment of long-lived assets, fair value of equity instruments issued to consultants for services and fair value of equity instruments issued to others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above described items, are reasonable.

BUSINESS OVERVIEW

ADM is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. During the years ended March 31, 2010 and 2009, our operations were conducted through ADM itself and its subsidiaries, Pegasus Laboratories, Inc. and Sonotron Medical Systems, Inc and since August 2008, Action. In addition, the Company owns a minority interest in Montvale Technologies Inc, (formerly known as Ivivi Technologies Inc.) (“ITI”), which until October 18, 2006 was operated as a subsidiary of the Company. ITI was deconsolidated as of October 18, 2006 upon the consummation of ITI’s initial public offering. Our investment in ITI from October 18, 2006 through March 31, 2008 was reported under the equity method of accounting. Since April 1, 2008 we reported our investment in ITI at fair value.  As reported by ITI, on February 12, 2010 all of ITI’s assets were acquired by IHS, an unaffiliated entity controlled by ITI’s former Chairman of the Board. Concurrent with such asset sale, the Company entered into agreements with IHS for services related to engineering and regulatory matters, and the previous manufacturing agreement with ITI was assigned to IHS.

We are a technology-based developer and manufacturer of diversified lines of products in the following four areas: (1) environmentally safe chemical products for industrial use, (2) electronic products for numerous industries, including therapeutic non-invasive electronic medical devices and electronic controllers for spas and hot tubs, (3) cosmetic and topical dermatological products and (4) Antistatic paint and coatings products.  We have historically derived most of our revenues from the development, manufacture and sale of chemical products, and, to a lesser extent, from our electronics and topical dermatological products.  Recently our contract manufacturing schedule for ITI’s electronics production has been completed. We have not received any material additional purchase orders from IHS, the purchaser of the assets of ITI. Our Electronics segment includes our Action and SMS subsidiaries, and our Chemical segment includes our PLI subsidiary.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2010 AS COMPARED TO JUNE 30, 2009

REVENUES

Revenues were $352,793 for the three months ended June 30, 2010 as compared to $335,925 for the three months ended June 30, 2009, an increase of $16,868, or 5%.  The increase resulted from an increase in sales to customers in our new Antistatic division, acquired in July 2009, in the amount of $41,954, and an increase in sales to customers from our Sonotron subsidiary in the amount of $22,026. These increases were offset by a decrease in sales from two existing electronics customers in the amount of $34,838, which includes a decrease in sales to one existing customer in the amount of $9,416 and decrease in sales to ITI, now IHS, in the amount of $25,391. We also had a slight decrease in sales from customers in our chemical segment, excluding Anti-static, in the amount of $13,425. Gross profit was $186,082, or 53%, for the three months ended June 30, 2010 and $167,677, or 50% for the three months ended June 30, 2009.  Gross profit percentages increased in our chemical division 7% due to the increase in sales in our Antistatic division and decreased labor cost percentages and a slight decrease in raw material and finished goods cost percentages. Gross profit percentages decreased 17% in our electronics division due to an overall decrease in sales, a slight increase in labor cost percentages and an increase in cost of materials percentages.

We are highly dependent upon certain customers to generate our revenues. For the three months ended June 30, 2010, two customers accounted for 36% of our revenue, during such period that IHS accounted for 5%, and for the three months ended June 30, 2009, two customers accounted for approximately 55% of our revenue, during such period ITI accounted for 12% of our revenue. The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results. Additionally, as a result of the February 12, 2010 asset purchase sale of assets from ITI to IHS, we have not, and likely will not in the future, receive material purchase orders from IHS and we will need to seek new customers in order to increase our revenues.

OPERATING LOSS

Loss from operations for the three months ended June 30, 2010 was $74,455, decreased $7,024, or 9%, compared to a loss from operations for the three months ended June 30, 2010 of $81,479. Selling, general and administrative expenses increased by $1,803, or 1%, from $244,048 to $245,852. We had decreased compensation costs in the amount of $15,897, decreased travel and entertainment costs in the amount of $4,568, decreased depreciation and amortization costs in the amount of $4,245 and decreased insurance costs in the amount of $3,995. Offsetting, were increased freight costs in the amount of $4,614, increased consulting fees in the amount of $12,000 and increased unreimbursed engineering, regulatory and IT expenses in the amount of $11,166. Research and development expenses increased by $9,578, or 188%, from $5,108 to $14,686, as a result of new research and development activities during the first quarter of 2011, in addition to research and development activities being performed by an outside consultant, previously performed in house and previously included in compensation costs. Cost of sales decreased by $1,537, or 1% from $168,248 to $166,711, offsetting, were an increase in sales in our Antistatic division and Sonotron subsidiary, offset by a decrease in cost of sales in our chemical segment, excluding Antistatic, and a decrease in manufacturing salaries expense.

NET LOSS AND NET LOSS PER SHARE

Net loss for the three months ended June 30, 2010 was $73,317, or $0.00 per share, compared to a net loss for the three months ended June 30, 2009 of $794,640, or $0.01 per share. During the three months ended June 30, 2010 and 2009, we recorded a decrease in fair value of $0 and $715,000, respectively,  from our investment in ITI, writing our investment down to $0.  Interest income decreased $701 to $1,138 in the three months ended June 30, 2010, from $1,839 in the three months ended June 30, 2009, due to decreased funds invested in a money market account, offset by an increase in accrued interest receivable on a convertible note issued to Wellington.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2010, we had cash and equivalents of $569,687 as compared to $690,975 at March 31, 2010. The $121,288 decrease was primarily the result of cash used in operations during the three month period in the amount of $111,263, cash used in investing activities of $7,025 and cash used in financing activities in the amount of $3,000. Our cash will continue to be used for increased marketing costs, and the related administrative expenses, in order to attempt to increase our revenue.  We expect to have enough cash to fund operations for the next twelve months. Our note payable of $181,000 at June 30, 2010, is secured and collateralized by restricted cash of $229,410. This note bears an interest rate of 2.98%.

On July 17, 2009 we purchased the assets of Antistatic, a company involved in the research, development and manufacture of water-based and proprietary electrically conductive paints, coatings and other products and accessories.   The purchase price for the assets was $66,920 of which $38,520 was paid during the fiscal year ending March 31, 2010, $4,350 was paid during the first quarter of fiscal year 2011 and the balance of $24,050 is a note payable, bearing an imputed interest rate of 3.5% per annum, which will be repaid over the next 14 months.

OPERATING ACTIVITIES

Net cash used by operating activities was $111,263 for the three months ended June 30, 2010, as compared to net cash used by operating activities of $92,055 for the three months ended June 30, 2009.  The use of cash during the three months ended June 30, 2010 was primarily due to a net loss of $73,317 and an increase in operating liabilities of $24,318, and an increase in net operating assets of $71,818.

The use of cash during the three months ended June 30, 2009 was primarily due to a net loss of $794,640 and an increase in operating liabilities of $87,626, which was primarily offset by a change in the fair market value of our investment in ITI of $715,000 and an increase in net operating assets of $115,015.

INVESTING ACTIVITIES

For the three months ended June 30, 2010, net cash used by investing activities was $2,675.  The primary use of cash was for payments in the amount of $2,035 for patents and trademarks.

For the three months ended June 30, 2009, net cash used by investing activities was $10,633.  The primary use of cash was for an investment of $10,000 in Wellington for the issuance of a secured convertible note with an interest rate of 10%.

FINANCING ACTIVITIES

For the three months ended June 30, 2010, net cash used for financing activities was $7,350, of which $3,000 was used for repayment on a note from a commercial bank to facilitate our acquisition of Action. In addition, $4,350 was used for repayment of notes payable – other.

For the three months ended June 30, 2009, net cash used for financing activities was $4,000, which was used for repayment on a note from a commercial bank to facilitate our acquisition of Action.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and our investment in ITI. We have no control over the market value of our investment in ITI.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  Management necessarily applies its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based on that evaluation as of June 30, 2010, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, as of the date of their evaluation, to ensure that the information required to be disclosed by us in the reports that we file or submit, under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended March 31, 2010.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. OTHER INFORMATION

None

ITEM 5. EXHIBITS.

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
August 16, 2010