Form 10-Q
period 2010-09-30
ADM TRONICS UNLIMITED INC/DE
filed 2010-11-15
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

53,939,537 shares of Common Stock, $.0005 par value, as of  November 15, 2010.

ADM TRONICS UNLIMITED, INC.

INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	March 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$484,163	$690,975
Accounts receivable, net of allowance for doubtful accounts of $3,732 and $5,352, respectively	100,484	111,484
Inventories	220,755	178,629
Prepaid expenses and other current assets	26,293	25,898
Restricted cash	229,939	228,842

Total current assets	1,061,634	1,235,828

Property and equipment, net of accumulated depreciation of $49,203 and $41,983, respectively	48,846	56,065
Inventory - long term portion	47,560	33,802
Secured convertible note	54,523	52,342
Advances to related parties	31,525	48,285
Intangible assets, net of accumulated amortization of $109,808 and $95,517, respectively	153,091	161,697
Other assets	16,109	16,109

Total assets	$1,413,288	$1,604,128

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$194,316	$122,841
Note payable – bank	178,000	184,000
Note payable - other	19,700	17,400
Accrued expenses and other current liabilities	67,453	40,813

Total current liabilities	459,469	365,054

Note payable - other, net of current maturities	-	11,000

Total liabilities	459,469	376,054

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0005 par value; 150,000,000 shares authorized, 53,939,537 shares issued and outstanding at September 30, 2010 and March 31, 2010, respectively	26,970	26,970
Additional paid-in capital	32,153,597	32,153,597
Accumulated deficit	(31,226,748)	(30,952,493)

Total stockholders’ equity	953,819	1,228,074

Total liabilities and stockholders’ equity	$1,413,288	$1,604,128

The accompanying notes are an integral part of these
consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2010 and 2009
(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30
	2010	2009	2010	2009

Revenues	$264,730	$263,263	$617,523	$599,187

Costs and expenses:
Cost of sales	155,389	162,927	322,100	331,175
Research and development	10,007	11,249	24,693	16,356
Selling, general and administrative	301,000	208,257	546,851	452,305

Total operating expenses	466,396	382,433	893,644	799,836

Operating loss	(201,666)	(119,170)	(276,121)	(200,649)

Interest income, net	728	2,036	1,866	3,875

Change in fair value of investment in ITI	-	-	-	(715,000)

Net loss	($200,938)	($117,134)	($274,255)	($911,774)

Net loss per share, basic and diluted	($0.00)	($0.00)	($0.01)	($0.02)

Weighted average shares outstanding, basic and diluted	53,939,537	53,939,537	53,939,537	53,939,537

The accompanying notes are an integral part of these
consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(Unaudited)

	2010	2009

Cash flows from operating activities:
Net loss	($274,255)	($911,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,510	29,181
Bad debt recovery	(1,620)	-
Interest income	(2,181)	(326)
Net change in fair market value on investment in ITI	-	715,000
Changes in operating assets and liabilities:
(Increase) decrease in:
Inventory	(55,884)	(31,808)
Accounts receivable	12,620	(4,588)
Prepaid expenses	(5,008)	(11,876)
Due from affiliate	-	(1,299)
Increase (decrease) in:
Accounts payable and accrued expenses	102,728	78,360
Due to affiliate	-	2,964
Customer deposit - ITI	-	8,561

Net cash used in operating activities	(202,090)	(127,605)

Cash flows from investing activities:
Repayment (advances to) from related party	16,760	(143)
Payment and services rendered for secured convertible note	-	(31,114)
Payment for patents and trademarks	(5,685)	-
Payment for asset acquisitions	-	(29,820)
Deposit - restricted cash	(1,097)	(1,131)

Net cash (used in) provided by investing activities	9,978	(62,208)

Cash flows from financing activities:
Repayments on note payable - Bank	(6,000)	(7,000)
Repayments on note payable - Other	(8,700)	-
Net cash (used in) financing activities	(14,700)	(7,000)

Net decrease in cash	(206,812)	(196,813)

Cash at beginning of period	690,975	1,155,786

Cash at end of period	$484,163	$958,973

Cash paid for:
Interest	$2,680	$3,394
Income taxes	$3,640	$5,421

Non-cash disclosure:

The Company financed insurance premiums during the period.
Increase in prepaid insurance and accounts payable	$4,613	$9,672

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(Unaudited)

NOTE 1 - ORGANIZATIONAL MATTERS

ADM Tronics Unlimited, Inc. (“we”, “us”, the “Company” or “ADM”), was incorporated under the laws of the state of Delaware on November 24, 1969.  We are authorized under our Certificate of Incorporation to issue 150,000,000 common shares, with $.0005 par value, and 5,000,000 preferred shares with $.01 par value.

The accompanying condensed consolidated financial statements as of September 30, 2010 (unaudited) and March 31, 2010 and for the three and six month period ended September 30, 2010 and 2009 (unaudited) have been prepared by ADM pursuant to the rules and regulations of the Securities and Exchange Commission, (“SEC”), including Form 10-Q and Regulation S-X.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and explanatory notes for the year ended March 31, 2010 as disclosed in our annual report on Form 10-K for that year as filed with the SEC, as it may be amended.  The results of the three and six months ended September 30, 2010, (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending March 31, 2011.

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

During the three months ended June 30, 2009, we invested in Wellington Scientific, LLC (“Wellington”) which has rights to an electronic uroflowmetry diagnostic medical device technology.  These products are currently distributed in South Africa, but are not compliant with United States FDA requirements for distribution in the United States. In the three months ended September 30, 2010 we have finalized making modifications to the design of these products for compliance with FDA standards and to create the required documentation for distribution of these products in the United States. The product is now ready for production. In addition, we will be the exclusive manufacturer of these products for Wellington, pursuant to an agreement, and shall receive a percentage of future sales, if any. To date there have been no sales of this product.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows the accounting pronouncements with respect to fair value measurements. Please refer to Note 4 for additional details.  For certain of our financial instruments, including accounts receivable, inventories, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their relatively short maturities. Loans approximate their fair value (using level three inputs) as the current interest rates on such instruments approximate current market rates on similar instruments.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to $1,929 and $1,699 for the three months ended September 30, 2010 and  2009, respectively, and $7,370 and $4,634 for the six months ended September 30, 2010 and 2009, respectively.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs consist of expenditures for the research and development of patents and technology, which are not capitalizable. Our research and development costs consist mainly of labor costs in developing new products.

WARRANTY LIABILITIES

We offer a limited 90 day warranty on our electronics products and a 5 year limited warranty on all of our electronic controllers for spas and hot tubs sold through Action Industries Unlimited, LLC, (“Action”).  These product lines’ past experience has resulted in immaterial costs associated with warranty issues. Therefore, no warranty liabilities have yet been recorded. Based on prior experience, no amounts have been accrued for potential warranty costs and such costs were nominal, less than $500, for the three months and six months ended September 30, 2010 and 2009.

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

Per share basic and diluted net loss amounted to $0.00 and $0.00 for the three months ended September 30, 2010 and 2009, respectively, and $0.01 and $0.02 for the six months ended September 30, 2010 and 2009, respectively.  The assumed exercise of common stock equivalents was not utilized for the six month period ended September 30, 2010 and 2009, since the effect would be anti-dilutive.  There were 2,750,000 and 5,579,320 common stock equivalents at September 30, 2010 and 2009, respectively.

NON-CASH INVESTING ACTIVITY
Non-cash investing activity is excluded from the consolidated statement of cash flows. For six months ended September 30, 2010, the non-cash activities based on the year ended March 31, 2010, included the following:

Asset Acquisition of Antistatic Industries of Delaware, Inc.:
Fair Value of assets acquired in fiscal year 2010	$66,920

Cash paid to Seller	$(26,920)
Cash paid to Seller under Note Payable	(20,300)
Note payable outstanding at September 30, 2010	(19,700)
$(66,920)

Year ended March 31, 2010 Asset Acquisitions
Details of Acquisition
Fair Value of assets acquired in fiscal year 2010	$66,920
Note Payable balance at September 30, 2010	(19,700)
Total cash paid for acquisition	$47,220

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

NOTE 3 - INVENTORY

Inventory at September 30, 2010 (unaudited) consisted of the following:

	Current	Long Term	Total
Raw materials	$180,793	$36,747	$217,540
Finished Goods	39,963	10,812	50,775
	$220,755	$47,560	$268,315

Inventory at March 31, 2010 consisted of the following:

	Current	Long Term	Total
Raw materials	$134,544	$23,113	$157,657
Finished Goods	44,085	10,689	54,774
	$178,629	$33,802	$212,431

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets measured at fair value on a recurring basis at September 30, 2010:

	Level 1	Level 2	Level 3	Total
Investment in ITI	$32,500	$(32,500)	$--	$--

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

NOTE 5 – NOTE RECEIVABLE

On June 4, 2009 the Company invested in Wellington which has rights to an electronic uroflowmetry diagnostic medical device technology.  The Company invested a total of $50,000, with $10,000 provided in cash, and $40,000 in services to Wellington.  Wellington issued a convertible note to the Company for a principal amount of $50,000 with an interest rate of 10% due at various dates through April 2011.  The total of the note receivable and accrued interest at September 30, 2010 was $54,523.

NOTE 6 – INTANGIBLE ASSETS
Intangible assets are being amortized using the straight line method over periods ranging from 3-15 years with a weighted average remaining life of approximately 6.4 years.

	September 30, 2010			March 31, 2010
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$77,453	($59,087)	$18,366	$71,768	($58,026)	$13,742
Formulas	25,446	(2,050)	23,396	25,446	(1,201)	24,245
Non-Compete Agreement	50,000	(14,881)	35,119	50,000	(11,310)	38,690
Controller Design	100,000	(29,762)	70,238	100,000	(22,619)	77,381
Customer List	10,000	(4,028)	5,972	10,000	(2,361)	7,639
	$262,899	($109,808)	$153,091	$257,214	($95,517)	$161,697

Amortization expense was $14,291 and $22,677 for the six months ended September 30, 2010 and September 30,  2009, respectively.

Estimated aggregate future amortization expense related to intangible assets is as follows:

2011	$14,368
2012	28,548
2013	25,829
2014	24,764
2015	24,714
Thereafter	34,868
$153,091

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

Based upon its review, management believes the remaining intangibles have not been impaired as of September 30, 2010.

NOTE 7 - CONCENTRATIONS

During the three month period ended September 30, 2010, three customers accounted for 37% of our revenue, during such period IHS accounted for 5% of our revenue.  As of September 30, 2010, two customers represented approximately 42% of our accounts receivable.

During the three month period ended September 30, 2009, three customers accounted for 62% of our revenue, during such period, ITI accounted for 2% of our revenue.  As of September 30, 2009, three customers represented approximately 70% of our accounts receivable.

During the six month period ended September 30, 2010, two customers accounted for 32% of our revenue, during such period IHS accounted for 5% of our revenue.  As of September 30, 2010, two customers represented approximately 42% of our accounts receivable.

During the six month period ended September 30, 2009, three customers accounted for approximately 60% of our revenue, during such period ITI accounted for 8% of our revenue.  As of September 30, 2009, three customers represented approximately 70% of our accounts receivable.

NOTE 8 - SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Electronics	Total
Three months ended September 30, 2010
Revenues from external customers	$203,033	$61,697	$264,730
Segment operating (loss)	$(45,930)	$(155,736)	$(201,666)

Three months ended September 30, 2009
Revenues from external customers	$196,904	$66,359	$263,263
Segment operating (loss)	$(12,254)	$(106,916)	$(119,170)

Six months ended September 30, 2010
Revenues from external customers	$478,401	$139,122	$617,523
Segment operating (loss)	$(19,108)	$(257,013)	$(276,121)

Six months ended September 30, 2009
Revenues from external customers	$444,718	$154,469	$599,187
Segment operating (loss)	$(17,670)	$(182,979)	$(200,649)

Total assets at September 30, 2010	$799,471	$613,817	$1,413,288

Total assets at March 31, 2010	$1,012,324	$591,804	$1,604,128

NOTE 9 - RELATED PARTY TRANSACTIONS

ADVANCES TO RELATED PARTIES

As of September 30, 2010 and March 31, 2010, ADM was owed $0 and $9,552, respectively, from advances made to an officer. No advances have been made since 2000. The advances bear interest at the rate of 3% per year. Interest accrued for the six months ended September 30, 2010 and 2009 was $72 and $143, respectively. Total accrued interest at September 30, 2010 and March 31, 2010 was $31,525 and $38,733, respectively.

NOTE 10 – NOTE PAYABLE, BANK

The Company entered into a note payable with a commercial bank in the amount of $200,000.  This note bears interest at a rate of 2.98% and is secured by cash on deposit with the institution, which is classified as restricted cash.  Amounts outstanding under the note are payable on demand, and interest is payable monthly. The principal balance of the note at September 30, 2010 and March 31, 2010 was $178,000 and $184,000, respectively.

NOTE 11 – NOTE PAYABLE – OTHER

On July 17, 2009, we purchased the assets of Antistatic, a company involved in the research, development and manufacture of water-based and proprietary electrically conductive paints, coatings and other products and accessories.   The purchase price for the assets was $66,920 of which $38,520 was paid during the fiscal year ending March 31, 2010, $8,700 was paid during the first and second quarters of fiscal year 2011 and the balance of $19,700 is a note payable, bearing imputed interest rate of 3.5% per annum, which will be repaid over the next 11 months.

The fair value assigned to the acquired assets was as follows:

Inventory	$11,474
Equipment	10,000
Patents and trademarks	10,000
Formulas	25,446
Customer list	10,000
Total	$66,920

NOTE 12 – SUBSEQUENT EVENTS

Subsequent Events have been evaluated through November 15, 2010, the date the financial statements were filed with the SEC.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AS COMPARED TO SEPTEMBER 30, 2009

REVENUES

Revenues were $264,730 for the three months ended September 30, 2010 as compared to $263,263 for the three months ended September 30, 2009, an increase of $1,467, or 0.56%.  We had increases in sales to customers in our Antistatic division, acquired in July 2009, in the amount of $15,006, and an increase in sales to a customer from our Sonotron subsidiary in the amount of $11,040. These increases were offset by a net decrease in sales from two existing electronics customers in the amount of $9,162, which includes a decrease in sales to one existing customer in the amount of $19,124 offset by an increase in sales to ITI, now IHS, in the amount of $6,563. We also had a slight decrease in sales from customers in our chemical segment, excluding Antistatic, in the amount of $8,480. Gross profit was $109,341, or 41%, for the three months ended September 30, 2010 and $100,336, or 38% for the three months ended September 30, 2009.  Gross profit percentages decreased in our chemical division 7% due to the increase in cost of materials percentages in our Antistatic division and slightly increased labor cost percentages, in the amount of 1% and a slight increase in raw material and finished goods cost percentages in the amount of 4%. Although we had a decrease in electronics sales, gross profit percentages increased 28% in our electronics division due to a 6% decrease in labor cost percentages and a 20% decrease in cost of materials percentages.

We are highly dependent upon certain customers to generate our revenues. For the three months ended September 30, 2010, three customers accounted for 37% of our revenue, during such period that IHS accounted for 5%, and for the three months ended September 30, 2009, three customers accounted for approximately 62% of our revenue, during such period ITI accounted for 2% of our revenue. The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results. Additionally, as a result of the February 12, 2010 asset purchase sale of assets from ITI to IHS, we have not, and likely will not in the future, receive material purchase orders from IHS and we will need to seek new customers in order to increase our revenues.

OPERATING LOSS

Loss from operations for the three months ended September 30, 2010 was $201,666, increased $82,496, or 69%, compared to a loss from operations for the three months ended September 30, 2009 of $119,170. Selling, general and administrative expenses increased by $92,743, or 45%, from $208,257 to $301,000. We had increased compensation costs in the amount of $44,844, including bonuses paid and accounting services previously being performed by an outside consultant now included in administrative salaries. We had increased computer costs in the amount of $3,299, increased consulting expenses for Antistatic in the amount of $4,000, and increased unreimbursed engineering, regulatory and IT expenses in the amount of $65,251. Offsetting, were decreases in depreciation and amortization costs in the amount of $3,426, decreased insurance expense in the amount of $2,010, decreased accounting fees in the amount of $7,639 and decreases in legal expenses in the amount of $6,139. Cost of sales decreased by $7,538, or 5% from $162,927 to $155,389. We had a decrease in cost of sales in our electronics segment, excluding Sonotron, and a slight decrease in cost of sales in our chemical division, excluding Antistatic, and a slight decrease in manufacturing salaries expense. Offsetting, was an increase in cost of sales due to the increase in sales in our Antistatic division and Sonotron subsidiary.

NET LOSS AND NET LOSS PER SHARE

Net loss for the three months ended September 30, 2010 was $200,938, or $0.00 per share, compared to a net loss for the three months ended September 30, 2009 of $117,134, or $0.00 per share. Interest income decreased $1,308 to $728 in the three months ended September 30, 2010, from $2,036 in the three months ended September 30, 2009, due to decreased funds invested in a money market account, offset by an increase in accrued interest receivable on a convertible note issued to Wellington.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010 AS COMPARED TO SEPTEMBER 30, 2009

REVENUES

Revenues were $617,523 for the six months ended September 30, 2010 as compared to $599,187 for the six months ended September 30, 2009, an increase of $18,336, or 3%.  The increase resulted from an increase in sales to customers in our Antistatic division, acquired in July 2009, in the amount of $56,960, and an increase in sales to customers from our Sonotron subsidiary in the amount of $33,066. These increases were offset by a decrease in sales from two existing electronics customers in the amount of $44,000, which includes a decrease in sales to one existing customer in the amount of $28,541 and decrease in sales to ITI, now IHS, in the amount of $18,828. We also had a decrease in sales from customers in our chemical segment, excluding Antistatic, in the amount of $21,904, including a decrease in sales from two existing customers in the amount of $83,281 and an increase in sales from one of our new customers in the amount of $32,025.  Gross profit was $295,423, or 48%, for the six months ended September 30, 2010 and $268,012, or 45% for the six months ended September 30, 2009.  Gross profit percentages increased slightly in our chemical division 1% due to the increase in sales in our Antistatic division and slightly decreased labor cost percentages and raw material and finished goods cost percentages. Gross profit percentages increased slightly by 2% in our electronics division due to a slight decrease in overall labor cost percentages.

We are highly dependent upon certain customers to generate our revenues. For the six months ended September 30, 2010, two customers accounted for 32% of our revenue, during such period that IHS accounted for 5%, and for the six months ended September 30, 2009, three customers accounted for approximately 60% of our revenue, during such period ITI accounted for 8% of our revenue. The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results. Additionally, as a result of the February 12, 2010 asset purchase sale of assets from ITI to IHS, we have not, and likely will not in the future, receive material purchase orders from IHS and we will need to seek new customers in order to increase our revenues.

OPERATING LOSS

Loss from operations for the six months ended September 30, 2010 was $276,121, increased $75,472, or 38%, compared to a loss from operations for the six months ended September 30, 2009 of $200,649. Selling, general and administrative expenses increased by $94,546, or 21%, from $452,305 to $546,851. We had increased compensation costs in the amount of $30,180, including bonuses paid and accounting services previously being performed by an outside consultant now included in administrative salaries, offset by the reduction of one administrative staff member. We had increased consulting fees in our Antistatic division, acquired in July 2009 in the amount of $16,000, increased advertising costs in the amount of $2,736 and increased freight out costs in the amount of $4,940. We had increased unreimbursed engineering, regulatory and IT expenses in the amount of $76,416. Offsetting, were decreased travel and entertainment expenses in the amount of $4,660, decreased insurance costs in the amount of $6,108, decreased bad debt expenses in the amount of $2,879 due to a collection of a previously reserved for account, and decreased depreciation and amortization costs in the amount of $7,672 due to the write off in fiscal year 2010 of an impaired Action intangible asset.  We also had decreased accounting fees in the amount of $9,365 and decreased legal expenses in the amount of $5,379. Research and development expenses increased by $8,337, or 51%, from $16,356 to $24,693, as a result of new research and development activities during the first half of 2011 for both our chemical division and electronics division. Cost of sales decreased by $9,075, or 3% from $331,175 to $322,100. We had a decrease in cost of sales in our electronics segment, excluding Sonotron, and a decrease in cost of sales in our chemical segment, excluding Antistatic, and a decrease in manufacturing salaries expense. Offsetting, were an increase in cost of sales due to the increased sales in our Antistatic division and Sonotron subsidiary.

NET LOSS AND NET LOSS PER SHARE

Net loss for the six months ended September 30, 2010 was $274,255, or $0.01 per share, compared to a net loss for the six months ended September 30, 2009 of $911,774, or $0.02 per share. During the six months ended September 30, 2010 and 2009, we recorded a decrease in fair value of $0 and $715,000, respectively, from our investment in ITI, writing our investment down to $0.  Interest income decreased $2,009 to $1,866 in the six months ended September 30, 2010, from $3,875 in the six months ended September 30, 2009, due to decreased funds invested in a money market account, offset by an increase in accrued interest receivable on a convertible note issued to Wellington.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2010, we had cash and equivalents of $484,163 as compared to $690,975 at March 31, 2010. The $206,812 decrease was primarily the result of cash used in operations during the six month period in the amount of $202,090, cash received from investing activities of $9,978 and cash used in financing activities in the amount of $14,700. Our cash will continue to be used for increased marketing costs, and the related administrative expenses, in order to attempt to increase our revenue.  We expect to have enough cash to fund operations for the next twelve months. Our note payable of $178,000 at September 30, 2010, is secured and collateralized by restricted cash of $229,939. This note bears an interest rate of 2.98%.

On July 17, 2009 we purchased the assets of Antistatic, a company involved in the research, development and manufacture of water-based and proprietary electrically conductive paints, coatings and other products and accessories.   The purchase price for the assets was $66,920 of which $38,520 was paid during the fiscal year ending March 31, 2010, $8,700 was paid during the first half of fiscal year 2011 and the balance of $19,700 is a note payable, bearing an imputed interest rate of 3.5% per annum, which will be repaid over the next 11 months.

OPERATING ACTIVITIES

Net cash used by operating activities was $202,090 for the six months ended September 30, 2010, as compared to net cash used by operating activities of $127,605 for the six months ended September 30, 2009.  The use of cash during the six months ended September 30, 2010 was primarily due to a net loss of $274,255 and an increase in net operating assets of $48,272, offset by an increase in operating liabilities of $102,728, and depreciation adjustments of $21,510.

Net cash used by operating activities was $127,605 for the six months ended September 30, 2009. The use of cash during the six months ended September 30, 2009 was primarily due to a net loss of $911,774 and an increase in operating liabilities of $89,885, which was primarily offset by a change in the fair market value of our investment in ITI of $715,000 and an increase in net operating assets of $49,571.

INVESTING ACTIVITIES

For the six months ended September 30, 2010, net cash received by investing activities was $9,978.  The primary increase in cash was for repayments for related party advances in the amount of $16,760, offset by payments in the amount of $5,685 for patents and trademarks.

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

FINANCING ACTIVITIES

For the six months ended September 30, 2010, net cash used for financing activities was $14,700, of which $6,000 was used for repayment on a note from a commercial bank to facilitate our acquisition of Action. In addition, $8,700 was used for repayment of notes payable – other.

For the six months ended September 30, 2009, net cash used for financing activities was $7,000, which was used for repayment on a note from a commercial bank to facilitate our acquisition of Action Spas.

OFF BALANCE SHEET ARRANGEMENTS’

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

Our sales are materially dependent on a small group of customers, as noted in Note 7 of our financial statements. We monitor our credit risk associated with our receivables on a routine basis. We also maintain credit controls for evaluating and granting customer credit.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based on that evaluation as of September 30, 2010, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, as of the date of their evaluation, to ensure that the information required to be disclosed by us in the reports that we file or submit, under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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
Andre’ DiMino, Chief Executive
Officer and Chief Financial Officer

Dated: Northvale, New Jersey November 15, 2010