Form 10-Q
period 2010-12-31
ADM TRONICS UNLIMITED INC/DE
filed 2011-02-14
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

53,939,537 shares of Common Stock, $.0005 par value, as of February 14, 2011.

ADM TRONICS UNLIMITED, INC.

INDEX
		Page Number

	PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

Condensed Consolidated Balance Sheets – December 31, 2010
(unaudited) and March 31, 2010		3

Condensed Consolidated Statements of Operations – For the three and
nine months ended December 31, 2010 and 2009 (unaudited)		4

Condensed Consolidated Statements of Cash Flows – For the
nine months ended December 31, 2010 and 2009 (unaudited)		5

Notes to Condensed Consolidated Financial Statements
(unaudited)		6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	13

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17

ITEM 4.	CONTROLS AND PROCEDURES	17

	PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	18

ITEM 1A.	RISK FACTORS	18

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	18

ITEM 4.	OTHER INFORMATION	18

ITEM 5.	EXHIBITS	18

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	December 31, 2010	March 31, 2010
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$305,830	$690,975
Accounts receivable, net of allowance for doubtful
accounts of $4,598 and $5,352, respectively	96,412	111,484
Inventories	211,921	178,629
Prepaid expenses and other current assets	12,207	25,898
Restricted cash	230,277	228,842

Total current assets	856,647	1,235,828

Property and equipment, net of accumulated depreciation
of $52,812 and $41,983, respectively	45,237	56,065
Inventory - long term portion	46,789	33,802
Secured convertible note	54,989	52,342
Advances to related parties	28,589	48,285
Intangible assets, net of accumulated amortization
of $116,999 and $95,517, respectively	147,400	161,697
Other assets	16,109	16,109

Total assets	$1,195,760	$1,604,128

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$114,832	$122,841
Note payable – bank	175,000	184,000
Note payable - other	15,350	17,400
Accrued expenses and other current liabilities	46,528	40,813

Total current liabilities	351,710	365,054

Note payable - other, net of current maturities	-	11,000

Total liabilities	351,710	376,054

Stockholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.0005 par value; 150,000,000 shares
authorized, 53,939,537 shares issued and outstanding at
December 31, 2010 and March 31, 2010, respectively	26,970	26,970
Additional paid-in capital	32,153,597	32,153,597
Accumulated deficit	(31,336,517)	(30,952,493)

Total stockholders’ equity	844,050	1,228,074

Total liabilities and stockholders’ equity	$1,195,760	$1,604,128

The accompanying notes are an integral part of these
consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2010 and 2009
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31		December 31
	2010	2009	2010	2009

Revenues	$316,895	$251,801	$934,418	$850,988

Costs and expenses:
Cost of sales	161,195	139,102	483,295	470,277
Research and development	8,391	9,752	33,084	26,108
Selling, general and administrative	257,008	214,093	803,859	666,398

Total operating expenses	426,594	362,947	1,320,238	1,162,783

Operating loss	(109,699)	(111,146)	(385,820)	(311,795)

Interest income, net	(70)	1,393	1,796	5,268

Change in fair value of investment in ITI	-	-	-	(715,000)

Net loss	$(109,769)	$(109,753)	$(384,024)	$(1,021,527)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)

Weighted average shares outstanding, basic and diluted	53,939,537	53,939,537	53,939,537	53,939,537

The accompanying notes are an integral part of these
consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AND 2009
(Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(384,024)	$(1,021,527)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,310	46,410
Bad debt (recovery) expense net	(754)	1,226
Interest income	(2,647)	(1,110)
Net change in fair market value on investment in ITI	-	715,000
Changes in operating assets and liabilities:
(Increase) decrease in:
Inventory	(46,279)	(56,374)
Accounts receivable	15,826	51,457
Prepaid expenses	9,078	(4,533)
Due from affiliate	-	6,627
Increase (decrease) in:
Accounts payable and accrued expenses	2,319	22,824
Customer deposit - ITI	-	7,448

Net cash used in operating activities	(374,171)	(232,552)

Cash flows from investing activities:
Repayment (advances to) from related party	19,696	(215)
Payment and services rendered for secured convertible note	-	(49,963)
Payment for patents and trademarks	(7,185)	-
Payment for asset acquisitions	-	(34,170)
Deposit - restricted cash	(1,435)	(1,702)

Net cash provided by (used in) investing activities	11,076	(86,050)

Cash flows from financing activities:
Repayments on note payable - Bank	(9,000)	(10,000)
Repayments on note payable - Other	(13,050)	-

Net cash (used in) financing activities	(22,050)	(10,000)

Net decrease in cash	(385,145)	(328,602)

Cash at beginning of period	690,975	1,155,786

Cash at end of period	$305,830	$827,184

Cash paid for:
Interest	$3,831	$4,816
Income taxes	$3,662	$11,270

Non-cash disclosure:

The Company financed insurance premiums during the period.
Increase in prepaid insurance and accounts payable	$4,613	$9,672

Transfer of inventory to Ivivi, decrease in inventory and customer deposits - Ivivi	$-	$93,730

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(Unaudited)

NOTE 1 - ORGANIZATIONAL MATTERS

ADM Tronics Unlimited, Inc. (“we”, “us”, the “Company” or “ADM”), was incorporated under the laws of the state of Delaware on November 24, 1969.  We are authorized under our Certificate of Incorporation to issue 150,000,000 common shares, with $.0005 par value, and 5,000,000 preferred shares with $.01 par value.

The accompanying condensed consolidated financial statements as of December 31, 2010 (unaudited) and March 31, 2010 and for the three and nine month periods ended December 31, 2010 and 2009 (unaudited) have been prepared by ADM pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the audited financial statements and explanatory notes for the year ended March 31, 2010 as disclosed in our annual report on Form 10-K for that year as filed with the SEC, as it may be amended.  The results of the three and nine months ended December 31, 2010 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending March 31, 2011.

NATURE OF BUSINESS

We are a manufacturing and engineering concern whose principal lines of business are the production and sale of chemical products and the manufacture and sale of electronics. On July 17, 2009, we purchased the assets of Antistatic Industries of Delaware Inc., (“Antistatic”) a company involved in the research, development and manufacture of water-based and proprietary electrically conductive paints, coatings and other products and accessories which can be used by electronics, computer, pharmaceutical and chemical companies to prevent, reduce or eliminate static electricity.

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

During the three months ended June 30, 2009, we invested in Wellington Scientific, LLC (“Wellington”) which has rights to an electronic uroflowmetry diagnostic medical device technology.  These products are currently distributed in South Africa, but are not compliant with United States FDA requirements for distribution in the United States. During the six months ended December 31, 2010 we substantially completed development of a new version of the device for compliance with FDA and international standards and created the required documentation for distribution of these products in the United States. The product is now ready for production. To date there have been no sales of this product.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The unaudited condensed consolidated financial statements include the accounts of ADM Tronics Unlimited, Inc. and its subsidiaries.  All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  Significant estimates made by management include expected economic life and value of our medical devices, reserves, deferred tax assets, valuation allowance, impairment of long lived assets, fair value of equity instruments issued to consultants for services and fair value of equity instruments issued to others, option and warrant expenses related to compensation to employees and directors, consultants and investment banks, allowance for doubtful accounts, and warranty reserves. Actual results could differ from those estimates.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to $3,070 and $3,094 for the three months ended December 31, 2010 and  2009, respectively, and $10,440 and $7,729 for the nine months ended December 31, 2010 and 2009, respectively.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs consist of expenditures for the research and development of patents and technology which are not capitalizable. Our research and development costs consist mainly of labor costs in developing new products.

WARRANTY LIABILITIES

We offer a limited 90 day warranty on our electronics products and a 5 year limited warranty on all of our electronic controllers for spas and hot tubs sold through Action Industries Unlimited, LLC, (“Action”).  These product lines’ past experience has resulted in de minimus costs associated with warranty issues. Therefore, no warranty liabilities have yet been recorded. Based on prior experience, no amounts have been accrued for potential warranty costs and such costs were nominal, less than $500, for the three months and nine months ended December 31, 2010 and 2009.

RESTRICTED CASH

Restricted cash represents funds on deposit with a financial institution that secure the bank note payable which is discussed in “Note 10 – Note Payable, Bank”.

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

Per share basic and diluted net loss amounted to $0.00 and $0.00 for the three months ended December 31, 2010 and 2009, respectively, and $0.01 and $0.02 for the nine months ended December 31, 2010 and 2009, respectively.  The assumed exercise of common stock equivalents was not utilized for the nine month periods ended December 31, 2010 and 2009 since the effect would be anti-dilutive.  There were 2,750,000 and 5,055,286 common stock equivalents outstanding at December 31, 2010 and 2009, respectively.

NON-CASH INVESTING ACTIVITY
Non-cash investing activity is excluded from the consolidated statement of cash flows. For nine months ended December 31, 2010, the non-cash activities based on the year ended March 31, 2010, included the following:

Asset Acquisition of Antistatic Industries of Delaware, Inc.:
Fair Value of assets acquired in fiscal year 2010	$66,920

Cash paid to Seller	$(26,920)
Cash paid to Seller under Note Payable	(24,650)
Note payable outstanding at December 31, 2010	(15,350)
$(66,920)

Year ended March 31, 2010 Asset Acquisitions
Details of Acquisition
Fair Value of assets acquired in fiscal year 2010	$66,920
Note Payable balance at December 31, 2010	(15,350)
Total cash paid for acquisition	$51,570

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued new standards that revised the guidance for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for the Company beginning April 1, 2011. The Company does not expect the adoption will have a material impact on its consolidated financial positions or results of operations.

Management does not believe that any other recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

NOTE 3 - INVENTORY

Inventory at December 31, 2010 (unaudited) consisted of the following:

	Current	Long Term	Total
Raw materials	$190,872	$35,977	$226,849
Finished Goods	21,049	10,812	31,861
	$211,921	$46,789	$258,710

Inventory at March 31, 2010 consisted of the following:

	Current	Long Term	Total
Raw materials	$134,544	$23,113	$157,657
Finished Goods	44,085	10,689	54,774
	$178,629	$33,802	$212,431

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets measured at fair value on a recurring basis at December 31, 2010:

	Level 1	Level 2	Level 3	Total
Investment in ITI	$39,000	$(39,000)	$--	$--

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

NOTE 5 – NOTE RECEIVABLE

On June 4, 2009 the Company invested in Wellington which has rights to an electronic uroflowmetry diagnostic medical device technology.  The Company invested a total of $50,000, with $10,000 provided in cash, and $40,000 in services to Wellington.  Wellington issued a convertible note to the Company for a principal amount of $50,000 with an interest rate of 10% due at various dates through June 2011.  The total of the note receivable and accrued interest at December 31, 2010 was $54,989.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets are being amortized using the straight line method over periods ranging from 3-15 years with a weighted average remaining life of approximately 6.7 years.

	December 31, 2010			March 31, 2010
		Accumulated	Net Carrying		Accumulated	Net Carrying
	Cost	Amortization	Amount	Cost	Amortization	Amount
Patents & Trademarks	$78,953	$(59,664)	$19,289	$71,768	$(58,026)	$13,742
Formulas	25,446	(2,474)	22,972	25,446	(1,201)	24,245
Non-Compete Agreement	50,000	(16,667)	33,333	50,000	(11,310)	38,690
Controller Design	100,000	(33,333)	66,667	100,000	(22,619)	77,381
Customer List	10,000	(4,861)	5,139	10,000	(2,361)	7,639
	$264,399	$(116,999)	$147,400	$257,214	$(95,517)	$161,697

Amortization expense was $21,482 and $36,117 for the nine months ended December 31, 2010 and December 31, 2009, respectively.

Estimated aggregate future amortization expense related to intangible assets is as follows:

2011	$7,209
2012	28,648
2013	25,930
2014	24,864
2015	24,814
Thereafter	35,935
$147,400

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

Based upon its review at March 31, 2010, management believes the remaining intangibles have not been impaired as of December 31, 2010.

NOTE 7 - CONCENTRATIONS

During the three month period ended December 31, 2010, three customers accounted for 40% of our revenue, during such period IHS accounted for 5% of our revenue.  As of December 31, 2010, three customers represented approximately 78% of our accounts receivable.

During the three month period ended December 31, 2009, three customers accounted for 43% of our revenue, during such period, ITI accounted for 3% of our revenue.  As of December 31, 2009, one customer represented approximately 61% of our accounts receivable.

During the nine month period ended December 31, 2010, two customers accounted for 31% of our revenue, during such period IHS accounted for 5% of our revenue.  As of December 31, 2010, three customers represented approximately 78% of our accounts receivable.

During the nine month period ended December 31, 2009, three customers accounted for approximately 55% of our revenue, during such period ITI accounted for 7% of our revenue.  As of December 31, 2009, one customer represented approximately 61% of our accounts receivable.

NOTE 8 - SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Electronics	Total
Three months ended December 31, 2010
Revenues from external customers	$235,851	$81,044	$316,895
Segment operating income (loss)	$4,340	$(114,039)	$(109,699)

Three months ended December 31, 2009
Revenues from external customers	$202,986	$48,815	$251,801
Segment operating (loss)	$(10,876)	$(100,270)	$(111,146)

Nine months ended December 31, 2010
Revenues from external customers	$714,252	$220,166	$934,418
Segment operating (loss)	$(14,768)	$(371,052)	$(385,820)

Nine months ended December 31, 2009
Revenues from external customers	$647,704	$203,284	$850,988
Segment operating (loss)	$(28,546)	$(283,249)	$(311,795)

Total assets at December 31, 2010	$605,513	$590,247	$1,195,760

Total assets at March 31, 2010	$1,012,324	$591,804	$1,604,128

NOTE 9 - RELATED PARTY TRANSACTIONS

ADVANCES TO RELATED PARTIES

As of December 31, 2010 and March 31, 2010, ADM was owed $0 and $9,552, respectively, from advances made to an officer. No advances have been made since 2000. The advances bear interest at the rate of 3% per year. Interest accrued for the nine months ended December 31, 2010 and 2009 was $72 and $215, respectively. Total accrued interest at December 31, 2010 and March 31, 2010 was $28,589 and $38,733, respectively.

NOTE 10 – NOTE PAYABLE, BANK

The Company entered into a note payable with a commercial bank in the amount of $200,000.  This note bears interest at a rate of 2.98% and is secured by cash on deposit with the institution, which is classified as restricted cash.  Amounts outstanding under the note are payable on demand, and interest is payable monthly. The principal balance of the note at December 31, 2010 and March 31, 2010 was $175,000 and $184,000, respectively.

NOTE 11 – NOTE PAYABLE – OTHER

On July 17, 2009, we purchased the assets of Antistatic, a company involved in the research, development and manufacture of water-based and proprietary electrically conductive paints, coatings and other products and accessories.   The purchase price for the assets was $66,920 of which $38,520 was paid during the fiscal year ending March 31, 2010, $13,050 was paid during the first, second and third quarters of fiscal year 2011 and the balance of $15,350 is a note payable, bearing imputed interest rate of 3.5% per annum, which will be repaid over the next 8 months.

The fair value assigned to the acquired assets was as follows:

Inventory	$11,474
Equipment	10,000
Patents and trademarks	10,000
Formulas	25,446
Customer list	10,000
Total	$66,920

NOTE 12 – SUBSEQUENT EVENTS

Subsequent events have been evaluated through the date the financial statements were filed with the SEC.

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

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser.  Revenue from the sale of the electronics we manufacture for IHS is recognized upon completion of the manufacturing process and shipment of product.  Shipping and handling charges and costs are de minimis. We offer a limited 90 day warranty on our electronics products and a limited 5 year warranty on our electronic controllers for spas and hot tubs. Historically, the amount of warranty revenue included in the sales of our electronic products have been de minimis. We have no other post shipment obligations and sales returns have been de minimis.

WARRANTY LIABILITIES

We offer a limited 90 day warranty on our electronics products and a 5 year limited warranty on all of our electronic controllers for spas and hot tubs sold through Action.  This product lines’ past experience has resulted in de minimis costs associated with warranty issues.  Therefore, no warranty liabilities have yet been recorded.   Accordingly, management has not accrued any liability for future expenses as management has deemed such costs to be de minimus.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2010 AS COMPARED TO DECEMBER 31, 2009

REVENUES

Revenues were $316,895 for the three months ended December 31, 2010 as compared to $251,801 for the three months ended December 31, 2009, an increase of $65,094, or 26%.  We had increases in sales to customers in our chemical division in the amount of $40,428, excluding our Antistatic division, acquired in July 2009, which had a decrease in sales in the amount of $7,564. We had an increase in sales from our Sonotron subsidiary in the amount of $20,174, and an increase in our electronics division in the amount of $12,269, which consists of an increase in sales from two existing customers. Gross profit was $155,700, or 49%, for the three months ended December 31, 2010 and $112,699, or 45% for the three months ended December 31, 2009.  Gross profit percentages decreased in our chemical division by 4% due to the increase in cost of materials percentages in our chemical and Antistatic division in the amount of 4%, offset by slightly decreased labor cost percentages, in the amount of 1%. Gross profit percentages increased 52% in our electronics division due to a 32% decrease in labor cost percentages and a 17% decrease in cost of materials percentages.

We are highly dependent upon certain customers to generate our revenues. For the three months ended December 31, 2010, three customers accounted for 40% of our revenue, during such period that IHS accounted for 5%, and for the three months ended December 31, 2009, three customers accounted for approximately 43% of our revenue, during such period ITI accounted for 3% of our revenue. The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results. Additionally, as a result of the February 12, 2010 asset purchase sale of assets from ITI to IHS, we have not, and likely will not in the future, receive material purchase orders from IHS and we will need to seek new customers in order to increase our revenues.

OPERATING LOSS

Loss from operations for the three months ended December 31, 2010 was $109,699, decreased $1,447, or 1%, compared to a loss from operations for the three months ended December 31, 2009 of $111,146. Selling, general and administrative expenses increased by $42,915, or 20%, from $214,093 to $257,008. We had slightly increased compensation costs in the amount of $6,246, and increased unreimbursed engineering, regulatory and IT expenses in the amount of $60,548. Offsetting, were decreases in depreciation and amortization costs in the amount of $6,427, decreased accounting fees in the amount of $13,440 and decreases in tax expenses in the amount of $5,815. Cost of sales increased by $22,093, or 16% from $139,102 to $161,195. We had a slight increase in cost of sales in our electronics segment and an increase in cost of sales in our chemical division.

NET LOSS AND NET LOSS PER SHARE

Net loss for the three months ended December 31, 2010 was $109,769, or $0.00 per share, compared to a net loss for the three months ended December 31, 2009 of $109,753, or $0.00 per share. Interest income decreased $1,463 to $70, net expense, in the three months ended December 31, 2010, from $1,393 in the three months ended December 31, 2009, due to decreased funds invested in a money market account, offset by an increase in accrued interest receivable on a convertible note issued to Wellington.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2010 AS COMPARED TO DECEMBER 31, 2009

REVENUES

Revenues were $934,418 for the nine months ended December 31, 2010 as compared to $850,988 for the nine months ended December 31, 2009, an increase of $83,430, or 10%.  The increase resulted from an increase in sales to customers in our Antistatic division, acquired in July 2009, in the amount of $49,133, and an increase in sales to customers from our Sonotron subsidiary in the amount of $52,781. These increases were offset by a decrease in sales from our electronics division, excluding Sonotron and Action, in the amount of $35,130, which includes a decrease in sales to one existing customer in the amount of $23,561 and decrease in sales to ITI, now IHS, in the amount of $11,539. We also had an increase in sales from customers in our chemical segment, excluding Antistatic, in the amount of $17,414, including a decrease in sales from two existing customers in the amount of $71,809 and an increase in sales from two of our existing customers in the amount of $63,564.  Sales of our Prosaide product line increased $25,446. Gross profit was $451,123, or 48%, for the nine months ended December 31, 2010 and $380,711, or 45% for the nine months ended December 31, 2009.  Gross profit percentages remained at 59% from 2010 to fiscal 2011 in our chemical division. Gross profit percentages increased by 16% in our electronics division due to a decrease in overall labor cost percentages in the amount of 10% and a decrease in cost of materials percentages in the amount of 5%.

We are highly dependent upon certain customers to generate our revenues. For the nine months ended December 31, 2010, two customers accounted for 31% of our revenue, during such period that IHS accounted for 5%, and for the nine months ended December 31, 2009, three customers accounted for approximately 55% of our revenue, during such period ITI accounted for 7% of our revenue. The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results. Additionally, as a result of the February 12, 2010 asset purchase sale of assets from ITI to IHS, we have not, and likely will not in the future, receive material purchase orders from IHS and we will need to seek new customers in order to increase our revenues.

OPERATING LOSS

Loss from operations for the nine months ended December 31, 2010 was $385,820, increased $74,025, or 24%, compared to a loss from operations for the nine months ended December 31, 2009 of $311,795. Selling, general and administrative expenses increased by $137,461, or 21%, from $666,398 to $803,859. We had increased compensation costs in the amount of $36,427, including bonuses paid and accounting services previously being performed by an outside consultant now included in administrative salaries, offset by the reduction of one administrative staff member. We had increased consulting fees in our Antistatic division, acquired in July 2009 in the amount of $16,000, increased advertising costs in the amount of $2,712, and increased commission expenses in our Antistatic division in the amount of $3,424. We had increased unreimbursed engineering, regulatory and IT expenses in the amount of $136,964. Offsetting, were decreased travel and entertainment expenses in the amount of $3,666, decreased insurance costs in the amount of $5,702, decreased bad debt expenses in the amount of $2,153 due to a collection of a previously reserved for account, and decreased depreciation and amortization costs in the amount of $14,098 due to the write off in fiscal year 2010 of an impaired Action intangible asset.  We also had decreased accounting fees in the amount of $22,804 and decreased legal expenses in the amount of $5,563. Research and development expenses increased by $6,976, or 27%, from $26,108 to $33,084, as a result of new research and development activities during the first three quarters of 2011 for both our chemical division and electronics division. Cost of sales increased by $13,018, or 3% from $470,277 to $483,295. We had a decrease in cost of sales in our electronics segment, excluding Sonotron and Action, which had an increase in cost of sales, and an increase in cost of sales in our chemical segment, including Antistatic, which included an increase in manufacturing salaries expense due to the reallocation of manufacturing personnel to the chemical production process.

NET LOSS AND NET LOSS PER SHARE

Net loss for the nine months ended December 31, 2010 was $384,026, or $0.01 per share, compared to a net loss for the nine months ended December 31, 2009 of $1,021,527, or $0.02 per share. During the nine months ended December 31, 2010 and 2009, we recorded a decrease in fair value of $0 and $715,000, respectively, from our investment in ITI, writing our investment down to $0.  Interest income decreased $3,472 to $1,796 in the nine months ended December 31, 2010, from $5,268 in the nine months ended December 31, 2009, due to decreased funds invested in a money market account, offset by an increase in accrued interest receivable on a convertible note issued to Wellington.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2010, we had cash and cash equivalents of $305,830 as compared to $690,975 at March 31, 2010. The $385,145 decrease was primarily the result of cash used in operations during the nine month period in the amount of $374,171, cash received from investing activities of $11,076 and cash used in financing activities in the amount of $22,050. Our cash will continue to be used for increased marketing costs, and the related administrative expenses, in order to attempt to increase our revenue.  We expect to have enough cash to fund operations for the next twelve months. Our note payable of $175,000 at December 31, 2010, is secured and collateralized by restricted cash of $230,277. This note bears an interest rate of 2.98%.

On July 17, 2009 we purchased the assets of Antistatic, a company involved in the research, development and manufacture of water-based and proprietary electrically conductive paints, coatings and other products and accessories.   The purchase price for the assets was $66,920 of which $38,520 was paid during the fiscal year ending March 31, 2010, $13,050 was paid during the first three quarters of fiscal year 2011 and the balance of $15,350 is a note payable, bearing an imputed interest rate of 3.5% per annum, which will be repaid over the next 8 months.

OPERATING ACTIVITIES

Net cash used by operating activities was $374,171 for the nine months ended December 31, 2010, as compared to net cash used by operating activities of $232,552 for the nine months ended December 31, 2009.  The use of cash during the nine months ended December 31, 2010 was primarily due to a net loss of $384,024 and an increase in net operating assets of $21,375, offset by an increase in operating liabilities of $2,319, and depreciation adjustments of $32,310.

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

INVESTING ACTIVITIES

For the nine months ended December 31, 2010, net cash received by investing activities was $11,076.  The primary increase in cash was from repayments for related party advances in the amount of $19,696, offset by payments in the amount of $7,185 for patents and trademarks.

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

FINANCING ACTIVITIES

For the nine months ended December 31, 2010, net cash used for financing activities was $22,050, of which $9,000 was used for repayment on a note from a commercial bank to facilitate our acquisition of Action. In addition, $13,050 was used for repayment of notes payable – other.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based on that evaluation as of December 31, 2010, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, as of the date of their evaluation, to ensure that the information required to be disclosed by us in the reports that we file or submit, under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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
February 14, 2011