Form 10-K
period 2011-03-31
ADM TRONICS UNLIMITED INC/DE
filed 2011-07-14
CIK 849401

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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

COMMON STOCK, $.0005 PAR VALUE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [ ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes [ ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer[ ]	Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter was $272,566.

The number of shares of the Common Stock outstanding as of July 14, 2011 was 56,939,537.

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

The Company is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. Our operations are conducted through ADM Tronics Unlimited, Inc. ("ADM") and its subsidiaries, Pegasus Laboratories, Inc. ("Pegasus"), Sonotron Medical Systems, Inc. ("SMI")and Action Industries Unlimited LLC (“Action”). As of July 14, 2011, ADM owned approximately 100%, 94% and 100% of the outstanding capital stock of Pegasus, SMI and Action, respectively. In addition, the Company owns a minority interest in Montvale Technologies Inc, (formerly known as Ivivi Technologies Inc.) (“ITI”), which until October 18, 2006 was operated as a subsidiary of the Company. ITI was deconsolidated as of October 18, 2006 upon the consummation of ITI’s initial public offering, as we no longer owned a majority of the outstanding common stock of ITI and do not control ITI’s operations, but can exert significant influence based on the percentage of ITI’s stock owned by us. As a result, our investment in ITI from October 18, 2006 through March 31, 2008 was reported under the equity method of accounting. Since April 1, 2008, we report our investment in ITI at fair value. As of July 14, 2011, we owned approximately 28.9% of the outstanding capital stock of ITI.  On February 12, 2010 substantially all of the assets of ITI were sold to Ivivi Health Sciences, LLC (“IHS”) an unaffiliated entity controlled by ITI’s former Chairman of the Board.  Concurrent with such asset sale, the Company entered into agreements with IHS for services related to engineering and regulatory matters, and the previous manufacturing agreement with ITI was assigned to IHS, as further discussed in footnote 15 to the financial statements.

COMPANY PRODUCTS

ENVIRONMENTALLY SAFE CHEMICAL PRODUCTS FOR INDUSTRIAL, COSMETIC AND TOPICAL USES

INDUSTRIAL

We develop, manufacture and sell chemical products to industrial users. Such products consist primarily of the following:

•	Water-based primers and adhesives;
•	Water-based coatings and resins;
•	Water-based chemical additives; and
•	Anti-static conductive paints, coating and other products.

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

On July 17, 2009, we purchased substantially all of the assets of Anti-static Industries of Delaware, Inc., which is now a division of ADM Tronics Unlimited, Inc.  Anti-static Industries of Delaware, Inc. was a company involved in the research, development and manufacture of water-based and proprietary electrically conductive paints, coatings and other products and accessories. Joseph Kaye, founder and former President of Anti-static Industries of Delaware, Inc., consults with us and continues research and development of conductive and antistatic technologies and products. We now develop and manufacture a full-line of anti-static products for commercial and industrial use through a division of our company that we refer to as “Anti-static Industries”. Antistatic Industries develops and distributes proprietary conductive paints, coatings and other products and accessories which can be used by computer, pharmaceutical and chemical companies to prevent, reduce or eliminate static electricity. Many industries are concerned with static electricity as it can be hazardous to personnel and damage corporate facilities, high-end computers, electronic equipment and valuable parts. Anti-static Industries has a wide range of products including paints, hoses, garments, floor mats, rugs, strapping, tapes, hook-and-loop, adhesive products  and many other specialized items; all with conductive properties.  Antistatic Industries has also pioneered low volatile organic compound conductive and antistatic paint and coating formulations that can be used as replacements for paints and coatings made from hazardous solvents. Antistatic Industries seeks to continually develop new products through its research and development department for new and current customers to aid in their quest for maximum protection with less waste and rejects in their manufacturing processes.

None of our chemical products are protected by patents, although the names of some of such products have been protected by trademarks. We do not believe that any such trademarks are material to our business. As of March 31, 2011, the dollar amount of backlog orders for our chemical products believed by us to be firm, was not material.

COSMETIC AND TOPICAL PRODUCTS

The Company, through its subsidiary, Pegasus, has developed several cosmetic and topical products. We have not realized any significant revenues from such products and there can be no assurance that any such products will account for significant revenues or any profits in the future.

Although we believe that our proposed products can be successfully marketed for over-the-counter use through one or more entities representing numerous retail pharmacies and otherwise, there can be no assurance that sales of such products will be material or that we will be able to derive any profits from them.

NON-INVASIVE ELECTRONIC MEDICAL AND OTHER DEVICES

CONTRACT MANUFACTURING

The Company derives revenues from contract manufacturing of electronic medical and other devices from its previous affiliate ITI, IHS and other customers.  During the year ended March 31, 2011, revenues from ITI and IHS contract manufacturing were approximately $0 and $61,022, respectively, or collectively, 5% of total revenues, down from approximately $62,307 from ITI and $11,784 from IHS or 6% of total revenues during the year ended March 31, 2010.

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

The Sonotron Technology is the subject of three United States patents (the "Sonotron Patents"), which expire in 2011, 2012 and 2016.

As of March 31, 2011, the dollar amount of backlog orders for Sonotron Devices was not material.

ACTION

Action our wholly-owned subsidiary is a manufacturer of electronic controllers for spas and hot tubs. During the fiscal years ended March 31, 2011 and 2010, Action had revenues of $38,469 and $25,103 respectively.

WELLINGTON

In 2009, we invested in Wellington Scientific, LLC (“Wellington”) which has rights to an electronic uroflowmetry diagnostic medical device technology.  Wellington’s product is currently distributed in South Africa, but is not compliant with FDA requirements for distribution in the US. During the year ended March 31, 2011, we substantially completed development of a new version of the device for compliance with FDA and international standards and created the required documentation for distribution of this product in the US. The product is now ready for production. We invested a total of $50,000, with $10,000 provided in cash, and $40,000 in services provided to Wellington. On June 4, 2009, Wellington issued a secured convertible note to us for a principal amount of $50,000 with an interest rate of 10%.  In addition, we shall be the exclusive manufacturer of this product for Wellington, pursuant to an agreement, and shall receive a percentage of future sales, if any. To date there have been no sales of these electronic uroflowmetry diagnostic medical devices.

CUSTOMERS

During our fiscal years ended March 31, 2011 and 2010, sales of chemical products accounted for approximately 76% of our operating revenues, sales and manufacturing charges for electronic products accounted for approximately 24% of our operating revenues and sales of our cosmetic and topical dermatological products were de minimus.

During the year ended March 31, 2011, three customers accounted for 43% of our revenue. During the fiscal year ended March 31, 2010, three customers accounted for 50% of ADM's revenue. As of March 31, 2011, three customers represented 65% of our accounts receivable. As of March 31, 2010, two customers represented 65% of our accounts receivable. The loss of these major customers could have a material impact on our operations and cash flow.

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

MANUFACTURER AND SUPPLIERS

MANUFACTURER

ADM manufactures its chemical products and SMI's, Action’s and IHS's electronic products at its facilities located in Northvale, New Jersey.

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

Since ADM is the exclusive manufacturer of all of SMI's and IHS's current and future products under the manufacturing agreement, if the operations of ADM are interrupted or if orders or orders of other customers of the Company exceed our manufacturing capabilities, we may not be able to deliver products on time and the entities may not be able to deliver their respective products to their respective customers on time. Under the terms of the manufacturing agreement, if ADM is unable to perform its obligations thereunder or is otherwise in breach of any provision thereof, the entities have the right, without penalty, to engage third parties to manufacture some or all of their products. In addition, if an entity elects to utilize a third-party manufacturer to supplement the manufacturing being completed by ADM, such entity has the right to require us to accept delivery of the products from these third-party manufacturers, finalize the manufacture of the products to the extent necessary for such entity to comply with FDA regulations and ensure that the design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process have been met.

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

We purchase the raw materials, parts, components and other items that are required to manufacture products for SMI, Action and IHS. We rely on a limited number of suppliers for such raw materials, parts, components and other items. Although there are many suppliers for each of these raw materials, parts, components and other items, we are dependent on a limited number of suppliers for many of the significant raw materials and components due to our customers’ requirements. We do not have any long-term or exclusive purchase commitments with any of our  suppliers. The failure to maintain existing relationships with suppliers or to establish new relationships in the future could also negatively affect our ability to obtain raw materials and components used in the products in a timely manner. If we are unable to obtain ample supply of product from our existing suppliers or alternative sources of supply, we may be unable to satisfy SMI's, Actions, and IHS's orders which could reduce our revenues and adversely affect their relationships with their customers.

RESEARCH AND DEVELOPMENT

During our fiscal years ended March 31, 2011 and 2010, research and development expenses with respect to company-sponsored research and development activities  were approximately $43,294 and $27,995, respectively, of which $34,498 and $27,995 was incurred in our chemical business. During such fiscal years, we did not expend any funds on customer-sponsored research and development activities with respect thereto.

During our fiscal years ended March 31, 2011 and 2010, other than the regular compensation paid by us to our executive officers, expenses in connection with testing, application, clinical studies and company-sponsored research and development activities and other activities determined in accordance with generally accepted accounting principles in connection with the Sonotron Technology were approximately $1,077 and $0 respectively. During each of such years no material amounts were spent on customer-sponsored research and development activities relating to the development of new products, services or techniques or the improvement of any of the foregoing.

During our fiscal years ended March 31, 2011 and 2010, we made no material expenditures with respect to company-sponsored research and development activities relating to our medical device business, with the exception of minimal unreimbursed research and development expenses in the amount of $7,719 for our uroflowmetry device related to our agreement with Wellington in 2011.

COMPETITION

Our chemical business is highly competitive and substantially all of our competitors possess greater experience, financial resources, operating history and marketing capabilities than us. Although we do not believe that there are one or more dominant competitors in such industry, there can be no assurance that we will be able to effectively compete with any or all of our competitors on the basis of price, service or otherwise. Competitors may be better able to withstand a change in conditions within the chemical products industry and throughout the economy as a whole. In addition, current and anticipated future consolidation among our competitors and customers may cause us to lose market share as well as put downward pressure on pricing. Furthermore, there is a trend in the chemical industry toward relocation of manufacturing facilities to lower-cost regions such as Asia. Such relocation may permit some of our competitors to lower their costs and improve their competitive position. If we do not compete successfully, our business, operating margins, financial condition, cash flows and profitability could be adversely affected.

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

INSURANCE

The Company may be exposed to potential product liability claims by those who use our products. Therefore, we maintain a general liability insurance policy, which includes aggregate product liability coverage of $8,000,000 for certain of our products. We believe that our present insurance coverage is adequate for the types of products we currently market. There can be no assurance, however, that such insurance will be sufficient to cover potential claims or that the present level of coverage will be available in the future at a reasonable cost.

EMPLOYEES

As of July 14, 2011, we had 14 full-time employees and one part time employee. As of such date, we had three salaried employees in an executive or managerial position.

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

FAILURE TO DEVELOP NEW CHEMICAL PRODUCTS AND/OR IMPROVE OUR EXISTING PRODUCTS WILL MAKE US LESS COMPETITIVE.

Our results of operations depend, in part, on our ability to expand our chemical product offerings. We are committed to remaining a competitive producer and believe that our portfolio of new or re-engineered products is strong. However, we may not be able to continue to develop new products, re-engineer our existing products successfully or bring them to market in a timely manner. While we believe that the products, pricing and services we offer customers are competitive, we may not be able to continue to attract and retain customers to whom we sell our chemical products.

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

Pursuant to individual manufacturing agreements between SMI, IHS and us, we are the exclusive manufacturer of the products of SMI and IHS. We also manufacture all of the electronic products sold by Action.  We operate a single facility and have limited capacity that may be inadequate if SMI's, Action’s or IHS’s customers place orders for unexpectedly large quantities of their products, or if our other customers place large orders of products, which could limit our ability to produce the products of SMI, Action or IHS. In addition, if our operations were halted or restricted, even temporarily, or we are unable to fulfill large orders, SMI, Action and IHS could experience business interruption, increased costs, damage to their reputations and loss of their customers. Although SMI and IHS have the right to utilize other manufacturers if we are unable to perform under our agreement, manufacturers of their products need to be licensed with the FDA, and identifying and qualifying a new manufacturer to replace us as the manufacturer of their products could take several months during which time, they would likely lose customers and our revenues could be materially delayed and/or reduced. In addition, our failure to produce such products could result in claims against us. See "Item 1. Business - Manufacturer and Suppliers."

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

As a result we, as the manufacturer of other parties' devices, are required to comply with QSR requirements and if we fail to comply with these requirements, these other third parties will need to find another company to manufacture its devices. In addition, the Company's manufacturing facility:

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

We have incurred substantial net losses of approximately $0.6 million and $1.2 million for the fiscal years ended March 31, 2011 and 2010, respectively. At March 31, 2011, we had an accumulated deficit of $31.6 million. We expect to incur additional operating losses, as well as negative cash flow from operations, for the foreseeable future.

The loss or significant reduction in business of any of our key customers could materially and adversely affect our revenues and earnings.

We are highly dependent upon certain customers to generate our revenues. For the fiscal year ended March 31, 2011, three customers accounted for 43% of revenue and for the fiscal year ended March 31, 2010, three customers accounted 50% of our revenues. All customer purchases are made through purchase orders and we do not have any long-term contracts with customers.  The complete loss of, or significant reduction in business from, or a material adverse change in the financial condition of, any of such customers will cause a material and adverse change in our revenues and operating results.

WE MAY BE EXPOSED TO POTENTIAL RISKS RELATING TO OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AND OUR ABILITY TO HAVE THE OPERATING EFFECTIVENESS OF OUR INTERNAL CONTROLS ATTESTED TO BY OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) the Securities and Exchange Commission (“SEC”) adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. A report of our management is included in our Annual Report on Form 10-K. We can provide no assurance that we will be able to comply with all of the requirements imposed thereby. In the event we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements.

WE MAY BE EXPOSED TO PRODUCT LIABILITY CLAIMS FOR WHICH OUR INSURANCE MAY BE INADEQUATE.

Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing and marketing of chemical products and electronic devices. Although we maintain a general liability insurance policy, which includes aggregate product liability coverage of $8,000,000 for certain of our products, there can be no assurance, that such insurance will be sufficient to cover potential claims or that the present level of coverage will be available in the future at a reasonable cost.

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

Our executive officer and directors and entities affiliated with them may be deemed to beneficially own, in the aggregate, approximately 36.5% of our outstanding common stock. In particular, Mr. DiMino, together with members of the DiMino family, may be deemed to beneficially own approximately 33.3% of the outstanding shares of our common stock. The interests of our current officer and director shareholders may differ from the interests of our other shareholders. As a result, the current officers and directors would have the ability to exercise substantial control over all corporate actions requiring shareholder approval, irrespective of how our other shareholders may vote, including the following actions:

●	the election of directors;
●	adoption of stock option plans;
●	the amendment of charter documents; or
●	the approval of certain mergers and other significant corporate transactions, including a sale of substantially all of our assets.

PENNY STOCK REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY OF OUR SECURITIES.

Our common stock is subject to penny stock rules, which may discourage broker-dealers from effecting transactions in our common stock or affect their ability to sell our securities. As a result, purchasers and current holders of our securities could find it more difficult to sell their securities. Our stock is traded on the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”). Trading volume of OTC Bulletin Board stocks have been historically lower and more volatile then stocks traded on an exchange or the Nasdaq Stock Market. In addition we may be subject to rules of the SEC that impose additional requirements on broker-dealers when selling penny stocks to persons other than established customers and accredited investors. In general, an accredited investor is a person with assets in excess of $1,000,000 or annual income exceeding $200,000 individually, or $300,000 together with his or her spouse. The relevant SEC regulations generally define penny stocks to include any equity security not traded on an exchange or the Nasdaq Stock Market with a market price (as defined in the regulations) of less than $5 per share. Under the penny stock regulations, a broker-dealer must make a special suitability determination as to the purchaser and must have the purchaser's prior written consent to the transaction. Prior to any transaction in a penny stock covered by these rules, a broker-dealer must deliver a disclosure schedule about the penny stock market prepared by the SEC. Broker-dealers must also make disclosure concerning commissions payable to both the broker-dealer and any registered representative and provide current quotations for the securities. Finally, broker-dealers are required to send monthly statements disclosing recent price information for the penny stock held in an account and information on the limited market in penny stocks.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

We are headquartered at 224 Pegasus Avenue, Northvale, New Jersey. We lease approximately 16,000 square feet of combined office and warehouse space from an unaffiliated third party with a monthly rent of $8,073 subject to annual increases.  The lease expires in June, 2018.  The Company, its subsidiaries and IHS utilize portions of the leased space. Pursuant to a management services agreement to which the Company, its subsidiaries and IHS are parties, the Company determines, on a monthly basis, the portion of space utilized by each entity during such month, and each entity reimburses the Company for their portion of the lease costs, real property taxes and related costs including storage.

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

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

The Company's common stock trades on the OTC Bulletin Board under the symbol "ADMT."  For the periods indicated, the following table sets forth the high and low bid quotations for the Company's common stock, as reported by the National Quotation Bureau, Inc. The quotations represent inter-dealer quotations without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid

Fiscal 2010
June 30, 2009	$0.04	$0.01
September 30, 2009	$0.03	$0.02
December 31, 2009	$0.07	$0.01
March 31, 2010	$0.02	$0.01

Fiscal 2011
June 30, 2010	$0.02	$0.01
September 30, 2010	$0.02	$0.01
December 31, 2010	$0.01	$0.01
March 31, 2011	$0.04	$0.01

HOLDERS OF RECORD

As of July 14, 2011, 56,939,537 shares of the Company's common stock were issued and outstanding. On July 14, 2011 there were 1,336 shareholders of record.

DIVIDENDS

The Company has never paid any cash dividends on its common stock and has no intention of paying cash dividends in the foreseeable future. The Company intends to retain all earnings, if any, for use in the operation and expansion of its business.

EQUITY COMPENSATION PLAN

As of July 14, 2011, we did not have any compensation plans (including individual compensation arrangements) under which our equity securities were authorized for issuance. Andre DiMino our Chief Executive Officer and Chief Financial Officer has option awards as follows:

Number of unexercised options	1,300,000
Option Exercise Price ($)	.29
Option Expiration Date	8/30/2011

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the "safe harbor" provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "forecasts", "projects", or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-K to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Item. 1 Description of Business – Risk Factors" and elsewhere in, or incorporated by reference into this Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

CHEMICAL PRODUCTS:

Revenues are recognized when products are shipped to end users. Shipments to distributors are recognized as sales where no right of return exists.

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser.  Revenue from the sale of the electronics we manufacture for IHS is recognized upon completion of the manufacturing process and shipment of product.  Shipping and handling charges and costs are immaterial. We offer a limited 90 day warranty on our electronics products and a limited 5 year warranty on our electronic controllers for spas and hot tubs.  We have no other post shipment obligations and sales returns have been immaterial. To date warranty expense has been less than $2,000 annually and accordingly, due to the immaterial amount, no accrual for future warranty costs were recognized at delivery of the product.

USE OF ESTIMATES:

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the US. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, impairment of long-lived assets, fair value of equity instruments issued to consultants for services and fair value of equity instruments issued to others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above described items, are reasonable.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued new standards that revised the guidance for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards were effective for the Company beginning April 1, 2011. The Company does not expect the adoption will have a material impact on its consolidated financial positions or results of operations.

Management does not believe that any other recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

BUSINESS OVERVIEW

ADM is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. During the years ended March 31, 2011 and 2010, our operations were conducted through ADM itself and its subsidiaries, Pegasus and Sonotron and  Action. ITI was deconsolidated as of October 18, 2006 upon the consummation of ITI’s initial public offering. Our investment in ITI from October 18, 2006 through March 31, 2008 was reported under the equity method of accounting. Since April 1, 2008 we reported our investment in ITI at fair value.  As reported by ITI, on February 12, 2010 all of ITI’s assets were acquired by IHS, an unaffiliated entity controlled by ITI’s former Chairman of the Board.

We are a technology-based developer and manufacturer of diversified lines of products in the following four areas: (1) environmentally safe chemical products for industrial use, (2) the manufacturing and sale of electronic medical and other devices,(3) cosmetic and topical dermatological products, and (4) anti-static conductive paints, coatings and other products. We have historically derived most of our revenues from the development, manufacture and sale of chemical products, and, to a lesser extent, from our electronic devices and topical dermatological products.  However, during the fiscal year ended March 31, 2011, we derived an increased amount of our revenue from the sale/rental and manufacturing of electronic devices, an increase of $14,812 over fiscal year ended March 31, 2010. Our electronics segment also includes our Sonotron and Action subsidiaries.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2011 AS COMPARED TO MARCH 31, 2010

REVENUES AND GROSS MARGINS

Revenues were $1,198,604 for the year ended March 31, 2011 as compared to $1,166,591 for the year ended March 31, 2010, an increase of $32,013, or 3%. Our chemical division had increased sales in the amount of $17,201 and our electronics division had increased sales in the amount of $14,812. The chemical division increase resulted from an increase in sales to customers in our Anti-static division, acquired in July 2009, in the amount of $56,453, offset by a decrease in sales in our chemical division excluding Anti-static in the amount of $38,889. There was a net decrease in sales to several of our larger customers due to the timing of orders placed. The electronics division increase resulted from an increase in sales to one customer from our Sonotron subsidiary in the amount of $41,782, and an increase in sales in our Action Spas division in the amount of $13,366 due to a large order placed for our spa pack units. These increases were offset by a decrease in sales from our electronics division, excluding Sonotron and Action, in the amount of $40,698, which is mainly the result of a decrease in sales to two existing customers in the amount of approximately $40,000. Gross profit was $515,024, or 43%, for the year ended March 31, 2011 and $464,833, or 40% for the year ended March 31, 2010.  Gross profit percentages remained at 55% from 2010 to fiscal 2011 in our chemical division. Gross profit percentages increased by 16% in our electronics division due to a decrease in overall labor cost percentages in the amount of 10% and a decrease in cost of materials percentages in the amount of 10%.

OPERATING LOSS

Loss from operations for the year ended March 31, 2011 was $608,569, compared to a loss from operations for the year ended March 31, 2010 of $510,905, an increase of $97,664, or 19%. Selling, general and administrative expenses increased by $132,556, or 14%, from $947,743 to $1,080,299, mainly due to increased compensation and health insurance costs in the amount of $59,929, including bonuses paid and accounting services previously being performed by an outside consultant now included in administrative salaries, offset by the reduction of one administrative staff member. We had increased unreimbursed engineering, regulatory and IT expenses in the amount of $185,173. We had increased commission expenses in our Anti-static division in the amount of $4,233. Offset by decreased consulting fees in the amount of $5,094, decreased travel and entertainment expenses in the amount of $3,025, decreased insurance costs in the amount of $4,931 and decreased advertising costs in the amount of $3,959. We had decreased bad debt expenses in the amount of $4,478 due to a collection of a previously reserved balance and bad debt write-offs. Depreciation and amortization costs decreased in the amount of $19,256 due to the write off in fiscal year 2010 of an impaired Action intangible asset, which caused a decrease in write off of impairment expenses in the amount of $29,510.  We also had decreased accounting fees in the amount of $23,487 mainly due to accounting services previously being performed by an outside consultant now included in administrative salaries and decreased legal expenses in the amount of $7,061. We had decreased tax expenses in the amount of $8,752 and decreased office expenses in the amount of $10,147. Research and development expenses increased by $15,299, or 55%, from $27,995 to $43,294, as a result of new research and development activities during the year. Cost of sales decreased by $18,178,or 3%, from $701,758 to $683,580.  We had a decrease in cost of sales in our electronics segment, excluding Sonotron and Action, which had an increase in cost of sales. The decrease was due to the decrease in sales to two large customers and, a decrease in manufacturing salaries expense due to the reallocation of manufacturing personnel to the chemical production process. We had an increase in cost of sales in our chemical segment, including Anti-static, which included an increase in freight expenses and an increase in manufacturing salaries expense due to the reallocation of manufacturing personnel to the chemical production process, offset by a decrease in production loss expenses due to a decrease in write offs of inventory during the physical count in fiscal year 2011.

NET LOSS AND NET LOSS PER SHARE

Net loss for the fiscal year ended March 31, 2011 was $605,052, or $(0.01) per share, compared to a net loss of $1,219,225, or $(0.02) per share, for the fiscal year ended March 31, 2010. Our net loss decreased $614,173, or $(0.01) per share. During the years ended March 31, 2011 and March 31, 2010, we recorded a decrease in fair value of $0 and $715,000, respectively, from our investment in ITI, writing our investment down to $0 in fiscal 2010. This was offset by an increase in our operating loss in the amount of $97,664.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2011, we had cash and cash equivalents of $155,149 as compared to $690,975 at March 31, 2010. The decrease of $535,826 was primarily the result of cash used in operations in the amount of $519,955 and cash used in financing activities in the amount of $26,500, offset by cash provided by investing activities of $10,629.  We expect to have enough cash to fund operations for the next twelve months.  Our note payable to Kearny Federal Savings Bank of $172,000 on March 31, 2011, is secured and collateralized by restricted cash of $230,559. This note bears an interest rate of 2.98% per annum and is payable on demand.

On July 17, 2009, we purchased the assets of Anti-static a company involved in the research, development and manufacture of water-based and proprietary electrically conductive paints, coatings and other products and accessories.   The purchase price for the assets was $66,920 of which $53,020 was paid during the fiscal years 2010 and 2011 and the balance of $13,900 is a note payable, bearing an imputed interest rate of 3.5% per annum, which will be repaid in installments over the next 5 months from April 2011 to August 2011. As of March 31, 2011, ADM has two installments that were due and will be paid as part of the next 5 months installments.

Future Sources of Liquidity:

We expect our primary source of cash during fiscal 2012 to be net cash provided by operating activities. We expect that growth in profitable revenues and continued focus on new customers will enable us to continue to generate cash flows from operating activities. In addition, management has decided to participate in a state program for the sale of $7 million of its state net operating tax losses.  However, there can be no assurance that the Company will be able to receive any cash under this state program due to required regulatory approval and funding limits of the state program.

If we do not generate sufficient cash from operations, face unanticipated cash needs or do not otherwise have sufficient cash, we may need to consider the sale of certain intellectual property which does not support the Company’s operations. In addition, we have the ability to reduce certain expenses depending on the level of business operation.

Based on current expectations, we believe that our existing cash of $155,149 as of March 31, 2011and our net cash provided by operating activities and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash used by operating activities was $519,955 for the fiscal year ended March 31, 2011, as compared to net cash used by operating activities of $360,743 for the fiscal year ended March 31, 2010. The use of cash during the year ended March 31, 2011 was primarily due to a net loss of $605,052 and an increase in operating liabilities of $92,423, depreciation adjustments of $43,089, an adjustment for services rendered in exchange for issuance of common stock of $21,000 and offset by a decrease in net operating assets of $66,193.

Net cash used by operating activities was $360,743 for the fiscal year ended March 31, 2010, as compared to net cash used by operating activities of $685,880 for the fiscal year ended March 31, 2009. The use of cash during the fiscal year ended March 31, 2010 was primarily due to a net loss of $1,219,225 and an increase in operating liabilities of $18,027, which was primarily offset by a change in the fair market value of our investment in ITI of $715,000, and non-cash charge for depreciation of $62,346 and decrease in net operating assets of $31,690.

INVESTING ACTIVITIES

For the fiscal year ended March 31, 2011, net cash used by investing activities was $10,629. The primary increase in cash was from repayments for related party advances in the amount of $19,696, offset by payments in the amount of $7,350 for patents and trademarks.

For the fiscal year ended March 31, 2010, net cash used by investing activities was $91,068.  The primary use of cash was for an investment in cash and services rendered of $50,000 in Wellington for the issuance of a secured convertible note with an interest rate of 10%. In addition we made payments in the amount of $38,520, towards a total purchase price of $66,920 related to the asset purchase agreement with Anti-static, whereby we acquired intangible assets of $45,446, machinery and equipment of $10,000 and inventory in the amount of $11,474.

FINANCING ACTIVITIES

For the fiscal year ended March 31, 2011, net cash used for financing activities was $26,500, of which $12,000 was used for repayment on a note from a commercial bank to facilitate our acquisition of Action. In addition, $14,500 was used for repayment of notes payable-other.

For the fiscal year ended March 31, 2010, net cash used for financing activities was $13,000, which was used for repayment on a note from a commercial bank to facilitate our acquisition of substantially all of the assets of Action.

Although we expect available funds and funds generated from our operations to be sufficient to meet our anticipated needs for a minimum of 12 months, we may need to obtain additional capital to continue to operate and grow our business. Our cash requirements may vary materially from those currently anticipated due to changes in our operations, including our marketing and sales activities, product development, and the timing of our receipt of revenues. We do not have any material external sources of liquidity or unused sources of funds. Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing on terms satisfactory to us or at all. Additionally, we will continue to reduce certain of our expenses in order to assist in meeting our capital needs.

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
MARCH 31, 2011

I N D E X

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ADM Tronics Unlimited, Inc.

We have audited the accompanying consolidated balance sheets of ADM Tronics Unlimited, Inc. and subsidiaries as of March 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ADM Tronics Unlimited, Inc. and its subsidiaries as of March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Raich Ende Malter & Co. LLP
East Meadow, New York
July 14, 2011

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	March 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$155,149	$690,975
Accounts receivable, net of allowance for doubtful
accounts of $529 and $5,352, respectively	115,844	111,484
Inventories	232,499	178,629
Prepaid expenses and other current assets	20,441	25,898
Restricted cash	230,559	228,842

Total current assets	754,492	1,235,828

Property and equipment, net of accumulated depreciation
of $56,421 and $41,983, respectively	41,627	56,065
Inventory - long term portion	31,951	33,802
Secured convertible note	57,337	52,342
Advances to related parties	28,589	48,285
Intangible assets, net of accumulated amortization
of $124,168 and $95,517, respectively	140,396	161,697
Other assets	16,109	16,109

Total assets	$1,070,501	$1,604,128

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$184,122	$122,841
Note payable – bank	172,000	184,000
Note payable - other	13,900	17,400
Accrued expenses and other current liabilities	56,457	40,813

Total current liabilities	426,479	365,054

Note payable - other, net of current maturities	-	11,000

Total liabilities	426,479	376,054

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.0005 par value; 150,000,000 shares
authorized, 56,939,537 shares issued and outstanding at
March 31, 2011 and 53,939,357 at March 31, 2010	28,470	26,970
Additional paid-in capital	32,173,097	32,153,597
Accumulated deficit	(31,557,545)	(30,952,493)

Total stockholders' equity	644,022	1,228,074

Total liabilities and stockholders' equity	$1,070,501	$1,604,128

The accompanying notes are an integral part of these
consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2011 and 2010

	2011	2010

Revenues	$1,198,604	$1,166,591

Costs and expenses:
Cost of sales	683,580	701,758
Research and development	43,294	27,995
Selling, general and administrative	1,080,299	947,743

Total operating expenses	1,807,173	1,677,496

Operating loss	(608,569)	(510,905)

Interest income, net	3,517	6,680

Change in fair value of investment	-	(715,000)
in ITI

Income tax benefit	-	-

Net loss	$(605,052)	$(1,219,225)

Net loss per share, basic and diluted	$(0.01)	$(0.02)

Weighted average shares outstanding,	54,538,167	53,939,537
basic and diluted

The accompanying notes are an integral part of these
consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at March 31, 2009	53,939,537	$26,970	$32,153,597	$(29,733,268)	$2,447,299

Net loss				(1,219,225)	(1,219,225)

Balance at March 31, 2010	53,939,537	26,970	32,153,597	(30,952,493)	1,228,074

Issuance of 3,000,000 shares to A. Dimino for additional services rendered	3,000,000	1,500	19,500		21,000

Net loss				(605,052)	(605,052)

Balance at March 31, 2011	56,939,537	$28,470	$32,173,097	$(31,557,545)	$644,022

The accompanying notes are an integral part of these consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2011 AND 2010

	2011	2010
Cash flows from operating activities:
Net loss	$(605,052)	$(1,219,225)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	43,089	62,346
Impairment of intangibles	-	29,510
Bad debt (recovery) expense net	(227)	4,251
Interest income	(4,995)	(2,342)
Share based compensation	21,000	-
Net change in fair market value on investment in ITI	-	715,000
Changes in operating assets and liabilities:
(Increase) decrease in:
Inventory	(52,019)	51,921
Accounts receivable	(4,133)	(10,601)
Prepaid expenses and other current assets	(10,041)	(19,261)
Due from affiliate	-	6,977
Deposits	-	2,654
Increase (decrease) in:
Accounts payable and accrued expenses	92,423	25,322
Customer deposit - ITI	-	(7,295)

Net cash used in operating activities	(519,955)	(360,743)

Cash flows from investing activities:
Repayment (advances to) from related party	19,696	(286)
Payment and services rendered for secured convertible note	-	(50,000)
Payment for patents and trademark costs	(7,350)	-
Payment for asset acquisitions	-	(38,520)
Deposit - restricted cash	(1,717)	(2,262)

Net cash provided by (used in) investing activities	10,629	(91,068)

Cash flows from financing activities:
Repayments on note payable - Bank	(12,000)	(13,000)
Repayments on note payable - Other	(14,500)	-

Net cash (used in) financing activities	(26,500)	(13,000)

Net decrease in cash	(535,826)	(464,811)

Cash at beginning of period	690,975	1,155,786

Cash at end of period	$155,149	$690,975

Cash paid for:
Interest	$4,901	$6,185
Income taxes	$3,662	$14,849

Non-cash investing and financing activities:

Increase in prepaid insurance and accounts payable	$15,498	$16,775

Transfer of inventory to Ivivi, decrease in inventory and
customer deposits - Ivivi	$-	$93,730

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2011 AND 2010

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of ADM Tronics Unlimited, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser.  Revenue from the sale of the electronics we manufactured for Montvale Technologies, Inc. (formerly known as Ivivi Technologies, Inc.) (“ITI”), through February 12, 2010, and manufactured for Ivivi Health Sciences, LLC (“IHS”), subsequent to February 12, 2010, is recognized upon shipment of product. Shipping and handling charges and costs have been de minimis. We offer a limited 90 day warranty on our electronics products and a limited 5 year warranty on our electronic controllers for spas and hot tubs.  We have no other post shipment obligations and sales returns have been de minimis. Based on prior experience, no amounts have been accrued for potential warranty costs and such costs were less than $500, for the fiscal years ended March 31, 2011 and March 31, 2010.

WARRANTY LIABILITIES

We offer a limited 90 day warranty on our electronics products and a 5 year limited warranty on all of our electronic controllers for spas and hot tubs.  This product lines’ past experience has resulted in immaterial costs associated with warranty issues.  Therefore, no warranty liabilities have yet been recorded.  We consider the amount of warranty revenue, included in the sales of our electronic products, to be immaterial based upon our historical experience.

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

LONG-LIVED ASSETS

We follow the authoritative accounting guidance with respect to accounting for impairment of disposal of long-lived assets, which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed at least annually for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the fiscal year ended March 31, 2011 no impairment loss was recognized. During the fiscal year ended March 31, 2010 an impairment loss in the amount of $29,510 was recognized. Management decided in fiscal 2010 to write off customer list intangibles due to impairment loss related to their subsidiary Action Industries Unlimited, LLC.

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to approximately $12,975 and $16,934 for the fiscal years ended March 31, 2011 and 2010, respectively.

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

On April 1, 2007, the Company adopted the accounting pronouncement with respect to accounting for uncertainty in income taxes, which clarified the accounting and disclosures for uncertain tax positions related to income taxes recognized in the financial statements and addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date and at March 31, 2011, the Company applied this pronouncement to all tax positions for which the statute of limitations remained open, and determined there was no material impact on the consolidated financial statements.

The Company files income tax returns in several jurisdictions. The Company’s tax returns remain subject to examination, by major jurisdiction, for the years ended March 31, as follows:

Jurisdiction	Fiscal Year

Federal	2007 and beyond
New Jersey	2006 and beyond

There are currently no tax years under examination by any major tax jurisdictions.

In connection with the adoption of the guidance, the Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.  As of March 31, 2011, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Per share basic and diluted net loss amounted to $0.01 and $0.02 for the fiscal years ended March 31, 2011 and March 31, 2010, respectively.  The assumed exercise of common stock equivalents was not utilized in the computation of the fully diluted earnings per share for fiscal years ended March 31, 2011 and 2010, since the effect would be anti-dilutive.  There were 2,750,000 common stock equivalents at March 31, 2011 and 2010.

NON-CASH INVESTING ACTIVITY

Non-cash investing activity is excluded from the consolidated statement of cash flows. For the year ended March 31, 2011, the non-cash activities based on the year ended March 31, 2010, included the following:

Asset Acquisition of Antistatic Industries of Delaware, Inc.:
Fair Value of assets acquired in fiscal year 2010	$66,920

Cash paid to Seller	$(26,920)
Cash paid to Seller under Note Payable	(26,100)
Note payable outstanding at March 31, 2011	(13,900)
$(66,920)

Year ended March 31, 2010 Asset Acquisitions
Details of Acquisition
Fair Value of assets acquired in fiscal year 2010	$66,920
Note Payable balance at March 31, 2011	(13,900)
Total cash paid for acquisition	$53,020

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the FASB issued new standards that revised the guidance for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards were effective for the Company beginning April 1, 2011. The Company does not expect the adoption will have a material impact on its consolidated financial positions or results of operations.

Management does not believe that any other recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

NOTE 3 - INVENTORY

Inventory at March 31, 2011 (audited) consisted of the following:

	Current	Long Term	Total
Raw materials	$177,606	$28,252	$205,858
Finished Goods	54,893	3,699	58,592
	$232,499	$31,951	$264,450

Inventory at March 31, 2010 consisted of the following:

	Current	Long Term	Total
Raw materials	$134,544	$23,113	$157,657
Finished Goods	44,085	10,689	54,774
	$178,629	$33,802	$212,431

The Company values its inventories at the first in, first out ("FIFO") method at the lower of cost or market.

Inventory at April 1, 2009 was $346,608.

NOTE 4 - INVESTMENT IN IVIVI AND RELATED CAPITAL TRANSACTIONS

Our former majority owned subsidiary, ITI filed a Registration Statement with the Securities and Exchange Commission ("SEC") for the initial public offering of a portion of its common stock.  The Registration Statement was declared effective by the SEC on October 18, 2006.  As a result of the consummation of ITI's initial public offering, we no longer owned a majority of the outstanding common stock of ITI.  Since October 18, 2006, we could exert significant influence based upon the percentage of ITI's stock we owned.  As a result, our investment in ITI was reported during the period from October 18, 2006 until March 31, 2008 under the equity method of accounting, whereby we recognized our share of ITI's earnings or losses as they are incurred.  Effective April 1, 2008 (“the Adoption Date”), we have adopted the accounting pronouncement with respect to the fair value of financial assets and liabilities for our investment in ITI.  Management’s reason for electing the fair value option for its investment in ITI is to increase the efficiency of our financial reporting responsibilities.  The fair value of our investment in ITI at the adoption date was approximately $11,375,000.  The adoption of the pronouncement, with respect to our investment in ITI, resulted in the recognition of the following:

Pre-tax cumulative-effect adjustment to retained earnings:	$9,220,483
Deferred tax liability:	2,425,188

Post-tax cumulative-effect adjustment to retained earnings:	$6,795,295

The fair value of our investment in ITI as of March 31, 2011 and 2010 was $0 and $0. In August 2009, ITI disclosed through filings with the SEC, that it would most likely not be able to continue its operations. On February 12, 2010, ITI sold substantially all of its assets to IHS, and in an additional filing with the SEC, it indicated that proceeds from such sale would not be sufficient to pay all of its liabilities. ITI also publicly stated that it intended to liquidate and anticipated there would not be a distribution to its shareholders. Effective in the quarter ended June 30, 2009 we wrote down our investment in ITI to $0.

NOTE 5 – NOTE RECEIVABLE

On June 4, 2009 the Company invested in Wellington which has rights to an electronic uroflowmetry diagnostic medical device technology.  The Company invested a total of $50,000, with $10,000 provided in cash, and $40,000 in services to Wellington.  Wellington issued a convertible note to the Company for a principal amount of $50,000 with an interest rate of 10% due at various dates through June 2011.  The total of the note receivable and accrued interest at March 31, 2011 and 2010 was $57,337 and $52,342, respectively.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets are being amortized using the straight line method over periods ranging from 3-15 years with a weighted average remaining life of approximately 6.8 years.

	March 31, 2011			March 31, 2010
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$79,118	$(60,218)	$18,900	$71,768	$(58,026)	$13,742
Formulas	25,446	(2,898)	22,548	25,446	(1,201)	24,245
Non-Compete Agreement	50,000	(18,452)	31,548	50,000	(11,310)	38,690
Controller Design	100,000	(36,905)	63,095	100,000	(22,619)	77,381
Customer List	10,000	(5,695)	4,305	10,000	(2,361)	7,639
	$264,564	$(124,168)	$140,396	$257,214	$(95,517)	$161,697

Amortization expense was $28,651 and $48,443 for the year ended March 31, 2011 and March 31, 2010, respectively.

Estimated aggregate future amortization expense related to intangible assets is as follows:

2012	$28,659
2013	25,941
2014	24,875
2015	24,825
2016	11,781
Thereafter	24,315
$140,396

During the fiscal year ended March 31, 2010, management had reviewed intangibles as part of their annual review and had decided to write-off customer list intangibles due to impairment loss related to the Company's subsidiary Action. The carrying amount of the intangible exceeds the sum of the future undiscounted cash flows expected to result from the use and eventual disposition of the asset. The net book value of $29,510 was written off for customer lists in March 2010.

NOTE 7 – FAIR VALUE MEASUREMENTS

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets measured at fair value on a recurring basis at March 31, 2011:

	Level 1	Level 2	Level 3	Total
Investment in ITI	$29,250	$(29,250)	$--	$--

During the quarter ended June 30, 2009, management had determined the investment in ITI should be valued using both Level 1 and Level 2 inputs.

In August 2009, ITI disclosed to the public through its filings with the SEC, that it would most likely not be able to continue its operations. On February 12, 2010, ITI sold substantially all of its assets to IHS, and in an additional filing with the SEC, it indicated that proceeds from such sale would not be sufficient to pay all of its liabilities. ITI also publicly stated that it intended to liquidate and anticipated there would not be a distribution to its shareholders. In the quarter ended June 30, 2009, the Company recorded a decrease in fair value of $715,000 writing down the investment in ITI to $0.

The following table presents assets measured at fair value on a recurring basis at March 31, 2010:

	Level 1	Level 2	Level 3	Total
Investment in ITI	$715,000	$(715,000)	$--	$--

NOTE 8 – CONCENTRATIONS

During the year ended March 31, 2011, three customers accounted for 43% of our revenue. As of March 31, 2011, three customers accounted for 65% of our accounts receivable.

During the year ended March 31, 2010, three customers accounted for 50% of our revenue. As of March 31, 2010, two customers accounted for 65% of our accounts receivable.

NOTE 9 - SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Electronics	Total

Year ended March 31, 2011
Revenues from external customers	$907,556	$291,048	$1,198,604
Segment operating (loss)	$(73,472)	$(535,097)	$(608,569)

Year ended March 31, 2010
Revenues from external customers	$890,355	$276,236	$1,166,591
Segment operating (loss)	$(61,679)	$(449,226)	$(510,905)

Total assets at March 31, 2011	$462,681	$607,820	$1,070,501

Total assets at March 31, 2010	$1,012,324	$591,804	$1,604,128

NOTE 10 - PROPERTY AND EQUIPMENT

Our property and equipment as of March 31, 2011 and 2010 is as follows:

	2011	2010

Computer equipment	$13,364	$13,364
Machinery and equipment	80,934	80,934
Leasehold improvements	3,750	3,750
	98,048	98,048

Accumulated depreciation	(56,421)	(41,983)

Property and equipment, net	$41,627	$56,065

Depreciation expense related to property and equipment amounted to $14,438 and $13,901 during the years ended March 31, 2011 and 2010, respectively.

NOTE 11 - INCOME TAXES

At March 31, 2011, the Company had federal and state net operating loss carryforwards, or “NOLs,” of approximately $7 million, which are due to expire through fiscal 2031. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Ultimate utilization/availability of such net operating losses and credits is dependent upon the Company’s ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs in accordance with the provisions of the Tax Reform Act of 1986.

Due to the uncertainty related to, among other things, the extent and timing of its future taxable income, the Company offset the deferred tax assets related to bad debts, depreciation and amortization and NOL’s by an equivalent valuation allowance at March 31, 2011.

Significant components of deferred tax assets and liabilities are as follows:

	2011	2010
Deferred tax assets (liabilities):
Net operating loss carry forward	$2,814,000	$2,571,000
Bad debts	-	2,000
Depreciation and amortization	1,000	1,000
Deferred tax assets	2,815,000	2,574,000
Valuation allowance	(2,815,000)	(2,574,000)

Net deferred tax assets	$-	$-

The provision for income taxes at March 31, 2011 and 2010 differs from that amount using the statutory federal income tax rate as follows:

	2011	2010
Statutory federal income tax rate	(34)%	(34)%
State income taxes, net of federal taxes	(6)	(6)
Valuation allowance	40	40

Effective income tax rate	0%	0%

During June 2011, we submitted our application to the New Jersey Economic Development Authority ("NJEDA") to sell approximately $7 million of our previous years' NOL tax benefits. There can be no assurance that our application will be approved or that we will receive any funds related to this application.

NOTE 12 - OPTIONS AND WARRANTS OUTSTANDING

No options were granted during the years ended March 31, 2011 and 2010.  During the year ended March 31, 2007, ADM granted an aggregate of 3,500,000 stock options to employees and consultants. The options have an exercise price of $0.29, were fully vested at the date of grant.  On August 30, 2009, 750,000 of such options expired and the balance are exercisable until August 30, 2011. The options were valued at $351,529 using the Black Scholes option pricing model with the following assumptions: risk free interest rate of 4.9%, volatility of 85%, estimated life of 1.5 years and dividend rate of 0%. The options have a remaining life of .4 years at March 31, 2011.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2018. The Company’s future minimum lease commitment at March 31, 2011 is $741,094.

Period	Per year
2012	$96,875
2013	$96,875
2014	$102,688
2015	$104,625
2016	$104,625
Thereafter	$235,406
$741,094

Rent and real estate tax expense for all facilities for the years ended March 31, 2011 and 2010 was approximately $95,000 and $94,000, respectively.

NOTE 14 - LEGAL PROCEEDINGS

We are involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. There are no pending material legal proceedings or environmental investigations to which we are a party or to which our property is subject.

NOTE 15 - RELATED PARTY TRANSACTIONS

ADVANCES TO RELATED PARTIES

As of March 31, 2011, ADM was owed $0 from advances made to an officer, down from $9,552 as of March 31, 2010. In fiscal year ended March 31, 2011, $10,216 was repaid on interest accrued on these advances. No advances have been made since 2000. Interest accrued for the years ended March 31, 2011 and 2010 was $72 and $286 respectively. Total accrued interest was $28,589 and $38,733 at March 31, 2011 and 2010 respectively.

MANAGEMENT SERVICES AGREEMENT

In August 2001, ADM entered into a management services agreement, as amended, with ITI, whereby ADM allocated portions of its real property facilities for use by ITI for the conduct of its business. ADM and ITI used office, manufacturing and storage space in a building located in Northvale, New Jersey, currently leased by ADM. Pursuant to the terms of the management services agreement, ADM determined the portion of space allocated to ITI on a monthly basis, and ITI reimbursed ADM monthly for its portion of the lease costs, real property taxes and related costs plus any invoices it receives from third parties specific to ITI.

During the year ended March 31, 2011 ITI had no management services provided to it by ADM pursuant to the management services agreement.  ITI had approximately $17,000 in management services provided to it by ADM pursuant to the management services agreement during the year ended March 31, 2010.

On August 1, 2009, we entered into an agreement with ITI to provide services described below and canceled our management services agreement described above.  Under the agreement:

•
we provided ITI with engineering services, including quality control and quality assurance services along with regulatory compliance services warehouse fulfillment services and network administration services including hardware and software services;

•	we were paid at the rate of $26,000 per month by ITI for these services; and ITI agreed to terminate the four full time engineers and three part time engineers then employed by ITI.

On February 12, 2010 concurrent with the acquisition of ITI’s assets by IHS, we agreed to provide the above services to IHS and IHS agreed to pay us $26,000 per month for such services pursuant to a Master Services Agreement. In June 2010, it was agreed that IHS would pay approximately $11,000 for June 2010 and approximately $5,000 per month thereafter for reduced services performed by ADM.  In May 2011, IHS agreed to pay ADM approximately $16,800 per month for increased services.

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

Pursuant to the manufacturing agreement, sales of finished goods to ITI during the year ended March 31, 2011 were $0. Sales and manufacturing charges for the year ended March 31, 2010 were approximately $62,000. After the assets were purchased from ITI to IHS on February 12, 2010, sales to IHS were approximately $61,022 during the year ended March 31, 2011.

Activity with ITI as affiliate, can be summarized as follows:

	2011	2010

Balance, beginning of period	$-	$(104,320)

Advances from ITI	-	(4,069)
Transfer of inventory to ITI	-	93,730
ITI purchases from ADM	-	62,307
Charges from ITI	-	(7,214)
Charges to ITI	-	172,760
Payments from ITI	-	(223,704)
Payments to ITI	-	10,510

Due (to) ITI, end of period	$-	$-

NOTE 16 – NOTE PAYABLE – OTHER

On July 17, 2009 we purchased the assets of Antistatic Industries of Delaware, Inc. a company involved in the research, development and manufacture of water-based and proprietary electrically conductive paints, coatings and other products and accessories.   The purchase price for the assets was $66,920 of which $14,500 was paid during the fiscal year ended March 31, 2011 and $38,520 was paid during the fiscal year ended March 31, 2010 and the balance of $13,900 is a note payable, bearing imputed interest rate of 3.5% per annum, which will be repaid over the next 5 months from April 2011 to August 2011. As of March 31, 2011, ADM has two installments that were due and will be paid as part of the next 5 months installments.

The fair value assigned to the acquired assets was as follows:

Inventory	$11,474
Equipment	10,000
Patents and trademarks	10,000
Formulas	25,446
Customer list	10,000
Total	$66,920

NOTE 17 – NOTE PAYABLE, BANK

On August 21, 2008, the Company entered into a note payable with a commercial bank in the amount of $200,000.  This note bears interest at a rate of 2.98% and is secured by cash on deposit with the institution, which is classified as restricted cash.  Amounts outstanding under the note are payable on demand, and interest is payable monthly.  The principal balance of the note at March 31, 2011 was $172,000.

NOTE 18 - SUBSEQUENT EVENTS

Subsequent Events have been evaluated through July 14, 2011, the date the financial statements were filed with the Securities and Exchange Commission (“SEC”).

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

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation as of March 31, 2011, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

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

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting as of March 31, 2011, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2011.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

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

Name	Age	Position

Andre' DiMino	55	President, Chief Executive Officer,
		Chief Financial Officer and Director

Vincent DiMino	85	Director

Andre' DiMino has served as President of the Company since December 2001 and a director and Chief Financial Officer of the Company since 1987. Prior thereto, Mr. DiMino served as Executive Vice President and Chief Operating Officer since 1991 and Secretary and Treasurer of the Company since 1978. Mr. DiMino also served as the Technical Director of ADM Tronics from 1982 to 1991. Mr. DiMino served as Vice Chairman, Executive Vice President and Chief Technology officer of ITI from August 2008 to February 2010.  He also served as Vice Chairman and Co-Chief Executive Officer of ITI from October 2006 to August 2008, and as Chairman and Chief Financial Officer from January 2004 until October 2006 and served as President of ITI from 1989 to January 2004.  Since February 12, 2010, Mr. DiMino has served as Vice President-Engineering, Manufacturing and Regulatory for IHS.

Vincent DiMino served as Vice President of Production of the Company from 1969 to 2008 and as a director of the Company since August 1987.

Vincent DiMino is Andre' DiMino's uncle. There is no other family relationship between any of the Company's directors or executive officers.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

Although the Company is engaged in ongoing efforts to engage qualified board members, the Company does not have a separately designated audit committee or compensation committee at this time. Accordingly, the Company's Board of Directors also has determined that the Company does not have an audit committee financial expert. The Company continues to seek new board members in order to appoint a separately designated audit committee. The functions which would be performed by an audit committee are performed by the Board of Directors as a whole.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act, and the rules and regulations of the Securities and Exchange Commission promulgated there under, requires the Company's directors, executive officers and persons who own beneficially more than 10% of the Company's common stock to file reports of ownership and changes in ownership of such stock with the SEC. Based solely upon a review of such reports, the Company believes that all of its directors, executive officers and 10% stockholders complied with all applicable Section 16(a) filing requirements during the Company's last fiscal year.

CODE OF ETHICS

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of such Code of Ethics has been filed as Exhibit 14.1 to the Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005.

ITEM 11. EXECUTIVE COMPENSATION

The following table provides certain summary information for the fiscal years ended March 31, 2011 and 2010 concerning compensation paid, or accrued, by ADM to, or on behalf of, ADM's President, Chief Executive Officer and Chief Financial Officer (the "Named Officer"). Other than ADM's President and Chief Executive Officer, the Company does not have any executive officers of the Company whose total annual salary and bonus exceeded $100,000 during the fiscal year ended March 31, 2011.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Andre DiMino	2011	102,144	26,759	-	21,000	149,903
Chief Executive Officer	2010	99,840	-	-	-	99,840

Option Awards
Equity Incentive
Plan Awards:
		Number of	Number of
	Number of	Securities	Securities
	Securities	Underlying	Underlying
	Underlying	Unexercised	Unexercised	Option	Option
	Unexercised Options	Options (#)	Unearned	Exercise	Expiration
Name	(#) Exercisable	Unexercisable	Options (#)	Price ($)	Date

Andre DiMino	1,300,000	-	-	0.29	8/30/2011

DIRECTORS' COMPENSATION

The Company does not pay fees to its directors, nor does it reimburse its directors for expenses incurred.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding ownership of shares of Company’s common stock, as of July 14, 2011, by (i) each person known to ADM to be the owner of 5% or more of ADM’s common stock (ii) each director and director nominee of ADM, (iii) the Named Officer, and (iv) all directors and officers of ADM as a group. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of the Company’s common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of any shares of Common Stock over which he or she has or shares, directly or indirectly, voting or investment power; or of which he or she has the right to acquire beneficial ownership at any time within 60 days after July 14, 2011. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. Common Stock beneficially owned and percentage ownership is based on 56,939,537 shares of Common Stock outstanding as of July 14, 2011.

	Number of Shares
Name and Address	Beneficially Owned		Percentage

Andre’ DiMino	19,480,883	(1)	33.3%
c/o ADM Tronics Unlimited, Inc.
224 Pegasus Ave.
Northvale, NJ 07647

Vincent DiMino	2,087,928	(2)	3.6%
c/o ADM Tronics Unlimited, Inc.
224 Pegasus Ave.
Northvale, NJ 07647

Eugene Stricker	4,188,700	(3)	7.4%
c/o Fifth Avenue Venture Capital Partners
42 Barrett Road
Lawrence, NY 11559

All Executive Officers and Directors
as a group (three persons)	21,568,811	(4)	36.5%

(1) Includes 13,691,223 shares of the Company’s common stock directly owned by Andre’ DiMino; 1,300,000 shares which may be acquired by Andre’ Dimino upon the exercise of options; 960 shares owned by Jenny DiMino, the spouse of Andre’ DiMino; 300,000 shares which may be acquired by Jenny DiMino upon the exercise of options; and 4,188,700 shares of the Company’s common stock held by Eugene Stricker, of which Andre’ DiMino may be deemed to be a beneficial owner by reason of his power to vote such shares pursuant to an agreement.

(2) Includes 1,287,928 shares of the Company’s common stock directly owned by Mr. Vincent DiMino, 300,000 shares of the Company’s common stock owned by the spouse of Vincent DiMino, as to which Mr. DiMino disclaims beneficial ownership; 500,000 shares which may be acquired by Vincent DiMino upon the exercise of options.

(3) Mr. Andre’ DiMino may be deemed to be a beneficial owner of such shares by reason of his power to vote such shares pursuant to an agreement. Reference is also made to Footnote No. 1.

(4) Reference is made to Footnote Nos. 1 and 2.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time prior to 2000, the Company has loaned funds to Andre' DiMino at an interest rate of 3% per annum. The largest aggregate amount of indebtedness, including interest, outstanding at any time since the beginning of the Company's fiscal year ended March 31, 2003 was approximately $89,900 and the amount of principal and interest outstanding as of March 31, 2011 was approximately $29,000.

MANAGEMENT SERVICES AGREEMENT

ADM entered into individual management services agreements, dated as of August 15, 2001, with ITI, SMI and Pegasus under which the Company provides such entities with management services and allocates portions of its real property facilities for use by such entities for the conduct of their respective businesses. The management services provided by the Company under the management services agreement include managerial and administrative services, marketing and sales services, clerical and communication services, the maintenance of a checking account and the writing of checks, the maintenance of accounting records and other services in the ordinary course of business. The entities pay ADM for such services on a monthly basis pursuant to an allocation determined by ADM and such entities based on a portion of its applicable costs plus any invoices it receives from third parties specific to each such entity. ADM's subsidiaries and ITI also use office, manufacturing and storage space in a building located in Northvale, New Jersey, currently leased by the Company, pursuant to the terms of the management services agreement. ADM determines the portion of space allocated to each entity on a monthly basis, and the subsidiaries and ITI are required to reimburse the Company for their respective portions of the lease costs, real property taxes and related costs.

ITI had approximately $0 and $17,000 in management services provided to it by ADM pursuant to the management services agreement during the fiscal years ended March 31, 2011 and 2010, respectively.

On August 1, 2009, we entered into an agreement with ITI to provide services described below and canceled our management services agreement described above.  Under the agreement:

•
we provided ITI with engineering services, including quality control and quality assurance services along with regulatory compliance services warehouse fulfillment services and network administration services including hardware and software services;

•	we were paid at the rate of $26,000 per month by ITI for these services; and ITI agreed to terminate the four full time engineers and three part time engineers then employed by ITI.

On February 12, 2010 concurrent with the acquisition of ITI’s assets by IHS, we agreed to provide the above services to IHS and IHS agreed to pay us $26,000 per month for such services pursuant to a Master Services Agreement. In June 2010, it was agreed that IHS would pay approximately $11,000 for June 2010 and approximately $5,000 per month thereafter for reduced services performed by ADM. In May 2011 IHS agreed to pay ADM approximately $16,800 per month for increased services.

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

Pursuant to the manufacturing agreement, sales of finished goods to ITI during the years ended March 31, 2011 and 2010 were approximately $0 and $68,000, respectively, and sales to IHS for the year ended March 31, 2011 were $61,022.

Director Independence

Our common stock is not listed on a national securities exchange and therefore, we are not subject to any corporate governance requirements regarding independence of board or committee members.  However, we have chosen the definition of independence contained in the rules of The American Stock Exchange, LLC as a benchmark to evaluate the independence of our directors.  Under the (“AMEX”) listing standards, an "independent director" of a company means a person who is not an officer or employee of the company or its subsidiaries and who the board of directors has affirmatively determined does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.  Our Board of Directors has determined that none of our current directors are independent directors within the meaning of the applicable AMEX listing standard.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by Raich Ende Malter & Co. LLP ("Raich") for the audit of the Company's annual consolidated financial statements for the fiscal years ended March 31, 2011 and 2010, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB for the fiscal years ended March 31, 2011 and 2010, were approximately $52,000 and $55,000, respectively.

AUDIT-RELATED FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2011 and 2010 for assurance and related services by Raich that are reasonably related to the performance of the audit or review of the Company's financial statements and not reported above under “Audit Fees” were $0 and $0, respectively.

TAX FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2011 and 2010 for professional services rendered by Raich for tax compliance, tax advice and tax planning were $7,694 and $12,000, respectively.

ALL OTHER FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2011 and March 31, 2010 for products and services provided by Raich other than the services reported above under “Audit Fees”, “Audit Related Fees” and “Tax Fees” were $0 and $0 respectively.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of July, 2011.

ADM TRONICS UNLIMITED, INC.

By:	/s/ Andre' DiMino
Andre' Di Mino
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	Andre' DiMino	Chief Executive Officer (Principal	July 14, 2011
	Andre' DiMino	Executive Officer, Principal
Financial Officer and Principal
Accounting Officer) and Director

/s/	Vincent DiMino	Director	July 14, 2011
Vincent DiMino