Form 10-Q
period 2011-06-30
ADM TRONICS UNLIMITED INC/DE
filed 2011-08-15
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
56,939,537 shares of Common Stock, $.0005 par value, as of August 15, 2011.

ADM TRONICS UNLIMITED, INC.

INDEX

		Page Number
Part I - Financial Information

Item 1.	Consolidated Financial Statements:

	Condensed Consolidated Balance Sheet - June 30, 2011 (unaudited) and March 31, 2011	3

	Condensed Consolidated Statement of Operations
	for the three months ended June 30, 2011 and 2010 (unaudited)	4

	Condensed Consolidated Statements of Cash Flow
	for the three months ended June 30, 2011 and 2010 (unaudited)	5

	Notes to the Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	15

Part II - Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	16

Item 3.	Defaults Upon Senior Securities	16

Item 4.	Other Information	16

Item 5.	Exhibits	16

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2011	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$98,035	$155,149
Accounts receivable, net of allowance for doubtful accounts of $329 and $529, respectively	148,817	115,844
Inventories	242,225	232,499
Prepaid expenses and other current assets	35,977	20,441
Restricted cash	230,845	230,559

Total current assets	755,899	754,492
Property and equipment, net of accumulated depreciation of $60,006 and $56,421, respectively	38,043	41,627

Other assets:
Inventory - long term portion	30,755	31,951
Secured convertible note	58,584	57,337
Advances to related parties	28,589	28,589
Intangible assets, net of accumulated amortization of $131,350 and $124,168, respectively	136,798	140,396
Other assets	16,109	16,109
Total other assets	270,835	274,382

Total assets	$1,064,777	$1,070,501

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$188,252	$184,122
Note payable – bank	169,000	172,000
Note payable - other	11,000	13,900
Accrued expenses and other current liabilities	102,948	56,457
Total current liabilities	471,200	426,479

Total liabilities	471,200	426,479

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0005 par value; 150,000,000 shares authorized, 56,939,537 shares issued and outstanding at June 30, 2011 and March 31, 2011	28,470	28,470
Additional paid-in capital	32,173,097	32,173,097
Accumulated deficit	(31,607,990)	(31,557,545)
Total stockholders' equity	593,577	644,022

Total liabilities and stockholders' equity	$1,064,777	$1,070,501

The accompanying notes are an integral part of these
consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
(Unaudited)

	June 30,	June 30,
	2011	2010

Net revenues	$419,062	$352,793

Cost of sales	214,211	166,711

Gross Profit	204,851	186,082

Operating expenses:
Research and development	9,304	14,686
Selling, general and administrative	235,802	235,124
Depreciation and amortization	10,767	10,727

Total operating expenses	255,873	260,537

Loss from operations	(51,022)	(74,455)

Other income (expense):
Interest income	1,641	2,499
Interest expense	(1,064)	(1,361)
Total other income (expense)	577	1,138

Net loss	$(50,445)	$(73,317)

Basic and diluted loss per common share:	$0.00	$0.00

Weighted average shares of common stock outstanding - basic and diluted	56,939,537	53,939,537

The accompanying notes are an integral part of these
consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED

	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(50,445)	$(73,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,767	10,727
Interest receivable	(1,247)	(1,173)
Changes in operating assets and liabilities:
Accounts receivable	(32,973)	(54,125)
Inventory	(8,530)	(15,052)
Prepaid expenses and other current assets	(24,003)	(2,641)
Accounts payable	12,596	(2,268)
Accrued expenses and other current liabilities	46,491	26,586
Net cash used in operating activities	(47,344)	(111,263)

Cash flows from investing activities:
Repayment (advances to) from related party	-	(72)
Payment for patents and trademark costs	(3,584)	(2,035)
Deposit - restricted cash	(286)	(568)
Net cash used in investing activities	(3,870)	(2,675)

Cash flows from financing activities:
Repayments on note payable - Bank	(3,000)	(3,000)
Repayments on note payable - Other	(2,900)	(4,350)

Net cash used in financing activities	(5,900)	(7,350)

Net decrease in cash	(57,114)	(121,288)

Cash and cash equivalents at beginning of period	155,149	690,975

Cash and cash equivalents at end of period	$98,035	$569,687

Cash paid for:
Interest	$1,064	$1,361
Income taxes	$-	$3,460

Supplemental disclosures of non-cash investing and financing activities:
Accrued interest on note receivable	$1,247	$1,173
Increase in prepaid insurance and accouts payable	$8,466	$4,613

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2011
(Unaudited)

NOTE 1 - ORGANIZATIONAL MATTERS

ADM Tronics Unlimited, Inc. ("we", "us", the “Company" or "ADM"), was incorporated under the laws of the state of Delaware on November 24, 1969.  We are authorized under our Certificate of Incorporation to issue 150,000,000 common shares, with $.0005 par value, and 5,000,000 preferred shares with $.01 par value.

The accompanying condensed consolidated financial statements as of June 30, 2011 (unaudited) and March 31, 2011 and for the three month periods ended June 30, 2011 and 2010 (unaudited) have been prepared by ADM pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and explanatory notes for the year ended March 31, 2011 as disclosed in our annual report on Form 10-K for that year as filed with the SEC, as it may be amended.  The results of the three months ended June 30, 2011 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending March 31, 2012.

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

During the three months ended June 30, 2009, we invested in Wellington Scientific, LLC (“Wellington”) which has rights to an electronic uroflowmetry diagnostic medical device technology.  These products are currently distributed in South Africa, but are not compliant with United States FDA requirements for distribution in the United States. During the year ended March 31, 2011, we substantially completed development of a new version of the device for compliance with FDA and international standards and created the required documentation for distribution of this product in the US. The  Flo-Med device is now ready for production. In addition, we shall be the exclusive manufacturer of this product for Wellington, pursuant to an agreement, and shall receive a percentage of future sales, if any.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

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

Based on prior experience, no amounts have been accrued for potential warranty costs and such costs were less than $500, for the three months ended June 30, 2011 and 2010.

RESTRICTED CASH

Restricted cash represents funds on deposit with a financial institution that secure the bank note payable which is discussed in “Note 10 – Note Payable, Bank”.

NET LOSS PER SHARE

The Company computes net loss per share under the provisions of ASC No. 260, "Earnings per Share" ("ASC 260"), and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of ASC 260 and SAB 98, basic loss per share is computed by dividing the Company's net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted loss per share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the three month periods ended June 30, 2011 and 2010, respectively, 2,750,000 and 2,750,000 common stock and common stock equivalent shares were excluded from the computation of diluted net loss per share.

NON-CASH INVESTING ACTIVITY

Non-cash investing activity is excluded from the consolidated statement of cash flows. For the three months ended June 30, 2011 the non-cash activities based on the year ended March 31, 2010, included the following:

Asset Acquisition of Antistatic Industries of Delaware, Inc.:
Fair Value of assets acquired in fiscal year 2010	$66,920
Cash paid to Seller	$(26,920)
Cash paid to Seller under Note Payable	(29,000)
Note payable outstanding at June 30, 2011	(11,000)
$(66,920)

Year ended March 31, 2010 Asset Acquisitions
Details of Acquisition
Fair Value of assets acquired in fiscal year 2010	$66,920
Note Payable balance at June 30, 2011	(11,000)
Total cash paid for acquisition	$55,920

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011 the FASB issued Accounting Standards Update 2011-05 affecting SFAS 130, Other Comprehensive Income.  The effective date is for fiscal periods beginning after December 15, 2011. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The Company is evaluating the implications of this Statement.

In October 2009, the FASB issued Accounting Standards Update 2009-13 that revised the guidance for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards were effective for the Company beginning April 1, 2011. The adoption did not have a material impact on its consolidated financial positions or results of operations.

Management does not believe that any other recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

NOTE 3 - INVENTORY

Inventory at June 30, 2011 (unaudited) consisted of the following:

	Current	Long Term	Total
Raw materials	$194,673	$27,148	$221,821
Finished Goods	47,552	3,607	51,159
	$242,225	$30,755	$272,980

Inventory at March 31, 2011 consisted of the following:

	Current	Long Term	Total
Raw materials	$177,606	$28,252	$205,858
Finished Goods	54,893	3,699	58,592
	$232,499	$31,951	$264,450

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets measured at fair value on a recurring basis at June 30, 2011:

	Level 1	Level 2	Level 3	Total
Investment in ITI	$ 21,125	$ (21,125)	$ --	$ --

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

The following table presents assets measured at fair value on a recurring basis at March 31, 2011:

	Level 1	Level 2	Level 3	Total
Investment in ITI	$ 29,250	$ (29,250)	$ --	$ --

NOTE 5 – NOTE RECEIVABLE

On June 4, 2009 the Company invested in Wellington Scientific, LLC (Wellington) which has rights to an electronic uroflowmetry diagnostic medical device technology.  The Company invested a total of $50,000, with $10,000 provided in cash, and $40,000 in services to Wellington.  The Company recorded  a convertible note with a principal amount of $50,000 with an interest rate of 10% due at various dates through June 2011.  The original note and accrued interest was due June 30, 2011.  As of June 30, 2011 and March 31, 2011 those balances were $58,584 and $57,337, respectively.

On June 30, 2011, the Company agreed to extend the due date to September 4, 2011 under the same terms of the original note.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets are being amortized using the straight line method over periods ranging from 3-15 years with a weighted average remaining life of approximately 6.9 years.

	June 30, 2011			March 31, 2011
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$82,702	$(60,786)	$21,916	$79,118	$(60,218)	$18,900
Formulas	25,446	(3,322)	22,124	25,446	(2,898)	22,548
Non-Compete Agreement	50,000	(20,238)	29,762	50,000	(18,452)	31,548
Controller Design	100,000	(40,476)	59,524	100,000	(36,905)	63,095
Customer List	10,000	(6,528)	3,472	10,000	(5,695)	4,305
	$268,148	$(131,350)	$136,798	$264,564	$(124,168)	$140,396

Amortization expense was $7,183 and $7,118 for the three months ended June 30, 2011 and June 30, 2010, respectively.

Estimated aggregate future amortization expense related to intangible assets is as follows:

2012	$21,656
2013	26,180
2014	25,114
2015	25,064
2016	12,020
Thereafter	26,764
$136,798

NOTE 7 - CONCENTRATIONS

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Revenues from foreign customers represented $58,936 of net revenue or 14.1% and $19,797 of net revenue or 5.6% for the three months ended June 30, 2011 and 2010 respectively.

Accounts receivable from foreign entities as of June 30, 2011 and March 31, 2011 were $19,977 and $2,573, respectively.

During the three month period ended June 30, 2011, three customers accounted for 38% of our revenue. As of June 30, 2011, four customers represented approximately 74% of our accounts receivable.

During the three month period ended June 30, 2010, two customers accounted for 36% of our revenue.  As of March 31, 2011, one customer represented approximately 28% of our accounts receivable.

NOTE 8 - SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Electronics	Total

Three months ended June 30, 2011
Revenues from external customers	$293,004	$126,058	$419,062
Segment operating income (loss)	$24,699	$(75,721)	$(51,022)

Three months ended June 30, 2010
Revenues from external customers	$275,368	$77,425	$352,793
Segment operating income (loss)	$26,822	$(101,277)	$(74,455)

Total assets at June 30, 2011	$446,201	$618,576	$1,064,777

Total assets at March 31, 2011	$462,681	$607,820	$1,070,501

NOTE 9 - RELATED PARTY TRANSACTIONS

ADVANCES TO RELATED PARTIES

As of June 30, 2011 and March 31, 2011, total accrued interest on prior loans to an officer  was $28,589 and $28,589, respectively.

NOTE 10 – NOTE PAYABLE, BANK

On August 21, 2008, the Company entered into a note payable with a commercial bank in the amount of $200,000.  This note bears interest at a rate of 2.98% and is secured by cash on deposit with the institution, which is classified as restricted cash.  Amounts outstanding under the note are payable on demand, and interest is payable monthly.  The principal balance of the note at June 30, 2011 and March 31, 2011 was $169,000 and $172,000, respectively.

NOTE 11 – NOTE PAYABLE – OTHER

On July 17, 2009 we purchased the assets of Antistatic Industries of Delaware, Inc. a company involved in the research, development and manufacture of water-based and proprietary electrically conductive paints, coatings and other products and accessories.   The purchase price for the assets was $66,920 of which $14,500 was paid during the fiscal year ended March 31, 2011, $38,520 was paid during the fiscal year ended March 31, 2010, $2,900 was paid during the quarter ended June 30, 2011 and the balance of $11,000 is a note payable, bearing imputed interest rate of 3.5% per annum, which will be repaid over the next 2 months from July 2011 to August 2011. As of June 30, 2011, ADM has three installments that were due and will be paid as part of the next 2 months installments.

The fair value assigned to the acquired assets was as follows:
Inventory	$11,474
Equipment	10,000
Patents and trademarks	10,000
Formulas	25,446
Customer list	10,000
Total	$66,920

NOTE 12 – SUBSEQUENT EVENTS

On July 19, 2011 ADM Tronics Unlimited, Inc. (the "Company"), received a purchase order from a distributor for approximately $740,000 including a 25% cash deposit for the purchase of the Company’s newly developed Flo-Med™ electronic medical devices and related disposables. The Flo-Med device is a diagnostic uroflowmetry technology for precision dynamic analysis of urine flow useful in evaluating the function of the complete urinary tract in patients. The Company is manufacturing the  Flo-Med device in its Northvale, NJ facility and expects to ship the complete order over the next 3 to 6 months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "forecasts", "projects", or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-Q to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Item. 1 Description of Business – Risk Factors" and elsewhere in or incorporated by reference into our Annual Report on Form 10-K for the year ended March 31, 2011.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION:

CHEMICALS:
Revenues are recognized when products are shipped to end users.  Shipments to distributors are recognized as sales where no right of return exists.

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser.  Revenue from the sale of the electronics we manufacture is recognized upon shipment of product to the end user.  Shipping and handling charges and costs are de minimis. We offer a limited 90 day warranty on our electronics products and a limited 5 year warranty on our electronic controllers for spas and hot tubs. Historically, the amount of warranty revenue included in the sales of our electronic products have been de minimis. We have no other post shipment obligations and sales returns have been de minimis.

WARRANTY LIABILITIES

We offer a limited 90 day warranty on our electronics products and a 5 year limited warranty on all of our electronic controllers for spas and hot tubs sold through Action. These product lines’ past experience has resulted in de minimis costs associated with warranty issues. Based on prior experience, no amounts have been accrued for potential warranty costs and such costs were de minimus, for the three months ended June 30, 2011 and 2010.

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

BUSINESS OVERVIEW

ADM is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. During the years ended March 31, 2011 and 2010, our operations were conducted through ADM itself and its subsidiaries, Pegasus Laboratories, Inc. (PLI) and Sonotron Medical Systems, Inc and since August 2008, Action. In addition, the Company owns a minority interest in Montvale Technologies Inc, (formerly known as Ivivi Technologies Inc.) (“ITI”), which until October 18, 2006 was operated as a subsidiary of the Company. ITI was deconsolidated as of October 18, 2006 upon the consummation of ITI’s initial public offering. Our investment in ITI from October 18, 2006 through March 31, 2008 was reported under the equity method of accounting. Since April 1, 2008 we reported our investment in ITI at fair value.  As reported by ITI, on February 12, 2010 all of ITI’s assets were acquired by IHS, an unaffiliated entity controlled by ITI’s former Chairman of the Board. Concurrent with such asset sale, the Company entered into agreements with IHS for services related to engineering and regulatory matters, and the previous manufacturing agreement with ITI was assigned to IHS.

In 2009, we invested in Wellington Scientific, LLC (“Wellington”) which has rights to an electronic uroflowmetry diagnostic medical device technology.  These products are currently distributed in South Africa, but were not compliant with United States FDA requirements for distribution in the United States. During the year ended March 31, 2011, we substantially completed development of a new version of the device (Flo-Med device) for compliance with FDA and international standards and created the required documentation for distribution of this product in the US. The  Flo-Med device is now ready for production. In addition, we shall be the exclusive manufacturer of this product for Wellington, pursuant to an agreement, and shall receive a percentage of future sales, if any.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2011 AS COMPARED TO JUNE 30, 2010

REVENUES

Net revenues were $419,062 for the three months ended June 30, 2011 as compared to $352,793 for the three months ended June 30, 2010, an increase of $66,269, or 19%.  The increase resulted from an increase in sales to customers in our electronics division in the amount of $29,603, an increase in sales in our chemical division in the amount of $38,804 and an increase in sales in our electronics subsidiary, Action, in the amount of $32,675. These increases were offset by a decrease in sales in our Sonotron subsidiary in the amount of $10,876, and a decrease in sales in our chemical Antistatic division in the amount of $21,265. Gross profit was $204,851, or 49%, for the three months ended June 30, 2011 and $186,082, or 53% for the three months ended June 30, 2010. Gross profit percentages decreased overall 5% in our chemical division due to an overall cost of material percentage increase of 4%, while labor cost percentages remained at approximately 6%. Gross profit percentages increased 10% in our electronics division due to a 20% decrease in labor cost percentages offset by a 9% increase in cost of materials percentages.

We are highly dependent upon certain customers to generate our revenues. For the three months ended June 30, 2011, three customers accounted for 38% of our revenue and for the three months ended June 30, 2010, two customers accounted for approximately 36% of our revenue. The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results.

OPERATING LOSS

Loss from operations for the three months ended June 30, 2011 was $51,022, decreased $23,433, or 31%, compared to a loss from operations for the three months ended June 30, 2010 of $74,455. Selling, general and administrative expenses increased by $718, from $245,851 to $246,569. We had increased compensation costs in the amount of $5,891, increased advertising costs in the amount of $1,576, increased travel and entertainment costs in the amount of $4,238, increased unreimbursed engineering and regulatory expenses in the amount of $8,910, and increased taxes and related fees in the amount of $2,335. Offsetting, were decreased freight costs in the amount of $2,185, decreased consulting fees in the amount of $12,000 and decreased accounting fees in the amount of $11,774, due to accounting activities being performed by an outside consultant in the first quarter of fiscal year 2011, now being performed in house. Research and development expenses decreased by $5,382, or 37%, from $14,686 to $9,304 mainly due to a decrease in funds used in new research and development activities, in the first quarter of fiscal year 2012 over fiscal year 2011. Cost of sales increased by $47,500, or 28% from $166,711 to $214,211, due to the increase in sales in our electronics, chemical and Action subsidiary. Manufacturing salaries expense has not changed from fiscal year 2010 to fiscal year 2011.

NET LOSS AND NET LOSS PER SHARE

Net loss for the three months ended June 30, 2011 was $50,445, or $0.00 per share, compared to a net loss for the three months ended June 30, 2010 of $73,317, or $0.00 per share. Interest income decreased $561 to $577 in the three months ended June 30, 2011, from $1,138 in the three months ended June 30, 2010, due to decreased funds invested in a money market account, offset by an increase in accrued interest receivable on a convertible note issued to Wellington.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2011, we had cash and cash equivalents of $98,035 as compared to $155,149 at March 31, 2011. The $57,114 decrease was primarily the result of cash used in operations during the three month period in the amount of $47,344 , cash used in financing activities in the amount of $5,900. Our cash will continue to be used for increased marketing costs, and the related administrative expenses, in order to attempt to increase our revenue.  We expect to have enough cash to fund operations for the next twelve months.

On July 17, 2009 we purchased the assets of Antistatic, a company involved in the research, development and manufacture of water-based and proprietary electrically conductive paints, coatings and other products and accessories.  The purchase price for the assets was $66,920 of which $2,900 was paid during the quarter ended June 30, 2011, $14,500 was paid during the fiscal year ended March 31, 2011, $38,520 was paid during the fiscal year ended March 31, 2010, and the balance of $11,000 is a note payable, bearing imputed interest rate of 3.5% per annum, which will be repaid over the next 2 months from July 2011 to August 2011. As of June 30, 2011, ADM has three installments that were due and will be paid as part of the next 2 months installments.

 Future Sources of Liquidity:

We expect our primary source of cash during fiscal 2012 to be net cash provided by operating activities. We expect that growth in revenues and continued focus on new customers will enable us to continue to generate cash flows from operating activities. In addition, management has decided to participate in a state program for the sale of $7 million of its state net operating tax losses.  However, there can be no assurance that the Company will be able to receive any cash under this state program due to required regulatory approval and funding limits of the state program.

If we do not generate sufficient cash from operations, face unanticipated cash needs or do not otherwise have sufficient cash, we may need to consider the sale of certain intellectual property which does not support the Company’s operations. In addition, we have the ability to reduce certain expenses depending on the level of business operation.

Based on current expectations, we believe that our existing cash of $98,035 as of June 30, 2011 and our net cash provided by operating activities and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash used by operating activities was $47,344 for the three months ended June 30, 2011, as compared to net cash used by operating activities of $111,263 for the three months ended June 30, 2010.  The use of cash during the three months ended June 30, 2011 was primarily due to a net loss of $50,455, a decrease in financing liabilities of $5,900, and an increase in net investing assets of $3,870.

Net cash used by operating activities was $111,263 for the three months ended June 30, 2010, as compared to net cash used by operating activities of $92,055 for the three months ended June 30, 2009.  The use of cash during the three months ended June 30, 2010 was primarily due to a net loss of $73,317, a decrease in financing liabilities of $7,350, and an increase in net investing assets of $2,673.

INVESTING ACTIVITIES

For the three months ended June 30, 2011, net cash used by investing activities was $3,870.  The primary use of cash was for patents and trademarks in the amount of $3,584.

For the three months ended June 30, 2010, net cash used by investing activities was $2,675.  The primary use of cash was for payments in the amount of $2,035 for patents and trademarks.

FINANCING ACTIVITIES

For the three months ended June 30, 2011, net cash used for financing activities was $5,900, of which $3,000 was used for repayment on a note from a commercial bank to facilitate our acquisition of Action and $2,900 was used for repayment of notes payable – other.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Concentration of Credit Risk

All cash and cash equivalents are deposited FDIC insured financial institutions. Further, our sales are materially dependent on a small group of customers, as noted in Note 7 of our financial statements. We monitor our credit risk associated with our receivables on a routine basis. We also maintain credit controls for evaluating and granting customer credit.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based on that evaluation as of June 30, 2011, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, as of the date of their evaluation, to ensure that the information required to be disclosed by us in the reports that we file or submit, under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended March 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. OTHER INFORMATION

None

ITEM 5. EXHIBITS.

(a) Exhibit No.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADM TRONICS UNLIMITED, INC.
 (Registrant)

By:	/s/Andre' DiMino
Andre' DiMino, Chief Executive
Officer and Chief Financial Officer
Dated: Northvale, New Jersey
            August 15, 2011