Form 10-Q
period 2011-09-30
ADM TRONICS UNLIMITED INC/DE
filed 2011-11-14
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

56,939,537 shares of Common Stock, $.0005 par value, as of  November 14, 2011.

ADM TRONICS UNLIMITED, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2011	2011
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$164,090	$155,149
Accounts receivable, net of allowance for doubtful accounts of $329 and $529, respectively	224,636	115,844
Inventories	293,600	232,499
Prepaid expenses and other current assets	48,984	20,441
Restricted cash	231,102	230,559

Total current assets	962,412	754,492

Property and equipment, net of accumulated depreciation of $63,515 and $56,421, respectively	34,534	41,627

Other assets:
Inventory - long term portion	29,232	31,951
Secured convertible note	59,844	57,337
Advances to related parties	28,589	28,589
Intangible assets, net of accumulated amortization of $138,534 and $124,168, respectively	129,614	140,396
Other assets	16,109	16,109
Total other assets	263,388	274,382

Total assets	$1,260,334	$1,070,501

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$191,729	$184,122
Note payable - bank	166,000	172,000
Note payable - other	6,650	13,900
Customer deposit payable	150,816	-
Accrued expenses and other current liabilities	119,916	56,457
Total current liabilities	635,111	426,479

Total liabilities	635,111	426,479

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0005 par value; 150,000,000 shares authorized, 56,939,537 shares issued and outstanding at September 30, 2011 and March 31, 2011	28,470	28,470
Additional paid-in capital	32,173,097	32,173,097
Accumulated deficit	(31,576,344)	(31,557,545)
Total stockholders' equity	625,223	644,022

Total liabilities and stockholders' equity	$1,260,334	$1,070,501

The accompanying notes are an integral part of these consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED
(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2011	2010	2011	2010

Net revenues	$472,689	$264,730	$891,751	$617,523

Cost of sales	191,252	155,389	405,463	322,100

Gross Profit	281,437	109,341	486,288	295,423

Operating expenses:
Research and development	8,697	10,007	18,001	24,693
Selling, general and administrative	230,966	290,218	466,768	525,341
Depreciation and amortization	10,693	10,782	21,460	21,510

Total operating expenses	250,356	311,007	506,229	571,544

Income (loss) from operations	31,081	(201,666)	(19,941)	(276,121)

Other income (expense):
Interest income	1,599	2,047	3,240	4,546
Interest expense	(1,034)	(1,319)	(2,098)	(2,680)
Total other income (expense)	565	728	1,142	1,866

Net income (loss)	$31,646	$(200,938)	$(18,799)	$(274,255)

Basic and diluted income (loss) per common share:	$0.00	$(0.00)	$(0.00)	$(0.01)

Weighted average shares of common stock outstanding - basic and diluted	56,939,537	53,939,537	56,939,537	53,939,537

The accompanying notes are an integral part of these consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED

	September 30,	September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(18,799)	$(274,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,460	21,510
Bad debt recovery	-	(1,620)
Interest receivable	(2,507)	(2,181)
Changes in operating assets and liabilities:
Accounts receivable	(108,792)	(55,884)
Inventory	(58,382)	12,620
Prepaid expenses and other current assets	(37,010)	(5,008)
Accounts payable	16,073	71,475
Customer deposit payable	150,816	-
Accrued expenses and other current liabilities	63,459	31,253
Net cash provided by (used in) operating activities	26,318	(202,090)

Cash flows from investing activities:
Repayment (advances to) from related party	-	16,760
Payment for patents and trademark costs	(3,584)	(5,685)
Deposit - restricted cash	(543)	(1,097)
Net cash provided by (used in) investing activities	(4,127)	9,978

Cash flows from financing activities:
Repayments on note payable - Bank	(6,000)	(6,000)
Repayments on note payable - Other	(7,250)	(8,700)

Net cash used in financing activities	(13,250)	(14,700)

Net increase (decrease) in cash	8,941	(206,812)

Cash and cash equivalents beginning of period	155,149	690,975

Cash and cash equivalents at end of period	$164,090	$484,163

Cash paid for:
Interest	$2,098	$2,680
Income taxes	$-	$3,460

Supplemental disclosures of non-cash investing and financing activities:
Accrued interest on note receiveable	$2,507	$-
Increase in prepaid insurance and accounts payable	$8,466	$4,613

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

NOTE 1 - ORGANIZATIONAL MATTERS

ADM Tronics Unlimited, Inc. ("we", "us", the “Company" or "ADM"), was incorporated under the laws of the state of Delaware on November 24, 1969.  We are authorized under our Certificate of Incorporation to issue 150,000,000 common shares, with $.0005 par value, and 5,000,000 preferred shares with $.01 par value.

The accompanying condensed consolidated financial statements as of September 30, 2011 (unaudited) and March 31, 2011 and for the six month periods ended September 30, 2011 and 2010 (unaudited) have been prepared by ADM pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and explanatory notes for the year ended March 31, 2011 as disclosed in our annual report on Form 10-K for that year as filed with the SEC, as it may be amended.  The results of the six months ended September 30, 2011 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending March 31, 2012.

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

During the three months ended June 30, 2009, we invested in Wellington Scientific, LLC (“Wellington”) which has rights to an electronic uroflowmetry diagnostic medical device technology.  These products were currently distributed in South Africa, and were not compliant with United States FDA requirements for distribution in the United States. During the year ended March 31, 2011, we substantially completed development of a new version of the device for compliance with FDA and international standards and created the required documentation for distribution of this product in the US. In July 2011, an order was received from a distributor for $717,800, including a 25% cash deposit for the purchase of the Flo-Med device and related disposables.  Production of the Flo-Med device and disposables commenced during the period and the complete order is expected to be shipped over the next 3 to 6 months.

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

Based on prior experience, no amounts have been accrued for potential warranty costs and such costs were nominal, for the six months ended September 30, 2011 and 2010.

RESTRICTED CASH

Restricted cash represents funds on deposit with a financial institution that secure the bank note payable which is discussed in “Note 10 – Note Payable, Bank”.

NET LOSS PER SHARE

The Company computes net loss per share under the provisions of ASC No. 260, "Earnings per Share" ("ASC 260"), and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of ASC 260 and SAB 98, basic loss per share is computed by dividing the Company's net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted loss per share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss, the impact of the assumed exercise of the stock options is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the six month periods ended September 30, 2011 and 2010, respectively, -0- and 2,750,000 common stock and common stock equivalent shares were excluded from the computation of diluted net loss per share.

NON-CASH INVESTING ACTIVITY

Non-cash investing activity is excluded from the consolidated statement of cash flows. For the six months ended , September 30, 2011 the non-cash activities based on the year ended March 31, 2010, included the following:

Asset Acquisition of Antistatic Industries of Delaware, Inc.:
Fair Value of assets acquired in fiscal year 2010	$66,920

Cash paid to Seller	$(26,920)
Cash paid to Seller under Note Payable	(33,350)
Note payable outstanding at September 30, 2011	(6,650)
$(66,920)

Year ended March 31, 2010 Asset Acquisitions
Details of Acquisition
Fair Value of assets acquired in fiscal year 2010	$66,920
Note Payable balance at September 30, 2011	(6,650)
Total cash paid for acquisition	$60,270

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011 the FASB issued Accounting Standards Update 2011-05 affecting ASC 220, Other Comprehensive Income.  The effective date is for fiscal periods beginning after December 15, 2011. The objective of this Update is to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The Company is evaluating the implications of this Statement.

On April 1, 2011 we adopted Accounting Standards Update 2009-13 that revised the guidance for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. The adoption did not have a material impact on its consolidated financial positions or results of operations.

Management does not believe that any other recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

NOTE 3 - INVENTORY

Inventory at September 30, 2011 (unaudited) consisted of the following:

	Current	Long Term	Total
Raw materials	$261,381	$25,624	$287,005
Finished Goods	32,219	3,608	35,827
	$293,600	$29,232	$322,832

Inventory at March 31, 2011 consisted of the following:

	Current	Long Term	Total
Raw materials	$177,606	$28,252	$205,858
Finished Goods	54,893	3,699	58,592
	$232,499	$31,951	$264,450

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets measured at fair value on a recurring basis at September 30, 2011:

	Level 1	Level 2	Level 3	Total
Investment in ITI	$21,125	$(21,125)	$--	$--

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

NOTE 5 – NOTE RECEIVABLE

On June 4, 2009 the Company invested in Wellington Scientific, LLC (Wellington) which has rights to an electronic uroflowmetry diagnostic medical device technology.  The Company invested a total of $50,000, with $10,000 provided in cash, and $40,000 in services to Wellington.  The Company recorded  a convertible note with a principal amount of $50,000 with an interest rate of 10% due at various dates through September 2011.  The original note and accrued interest was due June 30, 2011.  As of September 30, 2011 and March 31, 2011 those balances were $59,844 and $57,337, respectively.

On September 4, 2011, the Company agreed to extend the due date to December 4, 2011 under the same terms of the original note.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets are being amortized using the straight line method over periods ranging from 3-15 years with a weighted average remaining life of approximately 5.6 years.

	September 30, 2011			March 31, 2011
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$82,702	(61,355)	$21,347	$79,118	$(60,218)	$18,900
Formulas	25,446	(3,746)	21,700	25,446	(2,898)	22,548
Non-Compete Agreement	50,000	(22,024)	27,976	50,000	(18,452)	31,548
Controller Design	100,000	(44,048)	55,952	100,000	(36,905)	63,095
Customer List	10,000	(7,361)	2,639	10,000	(5,695)	4,305
	$268,148	$(138,534)	$129,614	$264,564	$(124,168)	$140,396

Amortization expense was $14,366 and $14,291 for the six months ended September 30, 2011 and 2010, respectively.

Estimated aggregate future amortization expense related to intangible assets is as follows:

2012	$14,472
2013	26,180
2014	25,114
2015	25,064
2016	12,020
Thereafter	26,764
$129,614

NOTE 7 – CONCENTRATIONS

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Revenues from foreign customers represented $45,804 of net revenue or 9.7% for the three months ended September 30, 2011 and $114,916 of net revenue or 12.9% of net revenue for the six months ended September 30, 2011. Revenues from foreign customers represented $35,685 of net revenue or 13% for the three months ended September 30, 2010 and $59,893 of net revenue or 9.7% of net revenue for the six months ended September 30, 2010.

Accounts receivable from foreign entities as of September 30, 2011 and March 31, 2011 were $5,610 and $2,573, respectively.

During the three month period ended September 30, 2011, two customers accounted for 39% of our revenue. As of September 30, 2011, three customers represented approximately 77% of our accounts receivable.

During the three month period ended September 30, 2010, three customers accounted for 37% of our revenue, during such period IHS accounted for 5% of our revenue. As of September 30, 2010, two customers represented approximately 42% of our accounts receivable.

During the six month period ended September 30, 2011, two customers accounted for 29% of our revenue.  As of March 31, 2011, one customer represented approximately 28% of our accounts receivable.

During the six month period ended September 30, 2010, two customers accounted for 32% of our revenue, during such period IHS accounted for 5% of our revenue. As of September 30, 2010, two customers represented approximately 42% of our accounts receivable.

NOTE 8 - SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Electronics	Total
Three months ended September 30, 2011
Revenue from external customers	$252,232	$220,457	$472,689
Segment operating income (loss)	$28,848	$2,233	$31,081

Three months ended September 30, 2010
Revenue from external customers	$203,033	$61,697	$264,730
Segment operating income (loss)	$(45,930)	$(155,736)	$(201,666)

Six months ended September 30, 2011
Revenue from external customers	$545,236	$346,515	$891,751
Segment operating income (loss)	$53,549	$(73,490)	$(19,941)

Six months ended September 30, 2010
Revenue from external customers	$478,401	$139,122	$617,523
Segment operating income (loss)	$(19,108)	$(257,013)	$(276,121)

Total assets at September 30, 2011	$824,177	$436,157	$1,260,334

Total assets at March 31, 2011	$462,681	$607,820	$1,070,501

NOTE 9 - RELATED PARTY TRANSACTIONS

ADVANCES TO RELATED PARTIES

As of September 30, 2011 and March 31, 2011 total accrued interest on prior loans to an officer was $28,589 and $28,589, respectively.

NOTE 10 – NOTE PAYABLE, BANK

On August 21, 2008, the Company entered into a note payable with a commercial bank in the amount of $200,000.  This note bears interest at a rate of 2.98% and is secured by cash on deposit with the institution, which is classified as restricted cash.  Amounts outstanding under the note are payable on demand, and interest is payable monthly.  The principal balance of the note at September 30, 2011 and March 31, 2011 was $166,000 and $172,000, respectively.

NOTE 11 – NOTE PAYABLE – OTHER

On July 17, 2009 we purchased the assets of Antistatic Industries of Delaware, Inc. a company involved in the research, development and manufacture of water-based and proprietary electrically conductive paints, coatings and other products and accessories.   The purchase price for the assets was $66,920 of which $14,500 was paid during the fiscal year ended March 31, 2011, $38,520 was paid during the fiscal year ended March 31, 2010, $7,250 was paid during the six months ended September 30, 2011, and the balance of $6,650 is a note payable, bearing imputed interest rate of 3.5% per annum, which will be repaid over the next 2 months from November to December 2011.  As of September 30, 2011, ADM has one installment and a bulk payment due and will be paid as part of the next two installments.

The fair value assigned to the acquired assets was as follows:

Inventory	$11,474
Equipment	10,000
Patents and trademarks	10,000
Formulas	25,446
Customer list	10,000
Total	$66,920

NOTE 12 – CUSTOMER DEPOSIT

In July 2011 the Company received a deposit of $179,450 in conjunction with an order for 200 units of the FloMed device. During the three month period ended September 30, 2011, we recognized $126,920 in revenue from the sale of the FloMed.

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

WARRANTY LIABILITIES

We offer a limited 90 day warranty on our electronics products and a 5 year limited warranty on all of our electronic controllers for spas and hot tubs sold through Action.   These product lines’ past experience has resulted in de minimis costs associated with warranty issues.  Based on prior experience, no amounts have been accrued for potential warranty costs and such costs were de minimus, for the three and six months  ended September 30, 2011 and 2010.

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

In 2009, we invested in Wellington Scientific, LLC (“Wellington”) which has rights to an electronic uroflowmetry diagnostic medical device technology.  These products are currently distributed in South Africa, but were not compliant with United States FDA requirements for distribution in the United States. During the year ended March 31, 2011, we substantially completed development of a new version of the device (Flo-Med device) for compliance with FDA and international standards and created the required documentation for distribution of this product in the US.  In July, an order was received from a distributor for approximately $740,000 including a 25% cash deposit for the purchase of the Flo-Med device and related disposables.  Production of the Flo-Med device and disposables commenced during the period and the complete order is expected to be shipped over the next 3 to 6 months

We are a technology-based developer and manufacturer of diversified lines of products in the following four areas: (1) environmentally safe chemical products for industrial use, (2) electronic products for numerous industries, including therapeutic non-invasive electronic medical devices and electronic controllers for spas and hot tubs, (3) cosmetic and topical dermatological products and (4) Antistatic paint and coatings  products.  We have historically derived most of our revenues from the development, manufacture and sale of chemical products, and, to a lesser extent, from our electronics and topical dermatological products.  Our Electronics segment includes our Action and SMS subsidiaries, and our Chemical segment includes our PLI subsidiary.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AS COMPARED TO SEPTEMBER 30, 2010

REVENUES

Net revenues were $472,698 for the three months ended September 30, 2011 as compared to $264,730 for the three months ended September 30, 2010, an increase of $207,959, or 79%.  The increase resulted from an increase in sales to customers in our electronics division in the amount of $158,760, and an increase in sales in our chemical division in the amount of $49,199. The sale of the FloMed product to a customer accounted for $126,920 of revenue in our electronic division during the three and six months ended September 30, 2011. Gross profit was $281,437, or 60%, for the three months ended September 30, 2011 and $109,341, or 41% for the three months ended September 30, 2010. Gross profit percentages increased overall 19% due to an overall cost of material percentage decrease of 6%, while labor cost percentages dropped 11% from 21% of sales in 2010 to 10% of sales in 2011

We are highly dependent upon certain customers to generate our revenues. During the three month period ended September 30, 2011, two customers accounted for 39% of our revenue and for the three months ended September 30, 2010 two customers accounted for 40% of our accounts receivable.  The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results.

OPERATING INCOME / LOSS

Income from operations for the three months ended September 30, 2011 was $31,081 compared to a loss from operations for the three months ended September 30, 2010 of $201,666. Selling, general and administrative expenses decreased by $59,252, from $290,219 as of September 30, 2010 to $230,966 as of September 30, 2011. We had decreased compensation costs in the amount of approximately $22,000, decreased engineering costs in the amount of approximately $59,000 and decreased health insurance costs in the amount of approximately $9,500. These decreases were offset with increased accounting fees of $10,186. Cost of sales increased by $35,863 or 23% from $155,389 as of September 30, 2010 to $191,252 as of September 30, 2011 due to an increase in sales in our electronics, chemical and Action subsidiary.

NET LOSS AND NET LOSS PER SHARE

Net income for the three months ended September 30, 2011 was $31,646, or $0.00 per share, compared to a net loss for the three months ended September 30, 2010 of $200,938, or $0.00 per share. Interest income decreased $448 to $1,599 in the three months ended September 30, 2011, from $2,047 in the three months ended September 30, 2010, due to decreased funds invested in a money market account, offset by an increase in accrued interest receivable on a convertible note issued to Wellington.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AS COMPARED TO SEPTEMBER 30, 2010

REVENUES

Net revenues were $891,751 for the six months ended September 30, 2011 as compared to $617,523 for the six months ended September 30, 2010, an increase of $274,228, or 44%.  The increase in the six month revenue ending September 30, 2011 resulted from an increase in sales to customers in our electronics division in the amount of $207,393 over the six month period ended September 30, 2010 revenues and an increase in sales in our chemical division in the amount of $66,835 over the six month period ended September 30, 2010. The delivery of the FloMed product accounted for $126,926 of revenue in our electronic division during the three and six months ended September 30, 2011.  Gross profit was $486,288 or 55%, for the six months ended September 30, 2011 and $295,423 or 48% for the six months ended September 30, 2010. Gross profit percentages increased overall 7% due to an overall labor cost percentages decrease of 5% from 16% of sales in 2010 to 11% of sales in 2011.

We are highly dependent upon certain customers to generate our revenues. During the six month period ended September 30, 2011, two customers accounted for 39% of our revenue and for the six months ended September 30, 2010 two customers accounted for 40% of our accounts receivable.  The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results.

OPERATING INCOME / LOSS

Loss from operations for the six months ended September 30, 2011 was $19,941 compared to a loss from operations for the six months ended September 30, 2010 of $276,121. Selling, general and administrative expenses decreased by $58,573, from $525,341 as of September 30, 2010 to $466,768 as of September 30, 2011. We had decreased compensation costs of  $15,850, decreased engineering costs in the amount of $50,208. These decreases were offset with increased travel expense of approximately $4,000. Cost of sales increased by $83,363 or 26% from $322,100 as of September 30, 2010 to $405,463 as of September 30, 2011 due to an increase in sales in our electronics, chemical and Action subsidiary.

NET LOSS AND NET LOSS PER SHARE

Net loss for the six months ended September 30, 2011 was $18,799, or $0.00 per share, compared to a net loss for the six months ended September 30, 2010 of $274,255, or $0.00 per share. Interest income decreased $1,306 to $3,240 in the six months ended September 30, 2011, from $4,546 in the six months ended September 30, 2010, due to decreased funds invested in a money market account, offset by an increase in accrued interest receivable on a convertible note issued to Wellington.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011, we had cash and cash equivalents of $164,090 as compared to $155,149 at March 31, 2011. The increase was primarily the result of an increase in cash used in operations during the six month period in the amount of $26,318 , cash used in financing activities in the amount of $13,250. Our cash will continue to be used for increased marketing costs, and the related administrative expenses, in order to attempt to increase our revenue.  We expect to have enough cash to fund operations for the next twelve months.

On July 17, 2009 we purchased the assets of Antistatic, a company involved in the research, development and manufacture of water-based and proprietary electrically conductive paints, coatings and other products and accessories.  The purchase price for the assets was $66,920 of which $4,350 was paid during the quarter ended September 30, 2011, $2,900 was paid during the quarter ended June 30, 2011, $14,500 was paid during the fiscal year ended March 31, 2011, $38,520 was paid during the fiscal year ended March 31, 2010, and the balance of $6,650 is a note payable, bearing imputed interest rate of 3.5% per annum, which will be repaid over the next 2 months.

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

Based on current expectations, we believe that our existing cash of $164,090 as of September 30, 2011 and our net cash provided by operating activities and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash provided by operating activities was $26,318 for the six months ended September 30, 2011, as compared to net cash used by operating activities of $202,090 for the six months ended September 30, 2010. The increase of cash during the six months ended September 30, 2011 was primarily due to net loss of $18,799, an increase in accounts receivable of $108,792 and an increase in prepaid expenses of $37,010 offset with an increase in accrued expenses of $63,459 and a deposit payable from a customer in the amount of $179,450.

Net cash used during the six months ended September 30, 2010 was primarily due to a net loss of $274,255 during the period offset by increases in accrued expenses and account payable.

INVESTING ACTIVITIES

Net cash used in investing activities was $4,127 for the six months ended September 30, 2011, mainly as a result of the purchase of patents during the period.

Net cash provided in investing activities was $9,978 for the six months ended September 30, 2010 mainly due to an advance from a related party in the amount of $16,760 offset by payments for patents and trademarks of $5,685 and deposits into a restricted cash account of $1,097.

FINANCING ACTIVITIES

For the six months ended September 30, 2011, net cash used for financing activities was $13,250, of which $6,000 was used for repayment on a note from a commercial bank to facilitate our acquisition of Action and $7,250 was used for repayment of notes payable – other.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based on that evaluation as of September 30, 2011, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, as of the date of their evaluation, to ensure that the information required to be disclosed by us in the reports that we file or submit, under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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
November 14, 2011