Form 10-Q
period 2011-12-31
ADM TRONICS UNLIMITED INC/DE
filed 2012-02-14
CIK 849401

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

56,939,537 shares of Common Stock, $.0005 par value, as of February 14, 2012.

ADM TRONICS UNLIMITED, INC.

INDEX

		Page Number
Part I - Financial Information

Item 1.	Consolidated Financial Statements:

	Condensed Consolidated Balance Sheet - December 31, 2011 (unaudited) and March 31, 2011	3

	Condensed Consolidated Statement of Operations
	for the three and nine months ended December 31, 2011 and 2010 (unaudited)	4

	Condensed Consolidated Statements of Cash Flow
	for the nine months ended December 31, 2011 and 2010 (unaudited)	5

	Notes to the Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

Part II - Other Information

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Other Information	17

Item 5.	Exhibits	17

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2011	March 31, 2011
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$119,349	$155,149
Accounts receivable, net of allowance for doubtful accounts of $329 and $529, respectively	173,773	115,844
Inventories	367,455	232,499
Prepaid expenses and other current assets	51,186	20,441
Restricted cash	231,279	230,559

Total current assets	943,042	754,492

Property and equipment, net of accumulated depreciation of $67,517 and $56,421, respectively	32,828	41,627

Other assets:
Inventories	28,828	31,951
Secured convertible note receivable	61,104	57,337
Advances to related parties	25,653	28,589
Intangible assets, net of accumulated amortization of $145,717 and $124,168, respectively	122,431	140,396
Other assets	16,109	16,109
Total other assets	254,125	274,382

Total assets	$1,229,995	$1,070,501

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$197,249	$184,122
Note payable - bank	163,000	172,000
Note payable - other	-	13,900
Customer deposit	108,751	-
Accrued expenses and other current liabilities	169,378	56,457
Total current liabilities	638,378	426,479

Total liabilities	638,378	426,479

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0005 par value; 150,000,000 shares authorized, 56,939,537 shares issued and outstanding at December 31, 2011 and March 31, 2011	28,470	28,470
Additional paid-in capital	32,173,097	32,173,097
Accumulated deficit	(31,609,950)	(31,557,545)
Total stockholders' equity	591,617	644,022

Total liabilities and stockholders' equity	$1,229,995	$1,070,501

The accompanying notes are an integral part of these
consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2011	2010	2011	2010

Net revenues	$452,943	$316,895	$1,344,694	$934,418

Cost of sales	193,553	161,195	599,016	483,295

Gross Profit	259,390	155,700	745,678	451,123

Operating expenses:
Research and development	8,630	8,391	26,630	33,084
Selling, general and administrative	273,329	246,207	740,098	771,549
Depreciation and amortization	11,185	10,801	32,645	32,310

Total operating expenses	293,144	265,399	799,373	836,943

Loss from operations	(33,754)	(109,699)	(53,695)	(385,820)

Other income (expense):
Interest income	1,484	1,081	4,724	5,627
Interest expense	(1,336)	(1,151)	(3,434)	(3,831)
Total other income (expense)	148	(70)	1,290	1,796

Net loss	$(33,606)	$(109,769)	$(52,405)	$(384,024)

Basic and diluted (loss) per common share:	$-	$-	$-	$(0.01)

Weighted average shares of common stock outstanding - basic and diluted	56,939,537	53,939,537	56,939,537	53,939,537

The accompanying notes are an integral part of these
consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED

	December 31, 2011	December 31, 2010
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(52,405)	$(384,024)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,645	32,310
Bad debt recovery	-	(754)
Interest income	(3,767)	(2,647)
Changes in operating assets and liabilities:
Accounts receivable	(57,929)	15,826
Inventory	(131,833)	(46,279)
Prepaid expenses and other current assets	(39,212)	9,078
Accounts payable	21,593	2,319
Customer deposit	108,751	-
Accrued expenses and other current liabilities	112,921	-
Net cash used in operating activities	(9,236)	(374,171)

Cash flows from investing activities:
Repayment from related party	2,936	19,696
Payment for equipment costs	(2,296)	-
Payment for patents and trademark costs	(3,584)	(7,185)
Deposit - restricted cash	(720)	(1,435)
Net cash (used in) provided by investing activities	(3,664)	11,076

Cash flows from financing activities:
Repayments on note payable - Bank	(9,000)	(9,000)
Repayments on note payable - Other	(13,900)	(13,050)

Net cash used in financing activities	(22,900)	(22,050)

Net decrease in cash	(35,800)	(385,145)

Cash and cash equivalents beginning of period	155,149	690,975

Cash and cash equivalents at end of period	$119,349	$305,830

Cash paid for:
Interest	$3,056	$3,831
Income taxes	$-	$3,662

Supplemental disclosures of non-cash investing and financing activities:
Accrued interest on note receivable	$3,767	$2,647
Increase in prepaid insurance and accounts payable	$8,466	$4,613

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
(Unaudited)

NOTE 1 - ORGANIZATIONAL MATTERS

ADM Tronics Unlimited, Inc. ("we", "us", the “Company" or "ADM"), was incorporated under the laws of the state of Delaware on November 24, 1969.  We are authorized under our Certificate of Incorporation to issue 150,000,000 common shares, with $.0005 par value, and 5,000,000 preferred shares with $.01 par value.

The accompanying condensed consolidated financial statements as of December 31, 2011 (unaudited) and March 31, 2011 and for the three and nine month periods ended December 31, 2011 and 2010 (unaudited) have been prepared by ADM pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and explanatory notes for the year ended March 31, 2011 as disclosed in our annual report on Form 10-K for that year as filed with the SEC, as it may be amended.  The results of the nine months ended December 31, 2011 (unaudited) are not necessarily indicative of the results to be expected for the full year ending March 31, 2012.

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

During the three months ended June 30, 2009, we invested in Wellington Scientific, LLC (“Wellington”) which has rights to an electronic uroflowmetry diagnostic medical device technology.  These products were distributed in South Africa and were not compliant with United States FDA requirements for distribution in the United States. During the nine month period ended December 31, 2011, we completed development of a new version of the device for compliance with FDA and international standards and created the required documentation for distribution of this product in the US. These devices are now being sold in the US.

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

ENGINEERING:

Pursuant to a Master Services Agreement with Ivivi Health Sciences, LLC (IHS) ADM provides engineering services, including quality control and quality assurance services along with regulatory compliance services, warehouse fulfillment services and network administration services including hardware and software services. Under the terms of the Agreement, the Company agrees to serve as the exclusive manufacturer of all current and future medical and non-medical electronic devices or products sold or rented by IHS.

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

Based on prior experience, no amounts have been accrued for potential warranty costs and such costs were nominal, for the nine months ended December 31, 2011 and 2010.

RESTRICTED CASH

Restricted cash represents funds on deposit with a financial institution that secure the bank note payable which is discussed in “Note 10 – Note Payable, Bank”.

NET LOSS PER SHARE

The Company computes  basic loss per share by dividing the Company's net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted loss per share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss for all periods presented, the impact of the assumed exercise of the stock options is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the three and nine month periods ended December 31, 2011 and 2010, respectively, -0- and 2,750,000 common stock and common stock equivalent shares were excluded from the computation of diluted net loss per share.

NON-CASH INVESTING ACTIVITY
Non-cash investing activity is excluded from the consolidated statement of cash flows. For the nine months ended December 31, 2011, the non-cash activities based on the year ended March 31, 2010, included the following:

Asset Acquisition of Antistatic Industries of Delaware, Inc.:
Fair Value of assets acquired in fiscal year 2010	$66,920

Cash paid to Seller	$(26,920)
Cash paid to Seller under Note Payable	(40,000)
Note payable outstanding at December 31, 2011	-
$(66,920)

Year ended March 31, 2010 Asset Acquisitions
Details of Acquisition
Fair Value of assets acquired in fiscal year 2010	$66,920
Note Payable balance at December 31, 2011	-
Total cash paid for acquisition	$66,920

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

NOTE 3 - INVENTORY

Inventory at December 31, 2011 (unaudited) consisted of the following:

	Current	Long Term	Total
Raw materials	$329,525	$25,220	$354,745
Finished Goods	37,930	3,608	41,538
	$367,455	$28,828	$396,283

Inventory at March 31, 2011 consisted of the following:

	Current	Long Term	Total
Raw materials	$177,606	$28,252	$205,858
Finished Goods	54,893	3,699	58,592
	$232,499	$31,951	$264,450

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets measured at fair value on a recurring basis at December 31, 2011:

	Level 1	Level 2	Level 3	Total

Investment in ITI	$21,125	$(21,125)	$-	$-

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

The following table presents assets measured at fair value on a recurring basis at March 31, 2011:

	Level 1	Level 2	Level 3	Total

Investment in ITI	$29,250	$(29,250)	$-	$-

NOTE 5 – SECURED CONVERTIBLE NOTE RECEIVABLE

On June 4, 2009 the Company invested in Wellington Scientific, LLC (Wellington) which has rights to an electronic uroflowmetry diagnostic medical device technology.  The Company invested a total of $50,000, with $10,000 provided in cash, and $40,000 in services to Wellington.  The Company recorded a convertible note with a principal amount of $50,000 with an interest rate of 10% due at various dates through December 2011.  The original note and accrued interest was due June 30, 2011.  As of December 31, 2011 and March 31, 2011 those balances were $61,104 and $57,337, respectively.

On December 4, 2011, the Company agreed to extend the due date to March 4, 2012 under the same terms of the original note.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets are being amortized using the straight line method over periods ranging from 3-15 years with a weighted average remaining life of approximately 6.7 years.

	December 31, 2011			March 31, 2011
	Cost	Accumulated Amortization	Net Carrying Amount	Cost	Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$82,702	$(61,924)	$20,778	$79,118	$(60,218)	$18,900
Formulas	25,446	(4,170)	21,276	25,446	(2,898)	22,548
Non-Compete Agreement	50,000	(23,810)	26,190	50,000	(18,452)	31,548
Controller Design	100,000	(47,619)	52,381	100,000	(36,905)	63,095
Customer List	10,000	(8,194)	1,806	10,000	(5,695)	4,305
	$268,148	$(145,717)	$122,431	$264,564	$(124,168)	$140,396

Amortization expense was $21,548 and $21,482 for the nine months ended December 31, 2011 and December 31, 2010, respectively.

Estimated aggregate future amortization expense related to intangible assets is as follows:

2012	$7,289
2013	26,180
2014	25,114
2015	25,064
2016	12,020
Thereafter	26,764
$122,431

NOTE 7 – CONCENTRATIONS

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Revenues from foreign customers represented $30,741 of net revenue or 6.8% for the three months ended December 31, 2011 and $153,539 of net revenue or 11.4% of net revenue for the nine months ended December 31, 2011. Revenues from foreign customers represented $41,765 of net revenue or 13.2% for the three months ended December 31, 2010 and $104,158 of net revenue or 11.1% of net revenue for the nine months ended December 31, 2010.

Accounts receivable from foreign entities as of December 31, 2011 and March 31, 2011 were $-0- and $2,573, respectively.

During the three month period ended December 31, 2011, three customers accounted for 65% of our revenue. As of December 31, 2011, two customers represented approximately 85% of our accounts receivable.

During the three month period ended December 31, 2010, three customers accounted for 40% of our revenue, during such period IHS accounted for 3% of our revenue. As of December 31, 2010, three customers represented approximately 78% of our accounts receivable.

During the nine month period ended December 31, 2011, two customers accounted for 36% of our revenue.  As of March 31, 2011, one customer represented approximately 28% of our accounts receivable.

During the nine month period ended December 31, 2010, two customers accounted for 31% of our revenue. As of December 31, 2010, three customers represented approximately 78% of our accounts receivable.

NOTE 8 - SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Electronics	Total
Three months ended December 31, 2011
Revenue from external customers	$175,127	$277,816	$452,943
Segment operating income (loss)	$24,381	$(58,135)	$(33,754)

Three months ended December 31, 2010
Revenue from external customers	$235,851	$81,044	$316,895
Segment operating income (loss)	$4,340	$(114,039)	$(109,699)

Nine months ended December 31, 2011
Revenue from external customers	$720,363	$624,331	$1,344,694
Segment operating income (loss)	$77,930	$(131,625)	$(53,695)

Nine months ended December 31, 2010
Revenue from external customers	$714,252	$220,166	$934,418
Segment operating loss	$(14,768)	$(371,052)	$(385,820)

Total assets at December 31, 2011	$715,742	$514,253	$1,229,995

Total assets at March 31, 2011	$462,681	$607,820	$1,070,501

NOTE 9 - RELATED PARTY TRANSACTIONS

ADVANCES TO RELATED PARTIES

As of December 31, 2011 and March 31, 2011 total accrued interest on prior loans to an officer was $25,653 and $28,589, respectively.

NOTE 10 – NOTE PAYABLE, BANK

On August 21, 2008, the Company entered into a note payable with a commercial bank in the amount of $200,000.  This note bears interest at a rate of 2.98% and is secured by cash on deposit with the institution, which is classified as restricted cash.  Amounts outstanding under the note are payable on demand, and interest is payable monthly.  The principal balance of the note at December 31, 2011 and March 31, 2011 was $163,000 and $172,000, respectively.

NOTE 11 – NOTE PAYABLE – OTHER

On July 17, 2009 we purchased the assets of Antistatic Industries of Delaware, Inc. a company involved in the research, development and manufacture of water-based and proprietary electrically conductive paints, coatings and other products and accessories.   The purchase price for the assets was $66,920 of which $14,500 was paid during the fiscal year ended March 31, 2011, $38,520 was paid during the fiscal year ended March 31, 2010, and the balance of $13,900 was paid during the nine months ended December 31, 2011.

The fair value assigned to the acquired assets was as follows:

Inventory	$11,474
Equipment	10,000
Patents and trademarks	10,000
Formulas	25,446
Custmer list	10,000
$66,920

NOTE 12 – CUSTOMER DEPOSIT

In July 2011 a customer made a cash deposit of $179,450 in conjunction with an order for 200 units of the Flo-Med device. During the three month period ended September 30, 2011, we recognized $114,560 in revenue from the sale of the Flo-Med and during the three month period ended December 31, 2011 an additional $168,260 in revenues from the sale of the Flo-Med was recognized.

NOTE 13 – COMMITMENTS

MASTER SERVICES AGREEMENT
On February 12, 2010, ADM agreed to provide certain services to Ivivi Health Sciences, LLC (IHS) pursuant to a Master Services Agreement, as described below:

• we provided IHS with engineering services, including quality control and quality assurance services along with regulatory compliance services warehouse fulfillment services and network administration services including hardware and software services;

• we were paid at the rate of $26,000 per month by IHS for these services; in June 2010, it was agreed that IHS would pay approximately $11,000 for June 2010 and approximately $5,000 per month thereafter for reduced services performed by ADM. In May 2011, IHS agreed to pay ADM approximately $16,800 per month for increased services. Pursuant to this agreement, revenues from engineering services to IHS for the nine months ended December 31, 2011 and 2010 were $156,857 and $95,874, respectively. For the three months ended December 31, 2011 and 2010, sales to IHS were $52,116 and $16,143, respectively.

MANUFACTURING AGREEMENT
Under the terms of the February 12, 2010 manufacturing agreement with IHS, ADM has agreed to serve as the exclusive manufacturer of all current and future medical and nonmedical electronic and other electronic devices or products to be sold or rented by IHS. For each product that ADM manufactures, IHS pays ADM an amount equal to 120% of the sum of (i) the actual, invoiced cost for raw materials, parts, components or other physical items that are used in the manufacture of the product and actually purchased for such entity by ADM, if any, plus (ii) a labor charge based on ADM's standard hourly manufacturing labor rate, which ADM believes is more favorable than could be attained from unaffiliated third parties. Under the terms of the agreement, if ADM is unable to perform its obligations to IHS under the manufacturing agreement or is otherwise in breach of any provision of the manufacturing agreement, IHS has the right, without penalty, to engage third parties to manufacture some or all of its products. In addition, if IHS elects to utilize a third-party manufacturer to supplement the manufacturing being completed by ADM, IHS has the right to require ADM to accept delivery of its products from these third party manufacturers, finalize the manufacture of the products to the extent necessary and ensure that the design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process have been met.

Pursuant to the manufacturing agreement, sales of finished goods to IHS for the nine months ended December 31, 2011 and 2010 were $108,613 and $44,324, respectively. For the three months ended December 31, 2011 and 2010, sales to IHS were $65,191 and $15,698, respectively.

NOTE 14 – SUBSEQUENT EVENTS

In January 2012, the company completed the sale of their Net Operating Loss (NOL) carry-forward through the New Jersey Corporate Benefit Transfer program.  The Company sold $2,069,864 of tax loss carry-forward for the gross amount of $173,248.  The net amount realized by the Company was $169,522 after State fees and expenses.

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

WARRANTY LIABILITIES

We offer a limited 90 day warranty on our electronics products and a 5 year limited warranty on all of our electronic controllers for spas and hot tubs sold through Action.   These product lines’ past experience has resulted in de minimis costs associated with warranty issues.  Based on prior experience, no amounts have been accrued for potential warranty costs and such costs were de minimus, for the three and nine months  ended December 31, 2011 and 2010.

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

In 2009, we invested in Wellington Scientific, LLC (“Wellington”) which has rights to an electronic uroflowmetry diagnostic medical device technology.  During the nine months ended December 31, 2011, we completed development of a new version of the device (Flo-Med device) for compliance with FDA and international standards and created the required documentation for distribution of this product in the US. In July, an order was received from a distributor for approximately $740,000 including a 25% cash deposit for the purchase of the Flo-Med device and related disposables.  Production of the Flo-Med device and disposables continued during the period and the complete order is expected to be shipped by March 31, 2012.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2011 AS COMPARED TO DECEMBER 31, 2010

REVENUES

Net revenues were $452,943 for the three months ended December 31, 2011 as compared to $316,895 for the three months ended December 31, 2010, an increase of $136,048, or 43%.  The increase resulted from an increase in sales to customers in our electronics division in the amount of $196,772, coupled with a decrease  in sales in our chemical division in the amount of $56,724. The sale of the Flo-Med product to a customer accounted for $168,260 of revenue in our electronic division during the three months ended December 31, 2011. Gross profit was $259,390, or 57%, for the three months ended December 31, 2011 and $155,700, or 49% for the three months ended December 31, 2010. Gross profit percentages increased overall 8% due to an overall cost of material percentage decrease of 6%, while labor cost percentages dropped 11% from 21% of sales in 2010 to 10% of sales in 2011.

We are highly dependent upon certain customers to generate our revenues. During the three month period ended December 31, 2011, three customers accounted for 65% of our revenue and for the three months ended December 31, 2010 three customers accounted for 40% of our revenue. As of December 31, 2011, two customers represented 85% of our accounts receivable and as of December 31, 2010, three customers represented 78% of our accounts receivable. The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results.

OPERATING LOSS

Loss from operations for the three months ended December 31, 2011 was $33,754 compared to a loss from operations for the three months ended December 31, 2010 of $109,699. Selling, general and administrative expenses increased by $27,122, from $246,207 for the three months ended December 31, 2010 to $273,329 for the three months ended December 31, 2011. We had increased compensation costs in the amount of approximately $44,000, increased royalties and commissions of approximately $17,000, mainly due to the sales of the Flo-Med product, increased accounting fees in the amount of approximately $11,000 coupled with decreased engineering and patent costs in the amount of approximately $60,000. Cost of sales increased by $32,358 or 20% from $161,195 for the three months ended December 31, 2010 to $193,553 for the three months ended December 31, 2011 due to an increase in sales in our electronics, chemical and Action subsidiary.

NET LOSS AND NET LOSS PER SHARE

Net loss for the three months ended December 31, 2011 was $33,606, or $0.00 per share, compared to a net loss for the three months ended December 31, 2010 of $109,769, or $0.00 per share. Interest income increased $403 to $1,484 in the three months ended December 31, 2011, from $1,081 in the three months ended December 31, 2010, due to increased funds invested in a money market account and an increase in accrued interest receivable on a convertible note issued to Wellington.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AS COMPARED TO DECEMBER 31, 2010

REVENUES

Net revenues were $1,344,694 for the nine months ended December 31, 2011 as compared to $934,418 for the nine months ended December 31, 2010, an increase of $410,276, or 44%.  The increase in the nine month revenue ending December 31, 2011 resulted from an increase in sales to customers in our electronics division in the amount of $416,300 over the nine month period ended December 31, 2010 revenues and coupled with a decrease in sales in our chemical division in the amount of $6,024 over the nine month period ended December 31, 2010. The delivery of the FloMed product accounted for $282,820 of revenue in our electronic division during nine months ended December 31, 2011.  Gross profit was $745,678 or 55%, for the nine months ended December 31, 2011 and $451,123 or 48% for the nine months ended December 31, 2010. Gross profit percentages increased overall 7% due to an overall labor cost percentages decrease of 5% from 15% of sales in 2010 to 10% of sales in 2011 and a reduction of 3% in material costs.

We are highly dependent upon certain customers to generate our revenues. During the nine month period ended December, 2011, two customers accounted for 36% of our revenue and for the nine months ended December 31, 2010 two customers accounted for 31% of our accounts receivable.  The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results.

OPERATING LOSS

Loss from operations for the nine months ended December 31, 2011 was $53,695 compared to a loss from operations for the nine months ended December 31, 2010 of $385,820. Selling, general and administrative expenses decreased by $31,451, from $771,549 for the nine months ended December 31, 2010 to $740,098 for the nine months ended December 31, 2011. We had increased compensation costs of approximately $44,000, coupled with decreased engineering costs in the amount of approximately $70,000. Cost of sales increased by $115,721 or 24% from $483,295 for the nine months ended December 31, 2010 to $599,016 for the nine months ended December 31, 2011 due to an increase in sales in our electronics, chemical and Action subsidiary.

NET LOSS AND NET LOSS PER SHARE

Net loss for the nine months ended December 31, 2011 was $52,405, or $0.00 per share, compared to a net loss for the nine months ended December 31, 2010 of $384,024, or $0.01 per share. Interest income decreased $903 to $4,724 for  the nine months ended December 31, 2011, from $5,627 for the nine months ended December 31, 2010, due to decreased funds invested in a money market account, offset by an increase in accrued interest receivable on a convertible note issued to Wellington.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2011, we had cash and cash equivalents of $119,349 as compared to $155,149 at March 31, 2011. The decrease was primarily the result of a decrease in cash used in operations during the nine month period in the amount of $9,236 , cash used in financing activities in the amount of $22,900. Our cash will continue to be used for increased marketing costs, and the related administrative expenses, in order to attempt to increase our revenue.  We expect to have enough cash to fund operations for the next twelve months.

On July 17, 2009 we purchased the assets of Antistatic, a company involved in the research, development and manufacture of water-based and proprietary electrically conductive paints, coatings and other products and accessories.  The purchase price for the assets was $66,920 of which $6,650 was paid during the quarter ended December 31, 2011, $4,350 was paid during the quarter ended September 30, 2011, $2,900 was paid during the quarter ended June 30, 2011, $14,500 was paid during the fiscal year ended March 31, 2011, $38,520 was paid during the fiscal year ended March 31, 2010. As of December 31, 2011 the note has been paid in full.

Future Sources of Liquidity:

We expect our primary source of cash during fiscal 2012 to be net cash provided by operating activities. We expect that growth in revenues and continued focus on new customers will enable us to continue to generate cash flows from operating activities. In January 2012, the company completed the sale of their Net Operating Loss (NOL) carry-forward through the New Jersey Corporate Benefit Transfer program.  The Company sold $2,069,864 of tax loss carry-forward for the gross amount of $173,248.  The net amount realized by the Company was $169,522 after State fees and expenses.

If we do not generate sufficient cash from operations, face unanticipated cash needs or do not otherwise have sufficient cash, we may need to consider the sale of certain intellectual property which does not support the Company’s operations. In addition, we have the ability to reduce certain expenses depending on the level of business operation.

Based on current expectations, we believe that our existing working capital, including cash of $119,349 as of December 31, 2011 and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash used by operating activities was $9,236 for the nine months ended December 31, 2011, as compared to net cash used by operating activities of $374,171 for the nine months ended December 31, 2010.  The reduction of $364,935 of cash used during the nine months ended December 31, 2011 was primarily due to net loss reduction of $331,619, an increase in accounts receivable of $57,929 and an increase in prepaid expenses of $39,212 offset with an increase in accrued expenses of $112,921 and a deposit payable from a customer in the amount of $108,751.

Net cash used during the nine months ended December 31, 2010 was primarily due to a net loss of $384,024 and an increase in net operating assets of $21,375, offset by an increase in operating liabilities of $2,319 and depreciation adjustments of $32,310.

INVESTING ACTIVITIES

Net cash used in investing activities was $3,664 for the nine months ended December 31, 2011, mainly as a result of the payments for patents and trademarks and equipment during the period.

Net cash provided in investing activities was $11,076 for the nine months ended December 31, 2010 mainly due to an advance from a related party in the amount of $19,696 offset by payments for patents and trademarks of $7,185 and deposits into a restricted cash account of $1,435.

FINANCING ACTIVITIES

For the nine months ended December 31, 2011, net cash used for financing activities was $22,900, of which $9,000 was used for repayment on a note from a commercial bank to facilitate our acquisition of Action and $13,900 was used for repayment of notes payable – other.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based on that evaluation as of December 31, 2011, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, as of the date of their evaluation, to ensure that the information required to be disclosed by us in the reports that we file or submit, under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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
February 14, 2012