Form 10-K
period 2012-03-31
ADM TRONICS UNLIMITED INC/DE
filed 2012-06-29
CIK 849401

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter was $613,273.

The number of shares of the Common Stock outstanding as of June 29, 2012 was 56,939,537.

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

PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

The Company is a technology-based developer and manufacturer of diversified lines of products and derives revenue from the production and sale of environmentally safe chemical products for industrial, medical and cosmetic uses; electronics for non-invasive medical and other applications; and, research, development and engineering services.

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

None of our chemical products are protected by patents, although the names of some of such products have been protected by trademarks. We do not believe that any such trademarks are material to our business. As of March 31, 2012, the dollar amount of backlog orders for our chemical products believed by us to be firm was not material.

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

NON-INVASIVE ELECTRONIC MEDICAL AND OTHER DEVICES

CONTRACT MANUFACTURING

The Company derives revenues from contract manufacturing of electronic medical and other devices from its previous affiliate ITI, IHS and other customers. During the years ended March 31, 2012 and 2011, revenues from ITI and IHS contract manufacturing were approximately $175,171 and $61,022, respectively, or 7.6% and 5% of total revenues, respectively.

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

The Sonotron Technology is the subject of a United States patent (the "Sonotron Patent"), which expires in April 2016.

ACTION

Action, our wholly-owned subsidiary, is a manufacturer of electronic controllers for spas and hot tubs. During the fiscal years ended March 31, 2012 and 2011, Action had revenues of $75,964 and $38,469 respectively.

WELLINGTON

In 2009, we invested in Wellington Scientific, LLC (“Wellington”) which has rights to an electronic uroflowmetry diagnostic medical device technology. Wellington’s product is currently distributed in South Africa, but is not compliant with FDA requirements for distribution in the US. During the year ended March 31, 2012, we completed development of a new version of the device for compliance with FDA and international standards and created the required documentation for distribution of this product in the US. These are now being sold in the U.S. We invested a total of $50,000, with $10,000 provided in cash, and $40,000 in services provided to Wellington. On June 4, 2009, Wellington issued a secured convertible note to us for a principal amount of $50,000 with an interest rate of 10%. In addition, we shall be the exclusive manufacturer of this product for Wellington, pursuant to an agreement, and shall receive a percentage of future sales, if any. For the fiscal year ended March 31, 2012 we had gross revenue of $666,011 related to the sales of the Flow-Med and the related disposables.

CUSTOMERS

During our fiscal years ended March 31, 2012 and 2011, sales of chemical products accounted for approximately 42% and 76% of our operating revenues respectively. During our fiscal years ended March 31, 2012 and 2011, sales and manufacturing charges for electronic products accounted for approximately 58% and 24% respectively of our operating revenues and sales of our cosmetic and topical dermatological products were de minimus.

During the year ended March 31, 2012, two customers accounted for 46% of our revenue. During the fiscal year ended March 31, 2011, three customers accounted for 43% of total revenue. As of March 31, 2012, one customer represented 40% of our accounts receivable. As of March 31, 2011, three customers represented 65% of our accounts receivable. The loss of these major customers could have a material impact on our operations and cash flow.

MARKETING AND DISTRIBUTION

A majority of ADM's chemical product sales are distributed to customers directly from ADM's headquarters. Customers place purchase orders with the Company and chemical products are then shipped via common carrier truck delivery on an "FOB shipping point" basis. A portion of the sales are accomplished through distributors who place purchase orders with ADM for certain quantities of its chemical products which are shipped by common carrier to their respective warehouses. These stocking distributors then ship product to the ultimate customer via common carrier from their inventory of ADM's chemical products.  Electronics sales are accomplished principally through shipments of products from ADM’s facility via common carrier to distributors.

MANUFACTURER AND SUPPLIERS

MANUFACTURER

ADM manufactures its chemical products and SMI's, Action’s and other customers electronic products at its facilities located in Northvale, New Jersey.

ADM, SMI and ITI (through February 12, 2010)  are parties to manufacturing agreements, pursuant to which ADM serves as the exclusive manufacturer of all current and future medical, non-medical electronic and other devices or products to be produced by such entities. Pursuant to the terms of the manufacturing agreement, for each product that ADM manufactures for the entity, the entity pays ADM an amount equal to 120% of the sum of (i) the actual, invoiced cost for raw materials, parts, components or other physical items that are used in the manufacture of the product and actually purchased for the entity by the Company, if any, plus (ii) a labor charge based on ADM's standard hourly manufacturing labor rate.

ADM warranties the products it manufactures for SMI and another customer against defects in material and workmanship for a period of 90 days after the completion of manufacture. After such 90-day period, ADM has agreed to provide repair services for the products to the entity at its customary hourly repair rate plus the cost of any parts, components or items necessary to repair the products unless the entity provides such parts, components or items to ADM.

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

Since ADM is the exclusive manufacturer of all of SMI's and another customer’s current and future products under the manufacturing agreement, if the operations of ADM are interrupted or if orders or orders of other customers of the Company exceed our manufacturing capabilities, we may not be able to deliver products on time and the entities may not be able to deliver their respective products to their respective customers on time. Under the terms of the manufacturing agreement, if ADM is unable to perform its obligations thereunder or is otherwise in breach of any provision thereof, the entities have the right, without penalty, to engage third parties to manufacture some or all of their products. In addition, if an entity elects to utilize a third-party manufacturer to supplement the manufacturing being completed by ADM, such entity has the right to require us to accept delivery of the products from these third-party manufacturers, finalize the manufacture of the products to the extent necessary for such entity to comply with FDA regulations and ensure that the design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process have been met.

As the exclusive manufacturer of the medical devices of SMI and another customer, ADM is required to comply with quality requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process. In addition, our manufacturing facility is required to be registered as a medical device manufacturing facility with the FDA and is subject to inspection by the FDA. The Company has been registered by the FDA as a Registered Medical Device Establishment since 1988 allowing it to manufacture medical devices in accordance with procedures outlined in FDA regulations, which include quality control and related activities. Such registration is renewable annually and although we do not believe that the registration will fail to be renewed by the FDA, there can be no assurance of such renewal. Our failure to obtain any annual renewal would have a material adverse effect on the entities if they were not able to secure another manufacturer of their products.

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

We purchase the raw materials, parts, components and other items that are required to manufacture products for SMI and Action. We rely on a limited number of suppliers for such raw materials, parts, components and other items. Although there are many suppliers for each of these raw materials, parts, components and other items, we are dependent on a limited number of suppliers for many of the significant raw materials and components due to our customers’ requirements. We do not have any long-term or exclusive purchase commitments with any of our suppliers. The failure to maintain existing relationships with suppliers or to establish new relationships in the future could also negatively affect our ability to obtain raw materials and components used in the products in a timely manner. If we are unable to obtain ample supply of product from our existing suppliers or alternative sources of supply, we may be unable to satisfy SMI's, Actions, and other orders which could reduce our revenues and adversely affect their relationships with our customers.

RESEARCH AND DEVELOPMENT

During our fiscal years ended March 31, 2012 and 2011, research and development expenses with respect to company-sponsored research and development activities were approximately $35,863 and $43,294, respectively, of which $32,561 and $34,498 was incurred in our chemical business. During such fiscal years, we did not expend any funds on customer-sponsored research and development activities with respect thereto.

During our fiscal years ended March 31, 2012 and 2011, other than the regular compensation paid by us to our executive officers, expenses in connection with testing, application, clinical studies and company-sponsored research and development activities and other activities determined in accordance with generally accepted accounting principles in connection with the Sonotron Technology were approximately $0 and $1,077 respectively. During each of such years no material amounts were spent on customer-sponsored research and development activities relating to the development of new products, services or techniques or the improvement of any of the foregoing.

During our fiscal years ended March 31, 2012 and 2011, we made no material expenditures with respect to company-sponsored research and development activities relating to our medical device business, with the exception of minimal unreimbursed research and development expenses in the amount of $3,094 and $7,719 for our uroflowmetry device related to our agreement with Wellington in 2012 and 2011 respectively.

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

EMPLOYEES

As of June 29, 2012, we had 13 full-time employees and 5 part time employees. As of such date, we had one salaried employee in an executive or managerial position.

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

We have incurred net loss of approximately $23,000 and  $605,000 for the fiscal years ended March 31, 2012 and 2011, respectively. At March 31, 2012, we had an accumulated deficit of $31.6 million. We expect to incur additional operating losses, as well as negative cash flow from operations, for the foreseeable future.

The loss or significant reduction in business of any of our key customers could materially and adversely affect our revenues and earnings.

We are highly dependent upon certain customers to generate our revenues. For the fiscal year ended March 31, 2012, two customers accounted for 46% of revenue and for the fiscal year ended March 31, 2011, three customers accounted 43% of our revenues. All customer purchases are made through purchase orders and we do not have any long-term contracts with customers. The complete loss of, or significant reduction in business from, or a material adverse change in the financial condition of, any of such customers will cause a material and adverse change in our revenues and operating results.

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

Our executive officer and directors and entities affiliated with them may be deemed to beneficially own, in the aggregate, approximately 34.2% of our outstanding common stock. In particular, Mr. DiMino, together with members of the DiMino family, may be deemed to beneficially own approximately 31.4% of the outstanding shares of our common stock. The interests of our current officer and director shareholders may differ from the interests of our other shareholders. As a result, the current officers and directors would have the ability to exercise substantial control over all corporate actions requiring shareholder approval, irrespective of how our other shareholders may vote, including the following actions:

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

We are headquartered at 224 Pegasus Avenue, Northvale, New Jersey. We lease approximately 16,000 square feet of combined office and warehouse space from an unaffiliated third party with a monthly rent of $8,073 subject to annual increases. The lease expires in June, 2019. The Company, its subsidiaries and IHS utilize portions of the leased space. Pursuant to a management services agreement to which the Company, its subsidiaries and IHS are parties, the Company determines, on a monthly basis, the portion of space utilized by each entity during such month, and each entity reimburses the Company for their portion of the lease costs, real property taxes and related costs including storage.

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

Quarter End	High Bid	Low Bid

Fiscal 2012
March 31, 2012	$0.02	$0.01
December 31, 2011	$0.03	$0.01
September 30, 2011	$0.02	$0.01
June 30, 2011	$0.03	$0.01

Fiscal 2011
March 31, 2011	$0.04	$0.01
December 31, 2010	$0.01	$0.01
September 30, 2010	$0.02	$0.01
Jund 30, 2010	$0.02	$0.01

HOLDERS OF RECORD

As of June 29, 2012, 56,939,537 shares of the Company's common stock were issued and outstanding. On June 29, 2012 there were 1,327 shareholders of record.

DIVIDENDS

The Company has never paid any cash dividends on its common stock and has no intention of paying cash dividends in the foreseeable future. The Company intends to retain all earnings, if any, for use in the operation and expansion of its business.

EQUITY COMPENSATION PLAN

As of June 29, 2012, we did not have any compensation plans (including individual compensation arrangements) under which our equity securities were authorized for issuance.

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

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser. Shipping and handling charges and costs are immaterial. We offer a limited 90 day warranty on our electronics products and a limited 5 year warranty on our electronic controllers for spas and hot tubs. We have no other post shipment obligations and sales returns have been immaterial. To date warranty expense has been less than $500 annually and accordingly, due to the immaterial amount, no accrual for future warranty costs were recognized at delivery of the product.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2011 the FSAB issued Accounting Standards Update 2011-05 affecting ASC 220, Other Comprehensive Income.  The effective date is for fiscal periods beginning after December 15, 2011.  The objective of this Update is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The Company is evaluating the implication of this Statement.

On April 1, 2011 we adopted Accounting Standards Update 2009-13 that revised the guidance for revenue recognition with multiple deliverables.  These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting.  Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration.  The adoption did not have a material impact on the consolidated financial positions or results of operations.

Management does not believe that any other recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

BUSINESS OVERVIEW

ADM is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. During the years ended March 31, 2012 and 2011, our operations were conducted through ADM itself and its subsidiaries, Pegasus and Sonotron and Action.

We are a technology-based developer and manufacturer of diversified lines of products in the following four areas: (1) environmentally safe chemical products for industrial use, (2) the manufacturing and sale of electronic medical and other devices,(3) cosmetic and topical dermatological products, and (4) anti-static conductive paints, coatings and other products. We have historically derived most of our revenues from the development, manufacture and sale of chemical products, and, to a lesser extent, from our electronic devices and topical dermatological products. However, during the fiscal year ended March 31, 2012, we derived an increased amount of our revenue from the sale and manufacturing of electronic devices, an increase of $1,056,604 over fiscal year ended March 31, 2011. Our electronics segment also includes our Sonotron and Action subsidiaries.  We also provide research, development and engineering services for medical and other electronic devices to customers for a fee.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2012 AS COMPARED TO MARCH 31, 2011

REVENUES AND GROSS MARGINS

Revenues were $2,315,960 for the year ended March 31, 2012 as compared to $1,198,604 for the year ended March 31, 2011, an increase of $1,117,356, or 93%. Our chemical division had increased sales in the amount of $60,752 and our electronics division had increased sales in the amount of $1,056,603. The chemical division increase resulted from an increase in sales to customers in our Anti-static division, acquired in July 2009, in the amount of $11,815 and an increase in sales in our chemical division excluding Anti-static in the amount of $82,774. The electronics division increase resulted from an increase sales from the introduction of our Flo-Med device and related supplies of $666,011, an increase to one customer in the amount of $114,149, an increase in engineering services of $122,816 an increase in sales in our Action Spas division in the amount of $36,385 due to orders placed for our spa pack units and increases in two current customers of $53, 244. These increases were offset by a decrease in sales from our electronics division, excluding Sonotron and Action, in the amount of $58,608, from two existing customers.  Gross profit was $1,380,075, or 60%, for the year ended March 31, 2012 and $515,024, or 43% for the year ended March 31, 2011. Gross profit percentages increased to 69% in 2012 from 55% in 2011 in our chemical division. Gross profit percentages increased to 53% in our electronic division for the year ended March 31, 2012 compared to 5% in March 31, 2011 mainly due to increased service revenue and increases in gross profit from certain electronic devices.

OPERATING LOSS

Loss from operations for the year ended March 31, 2012 and 2011 was $194,588 and $608,569 respectively, a difference of $413,981. Selling, general and administrative expenses increased by $409,379, or 39%, from $1,037,210 to $1,446,589, mainly due to increased advertising and promotion of approximately $150,084 due to increased spending with Wellington Scientific, increased selling commissions of $111,288, and increased compensation and health insurance costs in the amount of $15,645. We had  increased engineering costs for our Sonotron division of $45,000. These were offset by decreased consulting fees in the amount of $29,700, decreased research and development expenses in the amount of $7,432. Depreciation and amortization costs increased in the amount of $49,123 due to the write off  of an impaired Action intangible asset for $48,810 and the write-off of a fixed asset in ADM of $5,483. Cost of sales increased $252,305, or 37%, from $683,580 to $935,885. This increase is mainly due to the cost of sales of the uroflomentry device in the amount of $207,603 and cost of sales due to our increased engineering sales. In January 2012, the company completed the sale of their Net Operating Loss (NOL) carry-forward through the New Jersey Corporate Benefit Transfer program. The Company sold $2,069,864 of tax loss carry-forward for the gross amount of $173,248. The net amount realized by the Company was $169,522 after State fees and expenses.

NET LOSS AND NET LOSS PER SHARE

Net loss for the fiscal year ended March 31, 2012 and 2011 was $23,362, or $(0.00) per share and $605,052, or $(0.01) per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2012, we had cash and cash equivalents of $299,156 as compared to $155,149 at March 31, 2011. The increase of $144,007 was primarily the result of cash provided in operations in the amount of $162,073 offset by cash used in financing activities in the amount of $25,900 and cash provided by investing activities of $7,834. We expect to have enough cash to fund operations for the next twelve months. Our note payable to Kearny Federal Savings Bank of $160,000 on March 31, 2012, is secured and collateralized by restricted cash of $231,455. This note bears an interest rate of 2% above the rate for the savings account. Interest rate at March 31, 2012 was 2.30% per annum and is payable on demand.

Future Sources of Liquidity:

We expect our primary source of cash during fiscal 2013 to be net cash provided by operating activities. We expect that growth in profitable revenues and continued focus on new customers will enable us to continue to generate cash flows from operating activities.

If we do not generate sufficient cash from operations, face unanticipated cash needs or do not otherwise have sufficient cash, we may need to consider the sale of certain intellectual property which does not support the Company’s operations.  We are currently offering for sale a patent assigned to us through a thrird-party patent sale and licensing broker. In addition, we have the ability to reduce certain expenses depending on the level of business operation.

Based on current expectations, we believe that our existing cash of $299,156 as of March 31, 2012 and our net cash provided by operating activities and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

OPERATING ACTIVITIES

Net cash provided by operating activities was $162,073 for the fiscal year ended March 31, 2012. Cash was provided by increased operating liabilities of $294,188, depreciation and amortization of $43,401 and an increase in customer deposits of $21,023. These increases were offset by increases in accounts receivable of $169,315, an increase in inventory of $73,193 and an increase prepaid expenses of $5,716 coupled with a decrease in accounts payable of $35,290.

Net cash used by operating activities was $519,955 for the fiscal year ended March 31, 2011. The use of cash during the year ended March 31, 2011 was primarily due to a net loss of $605,052 and an increase in operating liabilities of $92,423, depreciation adjustments of $43,089, an adjustment for services rendered in exchange for issuance of common stock of $21,000 and offset by a decrease in net operating assets of $66,193.

INVESTING ACTIVITIES

For the fiscal year ended March 31, 2012, net cash provided by investing activities was $7,834. The primary increase in cash was from repayments for related party advances in the amount of $6,109 and proceeds of $8,500 from sale of equipment, offset by payments in the amount of $3,584 for patents and trademarks and $896 for deposit into the restricted cash account.

For the fiscal year ended March 31, 2011, net cash used by investing activities was $10,629.The primary increase in cash was from repayments for related party advances in the amount of $19,696, offset by payments in the amount of $7,350 for patents and trademarks.

FINANCING ACTIVITIES

For the fiscal year ended March 31, 2012, net cash used for financing activities was $25,900, of which $12,000 was used for repayment on a note from a commercial bank to facilitate our acquisition of Action. In addition, $13,900 was used for repayment of notes payable-other.

For the fiscal year ended March 31, 2011, net cash used for financing activities was $26,500, of which $12,000 was used for repayment on a note from a commercial bank to facilitate our acquisition of substantially all of the assets of Action, and $14,500 was used to pay notes payable-other.

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

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
MARCH 31, 2012 and 2011

I N D E X

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ADM Tronics Unlimited, Inc.

We have audited the accompanying consolidated balance sheets of ADM Tronics Unlimited, Inc. and subsidiaries as of March 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ADM Tronics Unlimited, Inc. and its subsidiaries as of March 31, 2012 and 2011, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Raich Ende Malter & Co. LLP
East Meadow, New York
June 29, 2012

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	March 31,	March 31,
	2012	2011

ASSETS

Current assets:
Cash and cash equivalents	$299,156	$155,149
Accounts receivable, net of allowance for doubtful accounts of $329 and $529, respectively	285,159	115,844
Inventories	260,632	232,499
Prepaid expenses and other current assets	26,157	20,441
Restricted cash	231,455	230,559

Total current assets	1,102,559	754,492

Property and equipment, net of accumulated depreciation of $53,574 and $56,421, respectively	23,742	41,627

Inventories - long-term portion	42,743	31,951
Secured convertible note receivable	62,351	57,337
Advances to related parties	22,480	28,589
Intangible assets, net of accumulated amortization of $101,682 and $124,168, respectively	66,466	140,396
Other assets	16,109	16,109
Total other assets	210,149	274,382

Total assets	$1,336,450	$1,070,501

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Note payable - bank	$160,000	$172,000
Accounts payable	148,832	184,122
Note payable - other	-	13,900
Customer deposit	21,023	-
Accrued expenses and other current liabilities	385,935	56,457
Total current liabilities	715,790	426,479

Total liabilities	715,790	426,479

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0005 par value; 150,000,000 shares authorized, 56,939,537 shares issued and outstanding at March 31, 2012 and 2011	28,470	28,470
Additional paid-in capital	32,173,097	32,173,097
Accumulated deficit	(31,580,907)	(31,557,545)
Total stockholders' equity	620,660	644,022

Total liabilities and stockholders' equity	$1,336,450	$1,070,501

The accompanying notes are an integral part of these
consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

	2012	2011

Net revenues	$2,315,960	$1,198,604

Cost of sales	935,885	683,580

Gross Profit	1,380,075	515,024

Operating expenses:
Research and development	35,863	43,294
Selling, general and administrative	1,446,589	1,037,210
Depreciation and amortization	92,211	43,089

Total operating expenses	1,574,663	1,123,593

Loss from operations	(194,588)	(608,569)

Other income (expense):
Interest income	6,206	8,418
Interest expense	(4,502)	(4,901)
Total other income (expense)	1,704	3,517

Loss before income tax benefit	(192,884)	(605,052)

State tax benefit	169,522	-

Net loss	$(23,362)	$(605,052)

Basic and diluted net loss per common share:	$(0.00)	$(0.01)

Weighted average shares of common stock outstanding - basic and diluted	56,939,537	54,538,167

The accompanying notes are an integral part of these
consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at March 31, 2010	53,939,537	$26,970	$32,153,597	$(30,952,493)	$1,228,074

Issuance of 3,000,000 shares to A. DiMino for additional services rendered	3,000,000	1,500	19,500		21,000

Net loss				(605,052)	(605,052)

Balance at March 31, 2011	56,939,537	28,470	32,173,097	(31,557,545)	644,022

Net loss				(23,362)	(23,362)

Balance at March 31, 2012	56,939,537	$28,470	$32,173,097	$(31,580,907)	$620,660

The accompanying notes are an integral part of these
consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED  MARCH 31, 2012 AND 2011

	2012	2011
Cash flows from operating activities:
Net loss	$(23,362)	$(605,052)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	43,401	43,089
Write off of inventory	34,268	-
Write-off of intangible asset	48,810	-
Gain on sale of equipment	(3,017)	-
Bad debt recovery	-	(227)
Interest receivable	(5,014)	(4,995)
Shared based compensation	-	21,000
Increase (decrease) in cash flows as a result of changes in assets and liabilities balances:
Accounts receivable	(169,315)	(4,133)
Inventory	(73,193)	(52,019)
Prepaid expenses and other current assets	(5,716)	(10,041)
Accounts payable	(35,290)	61,281
Customer deposit	21,023	-
Accrued expenses and other current liabilities	329,478	31,142
Net cash provided by (used in) operating activities	162,073	(519,955)

Cash flows from investing activities:
Repayment from related party	6,109	19,696
Purchase of equipment	(2,295)	-
Proceeds from sale of equipment	8,500	-
Payment for patents and trademark costs	(3,584)	(7,350)
Restricted cash	(896)	(1,717)
Net cash provided by investing activities	7,834	10,629

Cash flows from financing activities:
Repayments on note payable - Bank	(12,000)	(12,000)
Repayments on note payable - Other	(13,900)	(14,500)

Net cash used in financing activities	(25,900)	(26,500)

Net increase (decrease) in cash	144,007	(535,826)

Cash and cash equivalents beginning of year	155,149	690,975

Cash and cash equivalents at end of year	$299,156	$155,149

Cash paid for:
Interest	$4,502	$4,901
Income taxes	$-	$3,662

Supplemental disclosures of non-cash investing and financing activities:
Accrued interest on note receivable	$5,014	$4,995
Increase in prepaid insurance and accounts payable	$-	$15,498

The accompanying notes are an integral part of these audited consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2012 AND 2011

NOTE 1 – NATURE OF BUSINESS

ADM Tronics Unlimited, Inc. ("we", "us", "the Company" or "ADM"), was incorporated under the laws of the state of Delaware on November 24, 1969.
We are a manufacturing and engineering concern whose principal lines of business are the production and sale of chemical products; the design, manufacture and sale of electronics of our own products or on a contract manufacturing basis; and, research, development and engineering services. On July 17, 2009, we purchased the assets of Antistatic Industries of Delaware, Inc., a company involved in the research, development and manufacture of water-based and proprietary electrically conductive paints, coatings and other products and accessories which can be used by electronics, computer, pharmaceutical and chemical companies to prevent, reduce or eliminate static electricity.

Our chemical product line is principally comprised of water-based chemical products used in the food packaging and converting industries, and anti-static conductive paints, coatings and other products. These products are sold to customers located in the United States, Australia, Asia and Europe. Electronics equipment is manufactured in accordance with customer specifications on a contract basis. Our electronic device product line consists principally of proprietary devices used in diagnostics and therapeutics of humans and animals and, through our Action Industries, Unlimited, LLC subsidiary, electronic controllers for spas and hot tubs. These products are sold to customers located principally in the United States.  We are registered with the FDA as a contract manufacturing facility and we manufacture medical devices for customers in accordance with their designs and specifications.  We also provide research, development and engineering services to customers.  Our Sonotron Medical Systems, Inc. subsidiary is involved in medical electronic therapeutic technology and our Pegasus Laboratories, Inc. is involved in topical dermatological products.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of ADM Tronics Unlimited, Inc. and its wholly owned subsidiaries (Action Industries Unlimited, LLC, Sonotron and Pegasus Laboratories). All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Significant estimates made by management include expected economic life and value of our deferred tax assets, valuation allowance, impairment of long lived assets, fair value of equity instruments for services, allowance for doubtful accounts, and warranty reserves. Actual amounts could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

For certain of our financial instruments, including accounts receivable, inventories, accounts payable, accrued expenses, and notes payable – other, the carrying amounts approximate fair value due to their relatively short maturities.

CASH AND CASH EQUIVALENTS

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

REVENUE RECOGNITION

CHEMICAL PRODUCTS:

Revenues are recognized when products are shipped to end users. Shipments to distributors are recognized as revenue when no right of return exists.

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser. We offer a limited 90 day warranty on our electronics products and a limited 5 year warranty on our electronic controllers for spas and hot tubs. We have no other post shipment obligations. Based on prior experience, no amounts have been accrued for potential warranty costs and actual costs were less than $500, for the fiscal years ended March 31, 2012 and 2011.  For contract manufacturing, revenues are recognized after shipment of the completed products.

ENGINEERING SERVICES:

We provide certain engineering services, including quality control and quality assurance services along with regulatory compliance services, warehouse fulfillment services and network administration services including hardware and software services. We recognize revenue from engineering services as the services are provided.

WARRANTY LIABILITIES

The Company’s provision for estimated future warranty costs is based upon historical relationship of warranty claims to sales.  Based upon historical experience, the Company has concluded that no warranty liability is required as of the balance sheet dates.  However, the Company periodically reviews the adequacy of its product warranties and will record an accrued warranty reserve if necessary.

RESTRICTED CASH

Restricted cash represents funds on deposit with a financial institution that secure the bank note payable.

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

INTANGIBLE ASSETS

Intangibles are reviewed for impairment whenever changes in circumstances indicate that the carrying amount may not be recoverable. In reviewing for impairment, the Company compares the carrying value of the relevant asset to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition.  When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and its carrying value.

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to $163,059 and $12,975 for the fiscal years ended March 31, 2012 and 2011, respectively.

SHIPPING AND HANDLING COSTS

Shipping and handling costs incurred for the years ended March 31, 2012 and 2011 were approximately $13,500 and $7,200 respectively.  Such costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

INCOME TAXES

We report the results of our operations as part of a consolidated Federal tax return with our subsidiaries. Deferred income taxes result primarily from temporary differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the difference between the financial statement bases and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded to reduce a deferred tax asset to that portion that is expected to more likely than not be realized.

The Company has adopted the authoritative accounting guidance with respect to accounting for uncertainty in income taxes, which clarified the accounting and disclosures for uncertain tax positions related to income taxes recognized in the financial statements and addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

The Company files income tax returns in several jurisdictions. The Company’s tax returns remain subject to examination, by major jurisdiction, for the years ended March 31, as follows:

Jurisdiction	Fiscal Year
Federal	2008 and beyond
New Jersey	2007 and beyond

There are currently no tax years under examination by any major tax jurisdictions.

The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 31, 2012 and 2011, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Per share basic and diluted net loss amounted to $(0.00) and $(0.01) for the fiscal years ended March 31, 2012 and 2011, respectively. The assumed exercise of common stock equivalents was not utilized in the computation of the fully diluted earnings per share for fiscal years ended March 31, 2012 and 2011, since the effect would be anti-dilutive. There were -0- and 2,750,000 common stock equivalents at March 31, 2012 and 2011, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2011 the FSAB issued Accounting Standards Update 2011-05 affecting ASC 220, Other Comprehensive Income.  The effective date is for fiscal periods beginning after December 15, 2011.  The objective of this Update is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS), the FASB decided to eliminate the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  The Company is evaluating the implication of this Statement.

On April 1, 2011 we adopted Accounting Standards Update 2009-13 that revised the guidance for revenue recognition with multiple deliverables.  These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting.  Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration.  The adoption did not have a material impact on the consolidated financial positions or results of operations.

Management does not believe that any other recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

NOTE 3 – INVENTORY

Inventory at March 31, 2012 consisted of the following:

	Current	Long Term	Total
Raw materials	$204,367	$38,555	$242,922
Finished Goods	56,265	4,188	60,453
	$260,632	$42,743	$303,375

Inventory at March 31, 2011 consisted of the following:

	Current	Long Term	Total
Raw materials	$177,606	$28,252	$205,858
Finished Goods	54,893	3,699	58,592
	$232,499	$31,951	$264,450

The Company values its inventories at the first in, first out ("FIFO") method at the lower of cost or market.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2012 and 2011 is as follows:

	2012	2011
Computer equipment	$13,364	$13,364
Machinery and equipment	60,202	80,934
Leasehold improvements	3,750	3,750
	77,316	98,048

Accumulated depreciation	(53,574)	(56,421)

Property and equipment, net	$23,742	$41,627

Depreciation expense related to property and equipment amounted to $14,697 and $14,438 for the years ended March 31, 2012 and 2011, respectively.

NOTE 5 – SECURED CONVERTIBLE NOTE RECEIVABLE

On June 4, 2009 the Company invested in Wellington which has rights to an electronic uroflowmetry diagnostic medical device technology. The Company invested a total of $50,000, with $10,000 provided in cash, and $40,000 in services to Wellington. Wellington issued a convertible note to the Company for a principal amount of $50,000 with an interest rate of 10% due at various dates through July 15, 2012. The total of the note receivable and accrued interest at March 31, 2012 and 2011 was $62,351 and $57,337, respectively.  At the option of the Company, the Note is convertible in whole or in part, into equity of Wellington.

The conversion price, and resulting equity ownership percentage in Wellington, is determined by dividing the cash value of principal and accrued interest by $2,000,000.

NOTE 6 - RELATED PARTY TRANSACTIONS

ADVANCES TO RELATED PARTIES

As of March 31, 2012 and 2011, ADM was owed $0 from advances made to an officer. In fiscal years ended March 31, 2012 and 2011, $6,109 and $19,696 was repaid on interest accrued on these advances, respectively. Interest accrued for the years ended March 31, 2012 and 2011 was $-0- and $72 respectively. Total accrued interest was $22,480 and $28,589 at March 31, 2012 and 2011 respectively.

NOTE 7 -  INTANGIBLE ASSETS

Intangible assets are being amortized using the straight line method over their estimated useful lives ranging from 3-15 years with a weighted average remaining life of approximately 7.7 years.

	March 31, 2012				March 31, 2011
	Cost	Weighted Average Amortization Period	Accumulated Amortization	Net Carrying Amount	Cost	Weighted Average Amortization Period	Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$82,702	15 years	$(62,464)	$20,238	$79,118	15 years	$(60,218)	$18,900
Formulas	25,446	15 years	(4,595)	20,851	25,446	15 years	(2,898)	22,548
Non-Compete Agreement	50,000	7 years	(25,595)	24,405	50,000	7 years	(18,452)	31,548
Controller Design	-	-	-	-	100,000	7 years	(36,905)	63,095
Customer List	10,000	3 years	(9,028)	972	10,000	3 years	(5,695)	4,305
	$168,148		$(101,682)	$66,466	$264,564		$(124,168)	$140,396

Amortization expense was $77,515, which included $48,810 impaiment write down of the Controller design, and $28,651 of amortization for the fiscal years ended March 31, 2012 and 2011, respectively.

Estimated annual future amortization expense related to intangible assets is as follows:

2013	$11,894
2014	10,828
2015	10,779
2016	6,068
2017	3,092
Thereafter	23,805
$66,466

During the fiscal year ended March 31, 2012, management had reviewed intangibles as part of their annual review and had decided to write-off contoller design intangibles due to impairment loss related to the Company's subsidiary Action. The net book value of the $48,810 was written off controller design in March 2012.

NOTE 8 – NOTE PAYABLE, BANK

On August 21, 2008, the Company entered into a note payable with a commercial bank in the amount of $200,000. This note bears interest at a rate of 2% above the interest rate for the Company’s savings account at this bank. Interest rates at March 31, 2012 and 2011 were 2.30% and 2.49%, respectively. The note is secured by cash on deposit with the institution, which is classified as restricted cash. Amounts outstanding under the note are payable on demand, and interest is payable monthly.

NOTE 9 – NOTE PAYABLE – OTHER

On July 17, 2009 we purchased the assets of Antistatic Industries of Delaware, Inc. in exchange for cash and a note payable, bearing imputed interest rate of 3.5% per annum. The monthly interest and principal payments were $1,450 paid through December 2011.

NOTE 10 – CONCENTRATIONS

During the year ended March 31, 2012, two customers accounted for 46% of our net revenues. As of March 31, 2012, one customer accounted for 40% of our accounts receivable.

During the year ended March 31, 2011, three customers accounted for 43% of our net revenues. As of March 31, 2011, three customers accounted for 65% of our accounts receivable.

NOTE 11 – SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Electronics	Total
Year ended March 31, 2012
Revenue from external customers	$968,308	$1,347,652	$2,315,960
Segment operating income (loss)	$112,354	$(306,942)	$(194,588)

Year ended March 31, 2011
Revenue from external customers	$907,556	$291,048	$1,198,604
Segment operating loss	$(73,472)	$(535,097)	$(608,569)

Total assets at March 31, 2012	$540,349	$796,101	$1,336,450

Total assets at March 31, 2011	$462,681	$607,820	$1,070,501

NOTE 12 - INCOME TAXES

At March 31, 2012, the Company had federal and state net operating loss carry-forwards, (NOL’s) of approximately $7,200,000, which are due to expire through fiscal 2031. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Ultimate utilization of such NOL’s and credits is dependent upon the Company’s ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs.

Due to the uncertainty related tofuture taxable income, the Company provides a 100% valuation allowance for the deferred tax benefit resulting from the NOL’s and depreciation and amortization.

Significant components of deferred tax assets and liabilities are as follows as of March 31, 2012 and 2011:

	2012	2011

Deferred tax assets (liabilities):
Net operating loss carry-forward	$2,892,000	$2,814,000
Depreciation and amortization	1,000	1,000

Deferred tax assets	2,893,000	2,815,000
Valuation allowance	(2,893,000)	(2,815,000)

Deferred tax asset, net	$-	$-

The provision for income taxes at March 31, 2012 and 2011 differs from that amount using the statutory federal income tax rate as follows:

	2012	2011
Statutory federal income tax rate	(34%)	(34%)
State income taxes, net of federal taxes	(6)	(6)
Valuation allowance	40	40
Effective income tax rate	0%	0%

In January 2012, the Company completed the sale of their New Jersey State Net Operating Loss (NOL) carry-forward through the New Jersey Corporate Benefit Transfer program.  The Company sold $2,069,864 of tax loss carry-forward for the gross amount of $173,248.  The net amount realized by the Company in the year ended March 31, 2012 was $169,522 after state fees and expenses.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2019. The Company’s future minimum lease commitment at March 31, 2012 is as follows:

Period	Per year
2013	$96,875
2014	102,688
2015	104,625
2016	104,625
2017	104,625
Thereafter	130,781
$644,219

Rent and real estate tax expense for all facilities for the years ended March 31, 2012 and 2011 was approximately $102,000 and $95,000, respectively.

MASTER SERVICES AGREEMENT

On February 12, 2010, ADM agreed to provide certain services to Ivivi Health Sciences, LLC (IHS) pursuant to a Master Services Agreement, as described below:

•
We provided IHS with engineering services, including quality control and quality assurance services along with regulatory compliance services, warehouse fulfillment services and network administrative services including hardware and software services;

•
We were paid at the rate of $26,000 per month by IHS for these services; in June 2010, it was agreed that IHS would pay approximately $11,000 for June 2010 and approximately $5,000 per month thereafter for reduced services performed by ADM. In May, 2011 IHS agreed to pay ADM approximately $16,800 per month for increased services for one (1) year and then on a month-to-month basis. Pursuant to this agreement, revenues from engineering services to IHS for the years ended March 31, 2012 and 2011 were $234, 833 and $112,017 respectively,

MANUFACTURING AGREEMENT

Under the terms of the February 12, 2010 manufacturing agreement with IHS, ADM has agreed to serve as the exclusive manufacturer of all current and future medical and non-medical electronic and other electronic devices or products to be sold or rented by IHS. For each product that ADM manufactures, IHS pays ADM an amount equal to 120% of the sum of (i) the actual, invoiced cost for raw materials, parts, components or other physical items that are used in the manufacture of .product and actually purchased for such entity by ADM, if any, plus (ii) a labor charge the based on ADM’s standard hourly manufacturing labor rate, which ADM believes is more favorable than could be attained from unaffiliated third parties.  Under the terms of the Agreement, if ADM is unable to perform its obligations to IHS under the manufacturing agreement or is otherwise in breach of any provision of the manufacturing agreement, IHS has the right, without penalty, to engage third parties to manufacture some or all of its products.  In addition, if IHS elects to utilize a third-party manufacturer to supplement the manufacturing being completed by ADM, IHS has the right to require ADM to accept delivery of its products from these third-party manufacturers, finalize the manufacture of the products to the extent necessary to ensure that the design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process have been met.

Pursuant to the manufacturing agreement, sales of finished goods to IHS for the years ended March 31, 2012 and 2011 were $175,171 and $61,022, respectively.

NOTE 14 - OPTIONS OUTSTANDING

During 2007, ADM granted an aggregate of 3,500,000 stock options to employees and consultants.  The options had an exercise price of $0.29 and were fully vested at the date of grant.  The options were valued at $351,529 using the Black Scholes option pricing model with the following assumptions: risk free interest rate of 4.9%, volitility of 85%, estimated useful life of 1.5 years and dividend rate of 0%. The following table summarizes information on all common share purchase options issued by us as of March 31, 2012 and 2011.

	2012		2011

	# of Shares	Weighted Average Exercise Price	# of Shares	Weighted Average Exercise Price

Outstanding, beginning of year	2,750,000	$0.29	2,750,000	$0.29

Expired	(2,750,000)	$(0.29)	-	$-

Outstanding, end of year	-	-	2,750,000	$0.29

Exercisable, end of year	-	-	2,750,000	$0.29

NOTE 15 - LEGAL PROCEEDINGS

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

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, with the participation of  management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation as of March 31, 2012, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

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

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting as of March 31, 2012, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2012.

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

Name	Age	Position
Andre' DiMino	56	President, Chief Executive Officer
		Chief Financial Officer, Director

Vincent DiMino	86	Director

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

ITEM 11. EXECUTIVE COMPENSATION

				Option	Other
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation	Total
Andre' DiMino	2012	102,248	48,500		-	150,748
Chief Executive Officer	2011	102,144	26,759	-	21,000	149,903

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

DIRECTORS' COMPENSATION

The Company does not pay fees to its directors, nor does it reimburse its directors for expenses incurred.

 STOCKHOLDER MATTERS:

The following table sets forth information regarding ownership of shares of Company’s common stock, as of June 29, 2012, by (i) each person known to ADM to be the owner of 5% or more of ADM’s common stock (ii) each director and director nominee of ADM, (iii) the Named Officer, and (iv) all directors and officers of ADM as a group. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of the Company’s common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of any shares of Common Stock over which he or she has or shares, directly or indirectly, voting or investment power; or of which he or she has the right to acquire beneficial ownership at any time within 60 days after July 14, 2012. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. Common Stock beneficially owned and percentage ownership is based on 56,939,537 shares of Common Stock outstanding as of June 29, 2012.

	Number of Shares
Name and Address	Beneficially Owned		Percentage

Andre' DiMino	17,880,883	(1)	31.4%
c/o ADM Tronics Unlimited, Inc.
224 Pegasus Avenue
Northvale, NJ 07647

Vincent DiMino	1,587,928	(2)	2.8%
c/o ADM Tronics Unlimited, Inc.
224 Pegasus Avenue
Northvale, NJ 07647

Eugene Stricker	4,188,700	(3)	7.4%
c/o Fifth Avenue Ventire Capital Partners
42 Barrett Road
Lawrence, NY 11559

All Executive Officers and Directors
as a group (three persons)	19,468,811	(4)	34.2%

(1) Includes 13,691,223 shares of the Company’s common stock directly owned by Andre’ DiMino; 960 shares owned by Jenny DiMino, the spouse of Andre’ DiMino; and 4,188,700 shares of the Company’s common stock held by Eugene Stricker, of which Andre’ DiMino may be deemed to be a beneficial owner by reason of his power to vote such shares pursuant to an agreement.
(2) Includes 1,287,928 shares of the Company’s common stock directly owned by Mr. Vincent DiMino, 300,000 shares of the Company’s common stock owned by the spouse of Vincent DiMino, as to which Mr. DiMino disclaims beneficial ownership.
(3) Mr. Andre’ DiMino may be deemed to be a beneficial owner of such shares by reason of his power to vote such shares pursuant to an agreement. Reference is also made to Footnote No. 1.
(4) Reference is made to Footnote Nos. 1 and 2.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time prior to 2000, the Company has loaned funds to Andre' DiMino at an interest rate of 3% per annum. The largest aggregate amount of indebtedness, including interest, outstanding at any time since the beginning of the Company's fiscal year ended March 31, 2003 was approximately $89,900 and the amount of interest outstanding as of March 31, 2012 was approximately $22,480.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by Raich Ende Malter & Co. LLP ("Raich") for the audit of the Company's annual consolidated financial statements for the fiscal years ended March 31, 2012 and 2011, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the fiscal years ended March 31, 2012 and 2011, were approximately $58,000 and $52,000, respectively.

AUDIT-RELATED FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2012 and 2011 for assurance and related services by Raich that are reasonably related to the performance of the audit or review of the Company's financial statements and not reported above under “Audit Fees” were $0 and $0, respectively.

TAX FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2012 and 2011 for professional services rendered by Raich for tax compliance, tax advice and tax planning were $6,901 and $7,964, respectively.

ALL OTHER FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2012 and March 31, 2011 for products and services provided by Raich other than the services reported above under “Audit Fees”, “Audit Related Fees” and “Tax Fees” were $0 and $0 respectively.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of June, 2012.

ADM TRONICS UNLIMITED, INC.

By:	/s/ Andre' DiMino
Andre' Di Mino
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andre' DiMino	Chief Executive Officer (Principal Executive Officer,	June 29, 2012
Andre' DiMino	Principal Financial Officer and Principal Accounting Officer) and Director

/s/ Vincent DiMino	Director	June 29, 2012
Vincent DiMino