Form 10-Q
period 2012-06-30
ADM TRONICS UNLIMITED INC/DE
filed 2012-08-21
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

56,939,537 shares of Common Stock, $.0005 par value, as of August 20, 2012.

ADM TRONICS UNLIMITED, INC.

INDEX

Page Number
PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

Condensed Consolidated Balance Sheets – June 30, 2012
(unaudited) and March 31, 2012		3

Condensed Consolidated Statements of Operations – For the three
months ended June 30, 2012 and 2011 (unaudited)		4

Condensed Consolidated Statements of Cash Flows – For the three
months ended June 30, 2012 and 2011 (unaudited)		5

Notes to Condensed Consolidated Financial Statements
(unaudited)		6

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17

ITEM 4.	CONTROLS AND PROCEDURES	17

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	18

ITEM 1A.	RISK FACTORS	18

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	18

ITEM 4.	OTHER INFORMATION	18

ITEM 5.	EXHIBITS	18

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	March 31, 2012
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$284,689	$299,156
Accounts receivable, net of allowance for doubtful accounts of $500 and $329, respectively	275,833	285,159
Inventories	269,311	260,632
Prepaid expenses and other current assets	28,311	26,157
Restricted cash	231,630	231,455

Total current assets	1,089,774	1,102,559

Property and equipment, net of accumulated depreciation of $57,413 and $53,574, respectively	19,903	23,742

Inventories - long-term portion	40,008	42,743
Secured convertible note receivable	55,547	62,351
Advances to related parties	22,480	22,480
Intangible assets, net of accumulated amortization of $105,246 and $101,682, respectively	62,902	66,466
Other assets	16,109	16,109
Total other assets	216,949	233,891

Total assets	$1,306,723	$1,336,450

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Note payable - bank	$157,000	$160,000
Accounts payable	149,582	148,832
Customer deposit	-	21,023
Accrued expenses and other current liabilities	393,308	385,935
Total current liabilities	699,890	715,790

Total liabilities	699,890	715,790

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0005 par value; 150,000,000 shares authorized, 56,939,537 shares issued and outstanding at June 30, 2012 and March 31, 2012	28,470	28,470
Additional paid-in capital	32,173,097	32,173,097
Accumulated deficit	(31,594,734)	(31,580,907)
Total stockholders' equity	606,833	620,660

Total liabilities and stockholders' equity	$1,306,723	$1,336,450

The accompanying notes are an integral part of these
condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED  JUNE 30, 2012 AND 2011
(Unaudited)

	2012	2011

Net revenues	$517,239	$471,522

Cost of sales	174,675	214,211

Gross Profit	342,564	257,311

Operating expenses:
Research and development	9,131	9,304
Selling, general and administrative	339,411	288,262
Depreciation and amortization	7,403	10,767

Total operating expenses	355,945	308,333

Loss from operations	(13,381)	(51,022)

Other income (expense):
Interest income	1,443	1,641
Interest expense	(1,889)	(1,064)
Total other income (expense)	(446)	577

Net loss	$(13,827)	$(50,445)

Basic and diluted net loss per common share:	$(0.00)	$(0.00)

Weighted average shares of common stock outstanding - basic and diluted	56,939,537	56,939,537

The accompanying notes are an integral part of these
condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED  JUNE 30, 2012 AND 2011
(Unaudited)

	2012	2011
Cash flows from operating activities:
Net loss	$(13,827)	$(50,445)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	7,405	10,767
Interest receivable	(1,196)	(1,247)
Bad debt expense	171	-
Increase (decrease) in cash flows as a result of changes in assets and liabilities balances:
Accounts receivable	9,155	(32,973)
Inventory	(5,944)	(8,530)
Prepaid expenses and other current assets	(2,154)	(24,003)
Accounts payable	750	12,596
Customer deposit	(21,023)	-
Accrued expenses and other current liabilities	7,373	46,491
Net cash used in operating activities	(19,290)	(47,344)

Cash flows from investing activities:
Collections from secured convertible note	8,000	-
Payment for patents and trademark costs	-	(3,584)
Restricted cash	(175)	(286)
Net cash provided by (used in) investing activities	7,825	(3,870)

Cash flows from financing activities:
Repayments on note payable - Bank	(3,000)	(3,000)
Repayments on note payable - Other	-	(2,900)

Net cash used in financing activities	(3,000)	(5,900)

Net decrease in cash	(14,465)	(57,114)

Cash and cash equivalents beginning of year	299,156	155,149

Cash and cash equivalents at end of year	$284,691	$98,035

Cash paid for:
Interest	$1,889	$1,064
Income taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Accrued interest on note receivable	$1,196	$1,247
Increase in prepaid insurance and accounts payable	$-	$8,466

The accompanying notes are an integral part of these
condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012
(Unaudited)

NOTE 1 - ORGANIZATIONAL MATTERS

ADM Tronics Unlimited, Inc. ("we", "us", the “Company" or "ADM"), was incorporated under the laws of the state of Delaware on November 24, 1969.  We are authorized under our Certificate of Incorporation to issue 150,000,000 common shares, with $.0005 par value, and 5,000,000 preferred shares with $.01 par value.

The accompanying condensed consolidated financial statements as of June 30, 2012 (unaudited) and March 31, 2012 and for the three month periods ended June 30, 2012 and 2011 (unaudited) have been prepared by ADM pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and explanatory notes for the year ended March 31, 2012 as disclosed in our annual report on Form 10-K for that year as filed with the SEC, as it may be amended.  The results of the three months ended June 30, 2012 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending March 31, 2013.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The unaudited condensed consolidated financial statements include the accounts of ADM Tronics Unlimited, Inc. and its wholly owned subsidiaries, (Action Industries Unlimited LLC, Sonotron and Pegasus Labaoratories).  All significant intercompany balances and transactions have been eliminated in consolidation.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

For certain of our financial instruments, including accounts receivable, inventories, accounts payable, accrued expenses and notes payable - other, the carrying amounts approximate fair value due to their relatively short maturities.

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

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser.  Shipping and handling charges and costs have been de minimis. We offer a limited 90 day warranty on our electronics products and a limited 5 year warranty on our electronic controllers for spas and hot tubs. Historically, the amount of warranty revenue included in the sales of our electronic products has been de minimis. We have no other post shipment obligations and sales returns have been de minimis. Based on prior experience, no amounts have been accrued for potential warranty costs and such costs were less than $500, for the three months ended June 30, 2012 and 2011.

ENGINEERING SERVICES:

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

NET LOSS PER SHARE

The Company computes basic loss per share by dividing the Company's net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted loss per share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss for all periods presented, the impact of the assumed exercise of the stock options is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the three month periods ended June 30, 2012 and 2011,  -0- and 2,750,000 common stock and common stock equivalent shares were excluded from the computation of diluted net loss per share, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any other recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

NOTE 3 - INVENTORY

Inventory at June 30, 2012 (unaudited) consisted of the following:

	Current	Long Term	Total
Raw materials	$232,263	$35,830	$268,094
Finished Goods	37,048	4,178	41,226
	$269,311	$40,008	$309,319

Inventory at March 31, 2012 consisted of the following:

	Current	Long Term	Total
Raw materials	$204,367	$38,555	$242,922
Finished Goods	56,265	4,188	60,453
	$260,632	$42,743	$303,375

The Company values its inventories at the first in, first out ("FIFO") method at the lower of cost or market.

NOTE 4 – SECURED CONVERTIBLE NOTE RECEIVABLE

On June 4, 2009 the Company invested in Wellington which has rights to an electronic uroflowmetry diagnostic medical device technology.  The Company invested a total of $50,000, with $10,000 provided in cash, and $40,000 in services to Wellington.  Wellington issued a convertible note to the Company for a principal amount of $50,000 with an interest rate of 10% due at various dates through July 15, 2012.  The total of the note receivable and accrued interest at June 30, 2012 and March 31, 2012 was $55,547 and $62,351, respectively. At the option of the Company, the Note is convertible in whole or in part, into equity of Wellington.

The conversion price, and the resulting equity ownership percentage in Wellington, is determined by dividing the cash value of principal and accrued interest by $2,000,000.

As of August 20, 2012, the loan has not yet been repaid.

 NOTE 5 - INTANGIBLE ASSETS

Intangible assets are being amortized using the straight line method over periods ranging from 3-15 years with a weighted average remaining life of approximately 7.7 years.

	June 30, 2012				March 31, 2012
	Cost	Weighted Average Amortization Period	Accumulated Amortization	Net Carrying Amount	Cost	Weighted Average Amortization Period	Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$82,702	15 years	$(62,985)	$19,717	$82,702	15 years	$(62,464)	$20,238
Formulas	25,446	15 years	(5,019)	20,427	25,446	15 years	(4,595)	20,851
Non-Compete Agreement	50,000	7 years	(27,381)	22,619	50,000	7 years	(25,595)	24,405
Customer List	10,000	3 years	(9,861)	139	10,000	3 years	(9,028)	972
	$168,148		$(105,246)	$62,902	$168,148		$(101,682)	$66,466

Amortization expense was $3,564 and $7,183 for the three months ended June 30, 2012 and 2011, respectively.

 Estimated aggregate future amortization expense related to intangible assets is as follows:

2013	8,329
2014	10,828
2015	10,779
2016	6,068
2017	3,092
Thereafter	23,806
$62,902

NOTE 6 - CONCENTRATIONS

During the three month period ended June 30, 2012, three customers accounted for 50% of our revenue. As of June 30, 2012, three customers represented approximately 56% of our accounts receivable.

During the three month period ended June 30, 2011, three customers accounted for 38% of our revenue.  As of March 31, 2012, one customer represented approximately 65% of our accounts receivable.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Revenues from foreign customers represented $37,080 of net revenue or 7.2% for the three months ended June 30, 2012. Revenues from foreign customers represented $65,309 of net revenue or 12.6% for the three months ended June 30, 2011.

Accounts receivable from foreign entities as of June 30, 2012 and March 31, 2012 were $20,064 and $16,198, respectively.

NOTE 7 - SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Electronics	Total
Three months ended June 30, 2012
Revenue from external customers	$289,964	$227,275	$517,239
Segment operating income (loss)	$65,186	$(54,128)	$11,057

Three months ended June 30, 2011
Revenue from external customers	$293,004	$126,058	$419,062
Segment operating income (loss)	$24,699	$(75,721)	$(51,022)

Total assets at June 30, 2012	$739,548	$567,175	$1,306,723

Total assets at March 31, 2012	$540,349	$796,101	$1,336,450

NOTE 8 - RELATED PARTY TRANSACTIONS

ADVANCES TO RELATED PARTIES

As of June 30, 2012 and March 31, 2012, ADM was owed $0 from advances made to an officer. No advances have been made since 2000. The previous balance, now paid in full, had an interest rate of 3% per year. Total accrued interest at June 30, 2012 and March 31, 2012 was $22,480 and $22,480, respectively.

NOTE 9 – NOTE PAYABLE, BANK

On August 21, 2008, the Company entered into a note payable with a commercial bank in the amount of $200,000.  This note bears interest at a rate of 2% above the interest rate for the Company’s savings account at this bank and is secured by cash on deposit with the institution, which is classified as restricted cash.  Amounts outstanding under the note are payable on demand, and interest is payable monthly.  The principal balance of the note at June 30, 2012 and March 31, 2012 was $157,000 and $160,000, respectively.

NOTE 10 – NOTE PAYABLE – OTHER

On July 17, 2009 we purchased the assets of Antistatic Industries of Delaware, Inc. in exchange for cash and a note payable, bearing imputed interest rate of 3.5% per annum. The monthly interest and principal payments were $1,450 and as of June 30, 2012, the note has been fully paid.

NOTE 11 – CUSTOMER DEPOSIT

In July 2011 a customer made a cash deposit of $179,450 in conjunction with an order for 200 units of the Flo-Med device. For the period ended June 30, 2012, $21,023 was recognized as revenue.

NOTE 12 – COMMITMENTS

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
• we were paid at the rate of $26,000 per month by IHS for these services; in June 2010, it was agreed that IHS would pay approximately $11,000 for June 2010 and approximately $5,000 per month thereafter for reduced services performed by ADM. In May 2011, IHS agreed to pay ADM approximately $16,800 per month for increased services. Pursuant to this agreement, revenues from engineering services to IHS for the three months ended June 30, 2012 and 2011 were $52,034 and $52,461, respectively.

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

Pursuant to the manufacturing agreement, sales of finished goods to IHS for the three months ended June 30, 2012 and 2011 were $65,883 and $18,776, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "forecasts", "projects", or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-Q to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Item. 1 Description of Business – Risk Factors" and elsewhere in or incorporated by reference into our Annual Report on Form 10-K for the year ended March 31, 2012.

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION:

CHEMICALS:

Revenues are recognized when products are shipped to end users.  Shipments to distributors are recognized as sales where no right of return exists.

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser.  Revenue from the sale of the electronics we manufacture is recognized upon shipment of product.  Shipping and handling charges and costs are de minimis. We offer a limited 90 day warranty on our electronics products and a limited 5 year warranty on our electronic controllers for spas and hot tubs. Historically, the amount of warranty revenue included in the sales of our electronic products have been de minimis. We have no other post shipment obligations and sales returns have been de minimis.

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

BUSINESS OVERVIEW

ADM is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. During the years ended March 31, 2012 and 2011, our operations were conducted through ADM itself and its subsidiaries, Pegasus Laboratories, Inc. (PLI) and Sonotron Medical Systems, Inc and  Action Industries Unlimited LLC (“AIU”). In addition, the Company owns a minority interest in Montvale Technologies Inc, (formerly known as Ivivi Technologies Inc.) (“ITI”), which until October 18, 2006 was operated as a subsidiary of the Company. ITI was deconsolidated as of October 18, 2006 upon the consummation of ITI’s initial public offering. Our investment in ITI from October 18, 2006 through March 31, 2008 was reported under the equity method of accounting. Since April 1, 2008 we reported our investment in ITI at fair value. As reported by ITI, on February 12, 2010 all of ITI’s assets were acquired by IHS, an unaffiliated entity controlled by ITI’s former Chairman of the Board. Concurrent with such asset sale, the Company entered into agreements with IHS for services related to engineering and regulatory matters, and the previous manufacturing agreement with ITI was assigned to IHS.

In 2009, we invested in Wellington Scientific, LLC (“Wellington”) which has rights to an electronic uroflowmetry diagnostic medical device technology. During the year ended March 31, 2012, we completed development of a new version of the device (Flo-Med device) for compliance with FDA and international standards and created the required documentation for distribution of this product in the US. In July, an order was received from a distributor for approximately $740,000 including a 25% cash deposit for the purchase of the Flo-Med device and related disposables. Production of the Flo-Med device and disposables continued during the period and the complete order was fulfilled during the quarter ended June 30, 2012.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2012 AS COMPARED TO JUNE 30, 2011

REVENUES

Revenues were $517,239 for the three months ended June 30, 2012 as compared to $471,522 for the three months ended June 30, 2011, an increase of $45,717, or 10%.  The increase resulted from an increase in sales to customers in our electronics division in the amount of $101,217 and an increase in sales of $16,315 in our Antistatic division coupled with a decrease in sales in our chemical division in the amount of $19,355 and a decrease in sales in our electronics subsidiary, Action, in the amount of $35,694. Sales in our Sonotron division also decreased $22,124.

Gross profit was $342,564, or 66%, for the three months ended June 30, 2012 and $257,311, or 55% for the three months ended June 30, 2011.  Gross profit percentages increased in our chemical division 15% mainly due to the increase in sales and gross profit percentages and in our Antistatic division gross profit percentage increased 19%, and an overall increase in cost of materials percentages in the amount of 19%, while labor cost percentages increased approximately 9%. Gross profit percentages increased 13% in our electronics division due to an overall increase in sales, a slight decrease in labor cost percentages and a 12% decrease in cost of materials percentages.

We are highly dependent upon certain customers to generate our revenues. For the three months ended June 30, 2012, three customers accounted for 44% of our revenue and for the three months ended June 30, 2011, three customers accounted for approximately 38% of our revenue. The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results.

OPERATING LOSS

Loss from operations for the three months ended June 30, 2012 was $13,381 decreased $37,641 or 74% compared to a loss from operations for the three months ended June 30, 2011 of $51,022. Selling, general and administrative expenses increased by $51,149, or 18%, from $288,262 to $339,411. We had increased compensation costs in the amount of $21,925, increased advertising costs in the amount of $15,020, increased insurance costs in the amount of $5,740, increased commission and royalty expenses in the amount of $46,740, and increased engineering and regulatory expense in the amount of $35,729. Offsetting, were decreased taxes and related fees in the amount of $4,450 and decreased accounting fees in the amount of $23,701,  Cost of sales decreased by $39,536, or 18% from $214,211 to $174,675, due to more favorable material pricing and  labor costs decrease of $3,000.

NET LOSS AND NET LOSS PER SHARE

Net loss for the three months ended June 30, 2012 was $13,827, or $0.00 per share, compared to a net loss for the three months ended June 30, 2011 of $50,445, or $0.00 per share. Interest income decreased $198 to $1,443 in the three months ended June 30, 2012, from $1,641 in the three months ended June 30, 2011, due to decreased funds invested in a money market account, offset by an increase in accrued interest receivable on a convertible note issued to Wellington.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2012, we had cash and cash equivalents of $284,689 as compared to $299,156 at March 31, 2012. The $14,467 decrease was primarily the result of cash used in operations during the three month period in the amount of $19,292, cash provided by investing activities of $7,825 and cash used in financing activities in the amount of $3,000. Our cash will continue to be used for increased marketing costs, and the related administrative expenses, in order to attempt to increase our revenue.  We expect to have enough cash to fund operations for the next twelve months. Our note payable of $157,000 at June 30, 2012, is secured and collateralized by restricted cash of $231,630. This note bears an interest rate of 2% above the rate of the savings account. The interest rate at June 30, 2012 was 2.30% and is payable upon demand.

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

Based on current expectations, we believe that our existing cash of $284,689 as of June 30, 2012 and our net cash provided by operating activities and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash used by operating activities was $19,292 for the three months ended June 30, 2012, as compared to net cash used by operating activities of $47,344 for the three months ended June 30, 2011.  The use of cash during the three months ended June 30, 2011 was primarily due to net loss of $13,827 and an increase in operating liabilities of $12,900, and an increase in net operating assets of $1,057.

Net cash used by operating activities was $47,344 for the three months ended June 30, 2011, The use of cash during the three months ended June 30, 2011 was primarily due to a net loss of $50,455, a decrease in financing liabilities of $5,900, and an increase in net investing assets of $3,870.

INVESTING ACTIVITIES

For the three months ended June 30, 2012, net cash provided by investing activities was $7,825 mainly due to the collection against our secured convertible note.

For the three months ended June 30, 2011, net cash used by investing activities was $3,870. The primary use of cash was for patents and trademarks in the amount of $3,584.

FINANCING ACTIVITIES

For the three months ended June 30, 2012, net cash used for financing activities was $3,000, which was used for repayment on a note from a commercial bank to facilitate our acquisition of Action.

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
Andre' DiMino, Chief Executive
Officer and Chief Financial Officer

Dated: Northvale, New Jersey August 20, 2012