Form 10-Q
period 2012-09-30
ADM TRONICS UNLIMITED INC/DE
filed 2012-11-20
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

56,939,537 shares of Common Stock, $.0005 par value, as of November 19, 2012.

ADM TRONICS UNLIMITED, INC., AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2012 (Unaudited)	March 31, 2012
ASSETS

Current assets:
Cash and cash equivalents	$241,411	$299,156
Accounts receivable, net of allowance for doubtful accounts of $500 and $329, respectively	212,819	285,159
Inventories	241,705	260,632
Prepaid expenses and other current assets	18,235	26,157
Restricted cash	231,782	231,455

Total current assets	945,952	1,102,559

Property and equipment, net of accumulated depreciation of $59,298 and $53,574, respectively	18,018	23,742

Inventories - long-term portion	76,248	42,743
Secured convertible note receivable	56,627	62,351
Advances to related parties	22,480	22,480
Intangible assets, net of accumulated amortization of $108,074 and $101,682, respectively	60,074	66,466
Other assets	16,109	16,109
Total other assets	249,556	233,891

Total assets	$1,195,508	$1,336,450

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Note payable - bank	$153,990	$160,000
Accounts payable	149,005	148,832
Customer deposit	-	21,023
Accrued fees	215,305	197,120
Accrued expenses and other current liabilities	159,930	188,815
Total current liabilities	678,230	715,790

Total liabilities	678,230	715,790

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0005 par value; 150,000,000 shares authorized, 56,939,537 shares issued and outstanding at September 30, 2012 and March 31, 2012	28,470	28,470
Additional paid-in capital	32,173,097	32,173,097
Accumulated deficit	(31,684,289)	(31,580,907)
Total stockholders' equity	517,278	620,660

Total liabilities and stockholders' equity	$1,195,508	$1,336,450

The accompanying notes are an integral part of these
condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED
(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2012	2011	2012	2011

Net revenues	$384,673	$472,689	$901,912	$891,751

Cost of sales	179,118	191,252	353,793	405,463

Gross Profit	205,555	281,437	548,119	486,288

Operating expenses:
Research and development	9,143	8,697	18,274	18,001
Selling, general and administrative	280,652	230,966	620,063	466,768
Depreciation and amortization	4,713	10,693	12,116	21,460

Total operating expenses	294,508	250,356	650,453	506,229

Income (loss) from operations	(88,953)	31,081	(102,334)	(19,941)

Other income (expense):
Interest income	1,302	1,599	2,745	3,240
Interest expense	(1,904)	(1,034)	(3,793)	(2,098)
Total other income (expense)	(602)	565	(1,048)	1,142

Net income (loss)	$(89,555)	$31,646	$(103,382)	$(18,799)

Basic and diluted (loss) per common share:	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average shares of common stock outstanding - basic and diluted	56,939,537	53,939,537	56,939,537	53,939,537

The accompanying notes are an integral part of these
consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED  SEPTEMBER 30, 2012 AND 2011
(Unaudited)
	2012	2011
Cash flows from operating activities:
Net loss	$(103,382)	$(18,799)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,116	21,460
Interest receivable	(2,276)	(2,507)
Bad debt expense	171	-
Increase (decrease) in cash flows as a result of changes in assets and liabilities balances:
Accounts receivable	72,169	(108,792)
Inventory	(14,578)	(58,382)
Prepaid expenses and other current assets	2,506	(37,010)
Accounts payable	5,589	16,073
Accrued fees	18,185	-
Customer deposit	(21,023)	150,816
Accrued expenses and other current liabilities	(28,885)	63,459
Net cash provided by (used) in operating activities	(59,408)	26,318

Cash flows from investing activities:
Collections from secured convertible note	8,000	-
Payment for patents and trademark costs	-	(3,584)
Restricted cash	(327)	(543)
Net cash provided by (used in) investing activities	7,673	(4,127)

Cash flows from financing activities:
Repayments on note payable - Bank	(6,010)	(6,000)
Repayments on note payable - Other	-	(7,250)

Net cash used in financing activities	(6,010)	(13,250)

Net increase (decrease) in cash	(57,745)	8,941

Cash and cash equivalents beginning of year	299,156	155,149

Cash and cash equivalents at end of year	$241,411	$164,090

Cash paid for:
Interest	$2,115	$2,098
Income taxes	$-	$-

Supplemental disclosures of non-cash investing and financing activities:
Accrued interest on note receivable	$2,276	$2,507
Increase in prepaid insurance and accounts payable	$5,416	$8,466

The accompanying notes are an integral part of these
condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(Unaudited)

NOTE 1 - ORGANIZATIONAL MATTERS

ADM Tronics Unlimited, Inc. ("we", "us", the “Company" or "ADM"), was incorporated under the laws of the state of Delaware on November 24, 1969.  We are authorized under our Certificate of Incorporation to issue 150,000,000 common shares, with $.0005 par value, and 5,000,000 preferred shares with $.01 par value.

The accompanying condensed consolidated financial statements as of September 30, 2012 (unaudited) and March 31, 2012 and for the three and six month periods ended September 30, 2012 and 2011 (unaudited) have been prepared by ADM pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and explanatory notes for the year ended March 31, 2012 as disclosed in our annual report on Form 10-K for that year as filed with the SEC, as it may be amended.  The results of the three and six months ended September 30, 2012 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending March 31, 2013.

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

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser.  Shipping and handling charges and costs have been de minimis. We offer a limited 90 day warranty on our electronics products and a limited 5 year warranty on our electronic controllers for spas and hot tubs. Historically, the amount of warranty revenue included in the sales of our electronic products has been de minimis. We have no other post shipment obligations and sales returns have been de minimis. Based on prior experience, no amounts have been accrued for potential warranty costs and such costs were less than $500, for the three and six months ended September 30, 2012 and 2011.

ENGINEERING SERVICES:

Pursuant to a Master Services Agreement with Ivivi Health Sciences, LLC (IHS), ADM provides engineering services, including quality control and quality assurance services along with regulatory compliance services, warehouse fulfillment services and network administration services including hardware and software services. Under the terms of the Agreement, the Company agrees to serve as the exclusive manufacturer of all current and future medical and non-medical electronic devices or products sold or rented by IHS.

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

NET LOSS PER SHARE

The Company computes basic loss per share by dividing the Company's net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted loss per share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss for all periods presented, the impact of the assumed exercise of the stock options is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the three and six month periods ended September 30, 2012 and 2011, there were no common stock equivalent shares.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any other recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

NOTE 3 - INVENTORY

Inventory at September 30, 2012 (unaudited) consisted of the following:

	Current	Long Term	Total
Raw materials	$196,480	$69,072	$265,552
Finished Goods	45,225	7,176	52,401
	$241,705	$76,248	$317,953

Inventory at March 31, 2012 consisted of the following:

	Current	Long Term	Total
Raw materials	$204,367	$38,555	$242,922
Finished Goods	56,265	4,188	60,453
	$260,632	$42,743	$303,375

The Company values its inventories at the first in, first out ("FIFO") method at the lower of cost or market.

NOTE 4 - SECURED CONVERTIBLE NOTE RECEIVABLE

On June 4, 2009 the Company invested in Wellington which has rights to an electronic uroflowmetry diagnostic medical device technology.  The Company invested a total of $50,000, with $10,000 provided in cash, and $40,000 in services to Wellington.  Wellington issued a convertible note to the Company for a principal amount of $50,000 with an interest rate of 10% due at various dates through July 15, 2012.  The total of the note receivable and accrued interest at September 30, 2012 and March 31, 2012 was $56,627 and $62,351, respectively. At the option of the Company, the Note is convertible in whole or in part, into equity of Wellington.

The conversion price, and the resulting equity ownership percentage in Wellington, is determined by dividing the cash value of principal and accrued interest by $2,000,000.

In August 2012, the Company filed a civil suit in the Superior Court of New Jersey against defendants Wellington Scientific LLC (“Wellington”) and Peter F. Lordi, demanding payment of the convertible note receivable from Wellington in the amount of $50,000 (plus accrued interest). The Company is suing for breach of contract, fraud in the inducement, and other claims. Since this civil suit is in the early stages of litigation, its ultimate outcomes cannot be predicted with certainty at this time.

As of November 19, 2012, the loan has not yet been repaid.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets are being amortized using the straight line method over periods ranging from 3-15 years with a weighted average remaining life of approximately 7.5 years.

	September 30, 2012				March 31, 2012
	Cost	Weighted Average Amortization Period (years)	Accumulated Amortization	Net Carrying Amount	Cost	Weighted Average Amortization Period (years)	Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$82,702	15	$(63,464)	$19,238	$82,702	15	$(62,464)	$20,238
Formulas	25,446	15	(5,443)	20,003	25,446	15	(4,595)	20,851
Non-Compete Agreement	50,000	7	(29,167)	20,833	50,000	7	(25,595)	24,405
Customer List	10,000	3	(10,000)	-	10,000	3	(9,028)	972
	$168,148		$(108,074)	$60,074	$168,148		$(101,682)	$66,466

Amortization expense was $6,392 and $14,366 for the six months ended September 30, 2012 and 2011, respectively.

 Estimated aggregate future amortization expense related to intangible assets is as follows:

2013	$5,501
2014	10,828
2015	10,779
2016	6,068
2017	3,092
Thereafter	23,806
$60,074

NOTE 6 - CONCENTRATIONS

During the three month period ended September 30, 2012, three customers accounted for 40% of our revenue. As of September 30, 2012, three customers represented approximately 53% of our accounts receivable.

During the three month period ended September 30, 2011, two customers accounted for 39% of our revenue. As of September 30, 2011, three customers represented approximately 77% of our accounts receivable.

During the six month period ended September 30, 2012, one customer accounted for 19% of our revenue. During the six month period ended September 30, 2011, two customers accounted for 29% of our revenue.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Revenues from foreign customers represented $58,533 of net revenue or 15.2% for the three months ended September 30, 2012 and $95,614 of net revenue or 10.6% for the six months ended September 30, 2012.

Revenues from foreign customers represented $45,804 of net revenue or 9.7% for the three months ended September 30, 2011 and $114,916 of net revenue or 12.9% of net revenue for the six months ended September 30, 2011.

Accounts receivable from foreign entities as of September 30, 2012 and March 31, 2012 were $9,295 and $16,198, respectively.

NOTE 7 - SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Electronics	Total
Three months ended September 30, 2012
Revenue from external customers	$258,974	$125,699	$384,673
Segment operating income (loss)	$34,879	$(123,832)	$(88,953)

Three months ended September 30, 2011
Revenue from external customers	$252,232	$220,457	$472,689
Segment operating income (loss)	$28,848	$2,233	$31,081

Six months ended September 30, 2012
Revenue from external customers	$548,938	$352,974	$901,912
Segment operating income (loss)	$100,065	$(202,399)	$(102,334)

Six months ended September 30, 2011
Revenue from external customers	$545,236	$346,515	$891,751
Segment operating income (loss)	$53,549	$(73,490)	$(19,941)

Total assets at September 30, 2012	$777,374	$418,134	$1,195,508

Total assets at March 31, 2012	$540,349	$796,101	$1,336,450

NOTE 8 - RELATED PARTY TRANSACTIONS

ADVANCES TO RELATED PARTIES

As of September 30, 2012 and March 31, 2012, ADM was owed $0 from advances made to an officer. No advances have been made since 2000. The previous balance, now paid in full, had an interest rate of 3% per year. Total accrued interest at September 30, 2012 and March 31, 2012 was $22,480 and $22,480, respectively.

NOTE 9 - NOTE PAYABLE, BANK

On August 21, 2008, the Company entered into a note payable with a commercial bank in the amount of $200,000.  This note bears interest at a rate of 2% above the interest rate for the Company’s savings account at this bank and is secured by cash on deposit with the institution, which is classified as restricted cash.  Amounts outstanding under the note are payable on demand, and interest is payable monthly.  The principal balance of the note at September 30, 2012 and March 31, 2012 was $153,090 and $160,000, respectively.

NOTE 10 - NOTE PAYABLE – OTHER

On July 17, 2009 we purchased the assets of Antistatic Industries of Delaware, Inc. in exchange for cash and a note payable, bearing imputed interest rate of 3.5% per annum. The monthly interest and principal payments were $1,450 and as of September 30, 2012, the note has been fully paid.

NOTE 11 – CUSTOMER DEPOSIT

In July 2011 a customer made a cash deposit of $179,450 in conjunction with an order for 200 units of the Flo-Med device. For the period ended September 30, 2012, $21,023 was recognized as revenue.

NOTE 12 - COMMITMENTS

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
• we were paid at the rate of $26,000 per month by IHS for these services; in June 2010, it was agreed that IHS would pay approximately $11,000 for June 2010 and approximately $5,000 per month thereafter for reduced services performed by ADM. In May 2011, IHS agreed to pay ADM approximately $16,800 per month for increased services, which decreased to approximately $6,000 in August 2012.  Pursuant to this agreement, revenues from engineering services to IHS for the six months ended September 30, 2012 and 2011 were $82,338 and $117,671, respectively.

For the three months ended September 30, 2012 and 2011, revenue was $30,304 and $65,210, respectively.

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

Pursuant to the manufacturing agreement, sales of finished goods to IHS for the six months ended September 30, 2012 and 2011 were $91,246 and $43,421, respectively. Sales were $25,362 and $24,645 for the three months ended September 30, 2012 and 2011, respectively.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AS COMPARED TO SEPTEMBER 30, 2011

REVENUES

Revenues were $384,673 for the three months ended September 30, 2012 as compared to $472,689 for the three months ended September 30, 2011, a decrease of $88,016, or 19%.  The decrease resulted from a decrease in sales to customers in our electronics division in the amount of $94,758 and an increase in sales of $6,060 in our Antistatic division coupled with an increase in sales in our chemical division in the amount of $682 and a decrease in sales in our electronics subsidiary, Action, in the amount of $21,472. Sales in our Sonotron division also decreased $12,581.

Gross profit was $205,555, or 53%, for the three months ended September 30, 2012 and $281,437, or 60% for the three months ended September 30, 2011.  Gross profit percentages increased in our chemical division 2% mainly due to the increase in sales and gross profit percentages and in our Antistatic division gross profit percentage decreased 10%, due to an overall increase in cost of materials, while labor cost percentages increased marginally. Gross profit percentages decreased 6% in our electronics division due to a reduction of sales of our Flo-Med product in the quarter ended September 20, 2012 coupled with increases in material and labor costs of 10% as a percentage of sales.

We are highly dependent upon certain customers to generate our revenues. During the three month period ended September 30, 2012, three customers accounted for 40% of our revenue. During the three month period ended September 30, 2011, two customers accounted for 39% of our revenue.  The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results.

OPERATING PROFIT / LOSS

Loss from operations for the three months ended September 30, 2012 was $88,953 compared to a profit from operations for the three months ended September 30, 2011 of $31,081. Selling, general and administrative expenses increased by $49,686, or 22%, from $230,966 to $280,652. We had increased accounting costs in the amount of $18,846, increased health insurance costs in the amount of $8,280 and increased engineering and regulatory expense in the amount of $48,656. Cost of sales decreased by $12,134, or 6% from $191,252 to $179,118, due to a decrease in direct material purchases of $33,475 offset by an increase in labor costs of $18,123.

NET LOSS AND NET LOSS PER SHARE

Net loss for the three months ended September 30, 2012 was $89,555, or $0.00 per share, compared to a net income for the three months ended September 30, 2011 of $31,646, or $0.00 per share. Interest income decreased $297 to $1,302 in the three months ended September 30, 2012, from $1,599 in the three months ended September 30, 2011, due to decreased funds invested in a money market account, offset by an increase in accrued interest receivable on a convertible note issued to Wellington.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2012 AS COMPARED TO SEPTEMBER 30, 2011

REVENUES

Revenues were $901,912 for the six months ended September 30, 2012 as compared to $891,751 for the three months ended September 30, 2011, an increase of $10,161 or 1%.  The increase resulted from a increase in sales to customers in our electronics division in the amount of $6,459 and an increase in sales of $22,491 in our Antistatic division offset by an decrease in sales in our chemical division in the amount of $18,789.

Gross profit was $548,119, or 61%, for the six months ended September 30, 2012 and $486,288, or 55% for the six months ended September 30, 2011.  Gross profit percentages increased in our chemical division 8% mainly due to the increase in sales and gross profit percentages and in our Antistatic division gross profit percentage increased 3%, due to an overall increase in cost of materials, while labor cost percentages increased marginally. Gross profit percentages increased 6% in our electronics division due the sale of our Flo-Med product during the period ended September 20, 2012.

We are highly dependent upon certain customers to generate our revenues. During the six month period ended September 30, 2012, one customers accounted for 19% of our revenue. During the six month period ended September 30, 2011, two customers accounted for 29% of our revenue.  The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results

OPERATING LOSS

Loss from operations for the six months ended September 30, 2012 was $102,334 compared to a loss from operations for the six months ended September 30, 2011 of $19,941. Selling, general and administrative expenses increased by $153,295, or 33%, from $466,768 to $620,063. We had increased insurance costs in the amount of $14,287, increased commission and royalty costs of $44,980 and increased advertising expense in the amount of $11,781. Cost of sales decreased by $51,670, or 13% from $405,463 to $353,793, due to a decrease in direct material purchases of $72,566 offset by an increase in labor costs of $14,669.

NET LOSS AND NET LOSS PER SHARE

Net loss for the six months ended September 30, 2012 was $103,382, or $0.00 per share, compared to a net loss for the six months ended September 30, 2011 of $18,799, or $0.00 per share. Interest income decreased $495 to $2,745 in the six months ended September 30, 2012, from $3,240 in the six months ended September 30, 2011, due to decreased funds invested in a money market account, offset by an increase in accrued interest receivable on a convertible note issued to Wellington.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2012, we had cash and cash equivalents of $241,411 as compared to $299,156 at March 31, 2012. The $57,745 decrease was primarily the result of cash used in operations during the three month period in the amount of $59,408, cash provided by investing activities of $7,673 and cash used in financing activities in the amount of $6,010. Our cash will continue to be used for increased marketing costs, and the related administrative expenses, in order to attempt to increase our revenue.  We expect to have enough cash to fund operations for the next twelve months. Our note payable of $153,090 at September 30, 2012, is secured and collateralized by restricted cash of $231,782. This note bears an interest rate of 2% above the rate of the savings account. The interest rate at September 30, 2012 was 2.20% and is payable upon demand.

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

Based on current expectations, we believe that our existing cash of $241,411 as of September 30, 2012 and our net cash provided by operating activities and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash used by operating activities was $59,408 for the six months ended September 30, 2012, as compared to net cash provided by operating activities of $26,318 for the six months ended September 30, 2011.  The use of cash during the six months ended September 30, 2012 was primarily due to net loss of $103,382 and an decrease in operating liabilities of $26,134, and an decrease in net operating assets of $60,097.

Net cash provided by operating activities was $26,318 for the six months ended September 30, 2011. The increase of cash during the six months ended September 30, 2011 was primarily due to net loss of $18,799, an increase in accounts receivable of $108,792 and an increase in prepaid expenses of $37,010 offset with an increase in accrued expenses of $63,459 and a deposit payable from a customer in the amount of $179,450.

INVESTING ACTIVITIES

For the six months ended September 30, 2012, net cash provided by investing activities was $7,673 mainly due to the collection against our secured convertible note.

Net cash used in investing activities was $4,127 for the six months ended September 30, 2011, mainly as a result of the purchase of patents during the period.

FINANCING ACTIVITIES

For the six months ended September 30, 2012, net cash used for financing activities was $6,010, which was used for repayment on a note from a commercial bank to facilitate our acquisition of Action.

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

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15.  Based on that evaluation as of September 30, 2012, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, as of the date of their evaluation, to ensure that the information required to be disclosed by us in the reports that we file or submit, under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

(a) Exhibit No.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS XBRL Instance Document

101.SCH XBRL Taxonomy Extension Schema Document

101.CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF XBRL Taxonomy Extension Definition Linkbase Document

101.LAB XBRL Taxonomy Extension Label Linkbase Document

101.PRE XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADM TRONICS UNLIMITED, INC.
 (Registrant)

	By:	/s/ Andre' DiMino
Andre' DiMino, Chief Executive
Officer and Chief Financial Officer

Dated: Northvale, New Jersey
November 19, 2012