Form 10-Q
period 2012-12-31
ADM TRONICS UNLIMITED INC/DE
filed 2013-02-19
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

56,939,537 shares of Common Stock, $.0005 par value, as of February 19, 2013.

ADM TRONICS UNLIMITED, INC., AND SUBSIDIARIES

INDEX
		Page Number
Part I - Financial Information

Item 1.	Condended Consolidated Financial Statements:

	Condensed Consolidated Balance Sheet - December 31, 2012 (unaudited) and March 31, 2012	3

	Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2012 and 2011 (unaudited)	4

	Condensed Consolidated Statements of Cash Flow for the nine months ended December 31, 2012 and 2011 (unaudited)	5

	Notes to the Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	15

Part II - Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Other Information	15

Item 5.	Exhibits	15

PART I. FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2012 (Unaudited)	March 31, 2012
ASSETS

Current assets:
Cash and cash equivalents	$214,300	$299,156
Accounts receivable, net of allowance for doubtful accounts of $500 and $329, respectively	156,451	285,159
Inventories	280,752	260,632
Prepaid expenses and other current assets	14,114	26,157
Restricted cash	231,782	231,455

Total current assets	897,399	1,102,559

Property and equipment, net of accumulated depreciation of $61,264 and $53,574, respectively	16,052	23,742

Inventories - long-term portion	73,319	42,743
Secured convertible note receivable	57,664	62,351
Advances to related parties	22,480	22,480
Intangible assets, net of accumulated amortization of $110,888 and $101,682, respectively	57,260	66,466
Other assets	16,109	16,109
Total other assets	242,884	233,891

Total assets	$1,140,283	$1,336,450

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Note payable - bank	$150,990	$160,000
Accounts payable	213,070	148,832
Customer deposit	-	21,023
Accrued expenses and other current liabilities	401,620	385,935
Total current liabilities	765,680	715,790

Total liabilities	765,680	715,790

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $.0005 par value; 150,000,000 shares authorized, 56,939,537 shares issued and outstanding at December 31, 2012 and March 31, 2012	28,470	28,470
Additional paid-in capital	32,223,097	32,173,097
Accumulated deficit	(31,876,964)	(31,580,907)
Total stockholders' equity	374,603	620,660

Total liabilities and stockholders' equity	$1,140,283	$1,336,450

The accompanying notes are an integral part of these
condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED
(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011

Net revenues	$306,522	$452,943	$1,208,434	$1,344,694

Cost of sales	148,090	193,553	501,883	599,016

Gross Profit	158,432	259,390	706,551	745,678

Operating expenses:
Research and development	6,999	8,630	25,273	26,630
Selling, general and administrative	338,510	273,329	958,573	740,098
Depreciation and amortization	4,780	11,185	16,896	32,645

Total operating expenses	350,289	293,144	1,000,742	799,373

Loss from operations	(191,857)	(33,754)	(294,191)	(53,695)

Other income (expense):
Interest income	1,038	1,484	3,783	4,724
Interest expense	(1,856)	(1,336)	(5,649)	(3,434)
Total other income (expense)	(818)	148	(1,866)	1,290

Net Loss	$(192,675)	$(33,606)	$(296,057)	$(52,405)

Basic and diluted (loss) per common share:	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares of common stock outstanding - basic and diluted	56,939,537	53,939,537	56,939,537	53,939,537

The accompanying notes are an integral part of these
consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED  DECEMBER 31, 2012 AND 2011
(Unaudited)

	2012	2011
Cash flows from operating activities:
Net loss	$(296,057)	$(52,405)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,896	32,645
Stock based compensation	50,000	-
Interest receivable	(3,313)	(3,767)
Bad debt expense	171	-
Increase (decrease) in cash flows as a result of changes in assets and liabilities balances:
Accounts receivable	128,537	(57,929)
Inventory	(50,696)	(131,833)
Prepaid expenses and other current assets	8,948	(39,212)
Accounts payable	67,333	21,593
Customer deposit	(21,023)	108,751
Accrued expenses and other current liabilities	15,685	112,921
Net cash used in operating activities	(83,519)	(9,236)

Cash flows from investing activities:
Repayment from related party	-	2,936
Payment for equipment costs	-	(2,296)
Collections from secured convertible note	8,000	-
Payment for patents and trademark costs	-	(3,584)
Restricted cash	(327)	(720)
Net cash provided by (used in) investing activities	7,673	(3,664)

Cash flows from financing activities:
Repayments on note payable - Bank	(9,010)	(9,000)
Repayments on note payable - Other	-	(13,900)

Net cash used in financing activities	(9,010)	(22,900)

Net decrease in cash	(84,856)	(35,800)

Cash and cash equivalents beginning of period	299,156	155,149

Cash and cash equivalents at end of period	$214,300	$119,349

Cash paid for:
Interest	$2,115	$3,056

Supplemental disclosures of non-cash investing and financing activities:
Accrued interest on note receivable	$3,313	$3,767
Increase in prepaid insurance and accounts payable	$3,095	$8,466

The accompanying notes are an integral part of these
condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(Unaudited)

NOTE 1 - ORGANIZATIONAL MATTERS

ADM Tronics Unlimited, Inc. ("we", "us", the “Company" or "ADM"), was incorporated under the laws of the state of Delaware on November 24, 1969.  We are authorized under our Certificate of Incorporation to issue 150,000,000 common shares, with $.0005 par value, and 5,000,000 preferred shares with $.01 par value.

The accompanying condensed consolidated financial statements as of December 31, 2012 (unaudited) and March 31, 2012 and for the three and nine month periods ended December 31, 2012 and 2011 (unaudited) have been prepared by ADM pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods.  Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and explanatory notes for the year ended March 31, 2012 as disclosed in our annual report on Form 10-K for that year .  The results of the three and nine months ended December 31, 2012 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending March 31, 2013.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION

The unaudited condensed consolidated financial statements include the accounts of ADM Tronics Unlimited, Inc. and its wholly owned subsidiaries, Action Industries Unlimited LLC (AIU), Sonotron Medical Systems, Inc. (SMS) and Pegasus Laboratories, Inc. (PLI).  All significant intercompany balances and transactions have been eliminated in consolidation.

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

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser.  Shipping and handling charges and costs have been de minimis. We offer a limited 90 day warranty on our electronics products and a limited 5 year warranty on our electronic controllers for spas and hot tubs. Historically, the amount of warranty revenue included in the sales of our electronic products has been de minimis. We have no other post shipment obligations and sales returns have been de minimis. Based on prior experience, no amounts have been accrued for potential warranty costs and such costs were less than $500, for the three and nine months ended December 31, 2012 and 2011.

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

NET LOSS PER SHARE

The Company computes basic loss per share by dividing the Company's net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted loss per share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss for all periods presented, the impact of the assumed exercise of the stock options is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the three and nine month periods ended December 31, 2012 and 2011, there were no common stock equivalent shares.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any other recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

NOTE 3 - INVENTORY

Inventory at December 31, 2012 (unaudited) consisted of the following:

	Current	Long Term	Total
Raw materials	$223,658	$68,408	$292,066
Finished Goods	57,094	4,911	62,005
	$280,752	$73,319	$354,071

Inventory at March 31, 2012 consisted of the following:

	Current	Long Term	Total
Raw materials	$204,367	$38,555	$242,922
Finished Goods	56,265	4,188	60,453
	$260,632	$42,743	$303,375

The Company values its inventories at the first in, first out ("FIFO") method at the lower of cost or market.

NOTE 4 – SECURED CONVERTIBLE NOTE RECEIVABLE

On June 4, 2009, the Company invested a total of $50,000, with $10,000 provided in cash, and $40,000 in services to Wellington Scientific, LLC ("Wellington"). Wellington, which has rights to an electronic uroflowmetry diagnostic medical device technology, issued a convertible note to the Company for a principal amount of $50,000 with an interest rate of 10% due at various dates through July 15, 2012.  The total of the note receivable and accrued interest at December 31, 2012 and March 31, 2012 was $57,664 and $62,351, respectively. At the option of the Company, the Note is convertible in whole or in part, into equity of Wellington.

The conversion price, and the resulting equity ownership percentage in Wellington, is determined by dividing the cash value of principal and accrued interest by $2,000,000.

In August 2012, the Company filed a civil suit in the Superior Court of New Jersey against defendants Wellington Scientific LLC (“Wellington”) and Peter F. Lordi, demanding payment of the convertible note receivable from Wellington in the amount of $50,000 (plus accrued interest). The Company is suing for breach of contract, fraud in the inducement, and other claims. Since this civil suit is in the early stages of litigation, its ultimate outcome cannot be predicted with certainty at this time.

As of February 19, 2013, the loan has not yet been repaid.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets are being amortized using the straight line method over periods ranging from 3-15 years with a weighted average remaining life of approximately 7.4 years.

	December 31, 2012				March 31, 2012
	Cost	Weighted Average Amortization Period (years)	Accumulated Amortization	Net Carrying Amount	Cost	Weighted Average Amortization Period (years)	Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$82,702	15	$(63,916)	$18,786	$82,702	15	$(62,464)	$20,238
Formulas	25,446	15	(6,020)	19,426	25,446	15	(4,595)	20,851
Non-Compete Agreement	50,000	7	(30,952)	19,048	50,000	7	(25,595)	24,405
Customer List	10,000	3	(10,000)	-	10,000	3	(9,028)	972
	$168,148		$(110,888)	$57,260	$168,148		$(101,682)	$66,466

Amortization expense was $9,206 and $21,548 for the nine months ended December 31, 2012 and 2011, respectively.

Estimated aggregate future amortization expense related to intangible assets is as follows:

2013	$2,512
2014	10,650
2015	10,601
2016	5,890
2017	2,914
Thereafter	24,693
$57,260

NOTE 6 - CONCENTRATIONS

During the three month period ended December 31, 2012, three customers accounted for 41% of our revenue. As of December 31, 2012, three customers represented approximately 55% of our accounts receivable.

During the three month period ended December 31, 2011, three customers accounted for 65% of our revenue. As of December 31, 2011, two customers represented approximately 85% of our accounts receivable.

During the nine month period ended December 31, 2012, three customer accounted for 39% of our revenue. During the nine month period ended December 31, 2011, two customers accounted for 36% of our revenue.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Revenues from foreign customers represented $56,008 of net revenue or 18.3% for the three months ended December 31, 2012 and $151,622 of net revenue or 12.5% for the nine months ended December 31, 2012.

Revenues from foreign customers represented $30,741 of net revenue or 6.8% for the three months ended December 31, 2011 and $153,539 of net revenue or 11.4% of net revenue for the nine months ended December 31, 2011.

Accounts receivable from foreign entities as of December 31, 2012 and March 31, 2012 were $24,232 and $16,198, respectively.

NOTE 7 - SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Electronics	Total
Three months ended December 31, 2012
Revenue from external customers	$266,061	$40,461	$306,522
Segment operating income (loss)	$5,716	$(197,573)	$(191,857)

Three months ended December 31, 2011
Revenue from external customers	$175,127	$277,816	$452,943
Segment operating income (loss)	$24,381	$(58,135)	$(33,754)

Nine months ended December 31, 2012
Revenue from external customers	$814,999	$393,435	$1,208,434
Segment operating income (loss)	$105,780	$(399,971)	$(294,191)

Nine months ended December 31, 2011
Revenue from external customers	$720,363	$624,331	$1,344,694
Segment operating income (loss)	$77,930	$(131,625)	$(53,695)

Total assets at December 31, 2012	$737,687	$402,596	$1,140,283

Total assets at March 31, 2012	$540,349	$796,101	$1,336,450

NOTE 8 - RELATED PARTY TRANSACTIONS

ADVANCES TO RELATED PARTIES

As of December 31, 2012 and March 31, 2012, ADM was owed $0 from advances made to an officer. No advances have been made since 2000. The previous balance, now paid in full, had an interest rate of 3% per year. Total accrued interest at December 31, 2012 and March 31, 2012 was $22,480 and $22,480, respectively.

NOTE 9 – NOTE PAYABLE, BANK

On August 21, 2008, the Company entered into a note payable with a commercial bank in the amount of $200,000.  This note bears interest at a rate of 2% above the interest rate for the Company’s savings account at this bank and is secured by cash on deposit with the institution, which is classified as restricted cash.  Amounts outstanding under the note are payable on demand, and interest is payable monthly.  The principal balance of the note at December 31, 2012 and March 31, 2012 was $150,990 and $160,000, respectively.

NOTE 10 – NOTE PAYABLE – OTHER

On July 17, 2009 we purchased the assets of Antistatic Industries of Delaware, Inc. in exchange for cash and a note payable, bearing imputed interest rate of 3.5% per annum. The monthly interest and principal payments were $1,450 and as of December 31, 2012, the note has been fully paid.

NOTE 11 – CUSTOMER DEPOSIT

In July 2011 a customer made a cash deposit of $179,450 in conjunction with an order for 200 units of the Flo-Med device. For the nine months ended December 31, 2012, the balance of the deposit totaling $21,023 was recognized as revenue.

NOTE 12 – STOCK OPTIONS

On December 20, 2012, 5,000,000 options were granted to Andre DiMino vesting immediately. The exercise price is $0.005 per share and the expiration date is December 20, 2017. The compensation cost recognized as of December 31, 2012 was $50,000.

A summary of the Company’s stock options activity is as follows:

	Shares	Weighted Average Exercise Price

Outstanding - April 1, 2012	-	$-
Granted	5,000,000	0.005
Exercised	-	-

Cancelled, Forfeited, or Expired	-	-

Outstanding - December 31, 2012	5,000,000	$0.005

Exercisable - December 31, 2012	5,000,000	$0.005

The following is a summary of stock options outstanding at December 31, 2012:
Exercise Price	Number Outstanding	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number Exercisable

$0.005	5,000,000	4.97	$0.005	5,000,000

The fair value of the options were determined by using the Black Scholes method at the date of grant of the options based on the following assumptions ranges: (1) risk free interest rate of 0.77%  (2) dividend yield of 0%; (3) volatility factor of 430%; and (4) an expected life of the options of 2.5 years.

The weighted average fair value options granted was $0.005 per share during 2012.  There was $0 of total unrecognized compensation cost related to share-based compensation arrangements as of December 31, 2012.

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
• we were paid at the rate of $26,000 per month by IHS for these services; in June 2010, it was agreed that IHS would pay approximately $11,000 for June 2010 and approximately $5,000 per month thereafter for reduced services performed by ADM. In May 2011, IHS agreed to pay ADM approximately $16,800 per month for increased services, which decreased to approximately $6,000 in August 2012.  Pursuant to this agreement, revenues from engineering services to IHS for the nine months ended December 31, 2012 and 2011 were $124,530 and $156,857, respectively.

For the three months ended December 31, 2012 and 2011, revenue was $19,439 and $52,116, respectively.

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

Pursuant to the manufacturing agreement, sales of finished goods to IHS for the nine months ended December 31, 2012 and 2011 were $90,768 and $108,613, respectively. Sales were $22,275 and $65,191 for the three months ended December 31, 2012 and 2011, respectively.

NOTE 14 – SUBSEQUENT EVENTS

On January 25, 2013 the Company entered into an agreement with a consultant to provide advice and consulting service regarding business strategies, strategic relationships, acquisitions and other areas mutually determined until December 31, 2014.  In consideration, the consultant purchased 3,000,000 shares of common stock at par value resulting in cash receipts of $1,500 to the Company.

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

BUSINESS OVERVIEW

ADM is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. During the years ended March 31, 2012 and 2011, our operations were conducted through ADM itself and its subsidiaries, Pegasus Laboratories, Inc. (PLI) and Sonotron Medical Systems, Inc. (SMS and  Action Industries Unlimited LLC (“AIU”). In addition, the Company owns a minority interest in Montvale Technologies Inc, (formerly known as Ivivi Technologies Inc.) (“ITI”), which until October 18, 2006 was operated as a subsidiary of the Company. ITI was deconsolidated as of October 18, 2006 upon the consummation of ITI’s initial public offering. Our investment in ITI from October 18, 2006 through March 31, 2008 was reported under the equity method of accounting. Since April 1, 2008 we reported our investment in ITI at fair value. As reported by ITI, on February 12, 2010 all of ITI’s assets were acquired by IHS, an unaffiliated entity controlled by ITI’s former Chairman of the Board. Concurrent with such asset sale, the Company entered into agreements with IHS for services related to engineering and regulatory matters, and the previous manufacturing agreement with ITI was assigned to IHS.

In 2009, we invested in Wellington Scientific, LLC (“Wellington”) which has rights to an electronic uroflowmetry diagnostic medical device technology. During the year ended March 31, 2012, we completed development of a new version of the device (Flo-Med device) for compliance with FDA and international standards and created the required documentation for distribution of this product in the US. In July, 2011 an order was received from a distributor for approximately $740,000 including a 25% cash deposit for the purchase of the Flo-Med device and related disposables. Production of the Flo-Med device and disposables continued during the period and the complete order was fulfilled during the quarter ended June 30, 2012.

We are a technology-based developer and manufacturer of diversified lines of products in the following four areas: (1) environmentally safe chemical products for industrial use, (2) electronic products for numerous industries, including therapeutic non-invasive electronic medical devices and electronic controllers for spas and hot tubs, (3) cosmetic and topical dermatological products and (4) Antistatic paint and coatings products. We have historically derived most of our revenues from the development, manufacture and sale of chemical products, and, to a lesser extent, from our electronics and topical dermatological products. Our Electronics segment includes our AIU and SMS subsidiaries, and our Chemical segment includes our PLI subsidiary.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2012 AS COMPARED TO DECEMBER 31, 2011

REVENUES

Revenues were $306,522 for the three months ended December 31, 2012 as compared to $452,943 for the three months ended December 31, 2011, a decrease of $146,421, or 32%.  The decrease resulted from a decrease in sales to customers in our electronics division in the amount of $226,978 coupled with an increase in sales in our chemical division in the amount of $90,934 and an increase in sales in our electronics subsidiary, Action, in the amount of $693 and a decrease in sales in our Sonotron division of $11,070.

Gross profit was $158.432, or 51.7%, for the three months ended December 31, 2012 and $259,390, or 57.3% for the three months ended December 31, 2011.  Gross profit percentage decreased in our chemical division 31% though sales and gross profit increased $90,957 and $10,628 respectively. Gross profit percentages in our Antistatic division decreased 20% due to an overall increase in cost of materials, while labor cost percentages increased marginally. Gross profit percentages decreased 62% in our electronics division due to a reduction of sales of our Flo-Med product coupled with increases in material and labor costs of 17%.

We are highly dependent upon certain customers to generate our revenues. During the three month period ended December 31, 2012, three customers accounted for 41% of our revenue. During the three month period ended December 31, 2011, three customers accounted for 65% of our revenue.  The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results.

OPERATING PROFIT / LOSS

Loss from operations for the three months ended December 31, 2012 was $191,857 compared to a loss from operations for the three months ended December 31, 2011 of $33,754. Selling, general and administrative expenses increased by $65,181, or 24%, from $273,329 to $338,510 mainly due to a stock payment of $50,000 to Andre DiMino, our President and Chief Executive Officer and an increase of $63, 801 in regulatory engineering costs. Cost of sales decreased by $45,463, or 23% from $193,553 to $148,090, due to a decrease in direct material purchases of $49,645 offset by an increase in labor costs of $7,744.

NET LOSS AND NET LOSS PER SHARE

Net loss for the three months ended December 31, 2012 was $192,674, or $0.00 per share, compared to a net loss for the three months ended December 31, 2011 of $33,606, or $0.00 per share. Interest income decreased $446 to $1,038 in the three months ended December 31, 2012, from $1,484 in the three months ended December 31, 2011, due to decreased funds invested in a money market account, offset by an increase in accrued interest receivable on a convertible note issued to Wellington.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2012 AS COMPARED TO DECEMBER 31, 2011

REVENUES

Revenues were $1,208,434 for the nine months ended December 31, 2012 as compared to $1,344,694 for the nine months ended December 31, 2011, a decrease of $136,260 or 10%.  The decrease resulted from an increase in sales to customers in our antistatic and chemical divisions of $22,438 and $72,198 respectively offset by a decrease in sales in our electronics division of $125,699 and a decreases in our Action and Sonotron subsidiaries of $59,422 and $45,775, respectively

Gross profit was $706,551, or 58%, for the nine months ended December 31, 2012 and $745,678, or 55% for the nine months ended December 31, 2011.  Gross profit percentages decreased in our chemical division and antistatic divisions 1% and 4% respectively. Gross profit percentage increased 6% in our electronics division due the sale of our Flo-Med product during the period ended December 31, 2012.

We are highly dependent upon certain customers to generate our revenues. During the nine month period ended December 31, 2012, three customers accounted for 39% of our revenue. During the nine month period ended December 31, 2011, two customers accounted for 36% of our revenue.  The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results.

OPERATING LOSS

Loss from operations for the nine months ended December 31, 2012 was $294,192 compared to a loss from operations for the nine months ended December 31, 2011 of $53,695. Selling, general and administrative expenses increased by $218,475 or 30%, from $740,098 to $958,573 mainly due to compensation expense of $50,000 for stock options granted to Andre DiMino, our President and Chief Executive Officer, an increase of $145,186 in regulatory engineering costs and an increase in royalties of $23,240. Cost of sales decreased by $97,133 or 16% from $599,016 to $501,883, due to a decrease in direct material purchases of $121,259 offset by an increase in labor costs of $21,110.

NET LOSS AND NET LOSS PER SHARE

Net loss for the nine months ended December 31, 2012 was $296,057, or $(0.01) per share, compared to a net loss for the nine months ended December 31, 2011 of $52,405, or $(0.00) per share. Interest income decreased $941 to $3,783 in the nine months ended December 31, 2012, from $4,724 in the nine months ended December 31, 2011, due to decreased funds invested in a money market account, offset by an increase in accrued interest receivable on a convertible note issued to Wellington.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2012, we had cash and cash equivalents of $214,300 as compared to $299,156 at March 31, 2012. The $84,856 decrease was primarily the result of cash used in operations during the nine month period in the amount of $83,519, cash provided by investing activities of $7,673 and cash used in financing activities in the amount of $9,010. Our cash will continue to be used for increased marketing costs, and the related administrative expenses, in order to attempt to increase our revenue.  We expect to have enough cash to fund operations for the next twelve months. Our note payable of $150,990 at December 31, 2012, is secured and collateralized by restricted cash of $231,782. This note bears an interest rate of 2% above the rate of the savings account. The interest rate at December 31, 2012 was 2.20% and is payable upon demand.

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

Based on current expectations, we believe that our existing cash of $214,300 as of December 31, 2012 and our net cash provided by operating activities and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash used by operating activities was $83,519 for the nine months ended December 31, 2012, as compared to net cash used by operating activities of $9,236 for the nine months ended December 31, 2011.  The use of cash during the nine months ended December 31, 2012 was primarily due to net loss of $296,057 and an increase in operating liabilities of $61,995, and an decrease in net operating assets of $86,789.

Net cash used by operating activities was $9,236 for the nine months ended December 31, 2011. The reduction of $364,935 of cash used during the nine months ended December 31, 2011 was primarily due to net loss reduction of $331,619, an increase in accounts receivable of $57,929 and an increase in prepaid expenses of $39,212 offset with an increase in accrued expenses of $112,921 and a deposit payable from a customer in the amount of $108,751.

INVESTING ACTIVITIES

For the nine months ended December 31, 2012, net cash provided by investing activities was $7,673 mainly due to the collection against our secured convertible note.

Net cash used in investing activities was $3,664 for the nine months ended December 31, 2011, mainly as a result of the payments for patents and trademarks and equipment during the period.

FINANCING ACTIVITIES

For the nine months ended December 31, 2012, net cash used for financing activities was $9,010, which was used for repayment on a note from a commercial bank to facilitate our acquisition of AIU.

For the nine months ended December 31, 2011, net cash used for financing activities was $22,900, of which $9,000 was used for repayment on a note from a commercial bank to facilitate our acquisition of AIU and $13,900 was used for repayment of notes payable – other.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Ru1e 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended December 31,2012, there were no changes in the Company's internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In August 2012, the Company filed a civil suit in the Superior Court of New Jersey against defendants Wellington Scientific LLC (“Wellington”) and Peter F. Lordi, demanding payment of the convertible note receivable from Wellington in the amount of $50,000 (plus accrued interest). The Company is suing for breach of contract, fraud in the inducement, and other claims. Since this civil suit is in the early stages of litigation, its ultimate outcome cannot be predicted with certainty at this time.

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
 February 19, 2013