Form 10-K
period 2013-03-31
ADM TRONICS UNLIMITED INC/DE
filed 2013-07-15
CIK 849401

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter was $755,403.

The number of shares of the Common Stock outstanding as of July 12, 2013 was 59,939,537.

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

PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

The Company is a technology-based developer and manufacturer of diversified lines of products and derives revenue from the production and sale of environmentally safe chemical products for industrial, medical and cosmetic uses; electronics for non-invasive medical and other applications; and, research, development, regulatory and engineering services.

The Company is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. Our operations are conducted through ADM Tronics Unlimited, Inc. ("ADM") and its subsidiaries, Pegasus Laboratories, Inc. ("Pegasus"), Sonotron Medical Systems, Inc. ("SMI") and Action Industries Unlimited LLC (“Action”). As of July 14, 2011, ADM owned approximately 100%, 94% and 100% of the outstanding capital stock of Pegasus, SMI and Action, respectively. On April 1, 2012 Pegasus ceased operations and its assets were transferred to the Company. On April 1, 2013 Action ceased operations and its assets were transferred to the Company. In addition, the Company owns a minority interest in Montvale Technologies, Inc, (formerly known as Ivivi Technologies, Inc.) (“ITI”), which until October 18, 2006 was operated as a subsidiary of the Company. ITI was deconsolidated as of October 18, 2006 upon the consummation of ITI’s initial public offering, as we no longer owned a majority of the outstanding common stock of ITI and do not control ITI’s operations, but can exert significant influence based on the percentage of ITI’s stock owned by us. As a result, our investment in ITI from October 18, 2006 through March 31, 2008 was reported under the equity method of accounting. Since April 1, 2008, we report our investment in ITI at fair value. We owned approximately 28.9% of the outstanding capital stock of ITI. On February 12, 2010 substantially all of the assets of ITI were sold to Ivivi Health Sciences, LLC (“IHS”) an unaffiliated entity controlled by ITI’s former Chairman of the Board. Concurrent with such asset sale, the Company entered into agreements with IHS for services related to engineering and regulatory matters, and the previous manufacturing agreement with ITI was assigned to IHS.

COMPANY PRODUCTS AND SERVICES

ENVIRONMENTALLY SAFE CHEMICAL PRODUCTS FOR INDUSTRIAL, COSMETIC AND TOPICAL USES

INDUSTRIAL

We develop, manufacture and sell chemical products to industrial users. Such products consist primarily of the following:

●	Water-based primers and adhesives;
●	Water-based coatings and resins;
●	Water-based chemical additives; and
●	Anti-static conductive paints, coating and other products.

Water-based primers and adhesives are chemical compounds used to bind different plastic films, metal foils and papers. Examples are the binding of polyethylene to polyester, nylon, vinyl, aluminum, polypropylene, paper and cellophane. Our water-based primers and adhesives are similar in function to solvent-based primers that are widely used to bind plastic films, papers and foils. Solvent-based systems have come under criticism since they have been found to be highly pollutant, dangerous to health and generally caustic in nature. Based upon our experience since 1969, including information furnished to us by certain of our customers, we believe that water-based systems have no known polluting effects and pose no known health hazards. There can, of course, be no assurance that any governmental restrictions will not be imposed on our water-based products or that such products will be accepted as replacements for solvent based products.

Water-based coatings and resins for the printing industry are used to impart properties to the printed substrate. Our coatings and resins can be used to coat printed material for glossy or aesthetic appeal to make such material virtually impervious to certain types of grease and to impart other characteristics required or desired for various products and specifications.

Certain of our water-based chemical additives are used to impart properties to inks and other chemical products used in the food packaging and printing industries. These additives are used for their ability to improve the performance of such products.

On July 17, 2009, we purchased substantially all of the assets of Anti-static Industries of Delaware, Inc., which is now a division of the Company. Antistatic Industries of Delaware, Inc. was a company involved in the research, development and manufacture of water-based and proprietary electrically conductive paints, coatings and other products and accessories. We now develop and manufacture a full-line of anti-static products for commercial and industrial use through a division of our company that we refer to as “Antistatic Industries”. Antistatic Industries develops and distributes proprietary conductive paints, coatings and other products and accessories which can be used by electronics, computer, pharmaceutical and chemical companies to prevent, reduce or eliminate static electricity. Many industries are concerned with static electricity as it can be hazardous to personnel and damage corporate facilities, computers, electronic equipment and valuable parts. Antistatic Industries has a wide range of products including paints, hoses, garments, floor mats, rugs, strapping, tapes, hook-and-loop, adhesive products and many other specialized items, all with conductive properties. Antistatic Industries has also pioneered low volatile organic compound conductive and antistatic paint and coating formulations that can be used as replacements for paints and coatings made from hazardous solvents. Antistatic Industries seeks to continually develop new products through research and development for new and current customers to aid in their quest for maximum protection with less waste and rejects in their manufacturing processes by reducing or eliminating static electricity.

None of our chemical products are protected by patents, although the names of some of such products have been protected by trademarks. We do not believe that any such trademarks are material to our business. As of March 31, 2013, the dollar amount of backlog orders for our chemical products believed by us to be firm was not material.

MEDICAL AND COSMETIC PRODUCTS

The Company has developed several medical and cosmetic topical products. The Company’s proprietary water-based, adhesive and related topical formulations are used for maxillofacial prosthetic medical applications and for professional makeup applications primarily for special makeup effects for film, TV and theatrical productions.

ELECTRONICS FOR NON-INVASIVE MEDICAL AND OTHER APPLICATIONS

CONTRACT MANUFACTURING

The Company derives revenues from contract manufacturing of electronic medical and other devices from its previous affiliate ITI, IHS and other customers. During the years ended March 31, 2013 and 2012, revenues from ITI and IHS contract manufacturing were approximately $144,357 and $175,171, respectively, or 14.1% and 7.6% of total revenues, respectively.

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

ACTION

Prior to ceasing operations on April 1, 2013, Action, our wholly-owned subsidiary, was a manufacturer of electronic controllers for spas and hot tubs. During the fiscal years ended March 31, 2013 and 2012, Action had revenues of $12,208 and $75,964, respectively. As of April 1, 2013 the assets of Action were acquired by the Company and Action ceased operations. The Company now manufactures and sells the electronic controllers for spas and hot tubs.

WELLINGTON

On June 4, 2009 the Company, which has rights to an electronic uroflowmetry diagnostic medical device technology, invested a total of $50,000, with $10,000 provided in cash, and $40,000 in services to Wellington Scientific, LLC (“Wellington”), which has rights to an electronic uroflowmetry diagnostic technology issued a convertible note to the Company for a principal amount of $50,000 with an interest rate of 10% due at various dates through July 15, 2012.  The total of the note receivable and accrued interest at March 31, 2013 and March 31, 2012 was $58,700 and $62,351, respectively. At the option of the Company, the Note is convertible in whole or in part, into equity of Wellington. The conversion price, and the resulting equity ownership percentage in Wellington, is determined by dividing the cash value of principal and accrued interest by $2,000,000.

In August 2012, the Company filed a civil suit in the Superior Court of New Jersey against defendants Wellington and Peter F. Lordi, demanding payment of the convertible note receivable from Wellington in the amount of $50,000 (plus accrued interest). The Company is suing for breach of contract, fraud in the inducement, and other claims. A counterclaim has been filed by the defendants. Since this civil suit is in the early stages of litigation, its ultimate outcome cannot be predicted with certainty at this time.

RESEARCH, DEVELOPMENT, REGULATORY AND ENGINEERING SERVICES

The Company provides research, development, regulatory and engineering services to unaffiliated customers for the design, development and manufacturing of medical devices, electronics and other technologies and products (the “Engineering Services”). The Engineering Services are provided by the Company to customers both on a fee-for-services basis and on a project basis.

CUSTOMERS

During our fiscal years ended March 31, 2013 and 2012, sales of chemical products accounted for approximately 69% and 42% of our net revenues respectively. During our fiscal years ended March 31, 2013 and 2012, sales and manufacturing charges for electronic products and Engineering Services accounted for approximately 31% and 58% respectively of our net revenues.

During the year ended March 31, 2013, three customers accounted for 38% of our revenue. During the year ended March 31, 2012, two customers accounted for 46% of our revenue. As of March 31, 2013, two customers represented 39% of our accounts receivable. As of March 31, 2012, one customer represented 40% of our accounts receivable. The loss of these major customers could have a material impact on our operations and cash flow.

MARKETING AND DISTRIBUTION

A majority of ADM's chemical product sales are distributed to customers directly from ADM's headquarters. Customers place purchase orders with the Company and chemical products are then shipped via common carrier truck delivery on an "FOB shipping point" basis. A portion of the sales are accomplished through distributors who place purchase orders with ADM for certain quantities of its chemical products which are shipped by common carrier to their respective warehouses. These stocking distributors then ship product to the ultimate customer via common carrier from their inventory of ADM's chemical products. Electronics sales are accomplished principally through shipments of products from ADM’s facility via common carrier to distributors. Engineering Services are provided through written agreements with customers both on a fee-for-services basis and a project basis.

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

RESEARCH AND DEVELOPMENT

During our fiscal years ended March 31, 2013 and 2012, research and development expenses with respect to company-sponsored research and development activities were approximately $34,247 and $35,863, respectively, of which $28,721 and $32,561 was incurred in our chemical business. During such fiscal years, we did not expend any funds on customer-sponsored research and development activities with respect thereto.

During our fiscal years ended March 31, 2013 and 2012, other than the regular compensation paid by us to our executive officer and technical personnel, expenses in connection with testing, application, clinical studies and company-sponsored research and development activities and other activities determined in accordance with generally accepted accounting principles in connection with the Sonotron Technology were approximately $0 and $0 respectively. During each of such years no material amounts were spent on customer-sponsored research and development activities relating to the development of new products, services or techniques or the improvement of any of the foregoing.

During our fiscal years ended March 31, 2013 and 2012, we made no material expenditures with respect to company-sponsored research and development activities relating to our medical device business, with the exception of minimal unreimbursed research and development expenses in the amount of $0 and $3,094 for our uroflowmetry device related to our agreement with Wellington in 2013 and 2012 respectively.

COMPETITION

Our chemical and electronics businesses are highly competitive and substantially all of our competitors possess greater experience, financial resources, operating history and marketing capabilities than us. Although we do not believe that there are one or more dominant competitors in such industries, there can be no assurance that we will be able to effectively compete with any or all of our competitors on the basis of price, service or otherwise. Competitors may be better able to withstand a change in conditions within the chemical and electronics products industries and throughout the economy as a whole. In addition, current and anticipated future consolidation among our competitors and customers may cause us to lose market share as well as put downward pressure on pricing. Furthermore, there is a trend in the chemical and electronics industry toward relocation of manufacturing facilities to lower-cost regions such as Asia. Such relocation may permit some of our competitors to lower their costs and improve their competitive position. If we do not compete successfully, our business, operating margins, financial condition, cash flows and profitability could be adversely affected.

Our results of operations depend, in part, on our ability to expand our chemical product offerings. We are committed to remaining a competitive producer and believe that our portfolio of new or re-engineered products is strong. However, we may not be able to develop new products, re-engineer existing products successfully or bring them to market in a timely manner. While we believe that the products, pricing and services we offer customers are competitive, we may not be able to continue to attract and retain customers to which we sell our chemical products.

INSURANCE

The Company may be exposed to potential product liability claims by those who use our products. Therefore, we maintain a general liability insurance policy, which includes aggregate product liability coverage of $3,000,000 for certain of our products. We believe that our present insurance coverage is adequate for the types of products we currently market. There can be no assurance, however, that such insurance will be sufficient to cover potential claims or that the present level of coverage will be available in the future at a reasonable cost.

EMPLOYEES

As of March 31, 2013, we had 11 full-time employees and 2 part-time employees. As of such date, we had one salaried employee in an executive or managerial position.

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

RISKS RELATING TO OUR ELECTRONICS BUSINESS

SMI AND IHS OUTSOURCE THE MANUFACTURING OF THEIR PRODUCTS TO US AND IF OUR OPERATIONS ARE INTERRUPTED OR IF OUR ORDERS EXCEED OUR MANUFACTURING CAPABILITIES, THEY MAY NOT BE ABLE TO DELIVER THEIR PRODUCTS TO CUSTOMERS ON TIME.

Pursuant to individual manufacturing agreements between SMI, IHS and us, we are the exclusive manufacturer of the products of SMI and IHS. We operate a single facility and have limited capacity that may be inadequate if SMI's or IHS’s customers place orders for unexpectedly large quantities of their products, or if our other customers place large orders of products, which could limit our ability to produce the products of SMI or IHS. In addition, if our operations were halted or restricted, even temporarily, or we are unable to fulfill large orders, SMI and IHS could experience business interruption, increased costs, damage to their reputations and loss of their customers. Although SMI and IHS have the right to utilize other manufacturers if we are unable to perform under our agreement, manufacturers of their products need to be licensed with the FDA, and identifying and qualifying a new manufacturer to replace us as the manufacturer of their products could take several months during which time, they would likely lose customers and our revenues could be materially delayed and/or reduced. In addition, our failure to produce such products could result in claims against us. See "Item 1. Business - Manufacturer and Suppliers."

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS FOR THE COMPONENTS AND RAW MATERIALS USED IN OUR PRODUCTS AND THE PRODUCTS MANUFACTURED FOR THIRD PARTIES, INCLUDING SMI AND IHS, AND ANY INTERRUPTION IN THE AVAILABILITY OF THESE COMPONENTS AND RAW MATERIALS COULD REDUCE OUR REVENUE.

We rely on a limited number of suppliers for the components and raw materials used in the products that we manufacture for others, including SMI and IHS. Although there are many suppliers for each of their component parts and raw materials, we are dependent on a single or limited number of suppliers for many of the significant components and raw materials due to our customers’ specifications. This reliance involves a number of significant risks, including:

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

We attempt to protect our trade secrets, including the processes, concepts, ideas and documentation associated with our technologies, through the use of confidentiality agreements and non-competition agreements with our current employees, and with other parties to whom we have divulged such trade secrets. If our employees or other parties breach our confidentiality agreements and non-competition agreements or if these agreements are not sufficient to protect our technology or are found to be unenforceable, our competitors could acquire and use information that we consider to be our trade secrets and we may not be able to compete effectively. Most of our competitors have substantially greater financial, marketing, technical and manufacturing resources than we have and we may not be profitable if our competitors are also able to take advantage of our trade secrets.

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

Medical device manufacturing facilities must maintain records, which are available for FDA inspectors documenting that the appropriate manufacturing procedures were followed. The FDA has authority to conduct inspections of our facility. Labeling and promotional activities are also subject to scrutiny by the FDA and, in certain instances, by the Federal Trade Commission. Any failure by us to take satisfactory corrective action in response to an adverse inspection or to comply with applicable FDA regulations could result in enforcement action against us, including a public warning letter, a shutdown of manufacturing operations, a recall of our products, civil or criminal penalties or other sanctions. From time to time, the FDA may modify such requirements, imposing additional or different requirements which may require us to alter our business methods which could result in increased expenses.

RISKS RELATED TO OUR COMPANY

WE HAVE A HISTORY OF SIGNIFICANT AND CONTINUED OPERATING LOSSES AND A SUBSTANTIAL ACCUMULATED EARNINGS DEFICIT AND WE MAY CONTINUE TO INCUR SIGNIFICANT LOSSES.

We have incurred net loss of approximately $537,130 and $23,362 for the fiscal years ended March 31, 2013 and 2012, respectively. At March 31, 2013, we had an accumulated deficit of over $32 million. We expect to incur additional operating losses, as well as negative cash flow from operations, for the foreseeable future.

The loss or significant reduction in business of any of our key customers could materially and adversely affect our revenues and earnings.

We are highly dependent upon certain customers to generate our revenues. For the fiscal year ended March 31, 2013, three customers accounted for 38% of revenue. For the fiscal year ended March 31, 2012, two customers accounted for 46% of revenue. All customer purchases are made through purchase orders and we do not have any long-term contracts with customers. The complete loss of, or significant reduction in business from, or a material adverse change in the financial condition of, any of such customers will cause a material and adverse change in our revenues and operating results.

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

WE MAY BE EXPOSED TO PRODUCT LIABILITY CLAIMS FOR WHICH OUR INSURANCE MAY BE INADEQUATE.

Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing and marketing of chemical products and electronic devices. Although we maintain a general liability insurance policy, which includes aggregate product liability coverage of $3,000,000 for certain of our products, there can be no assurance, that such insurance will be sufficient to cover potential claims or that the present level of coverage will be available in the future at a reasonable cost.

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

THE LOSS OF ANY OF OUR EXECUTIVE OFFICER OR KEY PERSONNEL MAY ADVERSELY AFFECT OUR OPERATIONS AND OUR ABILITY TO EXECUTE OUR GROWTH STRATEGY.

Our ability to execute our business plan depends upon the continued services of Andre' DiMino, our President and Chief Executive Officer, as well as our key technology, marketing, sales and support personnel. In January 2013 the Company entered into an employment agreement with Mr. DiMino containing non-compete, confidentiality and other provisions for the benefit of the Company. However, such agreement has provisions for early termination by the Company and/or Mr. DiMino. We do not have employment or consulting agreements containing non-compete agreements with certain of our key personnel, and we may not be able to retain these individuals. If we lost the services of Mr. DiMino or our key personnel, our business may be adversely affected and our stock price may decline. In addition, our ability to execute our business plan is dependent on our ability to attract and retain additional highly skilled personnel.

OUR EXECUTIVE OFFICER AND DIRECTORS AND ENTITIES AFFILIATED WITH THEM HAVE SUBSTANTIAL CONTROL OVER US, WHICH COULD DELAY OR PREVENT A CHANGE IN OUR CORPORATE CONTROL FAVORED BY OUR OTHER SHAREHOLDERS.

Our executive officer and director, Mr. DiMino, together with members of the DiMino family, and entities affiliated with them may be deemed to beneficially own, in the aggregate, approximately 43% of our outstanding common stock. The interests of our current officer and director shareholder may differ from the interests of our other shareholders. As a result, the current officer and director would have the ability to exercise substantial control over all corporate actions requiring shareholder approval, irrespective of how our other shareholders may vote, including the following actions:

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

ITEM 3. LEGAL PROCEEDINGS

In August 2012, the Company filed a civil suit in the Superior Court of New Jersey against defendants Wellington Scientific LLC (“Wellington”) and Peter F. Lordi, demanding payment of the convertible note receivable from Wellington in the amount of $50,000 (plus accrued interest). The Company is suing for breach of contract, fraud in the inducement, and other claims. A counterclaim has been filed by the defendants. Since this civil suit is in the early stages of litigation, its ultimate outcome cannot be predicted with certainty at this time.

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

Quarter Ended	High Bid	Low Bid

Fiscal 2013
March 31, 2013	$0.02	$0.01
December 31, 2012	$0.03	$0.01
September 30, 2012	$0.25	$0.02
June 30, 2012	$0.03	$0.01

Fiscal 2012
March 31, 2012	$0.02	$0.01
December 31, 2011	$0.03	$0.01
September 30, 2011	$0.02	$0.01
June 30, 2011	$0.03	$0.01

HOLDERS OF RECORD

As of March 31, 2013, 59,939,537 shares of the Company's common stock were issued and outstanding. On March 31, 2013 there were 1,264 shareholders of record.

DIVIDENDS

The Company has never paid any cash dividends on its common stock and has no intention of paying cash dividends in the foreseeable future. The Company intends to retain all earnings, if any, for use in the operation and expansion of its business.

EQUITY COMPENSATION PLAN

As of March 31, 2013, we did not have any compensation plans (including individual compensation arrangements) under which our equity securities were authorized for issuance.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued an Accounting Standards Update (“ASU”) No. 2013-02 “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” requiring new disclosures for items reclassified out of accumulated other comprehensive income (“AOCI”), including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The guidance does not amend any existing requirements for reporting net income or OCI in the financial statements. The standards update was effective for reporting periods beginning after December 15, 2012, to be applied prospectively. The Company evaluated the impact of adopting this standard and does not expect it to have a significant impact on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

BUSINESS OVERVIEW

ADM is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. During the years ended March 31, 2013 and 2012, our operations were conducted through ADM itself and its subsidiaries, Pegasus and Sonotron and Action.

We are a technology-based developer and manufacturer of diversified lines of products and services in the following areas: environmentally safe chemical products for industrial, cosmetic and topical uses; electronics for non-invasive medical and other applications; and, research, development, regulatory and engineering services. We have historically derived most of our revenues from the development, manufacture and sale of chemical products, and, to a lesser extent, from our electronic devices and topical dermatological products. Our electronics segment also includes our Sonotron and Action subsidiaries.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2013 AS COMPARED TO MARCH 31, 2012

REVENUES AND GROSS MARGINS

Revenues were $1,580,841 for the year ended March 31, 2013 as compared to $2,315,960 for the year ended March 31, 2012, a decrease of $735,119, or 32%. Our chemical division had increased sales in the amount of $115,767 and our electronics division had decreased sales in the amount of $850,886. The chemical division increase resulted from an increase in sales to customers in our Anti-static division, acquired in July 2009, in the amount of $22,802 and an increase in sales in our chemical division excluding Anti-static in the amount of $92,965. The electronics division decrease resulted from decreased sales of our Flo-Med device and related supplies of $633,199, and a decrease of one customer in the amount of $154,073. Gross profit was $798,193, or 51% for the year ended March 31, 2013 and $1,380,075, or 60%, for the year ended March 31, 2012. Gross profit percentages decreased to 58% in 2013 from 59% in 2012 in our chemical division. Gross profit percentages decreased to 39% in our electronic division for the year ended March 31, 2013 compared to 53% in March 31, 2012 mainly due to decreased service revenue and decreases in gross profit from certain electronic devices.

OPERATING LOSS

Loss from operations for the years ended March 31, 2013 and 2012 was $538,280 and $194,588 respectively, a difference of $343,692. Selling, general and administrative expenses decreased by $165,529, or 11%, from $1,446,589 to $1,281,060, mainly due to decreased advertising and promotion of approximately $124,963 due to decreased spending with Wellington Scientific, decreased selling commissions of $71,195, and decreased compensation and health insurance costs in the amount of $29,354. We had decreased engineering costs for our Sonotron subsidiary of $45,000. Depreciation and amortization costs decreased in the amount of $22,235 due to the write-off of an impaired Action intangible asset for $48,810 and the write-off of a fixed asset in ADM of $5,483 that occurred in 2012. Cost of sales decreased $153,237, or 16%, from $935,885 to $782,648. This decrease is mainly due to the cost of sales due to our increased engineering sales. In January 2012, the company completed the sale of their Net Operating Loss (NOL) carry-forward through the New Jersey Corporate Benefit Transfer program. The Company sold $2,069,864 of tax loss carry-forward for the gross amount of $173,248. The net amount realized by the Company was $169,522 after State fees and expenses.

NET LOSS AND NET LOSS PER SHARE

Net loss for the fiscal years ended March 31, 2013 and 2012 was $537,130 or $(0.01) per share $23,362, or $(0.00) per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2013, we had cash and cash equivalents of $105,087 as compared to $299,156 at March 31, 2012. The decrease of $194,069 was primarily the result of cash used in operations in the amount of $192,296 offset by cash used in financing activities in the amount of $12,010 and cash provided by investing activities of $10,237. We expect to have enough cash to fund operations for the next twelve months. Our note payable to Kearny Federal Savings Bank of $147,990 on March 31, 2013, is secured and collateralized by restricted cash of $231,782. This note bears an interest rate of 2% above the rate for the savings account. Interest rate at March 31, 2013 was 2.30% per annum and is payable on demand.

Future Sources of Liquidity:

We expect our primary source of cash during fiscal 2013 to be net cash provided by operating activities. We expect that growth in profitable revenues and continued focus on new customers will enable us to continue to generate cash flows from operating activities.

If we do not generate sufficient cash from operations, face unanticipated cash needs or do not otherwise have sufficient cash, we may need to consider the sale of certain intellectual property which does not support the Company’s operations. We are currently offering for sale a patent assigned to us through a third-party patent sale and licensing broker. In addition, we have the ability to reduce certain expenses depending on the level of business operation.

Based on current expectations, we believe that our existing cash of $105,087 as of March 31, 2013 and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

OPERATING ACTIVITIES

Net cash used by operating activities was $192,296 for the fiscal year ended March 31, 2013. The use of cash during the year ended March 31, 2013 was primarily due to a net loss of $537,130 and an increase in operating liabilities of $16,428, depreciation and amortization of $21,166, an expense for services rendered in exchange for issuance of common stock of $103,997 and offset by a decrease in net operating assets of $199,592.

Net cash provided by operating activities was $162,073 for the fiscal year ended March 31, 2012. Cash was provided by increased operating liabilities of $294,188, depreciation and amortization of $43,401 and an increase in customer deposits of $21,023. These increases were offset by increases in accounts receivable of $169,315, an increase in inventory of $73,193 and an increase prepaid expenses of $5,716. Included in the increase of operating liabilities, is a decrease in accounts payable of $35,290.

INVESTING ACTIVITIES

For the fiscal year ended March 31, 2013, net cash provided by investing activities was $10,237. The primary increase in cash was from repayments for related party advances in the amount of $10,564, offset by payments in the amount of $327 for restricted cash.

For the fiscal year ended March 31, 2012, net cash provided by investing activities was $7,834. The primary increase in cash was from repayments for related party advances in the amount of $6,109, and proceeds of $8,500 from sale of equipment, offset by payments in the amount of $3,584 for patents and trademarks and $896 for deposit into the restricted cash account.

FINANCING ACTIVITIES

For the fiscal year ended March 31, 2013, net cash used for financing activities was $12,010 which was used for repayment on a note from a commercial bank to facilitate our acquisition of substantially all of the assets of Action,

For the fiscal year ended March 31, 2012, net cash used for financing activities was $25,900, of which $12,000 was used for repayment on a note from a commercial bank to facilitate our acquisition of Action. In addition, $13,900 was used for repayment of notes payable-other.

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

MARCH 31, 2013

I N D E X

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of ADM Tronics Unlimited, Inc.

We have audited the accompanying consolidated balance sheets of ADM Tronics Unlimited, Inc. and subsidiaries as of March 31, 2013 and 2012, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two year period ended March 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ADM Tronics Unlimited, Inc. and its subsidiaries as of March 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the two year period ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Raich Ende Malter & Co. LLP

East Meadow, New York

July 15, 2013

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2013	March 31, 2012

ASSETS

Current assets:
Cash and cash equivalents	$105,087	$299,156
Accounts receivable, net of allowance for doubtful accounts of $500 and $329, respectively	159,126	285,159
Inventories	121,993	260,632
Prepaid expenses and other current assets	20,320	26,157
Restricted cash	231,782	231,455

Total current assets	638,308	1,102,559

Property and equipment, net of accumulated depreciation of $63, 024 and $53,574, respectively	14,292	23,742

Inventories - long-term portion	113,935	42,743
Secured convertible note receivable	58,700	62,351
Advances to related parties	11,916	22,480
Intangible assets, net of accumulated amortization of $113,398 and $101,682, respectively	54,750	66,466
Other assets	15,834	16,109
Total other assets	269,427	233,891

Total assets	$907,735	$1,336,450

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Note payable - bank	$147,990	$160,000
Accounts payable	186,373	148,832
Customer deposit	-	21,023
Accrued expenses and other current liabilities	385,845	385,935
Total current liabilities	720,208	715,790

Total liabilities	720,208	715,790

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 authorized, 59,939,537 and 56,939,537 shares issued and outstanding at March 31, 2013 and March 31, 2012 respectively	29,970	28,470
Additional paid-in capital	32,275,594	32,173,097
Accumulated deficit	(32,118,037)	(31,580,907)
Total stockholders' equity	187,527	620,660

Total liabilities and stockholders' equity	$907,735	$1,336,450

The accompanying notes are an integral part of these

condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

	2013	2012

Net revenues	$1,580,841	$2,315,960

Cost of sales	782,648	935,885

Gross Profit	798,193	1,380,075

Operating expenses:
Research and development	34,247	35,863
Selling, general and administrative	1,281,060	1,446,589
Depreciation and amortization	21,166	92,211

Total operating expenses	1,336,473	1,574,663

Loss from operations	(538,280)	(194,588)

Other income (expense):
Interest income	4,917	6,206
Interest expense	(3,767)	(4,502)
Total other income (expense)	1,150	1,704

Net loss before state tax benefit	(537,130)	(192,884)

State tax benefit	-	169,522

Net loss	$(537,130)	$(23,362)

Basic and diluted net loss per common share:	$(0.01)	$(0.00)

Weighted average shares of common stock outstanding - basic and diluted	57,490,222	56,939,537

The accompanying notes are an integral part of these

condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at March 31, 2011	56,939,537	28,470	32,173,097	(31,557,545)	644,022

Net loss				(23,362)	(23,362)

Balance at March 31, 2012	56,939,537	$28,470	$32,173,097	$(31,580,907)	$620,660

Issuance of options to A. DiMino			50,000		50,000

Issuance of shares to Steven Bayern	3,000,000	1,500	46,500		48,000

Issuance of options to M. Preston			5,997		5,997

Net loss				$(537,130)	(537,130)

Balance at March 31, 2013	59,939,537	$29,970	$32,275,594	$(32,118,037)	$187,527

The accompanying notes are an integral part of these

consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2013 AND 2012

	2013	2012
Cash flows from operating activities:
Net loss	$(537,130)	$(23,362)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deprciation and amortization	21,166	43,401
Write-off inventory	-	34,268
Write-off intangible asset	-	48,810
Gain on sale of equipment	-	(3,017)
Stock based compensation	103,997	-
Interest receivable	(4,349)	(5,014)
Increase (decrease) in cash flows as a result of changes in assets and liabilities balances:
Accounts receivable	126,033	(169,315)
Inventory	67,447	(73,193)
Prepaid expenses and other current assets	6,112	(5,716)
Accounts payable	37,541	(35,290)
Customer deposit	(21,023)	21,023
Accrued expenses and other current liabilities	(90)	329,478
Net cash provided by (used in) operating activities	(200,296)	162,073

Cash flows from investing activities:
Repayment from related party	10,564	6,109
Repayment from secured convertible debt	8,000	-
Payment for equipment costs	-	(2,295)
Proceeds from sale of equipment	-	8,500
Payment for patents and trademark costs	-	(3,584)
Restricted cash	(327)	(896)
Net cash provided by investing activities	18,237	7,834

Cash flows from financing activities:
Repayments on note payable - Bank	(12,010)	(12,000)
Repayments on note payable - Other	-	(13,900)

Net cash used in financing activities	(12,010)	(25,900)

Net increase (decrease) in cash	(194,069)	144,007

Cash and cash equivalents beginning of year	299,156	155,149

Cash and cash equivalents at end of year	$105,087	$299,156

Cash paid for:
Interest	$-	$4,502

Supplemental disclosures of non-cash investing and financing activities:
Accrued interest on note receivable	$4,349	$5,014

The accompanying notes are an integral part of these

condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012

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

Our chemical product line is principally comprised of water-based chemical products used in the food packaging and converting industries, and anti-static conductive paints, coatings and other products. These products are sold to customers located in the United States, Australia, Asia and Europe. Electronic equipment is manufactured in accordance with customer specifications on a contract basis. Our electronic device product line consists principally of proprietary devices used in diagnostics and therapeutics of humans and animals and, through our Action Industries, Unlimited, LLC subsidiary (“Action”), electronic controllers for spas and hot tubs. These products are sold to customers located principally in the United States. We are registered with the FDA as a contract manufacturing facility and we manufacture medical devices for customers in accordance with their designs and specifications. We also provide research, development and engineering services to customers. Our Sonotron Medical Systems, Inc. subsidiary is involved in medical electronic therapeutic technology and our Pegasus Laboratories, Inc. (“Pegasus”) is involved in topical dermatological products. As of April 1, 2012 and April 1 2013, Pegasus and Action, respectively, ceased operations and all assets were transferred to the Company.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of ADM Tronics Unlimited, Inc. and its subsidiaries Sonotron, Action (through March 31, 2013), and Pegasus (through March 31, 2012). All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Significant estimates made by management include expected economic life and value of our deferred tax assets, valuation allowance, impairment of long lived assets, fair value of equity instruments for services, allowance for doubtful accounts, and warranty reserves. Actual amounts could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

For certain of our financial instruments, including accounts receivable, accounts payable, accrued expenses, and notes payable – bank, the carrying amounts approximate fair value due to their relatively short maturities.

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

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser. We offer a limited 90 day warranty on our electronics products and a limited 5 year warranty on our electronic controllers for spas and hot tubs. We have no other post shipment obligations. Based on prior experience, no amounts have been accrued for potential warranty costs and actual costs were less than $500, for the fiscal years ended March 31, 2013 and 2012. For contract manufacturing, revenues are recognized after shipment of the completed products.

ENGINEERING SERVICES:

We provide certain engineering services, including research, development, quality control and quality assurance services along with regulatory compliance services. We recognize revenue from engineering services as the services are provided.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to $38,097 and $163,059 for the fiscal years ended March 31, 2013 and 2012, respectively.

SHIPPING AND HANDLING COSTS

Shipping and handling costs incurred for the years ended March 31, 2013 and 2012 were approximately $8,166 and $13,500 respectively. Such costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

Jurisdiction	Fiscal Year
Federal	2009 and beyond
New Jersey	2008 and beyond

There are currently no tax years under examination by any major tax jurisdictions.

The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 31, 2013 and 2012, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Per share basic and diluted net loss amounted to $(0.01) and $(0.00) for the fiscal years ended March 31, 2013 and 2012, respectively. The assumed exercise of common stock equivalents was not utilized in the computation of the fully diluted earnings per share for fiscal years ended March 31, 2013 and 2012, since the effect would be anti-dilutive. There were 5,600,000 and 0 common stock equivalents at March 31, 2013 and 2012, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2013, the FASB issued an Accounting Standards Update ("ASU") No. 2013-02 "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income," requiring new disclosures for items reclassified out of accumulated other comprehensive income ("AOCI"), including (1) changes in AOCI balances by component and (2) significant items reclassified out of AOCI. The guidance does not amend any existing requirements for reporting net income or OCI in the financial statements. The standards update was effective for reporting periods beginning after December 15, 2012, to be applied prospectively. The Company evaluated the impact of adopting this standard and does not expect it to have a significant impact on its consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

NOTE 3 – INVENTORY

Inventory at March 31, 2013 consisted of the following:

	Current	Long Term	Total
Raw materials	$71,900	$92,781	$164,681
Finished Goods	50,093	21,154	71,247
	$121,993	$113,935	$235,928

Inventory at March 31, 2012 consisted of the following:

	Current	Long Term	Total
Raw materials	$204,367	$38,555	$242,922
Finished Goods	56,265	4,188	60,453
	$260,632	$42,743	$303,375

The Company values its inventories at the first in, first out ("FIFO") method at the lower of cost or market.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2013 and 2012 is as follows:

	2013	2012
Computer equipment	$13,364	$13,364
Machinery and equipment	60,202	60,202
Leasehold improvements	3,750	3,750
	77,316	77,316

Accumulated depreciation	(63,024)	(53,574)

Property and equipment, net	$14,292	$23,742

Depreciation expense related to property and equipment amounted to $9,450 and $14,697 for the years ended March 31, 2013 and 2012, respectively.

NOTE 5 – SECURED CONVERTIBLE NOTE RECEIVABLE

On June 4, 2009 the Company invested in Wellington which has rights to an electronic uroflowmetry diagnostic medical device technology. The Company invested a total of $50,000, with $10,000 provided in cash, and $40,000 in services to Wellington. Wellington issued a convertible note to the Company for a principal amount of $50,000 with an interest rate of 10% due at various dates through July 15, 2012. The total of the note receivable and accrued interest at March 31, 2013 and 2012 was $58,700 and $62,351, respectively. At the option of the Company, the Note is convertible in whole or in part, into equity of Wellington. The conversion price, and resulting equity ownership percentage in Wellington, is determined by dividing the cash value of principal and accrued interest by $2,000,000. See Note 15 - Legal Proceedings.

NOTE 6 - RELATED PARTY TRANSACTIONS

ADVANCES TO RELATED PARTIES

As of March 31, 2013 and 2012, ADM was owed $-0- from advances made to an officer. In fiscal years ended March 31, 2013 and 2012, $10,564 and $6,109 was repaid on interest accrued on these advances, respectively. Total accrued interest was $11,916 and $22,480 at March 31, 2013 and 2012 respectively.

NOTE 7 – RELATED PARTY TRANSACTION

Intangible assets are being amortized using the straight line method over periods ranging from 3-15 years with a weighted average remaining life of approximately 7.4 years.

	March 31, 2013				March 31, 2012
	Cost	Weighted Average Amortization Period	Accumulated Amortization	Net Carrying Amount	Cost	Weighted Average Amortization Period	Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$82,702	15 years	$(64,369)	$18,333	$82,702	15 years	$(62,464)	$20,238
Formulas	25,446	15 years	(6,291)	19,155	25,446	15 years	(4,595)	20,851
Non-Compete Agreement	50,000	7 years	(32,738)	17,262	50,000	7 years	(25,595)	24,405
Customer List	10,000	3 years	(10,000)	-	10,000	3 years	(9,028)	972
	$168,148		$(113,398)	$54,750	$168,148		$(101,682)	$66,466

Amortization expense was $11,716 and $21,548 for the years ended March 31, 2013 and 2012, respectively.

Estimated aggregate future amortization expense related to intangible assets is as follows:

2014	$10,829
2015	10,778
2016	6,068
2017	3,092
2018	3,092
Thereafter	20,891
$54,750

NOTE 8 – NOTE PAYABLE, BANK

On August 21, 2008, the Company entered into a note payable with a commercial bank in the amount of $200,000. This note bears interest at a rate of 2% above the interest rate for the Company’s savings account at this bank. Interest rates at March 31, 2013 and 2012 were 2.15% and 2.30%, respectively. The note is secured by cash on deposit with the institution, which is classified as restricted cash. Amounts outstanding under the note are payable on demand, and interest is payable monthly.

NOTE 9 – CONSULTING AGREEMENT

On January 25, 2013 the Company entered into a consulting agreement with Steven Bayern (the “Consulting Agreement”) pursuant to which Mr. Bayern will provide advice and consulting to the Company on business strategies, strategic relationships, potential acquisitions and other areas as mutually determined between the Company and Mr. Bayern until December 31, 2014. The Company issued 3,000,000 shares of its $0.0005 par value common stock to Mr. Bayern pursuant to the terms of the Consulting Agreement, with such shares considered restricted securities in accordance with Rule 144 of the Securities and Exchange Act of 1934. See Note 14.

NOTE 10 – CONCENTRATIONS

During the year ended March 31, 2013, three customers accounted for 36% of our net revenues. As of March 31, 2013, three customers accounted for 70% of our accounts receivable.

During the year ended March 31, 2012, two customers accounted for 46% of our net revenues. As of March 31, 2012, one customer accounted for 40% of our accounts receivable.

NOTE 11 – SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Electronics	Total
Year ended March 31, 2013
Revenue from external customers	$1,084,075	$496,766	$1,580,841
Segment operating income (loss)	$5,803	$(544,083)	$(538,280)

Year ended March 31, 2012
Revenue from external customers	$968,308	$1,347,652	$2,315,960
Segment operating income (loss)	$112,354	$(306,942)	$(194,588)

Total assets at March 31, 2013	$589,739	$317,996	$907,735

Total assets at March 31, 2012	$540,349	$796,101	$1,336,450

NOTE 12 - INCOME TAXES

At March 31, 2013, the Company had federal and state net operating loss carry-forwards, (NOL’s) of approximately $7,800,000, which are due to expire through fiscal 2032. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Ultimate utilization of such NOL’s and credits is dependent upon the Company’s ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs.

Due to the uncertainty related to future taxable income, the Company provides a 100% valuation allowance for the deferred tax benefit resulting from the NOL’s and depreciation and amortization.

Significant components of deferred tax assets and liabilities are as follows as of March 31, 2013 and 2012:

	2013	2012

Deferred tax assets (liabilities):
Net operating loss carry-forward	$3,107,000	$2,892,000
Depreciation and amortization	1,000	1,000
Stock Based Compensation	22,000

Deferred tax assets	3,130,000	2,893,000
Valuation allowance	(3,130,000)	(2,893,000)

Deferred tax asset, net	$-	$-

The provision for income taxes at March 31, 2013 and 2012 differs from that amount using the statutory federal income tax rate as follows:

	2013	2012
Statutory federal income tax rate	(34%)	(34%)
State income taxes, net of federal taxes	(6)	(6)
Valuation allowance	40	40
Effective income tax rate	0%	0%

In January 2012, the Company completed the sale of their New Jersey State Net Operating Loss (NOL) carry-forward through the New Jersey Corporate Benefit Transfer program.  The Company sold $2,069,864 of tax loss carry-forward for the gross amount of $173,248.  The net amount realized by the Company in the year ended March 31, 2012 was $169,522 after state fees and expenses.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2019. The Company’s future minimum lease commitment at March 31, 2013 is as follows:

Period	Per year
2014	$102,688
2015	$104,625
2016	$104,625
2017	$104,625
2018	$104,625
Thereafter	$26,156
$547,344

Rent and real estate tax expense for all facilities for the years ended March 31, 2013 and 2012 was approximately $102,000 and $102,000, respectively.

MASTER SERVICES AGREEMENT

On February 12, 2010, ADM agreed to provide certain services to Ivivi Health Sciences, LLC (IHS) pursuant to a Master Services Agreement, as described below:

●

We provided IHS with engineering services, including quality control and quality assurance services along with regulatory compliance services, warehouse fulfillment services and network administrative services including hardware and software services;

●

We were paid at the rate of $26,000 per month by IHS for these services; in June 2010, it was agreed that IHS would pay approximately $11,000 for June 2010 and approximately $5,000 per month thereafter for reduced services performed by ADM. In May, 2011 IHS agreed to pay ADM approximately $16,800 per month for increased services for one (1) year and then on a month-to-month basis. In August 2012 IHS agreed to pay ADM approximately $6,000 per month for reduced services on a month-to-month basis. Pursuant to this agreement, revenues from engineering services to IHS for the years ended March 31, 2013 and 2012 were $77,757 and $234,833 respectively.

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

Pursuant to the manufacturing agreement, sales of finished goods to IHS for the years ended March 31, 2013 and 2012 were $144,357 and $175,171, respectively.

NOTE 14 – OPTIONS OUTSTANDING

During 2013, ADM granted an aggregate of 5,600,000 stock options to employees and consultants expiring at various dates through fiscal 2015. The options have various exercise prices and were fully vested at the date of grant. The options were valued at $55,997 using the Black Scholes option pricing model with the following assumptions: risk free interest rate of 4.9%, volatility of 414%, estimated useful life of 1.5 years and dividend rate of 0%. The following table summarizes information on all common share purchase options issued by us as of March 31, 2013 and 2012.

	2013		2012

	# of Shares	Weighted Average Exercise Price	# of Shares	Weighted Average Exercise Price

Outstanding, beginning of year	-	$-	2,750,000	$0.29

Issued	5,600,000	0.01

Expired			(2,750,000)	$(0.29)

Outstanding, end of year	5,600,000	$0.01	-	-

Exercisable, end of year	5,600,000	$0.01	-	-

NOTE 15 - LEGAL PROCEEDINGS

In August 2012, the Company filed a civil suit in the Superior Court of New Jersey against defendants Wellington Scientific LLC (“Wellington”) and Peter F. Lordi, demanding payment of the convertible note receivable from Wellington in the amount of $50,000 (plus accrued interest). The Company is suing for breach of contract, fraud in the inducement, and other claims. A counterclaim has been filed by the defendants. Since this civil suit is in the early stages of litigation, its ultimate outcome cannot be predicted with certainty at this time.

We are involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. Other than the foregoing, there are no pending material legal proceedings or environmental investigations to which we are a party or to which our property is subject.

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

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation as of March 31, 2013, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

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

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting as of March 31, 2013, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2013.

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

Vincent DiMino served as Vice President of Production of the Company from 1969 to 2008 and as a director of the Company since August 1987, until he passed away on April 7, 2013.

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

ITEM 11. EXECUTIVE COMPENSATION

				Option	Other
Name and Principal Position	Year	Salary	Bonus	Awards	Compensation	Total
Andre' DiMino	2013	103,680	-	50,000	-	153,680
Chief Executive Officer	2012	102,248	48,500	-	-	150,748

EMPLOYMENT AGREEMENT

On January 10, 2013, we entered into an employment agreement with Andre’ DiMino to secure his continued service as President, and Chief Executive Officer (the “Employment Agreement”). The Employment Agreement has a ten-year term which will be automatically extended prior to the end of then current term for successive one-year periods until either the Company or Mr. DiMino notifies the other at least 120 days prior to the end of the term that such party does not wish to further extend it. The Employment Agreement provides for a minimum annual salary of $125,000 and a fixed annual bonus equal to 10% of such annual salary, discretionary annual cash bonuses and participation on generally applicable terms and conditions in other compensation and fringe benefit plans. Mr. DiMino's employment agreement requires Mr. DiMino to devote at least a majority of his work-time toward the Company. The Employment Agreement provides that Mr. DiMino will be entitled to severance benefits in the amount of his base salary for a period of 12 months following the date of termination if his employment is terminated without cause or if he resigns for good reason, or 18 months following the date of termination if his employment is terminated without cause or if he resigns for good reason within 12 months following a change in control, in each case subject to the execution and delivery to the Company by Mr. DiMino of a general release.

During the term of the Employment Agreement and for a period of 12 months thereafter, subject to applicable law, Mr. DiMino will be subject to restrictions on competition with the Company and restrictions on the solicitation of the Company’s customers and employees. For all periods during and after the term, Mr. DiMino will be subject to nondisclosure and confidentiality restrictions relating to the Company’s confidential information and trade secrets and is obligated to assign all developments, related to the Company’s business, research and development activities, to the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED

DIRECTORS' COMPENSATION

The Company does not pay fees to its directors, nor does it reimburse its directors for expenses incurred.

STOCKHOLDER MATTERS:

The following table sets forth information regarding ownership of shares of Company’s common stock, as of July 15, 2013, by (i) each person known to ADM to be the owner of 5% or more of ADM’s common stock (ii) each director and director nominee of ADM, (iii) the Named Officer, and (iv) all directors and officers of ADM as a group. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of the Company’s common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of any shares of Common Stock over which he or she has or shares, directly or indirectly, voting or investment power; or of which he or she has the right to acquire beneficial ownership at any time within 60 days after July 12, 2013. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. Common Stock beneficially owned and percentage ownership is based on 59,939,537 shares of Common Stock outstanding as of July 15, 2013.

Name and Address	Number of Shares Beneficially Owned	Percentage

Andre’ DiMino	25,880,883 (1)	43%
c/o ADM Tronics Unlimited, Inc.
224 Pegasus Avenue
Northvale, New Jersey 07647

Eugene Stricker	4,188,700 (2)	7%
c/o Fifth Avenue Venture Capital Partners
42 Barrett Road
Lawrence, New York 11559

Steven Bayern	3,000,000 (2)	5%
1310 Gulf Boulevard, Suite 15a
Clearwater, FL 33767

All Executive Officers and Directors	25,880,883 (3)	43%

    _____________________________________________________________________________________________

(1) Includes 13,691,223 shares of the Company’s common stock directly owned by Andre’ DiMino; 960 shares owned by Jenny DiMino, the spouse of Andre’ DiMino; 5,000,000 shares which may be acquired by Andre’ DiMino upon the exercise of options; 4,188,700 and 3,000,000 shares of the Company’s common stock held by Eugene Stricker and Steven Bayern, respectively, of which Andre’ DiMino may be deemed to be a beneficial owner by reason of his power to vote such shares pursuant to an agreement;

(2) Andre’ DiMino may be deemed to be a beneficial owner of such shares by reason of his power to vote such shares pursuant to an agreement. Reference is also made to Footnote No. 1.

(3) Reference is made to Footnote Nos. 1 and 2.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time prior to 2000, the Company has loaned funds to Andre' DiMino at an interest rate of 3% per annum. The largest aggregate amount of indebtedness, including interest, outstanding at any time since the beginning of the Company's fiscal year ended March 31, 2003 was approximately $89,900 and the amount of interest outstanding as of March 31, 2013 was approximately $11,916.

MANAGEMENT SERVICES AGREEMENT

ADM entered into individual management services agreements, dated as of August 15, 2001, with ITI, SMI and Pegasus under which the Company provides such entities with management services and allocates portions of its real property facilities for use by such entities for the conduct of their respective businesses. The management services provided by the Company under the management services agreement include managerial and administrative services, marketing and sales services, clerical and communication services, the maintenance of a checking account and the writing of checks, the maintenance of accounting records and other services in the ordinary course of business. The entities pay ADM for such services on a monthly basis pursuant to an allocation determined by ADM and such entities based on a portion of its applicable costs plus any invoices it receives from third parties specific to each such entity. ADM's subsidiaries and ITI also use office, manufacturing and storage space in a building located in Northvale, New Jersey, currently leased by the Company, pursuant to the terms of the management services agreement. ADM determines the portion of space allocated to each entity on a monthly basis, and the subsidiaries and ITI are required to reimburse the Company for their respective portions of the lease costs, real property taxes and related costs. Pegasus ceased operations as of April 1, 2012.

On August 1, 2009, we entered into an agreement with ITI to provide services described below and canceled our management services agreement described above. Under the agreement we provided ITI with engineering services, including quality control and quality assurance services along with regulatory compliance services warehouse fulfillment services and network administration services including hardware and software services. We were paid at the rate of $26,000 per month by ITI for these services and ITI agreed to terminate the four full time engineers and three part time engineers then employed by ITI.

On February 12, 2010 concurrent with the acquisition of ITI’s assets by IHS, we agreed to provide the above services to IHS and IHS agreed to pay us $26,000 per month for such services pursuant to a Master Services Agreement. In June 2010, it was agreed that IHS would pay approximately $11,000 for June 2010 and approximately $5,000 per month thereafter for reduced services performed by ADM. In May 2011 IHS agreed to pay ADM approximately $16,800 per month for increased services. In August 2012 IHS agreed to pay ADM approximately $6,000 per month for reduced services.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by Raich Ende Malter & Co. LLP ("Raich") for the audit of the Company's annual consolidated financial statements for the fiscal years ended March 31, 2013 and 2012, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the fiscal years ended March 31, 2013 and 2012, were approximately $69,000 and $58,000, respectively.

AUDIT-RELATED FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2013 and 2012 for assurance and related services by Raich that are reasonably related to the performance of the audit or review of the Company's financial statements and not reported above under “Audit Fees” were $0 and $0, respectively.

TAX FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2013 and 2012 for professional services rendered by Raich for tax compliance, tax advice and tax planning were $5,697 and $6,901, respectively.

ALL OTHER FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2013 and March 31, 2012 for products and services provided by Raich other than the services reported above under “Audit Fees”, “Audit Related Fees” and “Tax Fees” were $0 and $0 respectively.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of July, 2013.

ADM TRONICS UNLIMITED, INC.

By:	/s/ Andre' DiMino
Andre' Di Mino
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	Andre' DiMino	Chief Executive Officer (Principal	July 15, 2013
	Andre' DiMino	Executive Officer, Principal
Financial Officer and Principal
Accounting Officer) and Director