Form 10-Q
period 2013-06-30
ADM TRONICS UNLIMITED INC/DE
filed 2013-08-19
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

56,939,537 shares of Common Stock, $.0005 par value, as of August 19, 2013.

ADM TRONICS UNLIMITED, INC., AND SUBSIDIARIES

INDEX

Part I - Financial Information

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2013	2013
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$31,844	$105,087
Accounts receivable, net of allowance for doubtful accounts of $500 for each of the periods	138,533	159,126
Inventories	199,649	121,993
Prepaid expenses and other current assets	29,220	20,320
Restricted cash	232,086	231,782

Total current assets	631,332	638,308

Property and equipment, net of accumulated depreciation of $63,024 and $53,574, respectively	12,546	14,292

Inventories - long-term portion	56,630	113,935
Secured convertible note receivable, including interest of $17,747 and $16,700, respectively	59,747	58,700
Advances to related parties	11,916	11,916
Intangible assets, net of accumulated amortization of $116,061 and $113,398, respectively	52,087	54,750
Other assets	15,834	15,834
Total other assets	208,760	269,427

Total assets	$840,092	$907,735

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Note payable - bank	$144,990	$147,990
Accounts payable	188,750	186,373
Accrued expenses and other current liabilities	385,063	385,845
Total current liabilities	718,803	720,208

Total liabilities	718,803	720,208

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 authorized, 59,939,537 issued and outstanding at June 30, 2013 and March 31, 2013 respectively	29,970	29,970
Additional paid-in capital	32,275,594	32,275,594
Accumulated deficit	(32,184,275)	(32,118,037)
Total stockholders' equity	121,289	187,527

Total liabilities and stockholders' equity	$840,092	$907,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

(Unaudited)

	2013	2012

Net revenues	$322,439	$517,239

Cost of sales	149,202	174,675

Gross Profit	173,237	342,564

Operating expenses:
Research and development	8,673	9,131
Selling, general and administrative	226,956	339,411
Depreciation and amortization	4,408	7,403

Total operating expenses	240,037	355,945

Loss from operations	(66,800)	(13,381)

Other income (expense):
Interest income	1,352	1,443
Interest expense	(790)	(1,889)
Total other income (expense)	562	(446)

Net loss	$(66,238)	$(13,827)

Basic and diluted net loss per common share:	$(0.00)	$(0.00)

Weighted average shares of common stock outstanding - basic and diluted	59,939,537	56,939,537

 The accompanying notes are an integral part of these

condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012

(Unaudited)

	2013	2012
Cash flows from operating activities:
Net loss	$(66,238)	$(13,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,408	7,405
Interest receivable	(1,047)	(1,196)
Bad debt expense	-	171
Accounts receivable	20,593	9,155
Inventory	(20,350)	(5,944)
Prepaid expenses and other current assets	(8,901)	(2,154)
Accounts payable	2,377	750
Customer deposit	-	(21,023)
Accrued expenses and other current liabilities	(781)	7,373
Net cash used in operating activities	(69,939)	(19,290)

Cash flows from investing activities:
Repayment from secured convertible debt	-	8,000
Restricted cash	(304)	(175)
Net cash (used in) provided by investing activities	(304)	7,825

Cash flows used in financing activities:
Repayments on note payable - Bank	(3,000)	(3,000)

Net cash used in financing activities	(3,000)	(3,000)

Net decrease in cash	(73,243)	(14,465)

Cash and cash equivalents beginning of year	105,087	299,156

Cash and cash equivalents at end of year	$31,844	$284,691

Cash paid for:
Interest	$-	$1,889

The accompanying notes are an integral part of these

condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(Unaudited)

NOTE 1 - ORGANIZATIONAL MATTERS

ADM Tronics Unlimited, Inc. ("we", "us", the “Company" or "ADM"), was incorporated under the laws of the state of Delaware on November 24, 1969. We are authorized under our Certificate of Incorporation to issue 150,000,000 common shares, with $.0005 par value, and 5,000,000 preferred shares with $.01 par value.

The accompanying condensed consolidated financial statements as of June 30, 2013 (unaudited) and March 31, 2013 and for the three month period ended June 30, 2013 and 2012 (unaudited) have been prepared by ADM pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and explanatory notes for the year ended March 31, 2013 as disclosed in our annual report on Form 10-K for that year . The results of the three months ended June 30, 2013 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending March 31, 2014.

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

USE OF ESTIMATES

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Significant estimates made by management include expected economic life and value of deferred tax assets, valuation allowance, impairment of long lived assets, fair value of equity instruments for services, allowance for doubtful accounts, and warranty reserves. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

For certain of our financial instruments, including accounts receivable, inventories, accounts payable, accrued expenses and notes payable - bank, the carrying amounts approximate fair value due to their relatively short maturities.

CASH AND EQUIVALENTS

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. Our cash in bank, is maintained in accounts, which at times, may exceed federally insured limits. We have not experienced any losses to date as a result of this policy.

REVENUE RECOGNITION

CHEMICAL PRODUCTS:

Revenues are recognized when products are shipped to end users. Shipments to distributors are recognized as sales where no right of return exists.

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser. We offer a limited 90 day warranty on our electronics products and a limited 5 year warranty on our electronic controllers for spas and hot tubs. We have no other post shipment obligations. Based on prior experience, no amounts have been accrued for potential warranty costs and actual costs were less than $500, for the three months ended June 30, 2013 and 2012. For contract manufacturing, revenues are recognized after shipment of the completed products.

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

NET LOSS PER SHARE

The Company computes basic loss per share by dividing the Company's net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted loss per share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss for all periods presented, the impact of the assumed exercise of the stock options is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the three month periods ended June 30, 2013 and 2012, there were 5,600,000 and 0 common stock equivalent shares, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

NOTE 3 - INVENTORY

Inventory at June 30, 2013 consisted of the following:

	Current	Long Term	Total
Raw materials	$186,011	$27,651	$213,662
Finished Goods	13,638	28,979	42,617
	$199,649	$56,630	$256,279

Inventory at March 31, 2013 consisted of the following:

	Current	Long Term	Total
Raw materials	$71,900	$92,781	$164,681
Finished Goods	50,093	21,154	71,247
	$121,993	$113,935	$235,928

The Company values its inventories at the first in, first out ("FIFO") method at the lower of cost or market.

NOTE 4 – SECURED CONVERTIBLE NOTE RECEIVABLE

On June 4, 2009 the Company, invested in Wellington Scientific, LLC (“Wellington”), which has rights to an electronic uroflowmetry diagnostic medical device technology.  The Company invested a total of $50,000, with $10,000 provided in cash, and $40,000 in services to Wellington. Wellington issued a convertible note to the Company for a principal amount of $50,000 with an interest rate of 10% due at various dates through July 15, 2012.  The total of the note receivable and accrued interest at June 30, 2013 and March 31, 2013 was $59,747 and $58,700, respectively. At the option of the Company, the Note is convertible in whole or in part, into equity of Wellington.

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

As of August 19, 2013, the loan has not yet been repaid.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets are being amortized using the straight line method over periods ranging from 3-15 years with a weighted average remaining life of approximately 7.4 years.

	June 30, 2013				March 31, 2013
	Cost	Weighted Average Amortization Period (years)	Accumulated Amortization	Net Carrying Amount	Cost	Weighted Average Amortization Period (years)	Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$82,702	15	$(64,822)	$17,880	$82,702	15	$(64,369)	$18,333
Formulas	25,446	15	(6,715)	18,731	25,446	15	(6,291)	19,155
Non-Compete Agreement	50,000	7	(34,524)	15,476	50,000	7	(32,738)	17,262
Customer List	10,000	3	(10,000)	-	10,000	3	(10,000)	-
	$168,148		$(116,061)	$52,087	$168,148		$(113,398)	$54,750

Amortization expense was $2,663 and $3,565 for the three months ended June 30, 2013 and 2012, respectively.

Estimated aggregate future amortization expense related to intangible assets is as follows:

2014	$8,166
2015	10,778
2016	6,068
2017	3,092
2018	3,092
Thereafter	20,891
$52,087

NOTE 6 - CONCENTRATIONS

During the three month period ended June 30, 2013, two customers accounted for 35% of our revenue. As of June 30, 2013, three customers represented approximately 53% of our accounts receivable.

During the three month period ended June 30, 2012, three customers accounted for 50% of our revenue. As of June 30, 2012, three customers represented approximately 56% of our accounts receivable.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Revenues from foreign customers represented $46,954 of net revenue or 14.6% for the three months ended June 30, 2013 and $37,080 of net revenue or 7.2% for the three months ended June 30, 2012. As of June 30, 2013 and 2012, accounts receivable includes approximately $4,000 and $20,000, respectively, from foreign customers.

NOTE 7 - SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Electronics	Total
Three months ended June 30, 2013
Revenue from external customers	$249,780	$72,659	$322,439
Segment operating income (loss)	$70,571	$(106,085)	$(35,514)

Three months ended June 30, 2012
Revenue from external customers	$289,964	$227,275	$517,239
Segment operating income (loss)	$65,186	$(54,128)	$11,058

Total assets at June 30, 2013	$654,536	$216,843	$871,379

Total assets at March 31, 2013	$589,739	$317,996	$907,735

NOTE 8 - RELATED PARTY TRANSACTIONS

ADVANCES TO RELATED PARTIES

As of June 30, 2013 and March 31, 2013, ADM was owed $-0- from advances made to an officer. During the three months ended June 30, 2013, no repayments were made on the interest accrued on these advances. Total accrued interest was $11,916 at June 30, 2013 and March 31, 2013, respectively.

NOTE 9 – NOTE PAYABLE, BANK

On August 21, 2008, the Company entered into a note payable with a commercial bank in the amount of $200,000.  This note bears interest at a rate of 2% above the interest rate for the Company’s savings account at this bank and is secured by cash on deposit with the institution, which is classified as restricted cash.  Amounts outstanding under the note are payable on demand, and interest is payable monthly. The principal balance of the note at June 30, 2013 and March 31, 2013 was $144,990 and $147,990, respectively.

NOTE 10 - OPTIONS OUTSTANDING

During 2013, ADM Granted an aggregate 5,600,000 stock options to employees and consultants expiring at various dates through fiscal 2015. The options had various exercise prices and were fully vested at the date of grant. The options were valued at $55,997 using Black Scholes option pricing model with the following assumptions: risk free interest rate of 4.9%, volatility of 414%, estimated useful life of 1.5 years and dividend rate of 0%. The following table summarizes information on all common share purchas options issued by us as of June 30, 2013 and 2012.

	2013		2012
	# of Shares	Weighted Average Exercise Price	# of Shares	Weighted Average Exercise Price

Outstanding, beginning of year	5,600,000	$0.01	-	$-

Issued	-	-	-	-

Expired	-	-	-	-

Outstanding, June 30	5,600,000	$0.01	-	$-

Exercisable, June 30	5,600,000	$0.01	-	$-

NOTE 11 – COMMITMENTS

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2019. The Company’s future minimum lease commitment at June 30, 2013 is as follows:

Period	Per year
2014	$77,016
2015	$104,625
2016	$104,625
2017	$104,625
2018	$104,625
Thereafter	$26,156
$521,672

Rent and real estate tax expense for all facilities for the three months ended June 30, 2013 and 2012 was approximately $31,000 and $27,000, respectively.

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

●

We were paid at the rate of $26,000 per month by IHS for these services; in June 2010, it was agreed that IHS would pay approximately $11,000 for June 2010 and approximately $5,000 per month thereafter for reduced services performed by ADM. In May, 2011 IHS agreed to pay ADM approximately $16,800 per month for increased services for one (1) year and then on a month-to-month basis. In August 2012 IHS agreed to pay ADM approximately $6,000 per month for reduced services on a month-to-month basis. Pursuant to this agreement, revenues from engineering services to IHS for the three months ended June 30, 2013 and 2012 were $19,096 and $52,034 respectively.

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

Pursuant to the manufacturing agreement, sales of finished goods to IHS for the three months ended June 30, 2013 and 2012 were $41,189 and $65,883, respectively.

NOTE 12 – SUBSEQUENT EVENTS

We evaluated all subsequent events from the date of the balance sheet through the issuance date of this report and determined that there were no events or transactions occurring durring the subsequent event reporting period which require recognition or disclosure in the condensed Financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our operations and financial condition should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "forecasts", "projects", or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-Q to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Item. 1 Description of Business – Risk Factors" and elsewhere in or incorporated by reference into our Annual Report on Form 10-K for the year ended March 31, 2013.

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

BUSINESS OVERVIEW

ADM is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. During the three months ended June 30, 2013 and 2012, our operations are conducted through ADM Tronics Unlimited, Inc. ("ADM") and its subsidiaries, Sonotron Medical Systems, Inc. ("SMI") and Action Industries Unlimited LLC ("Action"). On April 1, 2013 Action ceased operations and its assets were transferred to the Company. In addition, the Company owns a minority interest in Montvale Technologies, Inc. (formerly known as Ivivi Technologies, Inc.) ("ITI"), which until October 18, 2006 was operated as a subsidiary of the Company. ITI was deconsolidated as of October 18, 2006 upon the consummation of ITI's initial public offering. Our investment in ITI from October 18, 2006 through March 31, 2008 was reported under the equity method of accounting. Since April 1, 2008 we reported our investment in ITI at fair value. As reported by ITI, on February 12, 2010 all of ITI’s assets were acquired by IHS, an unaffiliated entity controlled by ITI’s former Chairman of the Board. Concurrent with such asset sale, the Company entered into agreements with IHS for services related to engineering and regulatory matters, and the previous manufacturing agreement with ITI was assigned to IHS.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2013 AS COMPARED TO JUNE 30, 2012

REVENUES

Revenues were $322,439 for the three months ended June 30, 2013 as compared to $517,239 for the three months ended June 30, 2012, a decrease of $194,800, or 38%. The decrease resulted from a decrease in sales to customers in both our electronics division in the amount of $154,616 and chemical division in the amount of $40,184.

Gross profit was $204,523, or 63.4%, for the three months ended June 30, 2013 and $342,546, or 66.2% for the three months ended June 30, 2012. Gross profit percentage increased in our chemical division 2%,. However, there was a decrease in gross profit percentage of 32% in our electronics division mostly due to a decrease in sales of $154,616. Gross profit percentages decreased 62% in our electronics division due to a reduction of sales of our Flo-Med product coupled with increases in material and labor costs of 17%.

We are highly dependent upon certain customers to generate our revenues. During the three month period ended June 30, 2013, two customers accounted for 35% of our revenue. During the three month period ended June 30, 2012, three customers accounted for 50% of our revenue. The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results.

OPERATING PROFIT / LOSS

Loss from operations for the three months ended June 30, 2013 was $66,238 compared to a loss from operations for the three months ended June 30, 2012 of $13,827. Selling, general and administrative expenses decreased by $112,455, or 33%, from $339,411 to $226,956 mainly due to a decrease of $47,475 in commissions due to reduced sales in our electronics division and a decrease of $22,044 in regulatory engineering costs. Cost of sales decreased by $25,473, or 14.6% from $174,675 to $149,202, due to a decrease in direct material purchases of $54,448 coupled with a decrease in freight costs of $3,204.

NET LOSS AND NET LOSS PER SHARE

Net loss for the three months ended June 30, 2013 was $66,238, or $0.00 per share, compared to a net loss for the three months ended June 30, 2012 of $13,827 or $0.00 per share. Interest income decreased $91 to $1,352 in the three months ended June 30, 2013, from $1,443 in the three months ended June 30, 2012, due to decreased funds invested in a money market account, offset by an increase in accrued interest receivable on a convertible note issued to Wellington.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2013, we had cash and cash equivalents of $31,844 as compared to $105,087 at March 31, 2013. The $73,243 decrease was primarily the result of cash used in operations during the three month period in the amount of $69,939, cash used by investing activities of $304 and cash used in financing activities in the amount of $3,000. Our cash will continue to be used for increased marketing costs, and the related administrative expenses, in order to attempt to increase our revenue.  We expect to have enough cash to fund operations for the next twelve months. Our note payable of $144,990 at June 30, 2013, is secured and collateralized by restricted cash of $232,086. This note bears an interest rate of 2% above the rate of the savings account. The interest rate at June 30, 2013 was 2.20% and is payable upon demand.

Future Sources of Liquidity:

We expect that growth in profitable revenues and continued focus on new customers will enable us to continue to generate cash flows from operating activities during fiscal 2014.

If we do not generate sufficient cash from operations, face unanticipated cash needs or do not otherwise have sufficient cash, we may need to consider the sale of certain intellectual property which does not support the Company’s operations. In addition, we have the ability to reduce certain expenses depending on the level of business operation.

Based on current expectations, we believe that our existing cash of $31,844 as of June 30, 2013 and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash used by operating activities was $69,939 for the three months ended June 30, 2013, as compared to net cash used by operating activities of $19,290 for the three months ended June 30, 2012.  The use of cash during the three months ended June 30, 2013 was primarily due to net loss of $66,238 and an increase in operating liabilities of $1,596, and a decrease in net operating assets of $8,658.

INVESTING ACTIVITIES

For the three months ended June 30, 2013, net cash used in investing activities was $304 due to the deposits into the restricted cash account.

Net cash provided by investing activities was $7,825 for the three months ended June 30, 2012, mainly as a result of the payments received on the secured convertible note.

FINANCING ACTIVITIES

For the three months ended June 30, 2013 and 2012, net cash used in financing activities was $3,000, which were repayments on a note from a commercial bank to facilitate our acquisition of AIU.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Ru1e 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended June 30, 2013, there were no changes in the Company's internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended March 31, 2013.

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
August 19, 2013