Form 10-Q
period 2013-09-30
ADM TRONICS UNLIMITED INC/DE
filed 2013-11-14
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

56,939,537 shares of Common Stock, $.0005 par value, as of November 14, 2013.

ADM TRONICS UNLIMITED, INC., AND SUBSIDIARIES

INDEX
		Page Number
Part I - Financial Information

Item 1.	Condensed Consolidated Financial Statements:

	Condensed Consolidated Balance Sheet - September 30, 2013 (unaudited) and March 31, 2013	3

	Condensed Consolidated Statements of Operations
	for the three and six months ended September 30, 2013 and 2012 (unaudited)	4

	Condensed Consolidated Statements of Cash Flow
	for the three and six months ended September 30, 2013 and 2012 (unaudited)	5

	Notes to the Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Item 4.	Controls and Procedures	15

Part II - Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Other Information	15

Item 5.	Exhibits	15

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2013	March 31, 2013
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$28,906	$105,087
Accounts receivable, net of allowance for doubtful accounts of $500 for each of the periods	178,625	159,126
Inventories	205,806	121,993
Prepaid expenses and other current assets	21,455	20,320
Restricted cash	232,175	231,782

Total current assets	666,967	638,308

Property and equipment, net of accumulated depreciation of $66,363 and $53,574, respectively	10,953	14,292

Inventories - long-term portion	52,885	113,935
Secured convertible note receivable, including interest of $18,852 and $16,700, respectively	60,852	58,700
Advances to related parties	11,916	11,916
Intangible assets, net of accumulated amortization of $118,723 and $113,398, respectively	49,425	54,750
Other assets	15,834	15,834
Total other assets	201,865	269,427

Total assets	$868,832	$907,735

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Note payable - bank	$141,990	$147,990
Accounts payable	239,822	186,373
Accrued expenses and other current liabilities	419,604	385,845
Total current liabilities	801,416	720,208

Total liabilities	801,416	720,208

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 authorized, 59,939,537 shares issued and outstanding at September 30, 2013 and March 31, 2013, respectively	29,970	29,970
Additional paid-in capital	32,275,594	32,275,594
Accumulated deficit	(32,238,148)	(32,118,037)
Total stockholders' equity	67,416	187,527

Total liabilities and stockholders' equity	$868,832	$907,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

\

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012

Net revenues	$389,972	$384,673	$712,411	$901,912

Cost of sales	192,153	179,118	341,355	353,793

Gross Profit	197,819	205,555	371,056	548,119

Operating expenses:
Research and development	10,429	9,143	19,102	18,274
Selling, general and administrative	237,466	280,652	464,423	620,063
Depreciation and amortization	4,258	4,713	8,664	12,116

Total operating expenses	252,153	294,508	492,189	650,453

Loss from operations	(54,334)	(88,953)	(121,133)	(102,334)

Other income (expense):
Interest income	1,241	1,302	2,593	2,745
Interest expense	(781)	(1,904)	(1,571)	(3,793)
Total other income (expense)	460	(602)	1,022	(1,048)

Net Loss	$(53,873)	$(89,555)	$(120,111)	$(103,382)

Basic and diluted (loss) per common share:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares of common stock outstanding - basic and diluted	59,939,537	56,939,537	59,939,537	56,939,537

The accompanying notes are an integral part of these

condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30,

(Unaudited)

	2013	2012
Cash flows from operating activities:
Net loss	$(120,111)	$(103,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,664	12,116
Interest receivable	(2,152)	(2,276)
Bad debt expense	-	171
Accounts receivable	(19,499)	72,169
Inventory	(22,763)	(14,578)
Prepaid expenses and other current assets	(1,135)	2,506
Accounts payable	53,449	5,589
Accrued fees	-	18,185
Customer deposit	-	(21,023)
Accrued expenses and other current liabilities	33,759	(28,885)
Net cash used in operating activities	(69,788)	(59,408)

Cash flows from investing activities:
Repayment from secured convertible debt	-	8,000
Restricted cash	(393)	(327)
Net cash (used) in provided by investing activities	(393)	7,673

Cash flows used in financing activities:
Repayments on note payable - Bank	(6,000)	(6,010)

Net cash used in financing activities	(6,000)	(6,010)

Net decrease in cash	(76,181)	(57,745)

Cash and cash equivalents - beginning	105,087	299,156

Cash and cash equivalents - end	$28,906	$241,411

Cash paid for:
Interest	$1,571	$2,115

The accompanying notes are an integral part of these

condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

(Unaudited)

NOTE 1 - ORGANIZATIONAL MATTERS

ADM Tronics Unlimited, Inc. ("we", "us", the “Company" or "ADM"), was incorporated under the laws of the state of Delaware on November 24, 1969. We are authorized under our Certificate of Incorporation to issue 150,000,000 common shares, with $.0005 par value, and 5,000,000 preferred shares with $.01 par value.

The accompanying condensed consolidated financial statements as of September 30, 2013 (unaudited) and March 31, 2013 and for the three and six month period ended September 30, 2013 and 2012 (unaudited) have been prepared by ADM pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and explanatory notes for the year ended March 31, 2013 as disclosed in our annual report on Form 10-K for that year . The results of the three and six months ended September 30, 2013 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending March 31, 2014.

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

The Company is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. Our operations are conducted through ADM Tronics Unlimited, Inc. ("ADM") and its subsidiaries, Pegasus Laboratories, Inc. ("Pegasus"), Sonotron Medical Systems, Inc. ("SMI") and Action Industries Unlimited LLC (“Action”). As of July 14, 2011, ADM owned approximately 100%, 94% and 100% of the outstanding capital stock of Pegasus, SMI and Action, respectively. On April 1, 2012 Pegasus ceased operations and its assets were transferred to the Company. On April 1, 2013 Action ceased operations and its assets were transferred to the Company. In addition, the Company owns a minority interest in Montvale Technologies, Inc., (formerly known as Ivivi Technologies, Inc.) (“ITI”), which until October 18, 2006 was operated as a subsidiary of the Company. ITI was deconsolidated as of October 18, 2006 upon the consummation of ITI’s initial public offering, as we no longer owned a majority of the outstanding common stock of ITI and do not control ITI’s operations, but can exert significant influence based on the percentage of ITI’s stock owned by us. As a result, our investment in ITI from October 18, 2006 through March 31, 2008 was reported under the equity method of accounting. Since April 1, 2008, we report our investment in ITI at fair value. We owned approximately 28.9% of the outstanding capital stock of ITI. On February 12, 2010 substantially all of the assets of ITI were sold to Ivivi Health Sciences, LLC (“IHS”) an unaffiliated entity controlled by ITI’s former Chairman of the Board. Concurrent with such asset sale, the Company entered into agreements with IHS for services related to engineering and regulatory matters, and the previous manufacturing agreement with ITI was assigned to IHS.

Our chemical product line is principally comprised of water-based chemical products used in the food packaging and converting industries, and anti-static conductive paints, coatings and other products. These products are sold to customers located in the United States, Australia, Asia and Europe. Electronic equipment is manufactured in accordance with customer specifications on a contract basis. Our electronic device product line consists principally of proprietary devices used in diagnostics and therapeutics of humans and animals and, through our Action Industries Unlimited, LLC subsidiary (“Action”), electronic controllers for spas and hot tubs. These products are sold to customers located principally in the United States. We are registered with the FDA as a contract manufacturing facility and we manufacture medical devices for customers in accordance with their designs and specifications. We also provide research, development and engineering services to customers. Our Sonotron Medical Systems, Inc. subsidiary is involved in medical electronic therapeutic technology and our Pegasus Laboratories, Inc. (“Pegasus”) is involved in topical dermatological products. As of April 1, 2012 and April 1 2013, Pegasus and Action, respectively, ceased operations and all assets were transferred to the Company.

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

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser. We offer a limited 90 day warranty on our electronics products and a limited 5 year warranty on our electronic controllers for spas and hot tubs. We have no other post shipment obligations. Based on prior experience, no amounts have been accrued for potential warranty costs and actual costs were less than $500 for each of the six months ended September 30, 2013 and 2012. For contract manufacturing, revenues are recognized after shipment of the completed products.

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

NET LOSS PER SHARE

The Company computes basic loss per share by dividing the Company's net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted loss per share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss for all periods presented, the impact of the assumed exercise of the stock options is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the three and six month periods ended September 30, 2013 and 2012, there were 5,600,000 and -0- common stock equivalent shares, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any other recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

NOTE 3 - INVENTORY

Inventory at September 30, 2013 consisted of the following:

	Current	Long Term	Total
Raw materials	$186,853	$28,042	$214,895
Finished Goods	18,953	24,843	43,796
	$205,806	$52,885	$258,691

Inventory at March 31, 2013 consisted of the following:

	Current	Long Term	Total
Raw materials	$71,900	$92,781	$164,681
Finished Goods	50,093	21,154	71,247
	$121,993	$113,935	$235,928

The Company values its inventories at the first in, first out ("FIFO") method at the lower of cost or market.

NOTE 4 – SECURED CONVERTIBLE NOTE RECEIVABLE

On June 4, 2009 the Company invested a total of $50,000 consisting of $10,000 provided in cash and $40,000 in services to Wellington Scientific, LLC (Wellington). Wellington has rights to an electronic uroflowmetry diagnostic technology and issued a convertible note to the Company for a principal amount of $50,000 with an interest rate of 10% due at various dates through July 15, 2012.  The total of the note receivable and accrued interest at September 30, 2013 and March 31, 2013 was $60,852 and $58,700, respectively. At the option of the Company, the Note is convertible in whole or in part, into equity of Wellington.

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

As of November 14, 2013, the loan has not yet been repaid.

Note 5 – INTANGIBLE ASSETS

Intangible assets are being amortized using the straight line method over periods ranging from 3-15 years with a weighted average remaining life of approximately 7.05 years.

	September 30, 2013				March 31, 2013
	Cost	Amortization Period (years)	Accumulated Amortization	Net Carrying Amount	Cost	Amortization Period (years)	Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$82,702	15	$(65,274)	$17,428	$82,702	15	$(64,369)	$18,333
Formulas	25,446	15	(7,139)	18,307	25,446	15	(6,291)	19,155
Non-Compete Agreement	50,000	7	(36,310)	13,690	50,000	7	(32,738)	17,262
Customer List	10,000	3	(10,000)	-	10,000	3	(10,000)	-
	$168,148		$(118,723)	$49,425	$168,148		$(113,398)	$54,750

Amortization expense was $5,325 and $6,392 for the six months ended September 30, 2013 and 2012, respectively.

Estimated aggregate future amortization expense related to intangible assets is as follows:

2014	$5,504
2015	10,778
2016	6,068
2017	3,092
2018	3,092
Thereafter	20,891
$49,425

NOTE 6 - CONCENTRATIONS

During the three month period ended September 30, 2013, two customers accounted for 26% of our revenue.

During the three month period ended September 30, 2012, three customers accounted for 40% of our revenue.

During the six month period ended September 30, 2013, two customers accounted for 27% of our revenue. As of September 30, 2013, two customers represented approximately 39% of our accounts receivable.

During the six month period ended September 30, 2012, one customer accounted for 19% of our revenue.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Revenues from foreign customers represented $85,145 of net revenue or 21.8% for the three months ended September 30, 2013 and $132,099 of net revenue or 18.5% for the six months ended September 30, 2013. Revenues from foreign customers represented $58,533 of net revenue or 15.2% for the three months ended September 30, 2012 and $95,614 of net revenue or 10.6% for the six months ended September 30, 2012.

Accounts receivable from foreign entities as of September 30, 2013 were $6,966.

NOTE 7 – SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Electronics	Total
Three months ended September 30, 2013
Revenue from external customers	$290,294	$99,678	$389,972
Segment operating income (loss)	$51,225	$(105,559)	$(54,334)

Three months ended September 30, 2012
Revenue from external customers	$258,974	$125,699	$384,673
Segment operating income (loss)	$34,879	$(123,832)	$(88,953)

Six months ended September 30, 2013
Revenue from external customers	$540,074	$172,337	$712,411
Segment operating income (loss)	$121,796	$(242,929)	$(121,133)

Six months ended September 30, 2012
Revenue from external customers	$548,938	$352,974	$901,912
Segment operating income (loss)	$100,065	$(202,399)	$(102,334)

Total assets at September 30, 2013	$648,070	$220,762	$868,832

Total assets at March 31, 2013	$589,739	$317,996	$907,735

NOTE 8 - RELATED PARTY TRANSACTIONS

ADVANCES TO RELATED PARTIES

As of September 30, 2013 and March 31, 2013, ADM was owed $0 from advances made to an officer. No advances have been made since 2000. The previous balance, now paid in full, had an interest rate of 3% per year. Total accrued interest at September 30, 2013 and March 31, 2013 was $11,916.

NOTE 9 – NOTE PAYABLE, BANK

On August 21, 2008, the Company entered into a note payable with a commercial bank in the amount of $200,000.  This note bears interest at a rate of 2% above the interest rate for the Company’s savings account at this bank and is secured by cash on deposit with the institution, which is classified as restricted cash.  Amounts outstanding under the note are payable on demand, and interest is payable monthly. The principal balance of the note at September 30, 2013 and March 31, 2013 was $141,990 and $147,990, respectively.

NOTE 10 – OPTIONS OUTSTANDING

During March 2013, ADM Granted an aggregate 5,600,000 stock options to employees and consultants expiring at various dates through fiscal 2015. The options had various exercise prices and were fully vested at the date of grant. The options were valued at $55,997 using Black Scholes option pricing model with the following assumptions: risk free interest rate of 4.9%, volatility of 414%, estimated useful life of 1.5 years and dividend rate of 0%. The following table summarizes information on all common share purchase options issued by us as of September 30, 2013 and 2012.

	2013		2012
	# of Shares	Weighted Average Exercise Price	# of Shares	Weighted Average Exercise Price

Outstanding, beginning of year	5,600,000	$0.01	-	$-

Issued	-	-	-	-

Expired	-	-	-	-

Outstanding, September 30	5,600,000	$0.01	-	$-

Exercisable, September 30	5,600,000	$0.01	-	$-

NOTE 11 – COMMITMENTS

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2019. The Company’s future minimum lease commitment at September 30, 2013 is as follows:

Fiscal Year	Per year
2014	$51,344
2015	104,625
2016	104,625
2017	104,625
2018	104,625
Thereafter	26,156
$496,000

Rental and real estate tax expense for all facilities for the six months ended September 30, 2013 and 2012 was approximately $62,000 and $54,000, respectively.

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

●

We were paid at the rate of $26,000 per month by IHS for these services; in June 2010, it was agreed that IHS would pay approximately $11,000 for June 2010 and approximately $5,000 per month thereafter for reduced services performed by ADM. In May, 2011 IHS agreed to pay ADM approximately $16,800 per month for increased services for one (1) year and then on a month-to-month basis. In August 2012 IHS agreed to pay ADM approximately $6,000 per month for reduced services on a month-to-month basis. Pursuant to this agreement, revenues from engineering services to IHS for the three and six months ended September 30, 2013 were $19,096 and $18,551 respectively.

MANUFACTURING AGREEMENT

Under the terms of the February 12, 2010 manufacturing agreement with IHS, ADM has agreed to serve as the exclusive manufacturer of all current and future medical and non-medical electronic and other electronic devices or products to be sold or rented by IHS. For each product that ADM manufactures, IHS pays ADM an amount equal to 120% of the sum of (i) the actual invoiced cost for raw materials, parts, components or other physical items that are used in the manufacture of product and actually purchased for such entity by ADM, if any, plus (ii) a labor charge based on ADM’s standard hourly manufacturing labor rate, which ADM believes is more favorable than could be obtained from unaffiliated third parties. Under the terms of the Agreement, if ADM is unable to perform its obligations to IHS under the manufacturing agreement or is otherwise in breach of any provision of the manufacturing agreement, IHS has the right, without penalty, to engage third parties to manufacture some or all of its products. In addition, if IHS elects to utilize a third-party manufacturer to supplement the manufacturing being completed by ADM, IHS has the right to require ADM to accept delivery of its products from these third-party manufacturers, finalize the manufacture of the products to the extent necessary to ensure that the design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process have been met.

Pursuant to the manufacturing agreement, sales of finished goods to IHS for the three and six months ended September 30, 2013 were $33,724 and $84,086, respectively.

NOTE 12 – LIQUIDITY

Management expects that growth in profitable revenues and continued focus on new customers will enable the Company to increase cash flows from operating activities. If management does not generate sufficient cash flows from operations, faces unanticipated cash needs, or does not otherwise have sufficient cash, they may need to consider the sale of certain intellectual property, which does not support the Company’s operations. In addition, management has the ability to reduce certain expenses depending on the level of business operations.

NOTE 13 – SUBSEQUENT EVENTS

We evaluated all subsequent events from the date of the balance sheet through the issuance date of this report and determined that there are no events or transactions occurring during the subsequent event reporting period which require recognition or disclosure in the condensed financial statements.

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

BUSINESS OVERVIEW

ADM is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. During the six months ended September 30, 2013 and 2012, our operations are conducted through ADM Tronics Unlimited, Inc. ("ADM") and its subsidiaries, Sonotron Medical Systems, Inc. ("SMI") and Action Industries Unlimited LLC ("Action"). On April 1, 2013 Action ceased operations and its assets were transferred to the Company. In addition, the Company owns a minority interest in Montvale Technologies, Inc. (formerly known as Ivivi Technologies, Inc.) ("ITI"), which until October 18, 2006 was operated as a subsidiary of the Company. ITI was deconsolidated as of October 18, 2006 upon the consummation of ITI's initial public offering. Our investment in ITI from October 18, 2006 through March 31, 2008 was reported under the equity method of accounting. Since April 1, 2008 we reported our investment in ITI at fair value. As reported by ITI, on February 12, 2010 all of ITI’s assets were acquired by IHS, an unaffiliated entity controlled by ITI’s former Chairman of the Board. Concurrent with such asset sale, the Company entered into agreements with IHS for services related to engineering and regulatory matters, and the previous manufacturing agreement with ITI was assigned to IHS.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AS COMPARED TO SEPTEMBER 30, 2012

REVENUES

Revenues were $389,972 for the three months ended September 30, 2013 as compared to $384,673 for the three months ended September 30, 2012, an increase of $5,299, or 1.4%. The increase resulted from a decrease in sales to customers in our electronics division of 21% and an increase in our chemical sales of 12%.

Gross profit was $197,819, or 50.7%, for the three months ended September 30, 2013 and $205,555, or 53.4% for the three months ended September 30, 2012. Gross profit percentage increased in our chemical division 33% coupled with a decrease in gross profit percentage of 47% in our electronics division mostly due to a decrease in sales of $26,021.

We are highly dependent upon certain customers to generate our revenues. During the three month period ended September 30, 2013, two customers accounted for 26% of our revenue.

The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results.

OPERATING PROFIT / LOSS

Loss from operations for the three months ended September 30, 2013 was $54,334 compared to a loss from operations for the three months ended September 30, 2012 of $88,953. Selling, general and administrative expenses decreased by $43,186, or 15%, from $280,652 to $237,466 mainly due to a decrease of $42,522 in regulatory expense. Cost of sales increased by $13,035, or 7% from $179,118 to $192,153, due to an inventory write down of $31,852 in our electronics division coupled with decreases in freight costs of $1,811 and salary expense of $6,268.

NET LOSS AND NET LOSS PER SHARE

Net loss for the three months ended September 30, 2013 was $53,873, or $0.00 per share, compared to a net loss for the three months ended September 30, 2012 of $89,555 or $0.00 per share. Interest income decreased $61 to $1,241 in the three months ended September 30, 2013, from $1,302 in the three months ended September 30, 2012, due to decreased funds invested in a money market account, offset by an increase in accrued interest receivable on a convertible note issued to Wellington.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2013 AS COMPARED TO SEPTEMBER 30, 2012

REVENUES

Revenues were $712,411 for the six months ended September 30, 2013 as compared to $901,912 for the six months ended September 30, 2012, a decrease of $189,501, or 21%. The decrease resulted from a decrease in sales to customers in our electronics division of 51% and an increase in our chemical sales of 2%.

Gross profit was $371,056, or 52.1%, for the six months ended September 30, 2013 and $548,119, or 60.8% for the six months ended September 30, 2012. Gross profit percentage decreased in our chemical division 4% coupled with a decrease in gross profit percentage of 56% in our electronics division.

We are highly dependent upon certain customers to generate our revenues. During the six month period ended September 30, 2013, two customers accounted for 27% of our revenue.

The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results.

OPERATING PROFIT / LOSS

Loss from operations for the six months ended September 30, 2013 was $121,133 compared to a loss from operations for the six months ended September 30, 2012 of $102,334. Selling, general and administrative expenses decreased by $155,640, or 25%, from $620,063 to $464,423 mainly due to a decrease of $69,667 in regulatory expense, a decrease of $46,297 in commissions and a decrease of $10,980 in advertising. Cost of sales decreased by $12,438, or 3.5% from $353,793 to $341,355, due to a decrease in direct material purchases of $24,832 coupled with decreases in freight costs of $5,112 and shop supplies of $4,387.

NET LOSS AND NET LOSS PER SHARE

Net loss for the six months ended September 30, 2013 was $120,111, or $0.00 per share, compared to a net loss for the six months ended September 30, 2012 of $103,382 or $0.00 per share. Interest income decreased $152 to $2,593 in the six months ended September 30, 2013, from $2,745 in the six months ended September 30, 2012, due to decreased funds invested in a money market account, offset by an increase in accrued interest receivable on a convertible note issued to Wellington.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2013, we had cash and cash equivalents of $28,906 as compared to $105,087 at March 31, 2013. The $76,181 decrease was primarily the result of cash used in operations during the six month period in the amount of $69,788, cash used by investing activities of $393 and cash used in financing activities in the amount of $6,000. Our cash will continue to be used for increased marketing costs, and the related administrative expenses, in order to attempt to increase our revenue.  We expect to have enough cash to fund operations for the next twelve months. Our note payable of $141,990 at September 30, 2013, is secured and collateralized by restricted cash of $232,175. This note bears an interest rate of 2% above the rate of the savings account. The interest rate at September 30, 2013 was 2.20% and is payable upon demand.

Future Sources of Liquidity:

We expect our primary source of cash during fiscal 2014 to be net cash provided by operating activities. We expect that growth in profitable revenues and continued focus on new customers will enable us to generate cash flows from operating activities. If we do not generate sufficient cash from operations, face unanticipated cash needs or do not otherwise have sufficient cash, we may need to consider the sale of certain intellectual property which does not support the Company’s operations. In addition, we have the ability to reduce certain expenses depending on the level of business operation.

Based on current expectations, we believe that our existing cash of $28,906 as of September 30, 2013 and our net cash provided by operating activities and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash used by operating activities was $69,788 for the six months ended September 30, 2013, as compared to net cash used in operating activities of $59,408 for the six months ended September 30, 2012.  The use of cash during the six months ended September 30, 2013 was primarily due to net loss of $120,111 and an increase in operating liabilities of $87,208, and a decrease in net operating assets of $45,549.

INVESTING ACTIVITIES

For the six months ended September 30, 2013, net cash used in investing activities was $393 due to the deposits into the restricted cash account.

For the six months ended September 30, 2012, net cash provided by investing activities was $7,673 mainly due to the collections against our secured convertible note.

FINANCING ACTIVITIES

For the six months ended September 30, 2013, net cash used in financing activities was $6,000, which was used for repayment on a note from a commercial bank to facilitate our acquisition of AIU.

For the six months ended September 30, 2012, net cash used in financing activities was $6,010 which was used for repayment on a note from a commercial bank to facilitate our acquisition of AIU.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Ru1e 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended September 30, 2013, there were no changes in the Company's internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. OTHER INFORMATION

None

ITEM 5. EXHIBITS.

(a) Exhibit No.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADM TRONICS UNLIMITED, INC.
(Registrant)

	By:	/s/ Andre' DiMino
Andre' DiMino, Chief Executive
Officer and Chief Financial Officer

Dated: Northvale, New Jersey
November 14, 2013