Form 10-Q
period 2013-12-31
ADM TRONICS UNLIMITED INC/DE
filed 2014-02-19
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

59,939,537 shares of Common Stock, $.0005 par value, as of February 19, 2014.

ADM TRONICS UNLIMITED, INC., AND SUBSIDIARIES

INDEX
		Page Number
Part I - Financial Information

Item 1.	Condensed Consolidated Financial Statements:

	Condensed Consolidated Balance Sheet - December 31, 2013 (unaudited) and March 31, 2013	3

	Condensed Consolidated Statements of Operations for the three and nine months ended December 31, 2013 and 2012 (unaudited)	4

	Condensed Consolidated Statements of Cash Flow for the three and nine months ended December 31, 2013 and 2012 (unaudited)	5

	Notes to the Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

Part II - Other Information

Item 1.	Legal Proceedings	16

Item 1A.	Risk Factors	16

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	17

Item 4.	Other Information	17

Item 5.	Exhibits	17

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2013 (Unaudited)	March 31, 2013
ASSETS

Current assets:
Cash and cash equivalents	$15,206	$105,087
Accounts receivable, net of allowance for doubtful accounts of $1,500 and $500, respectively	222,540	159,126
Inventories	195,280	121,993
Prepaid expenses and other current assets	10,343	20,320
Restricted cash	232,264	231,782

Total current assets	675,633	638,308

Property and equipment, net of accumulated depreciation of $67,835 and $63,024, respectively	9,480	14,292

Inventories - long-term portion	49,862	113,935
Secured convertible note receivable, including interest of $19,864 and $16,700, respectively	61,864	58,700
Advances to related parties	1,296	11,916
Intangible assets, net of accumulated amortization of $120,195 and $113,398, respectively	47,953	54,750
Other assets	15,955	15,834
Total other assets	186,410	269,427

Total assets	$862,043	$907,735

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Note payable - bank	$138,990	$147,990
Accounts payable	212,154	186,373
Accrued expenses and other current liabilities	410,946	385,845
Total current liabilities	762,090	720,208

Total liabilities	762,090	720,208

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 authorized, 59,939,537 shares issued and outstanding at December 31, 2013 and March 31, 2013, respectively	29,970	29,970
Additional paid-in capital	32,275,594	32,275,594
Accumulated deficit	(32,205,611)	(32,118,037)
Total stockholders' equity	99,953	187,527

Total liabilities and stockholders' equity	$862,043	$907,735

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2013	2012	2013	2012

Net revenues	$412,331	$306,522	$1,124,742	$1,208,434

Cost of sales	182,759	148,090	524,114	501,883

Gross Profit	229,572	158,432	600,628	706,551

Operating expenses:
Research and development	17,411	6,999	36,513	25,273
Selling, general and administrative	177,672	338,510	642,095	958,573
Depreciation and amortization	2,944	4,780	11,608	16,896

Total operating expenses	198,027	350,289	690,216	1,000,742

Income (loss) from operations	31,545	(191,857)	(89,588)	(294,191)

Other income (expense):
Interest income	1,123	1,038	3,716	3,783
Interest expense	(131)	(1,856)	(1,702)	(5,649)
Total other income (expense)	992	(818)	2,014	(1,866)

Net income (loss)	$32,537	$(192,675)	$(87,574)	$(296,057)

Basic and diluted (loss) per common share:	$0.00	$(0.00)	$(0.00)	$(0.01)

Weighted average shares of common stock outstanding - basic and diluted	59,939,537	56,939,537	59,939,537	56,939,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31,

(Unaudited)

	2013	2012
Cash flows from operating activities:
Net loss	$(87,574)	$(296,057)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,608	16,896
Stock based compensation	-	50,000
Interest receivable	(3,164)	(3,313)
Bad debt	1,000	171
Increase (decrease) in cash flows as a result of changes in net assets and liabilities balances:
Accounts receivable	(64,414)	128,537
Inventory	(9,214)	(50,696)
Prepaid expenses and other current assets	9,979	8,948
Other assets	(121)	-
Accounts payable	25,781	67,333
Customer deposit	-	(21,023)
Accrued expenses and other current liabilities	25,100	15,685
Net cash used in operating activities	(91,019)	(83,519)

Cash flows from investing activities:
Repayment from related party	10,620	-
Repayment from secured convertible debt	-	8,000
Restricted cash	(482)	(327)
Net cash provided by investing activities	10,138	7,673

Cash flows used in financing activities:
Repayments on note payable - Bank	(9,000)	(9,010)
Net cash used in financing activities	(9,000)	(9,010)

Net decrease in cash	(89,881)	(84,856)

Cash and cash equivalents - beginning	105,087	299,156

Cash and cash equivalents - end	$15,206	$214,300

Cash paid for:
Interest	$2,337	$2,115

The accompanying notes are an integral part of these condensed consolidated financial statements.

 ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2013 AND 2012

(Unaudited)

NOTE 1 - ORGANIZATIONAL MATTERS

ADM Tronics Unlimited, Inc. ("we", "us", the “Company" or "ADM"), was incorporated under the laws of the state of Delaware on November 24, 1969. We are authorized under our Certificate of Incorporation to issue 150,000,000 common shares, with $.0005 par value, and 5,000,000 preferred shares with $.01 par value.

The accompanying condensed consolidated financial statements as of December 31, 2013 (unaudited) and March 31, 2013 and for the three and nine month period ended December 31, 2013 and 2012 (unaudited) have been prepared by ADM pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and explanatory notes for the year ended March 31, 2013 as disclosed in our annual report on Form 10-K for that year . The results of the three and nine months ended December 31, 2013 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending March 31, 2014.

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

The Company is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. Our operations are conducted through ADM Tronics Unlimited, Inc. ("ADM") and its subsidiaries, Pegasus Laboratories, Inc. ("Pegasus"), Sonotron Medical Systems, Inc. ("SMI") and Action Industries Unlimited LLC (“Action”). As of July 14, 2011, ADM owned approximately 100%, 94% and 100% of the outstanding capital stock of Pegasus, SMI and Action, respectively. On April 1, 2012 Pegasus ceased operations and its assets were transferred to the Company. On April 1, 2013 Action ceased operations and its assets were transferred to the Company. In addition, the Company owned a minority interest in Montvale Technologies, Inc., (formerly known as Ivivi Technologies, Inc.) (“ITI”), which until October 18, 2006 was operated as a subsidiary of the Company. ITI was deconsolidated as of October 18, 2006 upon the consummation of ITI’s initial public offering, as we no longer owned a majority of the outstanding common stock of ITI and did not control ITI’s operations, but could exert significant influence based on the percentage of ITI’s stock owned by us. As a result, our investment in ITI from October 18, 2006 through March 31, 2008 was reported under the equity method of accounting. Effective April 1, 2008, we report our investment in ITI at fair value. We owned approximately 28.9% of the outstanding capital stock of ITI. On February 12, 2010 substantially all of the assets of ITI were sold to Ivivi Health Sciences, LLC (“IHS”) an unaffiliated entity controlled by ITI’s former Chairman of the Board. Concurrent with such asset sale, the Company entered into agreements with IHS for services related to engineering and regulatory matters, and the previous manufacturing agreement with ITI was assigned to IHS.

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

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser. We offer a limited 90 day warranty on our electronics products and a limited 5 year warranty on our electronic controllers for spas and hot tubs. We have no other post shipment obligations. Based on prior experience, no amounts have been accrued for potential warranty costs and actual costs were less than $500 for each of the nine months ended December 31, 2013 and 2012. For contract manufacturing, revenues are recognized after shipment of the completed products.

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

NET LOSS PER SHARE

The Company computes basic loss per share by dividing the Company's net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share excludes potential common shares if the effect is anti-dilutive. Diluted loss per share is determined in the same manner as basic loss per share except that the number of shares is increased assuming exercise of dilutive stock options and warrants using the treasury stock method. As the Company had a net loss for all periods presented, the impact of the assumed exercise of the stock options is anti-dilutive and as such, these amounts have been excluded from the calculation of diluted loss per share. For the three and nine month periods ended December 31, 2013 and 2012, there were 5,600,000 and -0- common stock equivalent shares, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any other recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying unaudited condensed consolidated financial statements.

NOTE 3 - INVENTORY

Inventory at December 31, 2013, consisted of the following:

	Current	Long Term	Total
Raw materials	$179,515	$27,608	$207,123
Finished Goods	15,765	22,254	38,019
	$195,280	$49,862	$245,142

Inventory at March 31, 2013, consisted of the following:

	Current	Long Term	Total
Raw materials	$71,900	$92,781	$164,681
Finished Goods	50,093	21,154	71,247
	$121,993	$113,935	$235,928

The Company values its inventories at the first in, first out ("FIFO") method at the lower of cost or market.

NOTE 4 – SECURED CONVERTIBLE NOTE RECEIVABLE

On June 4, 2009 the Company invested a total of $50,000 consisting of $10,000 provided in cash and $40,000 in services to Wellington Scientific, LLC (Wellington). Wellington has rights to an electronic uroflowmetry diagnostic technology and issued a convertible note to the Company for a principal amount of $50,000 with an interest rate of 10% due at various dates through July 15, 2012.  The total of the note receivable and accrued interest at December 31, 2013 and March 31, 2013 was $61,894 and $58,700, respectively. At the option of the Company, the Note is convertible in whole or in part, into equity of Wellington.

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

As of February 19, 2014, the loan has not yet been repaid.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets are being amortized using the straight line method over periods ranging from 3-15 years with a weighted average remaining life of approximately 6.82 years.

	December 31, 2013				March 31, 2013
	Cost	Weighted Average Amortization Period (years)	Accumulated Amortization	Net Carrying Amount	Cost	Weighted Average Amortization Period (years)	Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$82,702	15	$(65,727)	$16,975	$82,702	15	$(64,369)	$18,333
Formulas	25,446	15	(7,563)	17,883	25,446	15	(6,291)	19,155
Non-Compete Agreement	50,000	7	(36,905)	13,095	50,000	7	(32,738)	17,262
Customer List	10,000	3	(10,000)	-	10,000	3	(10,000)	-
	$168,148		$(120,195)	$47,953	$168,148		$(113,398)	$54,750

Amortization expense was $6,797 and $9,206 for the nine months ended December 31, 2013 and 2012, respectively.

Estimated aggregate future amortization expense related to intangible assets for the twelve months ending December 31st, is as follows:

2014	$10,778
2015	9,587
2016	3,092
2017	3,092
2018	3,092
Thereafter	18,312
$47,953

NOTE 6 - CONCENTRATIONS

During the three month period ended December 31, 2013, two customers accounted for 23% of our revenue. As of December 31, 2013, three customers accounted for 36% of our receivables.

During the three month period ended December 31, 2012, three customers accounted for 41% of our revenue.

During the nine month period ended December 31, 2013, two customers accounted for 26% of our revenue. As of December 31, 2013, three customers represented approximately 36% of our accounts receivable.

During the nine month period ended December 31, 2012, three customers accounted for 39% of our revenue.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Revenues from foreign customers represented $61,229 of net revenue or 12.6% for the three months ended December 31, 2013 and $188,603 of net revenue or 16.6% for the nine months ended December 31, 2013. Revenues from foreign customers represented $30,741 of net revenue or 6.8% for the three months ended December 31, 2012 and $153,539 of net revenue or 11.4% for the nine months ended December 31, 2012.

Accounts receivable from foreign entities as of December 31, 2013 and March 31, 2013 were $10,116 and $3,916, respectively.

NOTE 7 - SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Electronics	Total
Three months ended December 31, 2013
Revenue from external customers	$207,712	$204,619	$412,331
Segment operating income (loss)	$19,933	$11,612	$31,545

Three months ended December 31, 2012
Revenue from external customers	$266,061	$40,461	$306,522
Segment operating income (loss)	$5,716	$(197,573)	$(191,857)

Nine months ended December 31, 2013
Revenue from external customers	$747,786	$376,956	$1,124,742
Segment operating income (loss)	$141,729	$(231,317)	$(89,588)

Nine months ended December 31, 2012
Revenue from external customers	$814,999	$393,435	$1,208,434
Segment operating income (loss)	$105,780	$(399,971)	$(294,191)

Total assets at December 31, 2013	$576,971	$285,072	$862,043

Total assets at March 31, 2013	$589,739	$317,996	$907,735

NOTE 8 - RELATED PARTY TRANSACTIONS

ADVANCES TO RELATED PARTIES

As of December 31, 2013 and March 31, 2013, ADM was owed $0 from advances made to an officer. No advances have been made since 2000. The previous balance, now paid in full, had an interest rate of 3% per year. Total accrued interest receivable at December 31, 2013 and March 31, 2013 was $1,296 and $11,916, respectively.

NOTE 9 – NOTE PAYABLE, BANK

On August 21, 2008, the Company entered into a note payable with a commercial bank in the amount of $200,000.  This note bears interest at a rate of 2% above the interest rate for the Company’s savings account at this bank and is secured by cash on deposit with the institution, which is classified as restricted cash.  Amounts outstanding under the note are payable on demand, and interest is payable monthly. The principal balance of the note at December 31, 2013 and March 31, 2013 was $138,990 and $147,990, respectively.

NOTE 10 – Options Outstanding

During March 2013, ADM granted an aggregate 5,600,000 stock options to employees and consultants expiring at various dates through fiscal 2015. The options had various exercise prices and were fully vested at the date of grant. The options were valued at $55,997 using Black Scholes option pricing model with the following assumptions: risk free interest rate of 4.9%, volatility of 414%, estimated useful life of 1.5 years and dividend rate of 0%. The following table summarizes information on all common share purchase options issued by us as of December 31, 2013 and 2012.

	2013		2012
	# of Shares	Weighted Average Exercise Price	# of Shares	Weighted Average Exercise Price

Outstanding, beginning of year	5,600,000	$0.01	-	-

Issued	-		5,000,000	$0.005

Expired	-		-

Outstanding, December 31,	5,600,000	$0.01	5,000,000	$0.005

Exercisable, December 31,	5,600,000	$0.01	5,000,000	$0.005

NOTE 11 – COMMITMENTS

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2019. The Company’s future minimum lease payments required under the lease at December 31, 2013 are as follows:

Period Ending December 31,	Amount
2014	$104,625
2015	104,625
2016	104,625
2017	104,625
2018	104,625
Thereafter	52,313
$575,438

Rental and real estate tax expense for all facilities for the nine months ended December 31, 2013 and 2012 was approximately $94,000 and $77,000, respectively.

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

●

We were paid at the rate of $26,000 per month by IHS for these services; in June 2010, it was agreed that IHS would pay approximately $11,000 for June 2010 and approximately $5,000 per month thereafter for reduced services performed by ADM. In May, 2011 IHS agreed to pay ADM approximately $16,800 per month for increased services for one (1) year and then on a month-to-month basis. In August 2012 IHS agreed to pay ADM approximately $6,000 per month for reduced services on a month-to-month basis, and on October 1, 2013 the monthly amount to be paid by IHS was reduced to $3,000 plus additional amounts for individual projects requested time to time by IHS. Pursuant to this agreement, revenues from engineering services to IHS for the three and nine months ended December 31, 2013 were $19,096 and $18,551 respectively.

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

Pursuant to the manufacturing agreement, sales of finished goods to IHS for the three and nine months ended December 31, 2013 were $9,000 and $46,650, respectively.

LICENSE AND DISTRIBUTION AGREEMENT

On October 1, 2013 ADM and IHS entered into a License and Distribution Agreement pursuant to which ADM was granted an exclusive, worldwide license to manufacture, market, sell and distribute IHS’ pulsed electromagnetic field medical therapy products cleared by the FDA for the treatment of post-operative pain and edema. Pursuant to the Agreement ADM will pay to IHS quarterly royalties on revenues received from sales and rentals of the licensed products. The Agreement is for a period of three years subject to earlier termination in the case of default by either party or at the option of IHS with 60 days prior notice to ADM and payment of a termination fee to ADM.

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

NOTE 13 – SUBSEQUENT EVENTS

We evaluated all subsequent events from the date of the balance sheet through the issuance date of this report and determined that there are no events or transactions occurring during the subsequent event reporting period which require recognition or disclosure in the condensed consolidated financial statements.

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

BUSINESS OVERVIEW

ADM is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. During the nine months ended December 31, 2013 and 2012, our operations are conducted through ADM Tronics Unlimited, Inc. ("ADM") and its subsidiaries, Sonotron Medical Systems, Inc. ("SMI") and Action Industries Unlimited LLC ("Action"). As of April 1, 2012 and April 1, 2013 Pegasus and Action respectively ceased operations and all assets were transferred to the Company. In addition, the Company owns a minority interest in Montvale Technologies, Inc. (formerly known as Ivivi Technologies, Inc.) ("ITI"), which until October 18, 2006 was operated as a subsidiary of the Company. ITI was deconsolidated as of October 18, 2006 upon the consummation of ITI's initial public offering. Our investment in ITI from October 18, 2006 through March 31, 2008 was reported under the equity method of accounting. Since April 1, 2008 we reported our investment in ITI at fair value. As reported by ITI, on February 12, 2010 all of ITI’s assets were acquired by IHS, an unaffiliated entity controlled by ITI’s former Chairman of the Board. Concurrent with such asset sale, the Company entered into agreements with IHS for services related to engineering and regulatory matters, and the previous manufacturing agreement with ITI was assigned to IHS.

During the year ended March 31, 2012, we completed development of a new uroflowmetry diagnostic device (the “Flo-Med” device). In July, 2011 an order was received from a distributor for approximately $740,000 including a 25% cash deposit for the purchase of the Flo-Med device and related disposables. Production of the Flo-Med device and disposables continued and the complete order was fulfilled during the quarter ended June 30, 2012.

We are a technology-based developer and manufacturer of diversified lines of products in the following four areas: (1) environmentally safe chemical products for industrial use, (2) electronic products and engineering services for numerous industries, including therapeutic non-invasive electronic medical devices and electronic controllers for spas and hot tubs, (3) cosmetic and topical dermatological products and (4) antistatic paint and coatings products. We have historically derived most of our revenues from the development, manufacture and sale of chemical products, and, to a lesser extent, from our electronics and topical dermatological products.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2013 AS COMPARED TO DECEMBER 31, 2012

REVENUES

Revenues were $412,331 for the three months ended December 31, 2013 as compared to $306,522 for the three months ended December 31, 2012, an increase of $105,809, or 34.5%. The increase resulted from a decrease in sales to customers in our chemical division of 18% and an increase in our electronics sales of 56%.

Gross profit was $229,572, or 56.8%, for the three months ended December 31, 2013 and $158,432, or 51.7% for the three months ended December 31, 2012. Gross profit percentage increased in our chemical division 8% coupled with an increase in gross profit percentage of 87% in our electronics division mostly due to an increase in sales of $116,219

We are highly dependent upon certain customers to generate our revenues. During the three month period ended December 31, 2013, one customer accounted for 11% of our revenue.

The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results.

OPERATING PROFIT / LOSS

Income from operations for the three months ended December 31, 2013 was $31,545 compared to a loss from operations for the three months ended December 31, 2012 of $191,857. Selling, general and administrative expenses decreased by $160,838, or 47.5%, from $338,510 to $177,672 mainly due to a decrease of $63,947 in regulatory expense and $50,000 in stock based compensation. Cost of sales increased by $34,669, or 23.4% from $148,090 to $182,759, due to increased material costs related to the increased sales offset with decreases in salaries of $7,455.

NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE

Net income for the three months ended December 31, 2013 was $32,537, or $0.00 per share, compared to a net loss for the three months ended December 31, 2012 of $192,675 or $0.00 per share. Interest income decreased $85 to $1,123 in the three months ended December 31, 2013, from $1,038 in the three months ended December 31, 2012, due to decreased funds invested in a money market account, offset by an increase in accrued interest receivable on a convertible note issued to Wellington.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2013 AS COMPARED TO DECEMBER 31, 2012

REVENUES

Revenues were $1,124,742 for the nine months ended December 31, 2013 as compared to $1,208,434 for the nine months ended December 31, 2012, a decrease of $83,692, or 7%. The decrease resulted from a decrease in sales to customers in our electronics division of 4% coupled with a decrease in our chemical sales of 7%.

Gross profit was $600,628, or 53.8%, for the nine months ended December 31, 2013 and $706,551, or 58.4% for the nine months ended December 31, 2012. Gross profit percentage decreased in our chemical division 1% coupled with a decrease in gross profit percentage of 11% in our electronics division.

We are highly dependent upon certain customers to generate our revenues. During the nine month period ended December 31, 2013, two customers accounted for 26% of our revenue.

The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results.

OPERATING PROFIT / LOSS

Loss from operations for the nine months ended December 31, 2013 was $89,588 compared to a loss from operations for the nine months ended December 31, 2012 of $294,191. Selling, general and administrative expenses decreased by $316,478, or 33%, from $958,573, to $642,095 mainly due to a decrease of $122,252 in regulatory expense, a decrease of $50,000 in stock based compensation and a decrease of $66,256 in administrative salaries. Cost of sales increased by $22,231, or 4.4% from $501,884 to $524,114, due primarily to an increase in direct material purchases of $31,047 coupled with decreases in freight costs of $5,732, salaries of $10,481 and shop supplies of $5,054.

NET LOSS AND NET LOSS PER SHARE

Net loss for the nine months ended December 31, 2013 was $87,574, or $0.00 per share, compared to a net loss for the nine months ended December 31, 2012 of $296,057 or $0.01 per share. Interest income decreased $67 to $3,716 in the nine months ended December 31, 2013, from $3,783 in the nine months ended December 31, 2012, due to decreased funds invested in a money market account, offset by an increase in accrued interest receivable on a convertible note issued to Wellington.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2013, we had cash and cash equivalents of $15,206 as compared to $214,300 at March 31, 2013. The $199,094 decrease was primarily the result of cash used in operations during the nine month period in the amount of $91,019 and cash used in financing activities in the amount of $9,000, offset by cash provided by investing activities in the amount of $10,138. Our cash will continue to be used for increased marketing costs, and the related administrative expenses, in order to attempt to increase our revenue.  We expect to have enough cash to fund operations for the next twelve months. Our note payable of $138,990 at December 31, 2013, is secured and collateralized by restricted cash of $232,264. This note bears an interest rate of 2% above the rate of the savings account. The interest rate at December 31, 2013 was 2.20% and is payable upon demand.

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

Based on current expectations, we believe that our existing cash of $15,206 as of December 31, 2013 and our net cash provided by investing activities and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash used by operating activities was $91,019 for the nine months ended December 31, 2013, as compared to net cash used in operating activities of $83,519 for the nine months ended December 31, 2012.  The use of cash during the nine months ended December 31, 2013 was primarily due to net loss of $87,574 and an increase in operating liabilities of $50,881 and a decrease in net operating assets of $66,936.

INVESTING ACTIVITIES

For the nine months ended December 31, 2013, net cash provided by investing activities was $10,138. The primary increase in cash was from repayments for related party advances in the amount of $10,620, offset by payments in the amount of $482 for restricted cash.

For the nine months ended December 31, 2012, net cash provided by investing activities was $7,673 mainly due to the collections against our secured convertible note.

FINANCING ACTIVITIES

For the nine months ended December 31, 2013, net cash used in financing activities was $9,000, which was used for repayment on a note from a commercial bank to facilitate our acquisition of AIU.

For the nine months ended December 31, 2012, net cash used in financing activities was $9,010 which was used for repayment on a note from a commercial bank to facilitate our acquisition of AIU.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Ru1e 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended December 31, 2013, there were no changes in the Company's internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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
February 19, 2014