Form 10-K
period 2014-03-31
ADM TRONICS UNLIMITED INC/DE
filed 2014-07-15
CIK 849401

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

Yes [ ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter was $755,403.

The number of shares of the Common Stock outstanding as of July 15, 2014 was 64,939,537.

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

The Company is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. Our operations are conducted through ADM Tronics Unlimited, Inc. ("ADM") and its subsidiaries, Pegasus Laboratories, Inc. ("Pegasus"), Sonotron Medical Systems, Inc. ("SMI") and Action Industries Unlimited LLC (“Action”). As of July 14, 2011, ADM owned approximately 100%, 94% and 100% of the outstanding capital stock of Pegasus, SMI and Action, respectively. On April 1, 2012 Pegasus ceased operations and its assets were transferred to the Company. On April 1, 2013 Action ceased operations and its assets were transferred to the Company. In addition, the Company owns a minority interest in Montvale Technologies, Inc, (formerly known as Ivivi Technologies, Inc.) (“ITI”), which until October 18, 2006 was operated as a subsidiary of the Company. ITI was deconsolidated as of October 18, 2006 upon the consummation of ITI’s initial public offering, as we no longer owned a majority of the outstanding common stock of ITI and do not control ITI’s operations, but can exert significant influence based on the percentage of ITI’s stock owned by us. As a result, our investment in ITI from October 18, 2006 through March 31, 2008 was reported under the equity method of accounting. Since April 1, 2008, we report our investment in ITI at fair value. We owned approximately 28.9% of the outstanding capital stock of ITI. On February 12, 2010 substantially all of the assets of ITI were sold to Ivivi Health Sciences, LLC (“IHS”) an unaffiliated entity controlled by ITI’s former Chairman of the Board. Concurrent with such asset sale, the Company entered into agreements with IHS for services related to engineering and regulatory matters, and the previous manufacturing agreement with ITI was assigned to IHS. On October 1, 2013 the Company entered into an exclusive distribution agreement for the IHS products manufactured by the Company and sold for human medical applications pursuant to the FDA 510(k) clearance for such products and the previous engineering, regulatory and manufacturing agreements were terminated and replaced with an engineering and regulatory agreement in support of IHS’s research and development activities in neurological applications of its technology.

COMPANY PRODUCTS AND SERVICES

ENVIRONMENTALLY SAFE CHEMICAL PRODUCTS FOR INDUSTRIAL, MEDICAL AND COSMETIC AND TOPICAL USES

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

None of our chemical products are protected by patents, although the names of some of such products have been protected by trademarks. We do not believe that any such trademarks are material to our business. As of March 31, 2014, the dollar amount of backlog orders for our chemical products believed by us to be firm was not material.

MEDICAL AND COSMETIC PRODUCTS

The Company has developed several medical and cosmetic topical products. The Company’s proprietary water-based, adhesive and related topical formulations are used for maxillofacial prosthetic medical applications and for professional makeup applications primarily for special makeup effects for film, TV and theatrical productions.

ELECTRONICS FOR MEDICAL AND OTHER APPLICATIONS

CONTRACT MANUFACTURING

The Company derives revenues from contract manufacturing of electronic medical and other devices from its previous affiliate ITI, IHS and other customers. During the years ended March 31, 2014 and 2013, revenues from ITI and IHS contract manufacturing were approximately $52,648 and $144,357, respectively, or 2.9% and 9.1% of total revenues, respectively.

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

ACTION

Prior to ceasing operations on April 1, 2013, Action, our wholly-owned subsidiary, was a manufacturer of electronic controllers for spas and hot tubs. During the fiscal year ended March 31, 2013 Action had revenues of $12,208. As of April 1, 2013 the assets of Action were acquired by the Company and Action ceased operations. The Company now manufactures and sells the electronic controllers for spas and hot tubs.

WELLINGTON

On June 4, 2009 the Company, which has rights to an electronic uroflowmetry diagnostic medical device technology, invested a total of $50,000, with $10,000 provided in cash, and $40,000 in services to Wellington Scientific, LLC (“Wellington”), which has rights to an electronic uroflowmetry diagnostic technology issued a convertible note to the Company for a principal amount of $50,000 with an interest rate of 10% due at various dates through July 15, 2012.  The total of the note receivable and accrued interest at March 31, 2014 and March 31, 2013 was $62,900 and $58,700, respectively. At the option of the Company, the Note is convertible in whole or in part, into equity of Wellington. The conversion price, and the resulting equity ownership percentage in Wellington, is determined by dividing the cash value of principal and accrued interest by $2,000,000.

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

CUSTOMERS

During our fiscal years ended March 31, 2014 and 2013, sales of chemical products accounted for approximately 61% and 69% of our net revenues, respectively. During our fiscal years ended March 31, 2014 and 2013, sales and manufacturing charges for electronic products and Engineering Services accounted for approximately 39% and 31% of our net revenues, respectively.

During the year ended March 31, 2014, two customers accounted for 19% of our net revenue. During the year ended March 31, 2013, three customers accounted for 38% of our revenue. As of March 31, 2014, two customers represented 33% of our accounts receivable. As of March 31, 2013, two customers represented 39% of our accounts receivable. The loss of these major customers could have a material impact on our operations and cash flow.

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

ADM warranties the products it manufactures for SMI against defects in material and workmanship for a period of 90 days after the completion of manufacture. After such 90-day period, ADM has agreed to provide repair services for the products at its customary hourly repair rate plus the cost of any parts, components or items necessary to repair the products.

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

Since ADM is the exclusive manufacturer of all of SMI's current and future products under the manufacturing agreement, if the operations of ADM are interrupted or if orders or orders of other customers of the Company exceed our manufacturing capabilities, we may not be able to deliver products on time and the entities may not be able to deliver their respective products to their respective customers on time. Under the terms of the manufacturing agreement, if ADM is unable to perform its obligations thereunder or is otherwise in breach of any provision thereof, SMI has the right, without penalty, to engage third parties to manufacture some or all of its products. In addition, if SMI elects to utilize a third-party manufacturer to supplement the manufacturing being completed by ADM, SMI has the right to require us to accept delivery of the products from these third-party manufacturers, finalize the manufacture of the products to the extent necessary to comply with FDA regulations and ensure that the design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process have been met.

As the exclusive manufacturer of the medical devices of SMI, ADM is required to comply with quality requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process. In addition, our manufacturing facility is required to be registered as a medical device manufacturing facility with the FDA and is subject to inspection by the FDA. The Company has been registered by the FDA as a Registered Medical Device Establishment since 1988 allowing it to manufacture medical devices in accordance with procedures outlined in FDA regulations, which include quality control and related activities. Such registration is renewable annually and although we do not believe that the registration will fail to be renewed by the FDA, there can be no assurance of such renewal. Our failure to obtain any annual renewal would have a material adverse effect on SMI if it were not able to secure another manufacturer of their products.

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

We purchase the raw materials, parts, components and other items that are required to manufacture electronic products. We rely on a limited number of suppliers for such raw materials, parts, components and other items. Although there are many suppliers for each of these raw materials, parts, components and other items, we are dependent on a limited number of suppliers for many of the significant raw materials and components due to our customers’ requirements. We do not have any long-term or exclusive purchase commitments with any of our suppliers. The failure to maintain existing relationships with suppliers or to establish new relationships in the future could also negatively affect our ability to obtain raw materials and components used in the products in a timely manner. If we are unable to obtain ample supply of product from our existing suppliers or alternative sources of supply, we may be unable to satisfy orders which could reduce our revenues and adversely affect relationships with our customers.

RESEARCH AND DEVELOPMENT

During our fiscal years ended March 31, 2014 and 2013, research and development expenses with respect to company-sponsored research and development activities were approximately $34,859 and $34,247 respectively, of which $34,859 and $28,721 was incurred in our chemical business. During such fiscal years, we did not expend any funds on customer-sponsored research and development activities with respect thereto.

During our fiscal years ended March 31, 2014 and 2013, we made no material expenditures with respect to company-sponsored research and development activities relating to our medical device business.

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

EMPLOYEES

As of March 31, 2014, we had 13 full-time employees and 3 part-time employees. As of such date, we had one salaried employee in an executive or managerial position. As of March 31, 2013, we had 11 full-time employees and 2 part-time employees. As of such date, we had one salaried employee in an executive or managerial position.

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

RISKS RELATING TO OUR ELECTRONICS BUSINESS

CUSTOMERS OUTSOURCE THE MANUFACTURING OF THEIR PRODUCTS TO US AND IF OUR OPERATIONS ARE INTERRUPTED OR IF OUR ORDERS EXCEED OUR MANUFACTURING CAPABILITIES, THEY MAY NOT BE ABLE TO DELIVER THEIR PRODUCTS TO CUSTOMERS ON TIME.

We operate a single facility and have limited capacity that may be inadequate if customers place orders for unexpectedly large quantities of products, or if our other customers place large orders of products. In addition, if our operations were halted or restricted, even temporarily, or we are unable to fulfill large orders, our customers could experience business interruption, increased costs, damage to their reputations and loss of their customers. Although customers have the right to utilize other manufacturers, such manufacturers of their products need to be licensed with the FDA, and identifying and qualifying a new manufacturer to replace us as the manufacturer of their products could take several months during which time, they would likely lose customers and our revenues could be materially delayed and/or reduced. In addition, our failure to produce such products could result in claims against us. See "Item 1. Business - Manufacturer and Suppliers."

WE DEPEND ON A LIMITED NUMBER OF SUPPLIERS FOR THE COMPONENTS AND RAW MATERIALS USED IN OUR PRODUCTS AND THE PRODUCTS MANUFACTURED FOR THIRD PARTIES, AND ANY INTERRUPTION IN THE AVAILABILITY OF THESE COMPONENTS AND RAW MATERIALS COULD REDUCE OUR REVENUE.

We rely on a limited number of suppliers for the components and raw materials used in the products that we manufacture for others. Although there are many suppliers for each of the component parts and raw materials, we are dependent on a single or limited number of suppliers for many of the significant components and raw materials due to our customers’ specifications. This reliance involves a number of significant risks, including:

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

Our ability to compete effectively with other companies is materially dependent upon the proprietary nature of our technologies. We rely primarily on patents and trade secrets to protect our products.

Third parties may seek to challenge, invalidate, circumvent or render unenforceable any patents or proprietary rights owned by us based on, among other things:

●	subsequently discovered prior act;
●	lack of entitlement to the priority of an earlier, related application; or
●	failure to comply with the written description, best mode, enablement or other applicable requirements.

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

We have incurred a net loss of $225,214 and $537,130 for the fiscal years ended March 31, 2014 and 2013, respectively. At March 31, 2014, we had an accumulated deficit of over $32 million. We expect to incur additional operating losses, as well as negative cash flows from operations, for the foreseeable future.

The loss or significant reduction in business of any of our key customers could materially and adversely affect our revenues and earnings.

We are highly dependent upon certain customers to generate our revenues. For the fiscal year ended March 31, 2014, two customers accounted for 19% of revenue. For the fiscal year ended March 31, 2013, three customers accounted for 38% of revenue. All customer purchases are made through purchase orders and we do not have any long-term contracts with customers. The complete loss of, or significant reduction in business from, or a material adverse change in the financial condition of, any of such customers will cause a material and adverse change in our revenues and operating results.

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

THE LOSS OF ANY OF OUR EXECUTIVE OFFICER OR KEY PERSONNEL MAY ADVERSELY AFFECT OUR OPERATIONS AND OUR ABILITY TO EXECUTE OUR GROWTH STRATEGY.

Our ability to execute our business plan depends upon the continued services of Andre' DiMino, our President and Chief Executive Officer, as well as our key technology, marketing, sales and support personnel. In January 2013, the Company entered into an employment agreement with Mr. DiMino containing non-compete, confidentiality and other provisions for the benefit of the Company. However, such agreement has provisions for early termination by the Company and/or Mr. DiMino. We do not have employment or consulting agreements containing non-compete agreements with certain of our key personnel, and we may not be able to retain these individuals. If we lost the services of Mr. DiMino or our key personnel, our business may be adversely affected and our stock price may decline. In addition, our ability to execute our business plan is dependent on our ability to attract and retain additional highly skilled personnel.

OUR EXECUTIVE OFFICER AND ENTITIES AFFILIATED WITH HIM HAVE SUBSTANTIAL CONTROL OVER US, WHICH COULD DELAY OR PREVENT A CHANGE IN OUR CORPORATE CONTROL FAVORED BY OUR OTHER SHAREHOLDERS.

Our executive officer and director, Mr. DiMino, together with members of the DiMino family, and entities affiliated with them may be deemed to beneficially own, in the aggregate, approximately 46% of our outstanding common stock. The interests of our current officer and director shareholder may differ from the interests of our other shareholders. As a result, the current officer and director would have the ability to exercise substantial control over all corporate actions requiring shareholder approval, irrespective of how our other shareholders may vote, including the following actions:

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

We are headquartered at 224 Pegasus Avenue, Northvale, New Jersey. We lease approximately 16,000 square feet of combined office and warehouse space from an unaffiliated third party with a monthly rent of $8,073 subject to annual increases. The lease expires in June 2019. The Company and its subsidiary utilize portions of the leased space.

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

Quarter Ended	High Bid	Low Bid

Fiscal 2014
March 31, 2014	$0.04	$0.01
December 31, 2013	$0.03	$0.02
September 30, 2013	$0.03	$0.01
June 30, 2013	$0.03	$0.01

Fiscal 2013
March 31, 2013	$0.02	$0.01
December 31, 2012	$0.03	$0.01
September 30, 2012	$0.25	$0.02
June 30, 2012	$0.03	$0.01

HOLDERS OF RECORD

As of March 31, 2014, 64,939,537 shares of the Company's common stock were issued and outstanding. On March 31, 2014 there were 1,324 shareholders of record.

DIVIDENDS

The Company has never paid any cash dividends on its common stock and has no intention of paying cash dividends in the foreseeable future. The Company intends to retain all earnings, if any, for use in the operation and expansion of its business.

EQUITY COMPENSATION PLAN

As of March 31, 2014, we did not have any compensation plans (including individual compensation arrangements) under which our equity securities were authorized for issuance.

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

USE OF ESTIMATES:

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, impairment of long-lived assets, fair value of equity instruments issued to consultants for services and fair value of equity instruments issued to others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above described items, are reasonable.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying consolidated financial statements.

BUSINESS OVERVIEW

ADM is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. During the years ended March 31, 2014 and 2013, our operations were conducted through ADM itself and its subsidiaries, Pegasus and Sonotron.

We are a technology-based developer and manufacturer of diversified lines of products and services in the following areas: environmentally safe chemical products for industrial, cosmetic and topical uses; electronics for non-invasive medical and other applications; and, research, development, regulatory and engineering services. We have historically derived most of our revenues from the development, manufacture and sale of chemical products, and, to a lesser extent, from our electronic devices and topical dermatological products. Our electronics segment also includes our Sonotron subsidiary.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2014 AS COMPARED TO MARCH 31, 2013

REVENUES AND GROSS MARGINS

Revenues were $1,809,623 for the year ended March 31, 2014 as compared to $1,580,841 for the year ended March 31, 2013, an increase of $228,782, or 14%. Our chemical division had increased sales in the amount of $68,925 and our electronics division had increased sales in the amount of $159,857. The chemical division increase resulted from an increase in sales in our chemical division excluding Anti-static in the amount of $79,509 offset by a decrease in sales to customers in our Anti-static division, acquired in July 2009, in the amount of $10,584. The electronic division increase resulted from increased engineering services. Gross profit was $934,013, or 52% for the year ended March 31, 2014 and $798,193, or 51%, for the year ended March 31, 2013. Gross profit percentages remained consistent at 58% in 2014 from 58% in 2013 in our chemical division. Gross profit percentages increased to 41% in our electronic division for the year ended March 31, 2014 compared to 39% in March 31, 2013 mainly due to increased engineering service revenue and decreases in gross profit from certain electronic devices.

OPERATING LOSS

Loss from operations for the years ended March 31, 2014 and 2013 was $223,792 and $538,280 respectively, a difference of $314,488. Selling, general and administrative expenses decreased by $204,411, or 16%, from $1,281,060 to $1,076,649, mainly due to decreased engineering and consulting expense in the amount of $41,673, decreased professional fees of $19,182, decreased stock compensation costs in the amount of $103,997 and decreased advertising and promotion of $11,443. Depreciation and amortization costs increased in the amount of $25,130 due to the write-off of an impaired manufacturing asset of $1,637 and an intangible asset for $10,119 and the write-off of an Anti-static asset in ADM of $17,458. Cost of sales increased $92,962, or 12%, from $782,648 to $875,610. This increase is mainly due to lower profit margins in our chemical division.

NET LOSS AND NET LOSS PER SHARE

Net loss for the fiscal years ended March 31, 2014 and 2013 was $225,214 or $(0.00) per share and $537,130 or $(0.01) per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2014, we had cash and cash equivalents of $83,156 as compared to $105,087 at March 31, 2013. The decrease of $21,931 was primarily the result of cash used in operations in the amount of $47,365 and cash used in financing activities in the amount of $11,000 offset by cash provided by investing activities of $36,434. We expect to have enough cash to fund operations for the next twelve months. Our note payable to Kearny Federal Savings Bank of $136,990 on March 31, 2014, is secured and collateralized by restricted cash of $232,264. This note bears an interest rate of 2% above the rate for the savings account. The interest rate at March 31, 2014 was 2.15% per annum and is payable on demand.

Future Sources of Liquidity:

We expect our primary source of cash during fiscal 2015 to be net cash provided by operating activities. We expect that growth in profitable revenues and continued focus on new customers will enable us to continue to generate cash flows from operating activities.

If we do not generate sufficient cash from operations, face unanticipated cash needs or do not otherwise have sufficient cash, we may need to consider the sale of certain intellectual property which does not support the Company’s operations. In addition, we have the ability to reduce certain expenses depending on the level of business operation.

Based on current expectations, we believe that our existing cash of $83,156 as of March 31, 2014 and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

OPERATING ACTIVITIES

Net cash used by operating activities was $47,365 for the fiscal year ended March 31, 2014. The use of cash during the year ended March 31, 2014 was primarily due to a net loss of $225,214 and an increase in operating liabilities of $133,707, depreciation and amortization of $46,297 and offset by a decrease in net operating assets of $2,155.

Net cash used by operating activities was $200,296 for the fiscal year ended March 31, 2013. The use of cash during the year ended March 31, 2013 was primarily due to a net loss of $537,130 and an increase in operating liabilities of $37,451, depreciation and amortization of $21,166, an expense for services rendered in exchange for issuance of common stock of $103,997 and offset by an increase in net operating assets of $174,220.

INVESTING ACTIVITIES

For the fiscal year ended March 31, 2014, net cash provided by investing activities was $36,434. The primary increase in cash was from repayments for related party advances in the amount of $11,916 and cash received from the exercise of options in the amount of $25,000, offset by payments in the amount of $482 for restricted cash.

For the fiscal year ended March 31, 2013, net cash provided by investing activities was $18,237. The primary increase in cash was from repayments for related party advances in the amount of $10,564 and repayments for secured convertible note receivable in the amount of $8,000, offset by payments in the amount of $327 for restricted cash.

FINANCING ACTIVITIES

For the fiscal year ended March 31, 2014, net cash used for financing activities was $11,000 which was used for repayment on a note from a commercial bank to facilitate our acquisition of substantially all of the assets of Action.

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

MARCH 31, 2014

I N D E X

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of ADM Tronics Unlimited, Inc.

Northvale, New Jersey

We have audited the accompanying consolidated balance sheets of ADM Tronics Unlimited, Inc. and subsidiaries as of March 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for each of the years in the two year period ended March 31, 2014. ADM Tronics Unlimited, Inc. and subsidiaries’ management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ADM Tronics Unlimited, Inc. and its subsidiaries as of March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the two year period ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Raich Ende Malter & Co. LLP

East Meadow, New York

July 15, 2014

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	March 31, 2013
ASSETS

Current assets:
Cash and cash equivalents	$83,156	$105,087
Accounts receivable, net of allowance for doubtful accounts of $3,000 and $500, respectively	271,038	159,126
Inventories	94,692	121,993
Prepaid expenses and other current assets	10,623	20,320
Restricted cash	232,264	231,782

Total current assets	691,773	638,308

Property and equipment, net of accumulated depreciation of $70,942 and $63,024, respectively	6,374	14,292

Inventories - long-term portion	38,046	113,935
Secured convertible note receivable, including interest of $20,900 and $16,700, respectively	62,900	58,700
Advances to related parties	-	11,916
Intangible assets, net of accumulated amortization of $151,777 and $113,398, respectively	16,371	54,750
Other assets	14,764	15,834
Total other assets	138,455	269,427

Total assets	$830,228	$907,735

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY) EQUITY

Current liabilities:
Note payable - bank	$136,990	$147,990
Accounts payable	208,248	186,373
Accrued expenses and other current liabilities	497,677	385,845
Total current liabilities	842,915	720,208

Total liabilities	842,915	720,208

Stockholders' (deficiency) equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 authorized, 64,939,537 and 59,939,537 shares issued and outstanding at March 31, 2014 and March 31, 2013, respectively	32,470	29,970
Additional paid-in capital	32,298,094	32,275,594
Accumulated deficit	(32,343,251)	(32,118,037)
Total stockholders' (deficiency) equity	(12,687)	187,527

Total liabilities and stockholders' (deficiency) equity	$830,228	$907,735

The accompanying notes are an integral part of these

 consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31,

	2014	2013
Net revenues	$1,809,623	$1,580,841

Cost of sales	875,610	782,648

Gross Profit	934,013	798,193

Operating expenses:
Research and development	34,859	34,247
Selling, general and administrative	1,076,649	1,281,060
Depreciation and amortization	46,297	21,166
Total operating expenses	1,157,805	1,336,473

Loss from operations	(223,792)	(538,280)

Other income (expense):
Interest income	4,808	4,917
Interest expense	(6,230)	(3,767)
Total other income (expense)	(1,422)	1,150

Net loss	$(225,214)	$(537,130)

Basic and diluted net loss per common share:	$(0.00)	$(0.01)

Weighted average shares of common stock outstanding - basic and diluted	59,953,236	57,490,222

The accompanying notes are an integral part of these

 consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIENCY) EQUITY

FOR THE YEARS ENDED MARCH 31, 2014 AND 2013

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at March 31, 2012	56,939,537	$28,470	$32,173,097	$(31,580,907)	$620,660

Issuance of options to A. DiMino			50,000		50,000

Issuance of shares to Steven Bayern	3,000,000	1,500	46,500		48,000

Issuance of options to M. Preston			5,997		5,997

Net loss				(537,130)	(537,130)

Balance at March 31, 2013	59,939,537	$29,970	$32,275,594	$(32,118,037)	$187,527

Exercise of options	5,000,000	2,500	22,500		25,000

Net loss				(225,214)	(225,214)

Balance at March 31, 2014	64,939,537	$32,470	$32,298,094	$(32,343,251)	$(12,687)

The accompanying notes are an integral part of these

consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31,

	2014	2013
Cash flows from operating activities:
Net loss	$(225,214)	$(537,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,297	21,166
Stock based compensation	-	103,997
Interest receivable	(4,200)	(4,349)
Bad debt	2,500	-
Write-off of inventory	69,489	-
Increase (decrease) in cash flows as a result of changes in assets and liabilities balances:
Accounts receivable	(114,412)	126,033
Inventory	33,701	67,447
Prepaid expenses and other current assets	10,077	6,112
Accounts payable	21,875	37,541
Customer deposit	690	(21,023)
Accrued expenses and other current liabilities	111,832	(90)
Net cash used in operating activities	(47,365)	(200,296)

Cash flows from investing activities:
Repayment from related party	11,916	10,564
Repayment from secured convertible debt	-	8,000
Exercise of options	25,000	-
Restricted cash	(482)	(327)
Net cash provided by investing activities	36,434	18,237

Cash flows used in financing activities:
Repayments on note payable - Bank	(11,000)	(12,010)

Net cash used in financing activities	(11,000)	(12,010)

Net decrease in cash and cash equivalents	(21,931)	(194,069)

Cash and cash equivalents - beginning of year	105,087	299,156

Cash and cash equivalents - end of year	$83,156	$105,087

Cash paid for:
Interest	$2,842	$4,349

The accompanying notes are an integral part of these

consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014 AND 2013

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

Our chemical product line is principally comprised of water-based chemical products used in the food packaging and converting industries, and anti-static conductive paints, coatings and other products. These products are sold to customers located in the United States, Australia, Asia and Europe. Electronic equipment is manufactured in accordance with customer specifications on a contract basis. Our electronic device product line consists principally of proprietary devices used in diagnostics and therapeutics of humans and animals and, through our Action Industries Unlimited LLC subsidiary (“Action”), electronic controllers for spas and hot tubs. These products are sold to customers located principally in the United States. We are registered with the FDA as a contract manufacturing facility and we manufacture medical devices for customers in accordance with their designs and specifications. We also provide research, development and engineering services to customers. Our Sonotron Medical Systems, Inc. subsidiary is involved in medical electronic therapeutic technology and our Pegasus Laboratories, Inc. (“Pegasus”) is involved in topical dermatological products. As of April 1, 2012 and April 1 2013, Pegasus and Action, respectively, ceased operations and all assets were transferred to the Company.

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

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser. We offer a limited 90 day warranty on our electronics products and a limited 5 year warranty on our electronic controllers for spas and hot tubs. We have no other post shipment obligations. Based on prior experience, no amounts have been accrued for potential warranty costs and actual costs were less than $2,000, for each of the fiscal years ended March 31, 2014 and 2013. For contract manufacturing, revenues are recognized after shipment of the completed products.

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

INVENTORY

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventory that is expected to be sold within one operating cycle (1 year) is classified as a current asset. Inventories that are not expected to be sold within 1 year, based on historical trends, is classified as Inventories - long term portion.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to $26,654 and $38,097 for the fiscal years ended March 31, 2014 and 2013, respectively.

SHIPPING AND HANDLING COSTS

Shipping and handling costs incurred for the years ended March 31, 2014 and 2013 were approximately $9,498 and $8,166 respectively. Such costs are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

Jurisdiction	Fiscal Year
Federal	2010 and beyond
New Jersey	2009 and beyond

There are currently no tax years under examination by any major tax jurisdictions.

The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 31, 2014 and 2013, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Per share basic and diluted net loss amounted to $(0.00) and $(0.01) for the fiscal years ended March 31, 2014 and 2013, respectively. The assumed exercise of common stock equivalents was not utilized in the computation of the fully diluted earnings per share for fiscal years ended March 31, 2014 and 2013, since the effect would be anti-dilutive. There were 600,000 and 5,600,000 common stock equivalents at March 31, 2014 and 2013, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - INVENTORY

Inventory at March 31, 2014 consisted of the following:

	Current	Long Term	Total
Raw materials	$78,072	$36,364	$114,436
Finished Goods	16,620	1,682	18,302
	$94,692	$38,046	$132,738

Inventory at March 31, 2013 consisted of the following:

	Current	Long Term	Total
Raw materials	$71,900	$92,781	$164,681
Finished Goods	50,093	21,154	71,247
	$121,993	$113,935	$235,928

The Company values its inventories at the first in, first out ("FIFO") method at the lower of cost or market.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2014 and 2013 is as follows:

	2014	2013
Computer equipment	$13,364	$13,364
Machinery and equipment	60,202	60,202
Leasehold improvements	3,750	3,750
	77,316	77,316

Accumulated depreciation	(70,942)	(63,024)

Property and equipment, net	$6,374	$14,292

Depreciation expense related to property and equipment amounted to $7,918 and $9,450 for the years ended March 31, 2014 and 2013, respectively.

 NOTE 5 – SECURED CONVERTIBLE NOTE RECEIVABLE

On June 4, 2009 the Company invested in Wellington Scientific, LLC (“Wellington”) which has rights to an electronic uroflowmetry diagnostic medical device technology. The Company invested a total of $50,000, with $10,000 provided in cash, and $40,000 in services to Wellington. Wellington issued a convertible note to the Company for a principal amount of $50,000 with an interest rate of 10% due at various dates through July 15, 2012. The total of the note receivable and accrued interest at March 31, 2014 and 2013 was $62,900 and $58,700, respectively. At the option of the Company, the Note is convertible in whole or in part, into equity of Wellington. The conversion price, and resulting equity ownership percentage in Wellington, is determined by dividing the cash value of principal and accrued interest by $2,000,000. See Note 15 - Legal Proceedings.

NOTE 6 - RELATED PARTY TRANSACTIONS

ADVANCES TO RELATED PARTIES

During the years ended March 31, 2014 and 2013, $11,916 and $10,564, respectively, of accrued interest on these advances, was collected. Total accrued interest receivable was $-0- and $11,916 at March 31, 2014 and 2013, respectively.

NOTE 7 -   INTANGIBLE ASSETS

Intangible assets are being amortized using the straight line method over periods ranging from 3-15 years with a weighted average remaining life of approximately 6.94 years.

	March 31, 2014				March 31, 2013
	Cost	Weighted Average Amortization Period (in years)	Accumulated Amortization	Net Carrying Amount	Cost	Weighted Average Amortization Period (in years)	Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$82,702	15	$(66,331)	$16,371	$82,702	15	$(64,369)	$18,333
Formulas	25,446	15	(25,446)	-	25,446	15	(6,291)	19,155
Non-Compete Agreement	50,000	7	(50,000)	-	50,000	7	(32,738)	17,262
Customer List	10,000	3	(10,000)	-	10,000	3	(10,000)	-
	$168,148		$(151,777)	$16,371	$168,148		$(113,398)	$54,750

Amortization expense was $38,379 and $11,716 for the year ended March 31, 2014 and 2013, respectively.

Estimated aggregate future amortization expense related to intangible assets is as follows:

For the Fiscal Years Ending March 31, :
2015	$1,939
2016	1,396
2017	1,396
2018	1,396
2019	1,396
Thereafter	8,848
$16,371

 NOTE 8 – NOTE PAYABLE, BANK

On August 21, 2008, the Company entered into a note payable with a commercial bank in the amount of $200,000. This note bears interest at a rate of 2% above the interest rate for the Company’s savings account at this bank. Interest rates at March 31, 2014 and 2013 were 2.15% for each year. The note is secured by cash on deposit with the institution, which is classified as restricted cash. Amounts outstanding under the note are payable on demand, and interest is payable monthly.

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

NOTE 10 – CONCENTRATIONS

During the year ended March 31, 2014, two customers accounted for 19% of our net revenues. As of March 31, 2014, two customers accounted for 33% of our accounts receivable.

During the year ended March 31, 2013, three customers accounted for 36% of our net revenues. As of March 31, 2013, three customers accounted for 70% of our accounts receivable.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Revenues from foreign customers represented $256,489 of net revenue or 14.2% for the year ended March 31, 2014. Revenues from foreign customers represented $214,221 of net revenue or 13.6% for the year ended March 31, 2013.

NOTE 11 – SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Electronics	Total
Year ended March 31, 2014
Revenue from external customers	$1,099,977	$709,646	$1,809,623
Segment operating income (loss)	$118,129	$(341,921)	$(223,792)

Year ended March 31, 2013
Revenue from external customers	$1,084,075	$496,766	$1,580,841
Segment operating income (loss)	$5,803	$(544,083)	$(538,280)

Total assets at March 31, 2014	$613,406	$216,822	$830,228

Total assets at March 31, 2013	$589,739	$317,996	$907,735

NOTE 12 - INCOME TAXES

At March 31, 2014, the Company had federal and state net operating loss carry-forwards, (NOL’s) of approximately $7,987,000, which are due to expire through fiscal 2033. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Ultimate utilization of such NOL’s and credits is dependent upon the Company’s ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs.

Due to the uncertainty related to future taxable income, the Company provides a 100% valuation allowance for the deferred tax benefit resulting from the NOL’s and depreciation and amortization.

Significant components of deferred tax assets and liabilities are as follows as of March 31, 2014 and 2013:

	2014	2013

Deferred tax assets (liabilities):
Net operating loss carry-forward	$3,195,000	$3,107,000
Allowance for doubtful accounts	1,000	-
Depreciation and amortization	1,000	1,000
Stock Based Compensation	22,000	22,000

Deferred tax assets	3,219,000	3,130,000
Valuation allowance	(3,219,000)	(3,130,000)

Deferred tax asset, net	$-	$-

The provision for income taxes at March 31, 2014 and 2013 differs from that amount using the statutory federal income tax rate as follows:

	2014	2013
Statutory federal income tax rate	(34%)	(34%)
State income taxes, net of federal taxes	(6)	(6)
Valuation allowance	40	40
Effective income tax rate	0%	0%

NOTE 13 - COMMITMENTS AND CONTINGENCIES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2019. The Company’s future minimum lease commitment at March 31, 2014 is as follows:

Period	Per year
2015	$104,625
2016	104,625
2017	104,625
2018	104,625
2019	26,156
$444,656

Rent and real estate tax expense for all facilities for the years ended March 31, 2014 and 2013 was approximately $125,000 and $102,000, respectively.

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

●

We were paid at the rate of $26,000 per month by IHS for these services; in August 2012 IHS agreed to pay ADM approximately $6,000 per month for reduced services on a month-to-month basis, and on October 1, 2013 the monthly amount to be paid by IHS was reduced to $3,000 plus additional amounts for individual projects requested time to time by IHS. Pursuant to this agreement, revenues from engineering services to IHS for the year ended March 31, 2014 and 2013 were $46,648 and $77,757, respectively.

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

Pursuant to the manufacturing agreement, sales of finished goods to IHS for the years ended March 31, 2014 and 2013 were $52,648 and $144,357, respectively.

NOTE 14 – OPTIONS OUTSTANDING

During 2013, ADM granted an aggregate of 5,600,000 stock options to employees and consultants expiring at various dates through fiscal 2015. During 2014, 5,000,000 of the outstanding stock options were exercised. The options have various exercise prices and were fully vested at the date of grant. The options were valued at $55,997 using the Black Scholes option pricing model with the following assumptions: risk free interest rate of 4.9%, volatility of 414%, estimated useful life of 1.5 years and dividend rate of 0%. The following table summarizes information on all common share purchase options issued by us as of March 31, 2014 and 2013.

	For the Years Ended March 31,
	2014		2013

	# of Shares	Weighted Average Exercise Price	# of Shares	Weighted Average Exercise Price

Outstanding, beginning of year	5,600,000	$0.01	-	$-

Issued	-	-	5,600,000	0.01

Exercised	(5,000,000)	0.01	-	-

Expired	-	-	-	-

Outstanding, end of year	600,000	$0.01	5,600,000	$0.01

Exercisable, end of year	600,000	$0.01	5,600,000	$0.01

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

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation as of March 31, 2014, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

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

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting as of March 31, 2014, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its assessment, management has concluded that our internal control over financial reporting was effective as of March 31, 2014.

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

None.

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

Name	Age	Position
Andre' DiMino	57	President, Chief Executive Officer
		Chief Financial Officer, Director

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

ITEM 11. EXECUTIVE COMPENSATION

Name and Principal Position	Year	Salary	Bonus	Option Awards	Other Compensation	Total
Andre' DiMino	2014	$158,402	-	-	-	$158,402

Chief Executive Officer	2013	$103,680	-	$50,000	-	$153,680

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

STOCKHOLDER MATTERS:

The following table sets forth information regarding ownership of shares of Company’s common stock, as of July 15, 2014, by (i) each person known to ADM to be the owner of 5% or more of ADM’s common stock (ii) each director and director nominee of ADM, (iii) the Named Officer, and (iv) all directors and officers of ADM as a group. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of the Company’s common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of any shares of Common Stock over which he or she has or shares, directly or indirectly, voting or investment power; or of which he or she has the right to acquire beneficial ownership at any time within 60 days after July 15, 2014. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. Common Stock beneficially owned and percentage ownership is based on 64,939,537 shares of Common Stock outstanding as of July 15, 2014.

Name and Address	Number of Shares Beneficially Owned		Percentage

Andre' DiMino	25,880,883	(1)	40%
c/o ADM Tronics Unlimited, Inc.
224 Pegasus Avenue
Northvale, NJ 07647

Eugene Stricker	4,188,700	(2)	6%
c/o Fifth Avenue Ventire Capital Partners
42 Barrett Road
Lawrence, NY 11559

Steven Bayern	3,000,000		4%
1310 Gulf Blvd Suite 15a
Clearwater, FL 33767

All Executive Officers and Directors
as a group	25,880,883	(3)	40%

   _____________________________________________________________________________________________________

(1) Includes 18,691,223 shares of the Company’s common stock directly owned by Andre’ DiMino; 960 shares owned by Jenny DiMino, the spouse of Andre’ DiMino; 4,188,700 and 3,000,000 shares of the Company’s common stock held by Eugene Stricker and Steven Bayern, respectively, of which Andre’ DiMino may be deemed to be a beneficial owner by reason of his power to vote such shares pursuant to an agreement;

(2) Andre’ DiMino may be deemed to be a beneficial owner of such shares by reason of his power to vote such shares pursuant to an agreement. Reference is also made to Footnote No. 1.

(3) Reference is made to Footnote Nos. 1 and 2.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

From time to time prior to 2000, the Company has loaned funds to Andre' DiMino at an interest rate of 3% per annum. The largest aggregate amount of indebtedness, including interest, outstanding at any time since the beginning of the Company's fiscal year ended March 31, 2003 was approximately $89,900. As of March 31, 2014, there was no outstanding indebtedness. As of March 31, 2013, there was $11,916 of interest outstanding.

MANAGEMENT SERVICES AGREEMENT

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

Reference is made to “Item 1. Description of Business—Manufacturers and Suppliers.”

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by Raich Ende Malter & Co. LLP ("Raich") for the audit of the Company's annual consolidated financial statements for the fiscal years ended March 31, 2014 and 2013, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the fiscal years ended March 31, 2014 and 2013, were approximately $69,000 for each year.

AUDIT-RELATED FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2014 and 2013 for assurance and related services by Raich that are reasonably related to the performance of the audit or review of the Company's financial statements and not reported above under “Audit Fees” were $0 for each year.

TAX FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2014 and 2013 for professional services rendered by Raich for tax compliance, tax advice and tax planning were $6,017 and $5,697, respectively.

ALL OTHER FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2014 and March 31, 2013 for products and services provided by Raich other than the services reported above under “Audit Fees”, “Audit Related Fees” and “Tax Fees” were $0.

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

10.8*	Master Services Agreement dated February 12, 2010 by and between ADM Tronics Unlimited Inc and Ivivi Health Sciences LLC.

* Filed as an exhibit to the Company's annual report on Form 10K, as filed with the SEC on June 29, 2010, and incorporated here in by this reference.

14.1	Code of Ethics is incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005.
21.1	Subsidiaries of the Company.
31.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of July, 2014.

ADM TRONICS UNLIMITED, INC.

By:	/s/ Andre' DiMino
Andre' Di Mino
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature		Title	Date

/s/	Andre' DiMino	Chief Executive Officer (Principal	July 15, 2014
	Andre' DiMino	Executive Officer, Principal
Financial Officer and Principal
Accounting Officer) and Director