Form 10-Q
period 2014-06-30
ADM TRONICS UNLIMITED INC/DE
filed 2014-08-14
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

64,939,537 shares of Common Stock, $.0005 par value, as of August 14, 2014.

ADM TRONICS UNLIMITED, INC., AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2014	2014
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$69,894	$83,156
Accounts receivable, net of allowance for doubtful accounts of $3,000 for each period	382,174	271,038
Inventories	157,981	94,692
Prepaid expenses and other current assets	34,461	10,623
Restricted cash	232,264	232,264

Total current assets	876,774	691,773

Property and equipment, net of accumulated depreciation of $72,087 and $70,942, respectively	5,229	6,374

Inventories - long-term portion	57,753	38,046
Secured convertible note receivable, including interest of $21,947 and $20,900, respectively	63,947	62,900
Intangible assets, net of accumulated amortization of $152,274 and $151,777, respectively	15,874	16,371
Other assets	15,764	14,764
Total other assets	158,567	138,455

Total assets	$1,035,341	$830,228

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Note payable - bank	$132,990	$136,990
Accounts payable	255,690	208,248
Accrued expenses and other current liabilities	623,520	497,677
Total current liabilities	1,012,200	842,915

Total liabilities	1,012,200	842,915

Stockholders' (deficiency) equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 authorized, 64,939,537 shares issued and outstanding at June 30, 2014 and March 31, 2014, respectively	32,470	32,470
Additional paid-in capital	32,298,094	32,298,094
Accumulated deficit	(32,307,423)	(32,343,251)
Total stockholders' (deficiency) equity	23,141	(12,687)

Total liabilities and stockholders' (deficiency) equity	$1,035,341	$830,228

The accompanying notes are an integral part of these

condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

	2014	2013

Net revenues	$623,674	$322,439

Cost of sales, exclusive of depreciation and amortization	244,652	149,202

Gross Profit	379,022	173,237

Operating expenses:
Research and development	12,045	8,673
Selling, general and administrative	329,601	226,956
Depreciation and amortization	1,642	4,408
Total operating expenses	343,288	240,037

Income (loss) from operations	35,734	(66,800)

Other income (expense):
Interest income	1,047	1,352
Interest expense	(953)	(790)
Total other income	94	562

Net income (loss)	$35,828	$(66,238)

Basic net income (loss) per common share:	$0.00	$(0.00)
Diluted net income (loss) per common share	$0.00	$(0.00)
Weighted average shares of common stock outstanding - basic	64,939,537	59,939,537
Weighted average shares of common stock outstanding - diluted	65,539,537	59,939,537

The accompanying notes are an integral part of these

condensed consolidated financial statements.

 ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2014 AND 2013

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net income (loss)	$35,828	$(66,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,642	4,408
Interest receivable	(1,047)	(1,047)
Increase (decrease) in cash flows as a result of changes in net assets and liabilities balances:
Accounts receivable	(111,136)	20,593
Inventories	(82,996)	(20,350)
Prepaid expenses and other current assets	(23,838)	(8,901)
Other assets	(1,000)	-
Accounts payable	47,442	2,377
Accrued expenses and other current liabilities	125,843	(781)
Net cash used in operating activities	(9,262)	(69,939)

Cash flows used in investing activities:
Restricted cash	-	(304)

Cash flows used in financing activities:
Repayments on note payable - Bank	(4,000)	(3,000)

Net decrease in cash and cash equivalents	(13,262)	(73,243)

Cash and cash equivalents - beginning of period	83,156	105,087

Cash and cash equivalents - end of period	$69,894	$31,844

Cash paid for:
Interest	$953	$790

The accompanying notes are an integral part of these

condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014 AND 2013

NOTE 1 - NATURE OF BUSINESS

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

The accompanying condensed consolidated financial statements as of June 30, 2014 (unaudited) and March 31, 2014 and for the three month period ended June 30, 2014 and 2013 (unaudited) have been prepared by ADM pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and explanatory notes for the year ended March 31, 2014 as disclosed in our annual report on Form 10-K for that year . The results of the three months ended June 30, 2014 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending March 31, 2015.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of ADM Tronics Unlimited, Inc. and its subsidiaries Sonotron, Action (through March 31, 2013), and Pegasus (through March 31, 2012). All significant intercompany balances and transactions have been eliminated in consolidation.

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

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser. For contract manufacturing, revenues are recognized after shipment of the completed products.

NET INCOME / (LOSS) PER SHARE

Basic net income (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common stock equivalents for the three months ended June 30, 2013, have been excluded from the fully diluted calculation of net income (loss) per share, as inclusion would be anti-dilutive.

Per share basic and diluted net income (loss) amounted to $0.00 and ($0.00) for the three months ended June 30, 2014 and 2013, respectively. There were 600,000 and 5,600,000 common stock equivalents at June 30, 2014 and 2013, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

On May 14, 2014, FASB and IASB issued a new joint revenue recognition standard that supersedes nearly all US GAAP guidance on revenue recognition. The core principal of the standard is that revenue recognition should depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new standard is effective for the Partnership for the fiscal year beginning April 1, 2017 and the effects of the standard on the Partnership’s consolidated financial statements are not known at this time.

Management does not believe that any other recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 3 - INVENTORY

Inventory at June 30, 2014 consisted of the following:

	Current	Long Term	Total
Raw materials	$136,877	$56,071	$192,948
Finished Goods	21,104	1,682	22,786
	$157,981	$57,753	$215,734

Inventory at March 31, 2014 consisted of the following:

	Current	Long Term	Total
Raw materials	$78,072	$36,364	$114,436
Finished Goods	16,620	1,682	18,302
	$94,692	$38,046	$132,738

The Company values its inventories at the first in, first out ("FIFO") method at the lower of cost or market.

NOTE 4 – SECURED CONVERTIBLE NOTE RECEIVABLE

On June 4, 2009 the Company invested in Wellington Scientific, LLC (“Wellington”) which has rights to an electronic uroflowmetry diagnostic medical device technology. The Company invested a total of $50,000, with $10,000 provided in cash, and $40,000 in services to Wellington. Wellington issued a convertible note to the Company for a principal amount of $50,000 with an interest rate of 10% due at various dates through July 15, 2012. The total of the note receivable and accrued interest at June 30, 2014 and March 31, 2014 was $63,947 and $62,900, respectively. At the option of the Company, the Note is convertible in whole or in part, into equity of Wellington. The conversion price, and resulting equity ownership percentage in Wellington, is determined by dividing the cash value of principal and accrued interest by $2,000,000. (See Legal Proceedings).

As of August 14, 2014, the loan has not yet been repaid.

NOTE 5 – CONCENTRATIONS

During the three month period ended June 30, 2014, one customer accounted for 18% of our revenue. As of June 30, 2014, three customers represented approximately 52% of our accounts receivable.

During the three month period ended June 30, 2013, two customers accounted for 35% of our revenue. As of June 30, 2013, three customers represented approximately 53% of our accounts receivable.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Revenues from foreign customers represented $40,095 of net revenue or 6.4% for the three months ended June 30, 2014 and $46,954 of net revenue or 14.6% for the three months ended June 30, 2013. As of June 30, 2014 and 2013, accounts receivable includes approximately $4,300 and $4,000, respectively, from foreign customers.

NOTE 6 - SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Electronics	Total
Three months ended June 30, 2014
Revenue from external customers	$297,158	$326,516	$623,674
Segment operating income (loss)	$77,032	$(41,298)	$35,734

Three months ended June 30, 2013
Revenue from external customers	$249,780	$72,659	$322,439
Segment operating income (loss)	$70,571	$(137,371)	$(66,800)

Total assets at June 30, 2014	$488,768	$546,573	$1,035,341

Total assets at March 31, 2014	$613,406	$216,822	$830,228

NOTE 7 - OPTIONS OUTSTANDING

During 2013, ADM granted an aggregate of 5,600,000 stock options to employees and consultants expiring at various dates through fiscal 2015. During 2014, 5,000,000 of the outstanding stock options were exercised. The options had various exercise prices and were fully vested at the date of grant. The options were valued at $55,997 using the Black Scholes option pricing model with the following assumptions: risk free interest rate of 4.9%, volatility of 414%, estimated useful life of 1.5 years and dividend rate of 0%. The following table summarizes information on all common share purchase options issued by us as of June 30, 2014 and 2013.

	2014		2013

	# of Shares	Weighted Average Exercise Price	# of Shares	Weighted Average Exercise Price

Outstanding, beginning of year	600,000	$0.01	5,600,000	$0.01

Issued	-	$-	-	$-

Exercised	-	$-	-	$-

Expired	-	$-	-	$-

Outstanding, end of year	600,000	$0.01	5,600,000	$0.01

Exercisable, end of year	600,000	$0.01	5,600,000	$0.01

NOTE 8 - COMMITMENTS AND CONTINGENCIES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2019. The Company’s future minimum lease commitment at June 30, 2014 is as follows:

Period	Per year
2015	$104,625
2016	104,625
2017	104,625
2018	104,625
2019	104,625
$523,125

Rent and real estate tax expense for all facilities for the three months ended June 30, 2014 and 2013 was approximately $31,000 for each period.

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

●

We were paid at the rate of $26,000 per month by IHS for these services; in August 2012 IHS agreed to pay ADM approximately $6,000 per month for reduced services on a month-to-month basis, and on October 1, 2013 the monthly amount to be paid by IHS was reduced to $3,000 plus additional amounts for individual projects requested time to time by IHS. Pursuant to this agreement, revenues from engineering services to IHS for the three months ended June 30, 2014 and 2013 were $9,000 and $19,096, respectively.

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

Pursuant to the manufacturing agreement, sales of finished goods to IHS for the three months ended June 30, 2014 and 2013 were $-0- and $41,189, respectively.

NOTE 9 - INCOME TAXES

The provision for income taxes of -0- is net of a benefit from the carry forward of a net operating loss of $12,000.

NOTE 10 – SUBSEQUENT EVENTS

We evaluated all subsequent events from the date of the condensed consolidated balance sheet through the issuance date of this report and determined that there are no events or transactions occurring during the subsequent event reporting period which require recognition or disclosure in the condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our operations and financial condition should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "forecasts", "projects", or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-Q to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Item. 1 Description of Business – Risk Factors" and elsewhere in or incorporated by reference into our Annual Report on Form 10-K for the year ended March 31, 2014.

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

USE OF ESTIMATES:

Our discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the US. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, impairment of long-lived assets, fair value of equity instruments issued to consultants for services and fair value of equity instruments issued to others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above described items, are reasonable.

BUSINESS OVERVIEW

ADM is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. During the three months ended June 30, 2014 and 2013, our operations are conducted through ADM Tronics Unlimited, Inc. ("ADM") and its subsidiaries, Sonotron Medical Systems, Inc. ("SMI") and Action Industries Unlimited LLC ("Action"). On April 1, 2013 Action ceased operations and its assets were transferred to the Company. In addition, the Company owns a minority interest in Montvale Technologies, Inc. (formerly known as Ivivi Technologies, Inc.) ("ITI"), which until October 18, 2006 was operated as a subsidiary of the Company. ITI was deconsolidated as of October 18, 2006 upon the consummation of ITI's initial public offering. Our investment in ITI from October 18, 2006 through March 31, 2008 was reported under the equity method of accounting. Since April 1, 2008 we reported our investment in ITI at fair value. As reported by ITI, on February 12, 2010 all of ITI’s assets were acquired by IHS, an unaffiliated entity controlled by ITI’s former Chairman of the Board. Concurrent with such asset sale, the Company entered into agreements with IHS for services related to engineering and regulatory matters, and the previous manufacturing agreement with ITI was assigned to IHS.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2014 AS COMPARED TO JUNE 30, 2013

REVENUES

Revenues were $623,674 for the three months ended June 30, 2014 as compared to $322,439 for the three months ended June 30, 2013, an increase of $301,235, or 93%. The increase resulted from an increase in sales to customers in both our electronics division in the amount of $253,857 and chemical division in the amount of $47,378.

Gross profit was $379,022, or 60.8%, for the three months ended June 30, 2014 and $173,237, or 53.7% for the three months ended June 30, 2013. Gross profit percentage increased by 31.4% in our electronics division mostly due to an increase in sales of engineering services of $84,000, which was partially offset by a decrease of 24.3% in our chemical division.

We are highly dependent upon certain customers to generate our revenues. During the three month period ended June 30, 2014, one customer accounted for 18% of our revenue. During the three month period ended June 30, 2013, two customers accounted for 35% of our revenue. The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results.

OPERATING PROFIT / LOSS

Income from operations for the three months ended June 30, 2014 was $35,734 compared to a loss from operations for the three months ended June 30, 2013 of $66,800. Selling, general and administrative expenses increased by $102,646, or 45%, from $226,956 to $329,601 mainly due to an increase of $34,686 in salaries coupled with an increase in royalties and commissions of $33,505 and an increase of $50,000 in regulatory engineering costs. Cost of sales increased by $95,450, or 64% from $149,202 to $244,652, mainly due to an increase in direct material purchases of $72,619 coupled with an increase in freight costs of $6,822 and direct labor of $13,490.

NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE

Net income for the three months ended June 30, 2014 was $35,828, or $0.00 per share, compared to a net loss for the three months ended June 30, 2013 of ($66,238) or ($0.00) per share. Interest income decreased $305 to $1,047 in the three months ended June 30, 2014, from $1,352 in the three months ended June 30, 2013, due to decreased funds invested in a money market account, offset by an increase in accrued interest receivable on a convertible note issued to Wellington.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2014, we had cash and cash equivalents of $69,894 as compared to $83,156 at March 31, 2014. The $13,262 decrease was primarily the result of cash used in operations during the three month period in the amount of $9,262 and cash used in financing activities in the amount of $4,000. Our cash will continue to be used for increased marketing costs, and the related administrative expenses, in order to attempt to increase our revenue.  We expect to have enough cash to fund operations for the next twelve months. Our note payable of $132,990 at June 30, 2014, is secured and collateralized by restricted cash of $232,264. This note bears an interest rate of 2% above the rate of the savings account. The interest rate at June 30, 2014 was 2.15% and is payable upon demand.

Future Sources of Liquidity:

We expect that growth in profitable revenues and continued focus on new customers will enable us to continue to generate cash flows from operating activities during fiscal 2015.

If we do not generate sufficient cash from operations, face unanticipated cash needs or do not otherwise have sufficient cash, we may need to consider the sale of certain intellectual property which does not support the Company’s operations. In addition, we have the ability to reduce certain expenses depending on the level of business operation.

Based on current expectations, we believe that our existing cash of $69,894 as of June 30, 2014 and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash used by operating activities was $9,262 for the three months ended June 30, 2014, as compared to net cash used by operating activities of $69,939 for the three months ended June 30, 2013.  The use of cash during the three months ended June 30, 2014 was primarily due to net income of $35,828 and an increase in operating liabilities of $173,285, and a decrease in net operating assets of $220,017.

INVESTING ACTIVITIES

No cash was provided or used in investing activities for the three months ended June 30, 2014.

For the three months ended June 30, 2013, net cash used in investing activities was $304 due to the deposits into the restricted cash account.

FINANCING ACTIVITIES

For the three months ended June 30, 2014 and 2013, net cash used in financing activities were $4,000 and $3,000, respectively which were repayments on a note from a commercial bank to facilitate our acquisition of AIU.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Ru1e 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended June 30, 2014, there were no changes in the Company's internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended March 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. OTHER INFORMATION

None

ITEM 5. EXHIBITS.

(a) Exhibit No.

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
August 14, 2014