Form 10-Q
period 2014-09-30
ADM TRONICS UNLIMITED INC/DE
filed 2014-11-19
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

64,939,537 shares of Common Stock, $.0005 par value, as of November 19, 2014.

ADM TRONICS UNLIMITED, INC., AND SUBSIDIARIES

	INDEX

		Page
		Number
Part I - Financial Information

Item 1.	Condensed Consolidated Financial Statements:

	Condensed Consolidated Balance Sheet – September 30, 2014 (unaudited) and March 31, 2014	3

	Condensed Consolidated Statements of Operations for the three and six months ended September 30, 2014 and 2013 (unaudited)	4

	Condensed Consolidated Statements of Cash Flow for the six months ended September 30, 2014 and 2013 (unaudited)	5

	Notes to the Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	14

Part II - Other Information

Item 1.	Legal Proceedings	14

Item 1A.	Risk Factors	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Upon Senior Securities	14

Item 4.	Other Information	14

Item 5.	Exhibits	14

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2014	2014
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$159,935	$83,156
Accounts receivable, net of allowance for doubtful accounts of $3,000 for each period	435,658	271,038
Inventories	253,310	94,692
Prepaid expenses and other current assets	16,442	10,623
Restricted cash	232,525	232,264

Total current assets	1,097,870	691,773

Property and equipment, net of accumulated depreciation of $73,002 and $70,942, respectively	4,314	6,374

Inventories - long-term portion	63,132	38,046
Secured convertible note receivable, including interest of $23,006 and $20,900, respectively	65,006	62,900
Intangible assets, net of accumulated amortization of $152,771 and $151,777, respectively	15,377	16,371
Other assets	15,764	14,764
Total other assets	163,593	138,455

Total assets	$1,261,463	$830,228

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Note payable - bank	$129,990	$136,990
Accounts payable	259,530	208,248
Accrued expenses and other current liabilities	373,270	312,901
Customer deposits	128,262	24,770
Due to shareholder	217,900	160,006
Total current liabilities	1,108,952	842,915

Total liabilities	1,108,952	842,915

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 authorized, 64,939,537 shares issued and outstanding at September 30, 2014 and March 31, 2014, respectively	32,470	32,470
Additional paid-in capital	32,298,094	32,298,094
Accumulated deficit	(32,178,053)	(32,343,251)
Total stockholders' equity	152,511	(12,687)

Total liabilities and stockholders' equity	$1,261,463	$830,228

The accompanying notes are an integral part of these

condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2014	2013	2014	2013

Net revenues	$748,593	$389,972	$1,372,267	$712,411

Cost of sales	268,981	197,729	558,916	364,709

Gross Profit	479,612	192,243	813,351	347,702

Operating expenses:
Research and development	18,241	10,429	30,286	19,102
Selling, general and administrative	331,171	231,890	615,492	441,069
Depreciation and amortization	1,414	4,258	3,054	8,664

Total operating expenses	350,826	246,577	648,832	468,835

Income (loss) from operations	128,786	(54,334)	164,519	(121,133)

Other income (expense):
Interest income	1,325	1,241	2,372	2,593
Interest expense	(740)	(781)	(1,693)	(1,571)
Total other income (expense)	585	460	679	1,022

Net income (loss)	$129,371	$(53,874)	$165,198	$(120,111)

Basic and diluted (loss) per common share:	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average shares of common stock outstanding - basic	64,939,537	59,939,537	64,939,537	59,939,537

Weighted average shares of common stock outstanding - diluted	65,539,537	59,939,537	65,539,537	59,939,537

The accompanying notes are an integral part of these

condensed consolidated financial statements.

 ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net income (loss)	$165,198	$(120,111)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Depreciation and amortization	3,054	8,664
Stock based compensation	-	-
Interest receivable	(2,106)	(2,152)
Increase (decrease) in cash flows as a result of changes in net assets and liabilities balances:
Accounts receivable	(164,620)	(19,499)
Inventory	(183,704)	(22,763)
Prepaid expenses and other current assets	(5,819)	(1,135)
Accounts payable	51,282	53,449
Customer deposit	103,492	36,636
Due to shareholder	57,894	-
Accrued expenses and other current liabilities	60,369	(2,877)
Net cash provided (used) in operating activities	85,040	(69,788)

Cash flows from investing activities:
Restricted cash	(261)	(393)
Other assets Investment in Angiodroid	(1,000)	-

Net cash provided (used) by investing activities	(1,261)	(393)

Cash flows used in financing activities:
Repayments on note payable - Bank	(7,000)	(6,000)

Net cash used in financing activities	(7,000)	(6,000)

Net increase (decrease) in cash and cash equivalents	76,779	(76,181)

Cash and cash equivalents - beginning of year	83,156	105,087

Cash and cash equivalents - end of year	$159,935	$28,906

Cash paid for:
Interest	$1,693	$1,571

The accompanying notes are an integral part of these

condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 AND 2013

(Unaudited)

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

The accompanying condensed consolidated financial statements as of September 30, 2014 (unaudited) and March 31, 2014 and for the three and six month periods ended September 30, 2014 and 2013 (unaudited) have been prepared by ADM pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and explanatory notes for the year ended March 31, 2014 as disclosed in our annual report on Form 10-K for that year . The results of the three and six months ended September 30, 2014 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending March 31, 2015.

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

NET INCOME / (LOSS) PER SHARE

Basic net income (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common stock equivalents for the three and six months ended September 30, 2013, have been excluded from the fully diluted calculation of net income (loss) per share, as inclusion would be anti-dilutive.

Per share basic and diluted net income (loss) amounted to $0.00 and ($0.00) for the three and six months ended September 30, 2014 and 2013, respectively. There were 600,000 and 5,600,000 common stock equivalents at September 30, 2014 and 2013, respectively.

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

NOTE 3 - INVENTORY

Inventory at September 30, 2014 consisted of the following:

	Current	Long Term	Total
Raw materials	$224,517	$61,450	$285,967
Finished Goods	28,793	1,682	30,475
	$253,310	$63,132	$316,442

Inventory at March 31, 2014 consisted of the following:

	Current	Long Term	Total
Raw materials	$78,072	$36,364	$114,436
Finished Goods	16,620	1,682	18,302
	$94,692	$38,046	$132,738

The Company values its inventories at the first in, first out ("FIFO") method at the lower of cost or market.

NOTE 4 – SECURED CONVERTIBLE NOTE RECEIVABLE

On June 4, 2009 the Company invested in Wellington Scientific, LLC (“Wellington”) which has rights to an electronic uroflowmetry diagnostic medical device technology. The Company invested a total of $50,000, with $10,000 provided in cash, and $40,000 in services to Wellington. Wellington issued a convertible note to the Company for a principal amount of $50,000 with an interest rate of 10% due at various dates through July 15, 2012. The total of the note receivable and accrued interest at September 30, 2014 and March 31, 2014 was $65,006 and $62,900, respectively. At the option of the Company, the Note is convertible in whole or in part, into equity of Wellington. The conversion price, and resulting equity ownership percentage in Wellington, is determined by dividing the cash value of principal and accrued interest by $2,000,000. (See Legal Proceedings).

As of November 14, 2014, the loan has not yet been repaid.

NOTE 5 – CONCENTRATIONS

During the three month period ended September 30, 2014, one customer accounted for 18% of our revenue.

During the three month period ended September 30, 2013, two customers accounted for 26% of our revenue.

During the six month period ended September 30, 2014, one customer accounted for 18% of our revenue. As of September 30, 2014, three customers represented approximately 42% of our accounts receivable.

During the six month period ended September 30, 2013, two customers accounted for 27% of our revenue.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Revenues from foreign customers represented $90,540 of net revenue or 12.1% for the three months ended September 30, 2014 and $85,145 of net revenue or 21.8% for the three months ended September 30, 2013.

Revenues from foreign customers represented $130,635 of net revenue or 9.5% for the six months ended September 30, 2014 and $132,099 of net revenue or 18.5% for the six months ended September 30, 2013.

As of September 30, 2014 and 2013, accounts receivable includes approximately $23,128 and $6,966, respectively, from foreign customers.

NOTE 6 - SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Electronics	Total
Three months ended September 30, 2014
Revenue from external customers	$341,121	$407,472	$748,593
Segment operating income (loss)	$81,446	$47,340	$128,786

Three months ended September 30, 2013
Revenue from external customers	$290,294	$99,678	$389,972
Segment operating income (loss)	$51,225	$(105,559)	$(54,334)

Six months ended September 30, 2014
Revenue from external customers	$638,279	$733,988	$1,372,267
Segment operating income (loss)	$158,478	$6,042	$164,520

Six months ended September 30, 2013
Revenue from external customers	$540,074	$172,337	$712,411
Segment operating income (loss)	$121,796	$(242,929)	$(121,133)

Total assets at September 30, 2014	$583,740	$677,722	$1,261,463

Total assets at March 31, 2014	$613,406	$216,822	$830,228

NOTE 7 - OPTIONS OUTSTANDING

During 2013, ADM granted an aggregate of 5,600,000 stock options to employees and consultants expiring at various dates through fiscal 2015. During 2014, 5,000,000 of the outstanding stock options were exercised. The options had various exercise prices and were fully vested at the date of grant. The options were valued at $55,997 using the Black Scholes option pricing model with the following assumptions: risk free interest rate of 4.9%, volatility of 414%, estimated useful life of 1.5 years and dividend rate of 0%. The following table summarizes information on all common share purchase options issued by us as of September 30, 2014 and 2013.

	2014		2013

		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	# of Shares	Price	# of Shares	Price

Outstanding, beginning of year	600,000	$0.01	5,600,000	$0.01

Issued	-	$-	-	$-

Exercised	-	$-	-	$-

Expired	-	$-	-	$-

Outstanding, September 30	600,000	$0.01	5,600,000	$0.01

Exercisable, September 30	600,000	$0.01	5,600,000	$0.01

NOTE 8 - COMMITMENTS AND CONTINGENCIES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2019. The Company’s future minimum lease commitment at September 30, 2014 is as follows:

For the twelve month period ending September 30,	Amount
2015	$104,625
2016	104,625
2017	104,625
2018	78,469
$392,344

Rent and real estate tax expense for all facilities for the six months ended September 30, 2014 and 2013 was approximately $63,000, respectively, for each period.

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

●

Effective October 1, 2013 the monthly amount to be paid by IHS for these services was $3,000 plus additional amounts for individual projects requested from time to time by IHS. Pursuant to this agreement, revenues from engineering services to IHS for the three and six months ended September 30, 2014 were $9,300 and $18,300, respectively. Revenues for the three and six months ended September 30, 2013 were $19,096 and $18,551, respectively.

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

Pursuant to the manufacturing agreement, sales of finished goods to IHS for the three and six months ended September 30, 2014 were $-0- and $79,995, respectively.

Sales of finished goods to IHS for the three and six months ended September 30, 2013 were $33,724 and $84,086, respectively.

NOTE 9 - INCOME TAXES

At September 30, 2014, the Company had federal and state net operating loss carry-forwards ("NOL")'s of approximately $7,820,000, which are due to expire through fiscal 2034: These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Ultimate utilization of such NOL's and credits is dependent upon .the Company's ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs.

Due to the uncertainty related to future taxable income, the Company provides a 100% valuation allowance for the deferred tax benefit resulting from the NOL's and depreciation and amortization.

NOTE 10 – DUE TO SHAREHOLDER

The Company’s President has been deferring his salary and bonuses periodically to assist the Company’s cash flow. There are no repayment terms or interest accruing on this liability.

NOTE 11 – SUBSEQUENT EVENTS

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

WARRANTY LIABILITIES

We offer a limited 90 day warranty on our electronics products and a 5 year limited warranty on all of our electronic controllers for spas and hot tubs sold through Action.  This product lines’ past experience has resulted in de minimis costs associated with warranty issues.  Therefore, no warranty liabilities have been recorded. Accordingly, management has not accrued any liability for future expenses as management has deemed such costs to be de minimus.

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

BUSINESS OVERVIEW

ADM is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. During the six months ended September 30, 2014 and 2013, our operations are conducted through ADM Tronics Unlimited, Inc. ("ADM") and its subsidiaries, Sonotron Medical Systems, Inc. ("SMI") and Action Industries Unlimited LLC ("Action"). On April 1, 2013 Action ceased operations and its assets were transferred to the Company. In addition, the Company owns a minority interest in Montvale Technologies, Inc. (formerly known as Ivivi Technologies, Inc.) ("ITI"), which until October 18, 2006 was operated as a subsidiary of the Company. ITI was deconsolidated as of October 18, 2006 upon the consummation of ITI's initial public offering. Our investment in ITI from October 18, 2006 through March 31, 2008 was reported under the equity method of accounting. Since April 1, 2008 we reported our investment in ITI at fair value. As reported by ITI, on February 12, 2010 all of ITI’s assets were acquired by IHS, an unaffiliated entity controlled by ITI’s former Chairman of the Board. Concurrent with such asset sale, the Company entered into agreements with IHS for services related to engineering and regulatory matters, and the previous manufacturing agreement with ITI was assigned to IHS.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2014 AS COMPARED TO SEPTEMBER 30, 2013

REVENUES

Revenues were $748,593 for the three months ended September 30, 2014 as compared to $389,972 for the three months ended September 30, 2013, an increase of $358,621, or 92%. The increase resulted from an increase in sales to customers in both our electronics division in the amount of $307,794 and chemical division in the amount of $50,827.

Gross profit was $479,612, or 64.1%, for the three months ended September 30, 2014 and $192,243, or 49.3% for the three months ended September 30, 2013. Gross profit percentage increased by 30.4% in our electronics division mostly due to an increase in sales of engineering services partially offset with a decrease of 15.6% in our chemical division.

We are highly dependent upon certain customers to generate our revenues. During the three month period ended September 30, 2014, one customer accounted for 18% of our revenue. During the three month period ended September 30, 2013, two customers accounted for 26% of our revenue. The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results.

OPERATING PROFIT / LOSS

Income from operations for the three months ended September 30, 2014 was $128,786 compared to a loss from operations for the three months ended September 30, 2013 of $54,334. Selling, general and administrative expenses increased by $99,281, or 43%, from $231,890 to $331,171 mainly due to an increase of $10,580 in legal fees coupled with an increase in accounting fees of $18,718, royalties and commissions of $36,774 and in engineering expenses of $12,701. Cost of sales increased by $71,252, or 30% from $197,729 to $268,981, mainly due to an increase in direct material purchases of $42,816 coupled with an increase in freight costs of $5,568, direct labor of $2,534 and engineering expenses of $15,524.

NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE

Net income for the three months ended September 30, 2014 was $129,371, or $0.00 per share, compared to a net loss for the three months ended September 30, 2013 of ($53,874) or ($0.00) per share. Interest income increased $84 to $1,325 in the three months ended September 30, 2014, from $1,241 in the three months ended September 30, 2013, due to increased funds invested in a money market account, offset by an increase in accrued interest receivable on a convertible note issued to Wellington.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2014 AS COMPARED TO SEPTEMBER 30, 2013

REVENUES

Revenues were $1,372,267 for the six months ended September 30, 2014 as compared to $712,411 for the six months ended September 30, 2013, an increase of $659,856, or 93%. The increase resulted from an increase in sales to customers in both our electronics division in the amount of $561,651 and chemical division in the amount of $98,205.

Gross profit was $813,351, or 59.3%, for the six months ended September 30, 2014 and $347,702, or 48.8% for the six months ended September 30, 2013.

We are highly dependent upon certain customers to generate our revenues. During the six month period ended September 30, 2014, one customer accounted for 18% of our revenue. During the six month period ended September 30, 2013, two customers accounted for 27% of our revenue. The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results.

OPERATING PROFIT / LOSS

Income from operations for the six months ended September 30, 2014 was $164,519 compared to a loss from operations for the six months ended September 30, 2013 of $121,133. Selling, general and administrative expenses increased by $174,423, or 40%, from $441,069 to $615,492 mainly due to an increase of $38,877 in salaries coupled with an increase in royalties and commissions of $70,279 and an increase in engineering expenses of $35,205. Cost of sales increased by $194,207, or 53% from $364,709 to $558,916, mainly due to an increase in direct material purchases of $115,435 coupled with an increase in engineering expenses of $43,029, direct labor of $16,024 and an increase in freight costs of $12,390.

NET INCOME (LOSS) AND NET INCOME (LOSS) PER SHARE

Net income for the six months ended September 30, 2014 was $165,198, or $0.00 per share, compared to a net loss for the six months ended September 30, 2013 of ($120,111) or ($0.00) per share. Interest income decreased $221 to $2,372 in the six months ended September 30, 2014, from $2,593 in the six months ended September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2014, we had cash and cash equivalents of $159,935 as compared to $83,156 at March 31, 2014. The $76,779 increase was primarily the result of cash provided in operations during the six month period in the amount of $85,040 offset by cash used in financing activities in the amount of $7,000 and cash used in investing activities of $1,261. Our cash will continue to be used for increased marketing costs, and the related administrative expenses, in order to attempt to increase our revenue.  We expect to have enough cash to fund operations for the next twelve months. Our note payable of $129,990 at September 30, 2014, is secured and collateralized by restricted cash of $234,525. This note bears an interest rate of 2% above the rate of the savings account. The interest rate at September 30, 2014 was 2.15% and is payable upon demand.

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

Based on current expectations, we believe that our existing cash of $159,935 as of September 30, 2014 and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash provided (used) by operating activities was $85,040 for the six months ended September 30, 2014, as compared to net cash used by operating activities of $(69,788) for the six months ended September 30, 2013.  The cash provided during the six months ended September 30, 2014 was primarily due to net income of $165,198 and an increase in operating liabilities of $273,037, and a decrease in net operating assets of $353,195.

INVESTING ACTIVITIES

Cash was used in investing activities in the amount of $1,261 which included deposits in the restricted cash in the amount of $261 and an investment in Angiodroid of $1,000 for the six months ended September 30, 2014. The Company made a $1,000 capital contribution in Angiodroid America, Inc. for 20% ownership.

For the six months ended September 30, 2013, net cash used in investing activities was $393 due to the deposits into the restricted cash account.

FINANCING ACTIVITIES

For the six months ended September 30, 2014 and 2013, net cash used in financing activities were $7,000 and $6,000, respectively which were repayments on a note from a commercial bank to facilitate our acquisition of AIU.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Ru1e 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended September 30, 2014, there were no changes in the Company's internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

Wellington filed a counter claim for unspecified damages which the Company believes is without merit.

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
November 19, 2014