Form 10-Q
period 2014-12-31
ADM TRONICS UNLIMITED INC/DE
filed 2015-02-13
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

64,939,537 shares of Common Stock, $.0005 par value, as of February 13, 2015.

ADM TRONICS UNLIMITED, INC., AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2014	2014
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$222,799	$83,156
Accounts receivable, net of allowance for doubtful accounts of $6,000 and $3,000, respectively	456,973	271,038
Inventories	261,199	94,692
Prepaid expenses and other current assets	16,406	10,623
Restricted cash	232,437	232,264

Total current assets	1,189,814	691,773

Property and equipment, net of accumulated depreciation of $73,618 and $70,942, respectively	3,698	6,374

Inventories - long-term portion	64,552	38,046
Secured convertible note receivable, including interest of $24,064 and $20,900, respectively	66,064	62,900
Intangible assets, net of accumulated amortization of $153,268 and $151,777, respectively	14,880	16,371
Other assets	15,764	14,764
Total other assets	164,958	138,455

Total assets	$1,354,772	$830,228

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Note payable - bank	$127,966	$136,990
Accounts payable	256,700	208,248
Accrued expenses and other current liabilities	377,706	312,901
Customer deposits	111,054	24,770
Due to shareholder	214,182	160,006
Total current liabilities	1,087,608	842,915

Total liabilities	1,087,608	842,915

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 authorized, 64,939,537 shares issued and outstanding at December 31, 2014 and March 31, 2014, respectively	32,470	32,470
Additional paid-in capital	32,298,094	32,298,094
Accumulated deficit	(32,063,400)	(32,343,251)
Total stockholders' equity	267,164	(12,687)

Total liabilities and stockholders' equity	$1,354,772	$830,228

The accompanying notes are an integral part of these

condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2014	2013	2014	2013

Net revenues	$677,683	$412,331	$2,049,950	$1,124,742

Cost of sales	284,125	195,787	843,041	560,497

Gross Profit	393,558	216,544	1,206,909	564,245

Operating expenses:
Research and development	59,400	17,411	89,686	36,513
Selling, general and administrative	218,885	164,644	834,377	605,712
Depreciation and amortization	1,113	2,944	4,167	11,608

Total operating expenses	279,398	184,999	928,230	653,833

Income (loss) from operations	114,160	31,545	278,679	(89,588)

Other income (expense):
Interest income	992	1,123	3,364	3,716
Interest expense	(499)	(131)	(2,192)	(1,702)
Total other income (expense)	493	992	1,172	2,014

Net income (loss)	$114,653	$32,537	$279,851	$(87,574)

Basic and diluted (loss) per common share:	$0.00	$0.00	$0.00	$(0.00)

Weighted average shares of common stock outstanding - basic	64,939,537	59,939,537	64,939,537	59,939,537

Weighted average shares of common stock outstanding - diluted	65,539,537	59,939,537	65,539,537	59,939,537

The accompanying notes are an integral part of these

condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2014 AND 2013

(Unaudited)

	2014	2013
Cash flows from operating activities:
Net income (loss)	$279,851	$(87,574)
Adjustments to reconcile net income (loss) to net cash provided (used) in operating activities:
Depreciation and amortization	4,167	11,608
Bad debt	3,000	1,000
Interest receivable	(3,164)	(3,164)
Increase (decrease) in cash flows as a result of changes in assets and liabilities balances:
Accounts receivable	(188,935)	(64,414)
Inventories	(193,013)	(9,214)
Prepaid expenses and other current assets	(5,783)	9,979
Other assets	-	(121)
Accounts payable	48,452	25,781
Customer deposits	86,284	17,273
Due to shareholder	54,176	-
Accrued expenses and other current liabilities	64,805	7,827
Net cash provided (used) in operating activities	149,840	(91,019)

Cash flows from investing activities:
Repayment from related party	-	10,620
Restricted cash	(173)	(482)
Investment in Angiodroid	(1,000)	-

Net cash provided (used) by investing activities	(1,173)	10,138

Cash flows used in financing activities:
Repayments on note payable - Bank	(9,024)	(9,000)

Net cash used in financing activities	(9,024)	(9,000)

Net increase (decrease) in cash and cash equivalents	139,643	(89,881)

Cash and cash equivalents - beginning of year	83,156	105,087

Cash and cash equivalents - end of year	$222,799	$15,206

Cash paid for:
Interest	$2,132	$2,337

The accompanying notes are an integral part of these

condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 AND 2013

(Unaudited)

NOTE 1 - NATURE OF BUSINESS

ADM Tronics Unlimited, Inc. ("we", "us", the “Company" or "ADM"), was incorporated under the laws of the state of Delaware on November 24, 1969. We are an engineering and manufacturing concern whose principal lines of business are engineering and manufacturing of electronics, primarily medical electronic devices, and the development, production and sale of chemical products.

The accompanying condensed consolidated financial statements as of December 31, 2014 (unaudited) and March 31, 2014 and for the three and nine month periods ended December 31, 2014 and 2013 (unaudited) have been prepared by ADM pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and explanatory notes for the year ended March 31, 2014 as disclosed in our annual report on Form 10-K for that year . The results of the three and nine months ended December 31, 2014 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending March 31, 2015.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of ADM Tronics Unlimited, Inc. and its subsidiary Sonotron. All significant intercompany balances and transactions have been eliminated in consolidation.

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

REVENUE RECOGNITION

ELECTRONICS:

We recognize revenue from engineering services on a project or monthly basis. Contract manufacturing and sales of our electronic products are recognized when they are shipped to the purchaser.

CHEMICAL PRODUCTS:

Revenues are recognized when products are shipped to end users. Shipments to distributors are recognized as revenue when no right of return exists.

 NET INCOME / (LOSS) PER SHARE

Basic net income (loss) per share is calculated based on the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed similar to basic loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common stock equivalents for the nine months ended December 31, 2013, have been excluded from the fully diluted calculation of net income (loss) per share, as inclusion would be anti-dilutive.

Per share basic and diluted net income (loss) amounted to $0.00 and ($0.00) for the three and nine months ended December 31, 2014 and 2013, respectively. There were 600,000 and 5,600,000 common stock equivalents at December 31, 2014 and 2013, respectively.

RECLASSIFICATION

Certain item in the prior financial statements have been reclassified to conform to the current presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

On May 14, 2014, FASB and IASB issued a new joint revenue recognition standard that supersedes nearly all US GAAP guidance on revenue recognition. The core principal of the standard is that revenue recognition should depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new standard is effective for the Company for the fiscal year beginning April 1, 2017 and the effects of the standard on the Company’s consolidated financial statements are not known at this time.

Management does not believe that any other recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 3 - Inventories

Inventories at December 31, 2014 consisted of the following:

	Current	Long Term	Total
Raw materials	$234,825	$62,870	$297,695
Finished Goods	26,374	1,682	28,056
	$261,199	$64,552	$325,751

Inventories at March 31, 2014 consisted of the following:

	Current	Long Term	Total
Raw materials	$78,072	$36,364	$114,436
Finished Goods	16,620	1,682	18,302
	$94,692	$38,046	$132,738

The Company values its inventories at the first in, first out ("FIFO") method at the lower of cost or market.

NOTE 4 – SECURED CONVERTIBLE NOTE RECEIVABLE

On June 4, 2009 the Company invested in Wellington Scientific, LLC (“Wellington”) which has rights to an electronic uroflowmetry diagnostic medical device technology. The Company invested a total of $50,000, with $10,000 provided in cash, and $40,000 in services to Wellington. Wellington issued a convertible note to the Company for a principal amount of $50,000 with an interest rate of 10% due at various dates through July 15, 2012. The total of the note receivable and accrued interest at December 31, 2014 and March 31, 2014 was $66,064 and $62,900, respectively. At the option of the Company, the Note is convertible in whole or in part, into equity of Wellington. The conversion price, and resulting equity ownership percentage in Wellington, is determined by dividing the cash value of principal and accrued interest by $2,000,000. (See Legal Proceedings).

As of February 13, 2015, the loan has not yet been repaid.

NOTE 5 – CONCENTRATIONS

During the three month period ended December 31, 2014, one customer accounted for 45% of our revenue.

During the three month period ended December 31, 2013, two customers accounted for 23% of our revenue.

During the nine month period ended December 31, 2014, two customers accounted for 34% of our revenue. As of December 31, 2014, two customers represented approximately 43% of our accounts receivable.

During the nine month period ended December 31, 2013, two customers accounted for 26% of our revenue.

The Company’s customer base is comprised of domestic and foreign entities with diverse demographics. Revenues from foreign customers represented $61,166 of net revenue or 9% for the three months ended December 31, 2014 and $61,229 of net revenue or 13% for the three months ended December 31, 2013.

Revenues from foreign customers represented $191,801 of net revenue or 9% for the nine months ended December 31, 2014 and $188,603 of net revenue or 17% for the nine months ended December 31, 2013.

As of December 31, 2014 and 2013, accounts receivable included $3,110 and $10,116, respectively, from foreign customers.

NOTE 6 - SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Electronics	Total
Three months ended December 31, 2014
Revenue from external customers	$187,824	$489,859	$677,683
Segment operating income (loss)	$(25,205)	$139,365	$114,160

Three months ended December 31, 2013
Revenue from external customers	$207,712	$204,619	$412,331
Segment operating income (loss)	$19,933	$11,612	$31,545

Nine months ended December 31, 2014
Revenue from external customers	$826,103	$1,223,846	$2,049,950
Segment operating income (loss)	$133,272	$145,407	$278,679

Nine months ended December 31, 2013
Revenue from external customers	$747,786	$376,956	$1,124,742
Segment operating income (loss)	$141,729	$(231,317)	$(89,588)

Total assets at December 31, 2014	$824,020	$530,752	$1,354,772

Total assets at March 31, 2014	$613,406	$216,822	$830,228

Revenue from Engineering services is included in the Electronics Segment above as follows:

Three months ended December 31, 2014	$281,551
Three months ended December 31, 2013	$37,648
Nine months ended December 31, 2014	$491,654
Nine months ended December 31, 2013	$37,648

NOTE 7 - OPTIONS OUTSTANDING

During 2013, ADM granted an aggregate of 5,600,000 stock options to employees and consultants expiring at various dates through fiscal 2015. During March 2014, 5,000,000 of the outstanding stock options were exercised. The options had various exercise prices and were fully vested at the date of grant. The options were valued at $55,997 using the Black Scholes option pricing model with the following assumptions: risk free interest rate of 4.9%, volatility of 414%, estimated useful life of 1.5 years and dividend rate of 0%. The following table summarizes information on all common share purchase options issued by us as of December 31, 2014 and 2013.

	2014		2013

	# of Shares	Weighted Average Exercise Price	# of Shares	Weighted Average Exercise Price

Outstanding, April 1	600,000	$0.01	5,600,000	$0.01

Issued	-	$-	-	$-

Exercised	-	$-	-	$-

Expired	-	$-	-	$-

Outstanding, December 31	600,000	$0.01	5,600,000	$0.01

Exercisable, December 31	600,000	$0.01	5,600,000	$0.01

NOTE 8 - COMMITMENTS AND CONTINGENCIES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2019. The Company’s future minimum lease commitment at December 31, 2014 is as follows:

For the twelve month period ending December 31,	Amount
2015	$104,625
2016	104,625
2017	104,625
2018	52,313
$366,188

Rent and real estate tax expense for all facilities for the nine months ended December 31, 2014 and 2013 was approximately $94,000, respectively, for each period.

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

●

Effective October 1, 2013 the monthly amount to be paid by IHS for these services was $3,000 plus additional amounts for individual projects requested from time to time by IHS. Pursuant to this agreement, revenues from engineering services to IHS for the three and nine months ended December 31, 2014 were $9,900 and $28,200, respectively. Revenues for the three and nine months ended December 31, 2013 were $9,000 and $18,551, respectively.

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

Pursuant to the manufacturing agreement, sales of finished goods to IHS for the three and nine months ended December 31, 2014 were $-0- and $18,300, respectively.

Sales of finished goods to IHS for the three and nine months ended December 31, 2013 were $9,000 and $46,650, respectively.

LEGAL PROCEEDING

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

NOTE 9 - INCOME TAXES

At December 31, 2014, the Company had federal and state net operating loss carry-forwards ("NOL")'s of approximately $7,766,000, which are due to expire through fiscal 2034: These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Ultimate utilization of such NOL's and credits is dependent upon .the Company's ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs.

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

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

We recognize revenue from engineering services on a project or monthly basis and contract manufacturing revenues are recognized after shipment of completed products. For the sale of our electronic products, revenues are recognized when they are shipped to the purchaser.. Shipping and handling charges and costs are de minimis. We offer a limited 90 day warranty on our electronics products and a limited 5 year warranty on our electronic controllers for spas and hot tubs. Historically, the amount of warranty revenue included in the sales of our electronic products have been de minimis. We have no other post shipment obligations and sales returns have been de minimis.

Revenues from sales of chemical products are recognized when products are shipped to end users.  Shipments to distributors are recognized as sales where no right of return exists.

USE OF ESTIMATES

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

BUSINESS OVERVIEW

ADM is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. During the nine months ended December 31, 2014 and 2013, our operations are conducted through ADM Tronics Unlimited, Inc. ("ADM") and its subsidiary, Sonotron Medical Systems, Inc. ("SMI"). In addition, the Company owns a minority interest in Montvale Technologies, Inc. (formerly known as Ivivi Technologies, Inc.) ("ITI"), which until October 18, 2006 was operated as a subsidiary of the Company. ITI was deconsolidated as of October 18, 2006 upon the consummation of ITI's initial public offering.

We are a technology-based engineering and manufacturing company with diversified lines of products in the following four areas: (1) electronic products for numerous industries, including therapeutic non-invasive electronic medical devices and electronic controllers for spas and hot tubs, (2) environmentally safe chemical products for industrial use, (3) cosmetic and topical dermatological products and (4) antistatic paint and coatings products.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED DECEMBER 31, 2014 AS COMPARED TO DECEMBER 31, 2013

Revenues were $677,683 for the three months ended December 31, 2014 as compared to $412,331 for the three months ended December 31, 2013, an increase of $265,352, or 64%. The increase resulted from an increase in engineering revenue and sales to customers in our electronics segment of $285,240 offset by a decrease in our chemical segment in the amount of $19,888.

Gross profit was $393,558, or 58.1%, for the three months ended December 31, 2014 and $216,544, or 52.5% for the three months ended December 31, 2013. Gross profit percentage increased by 18.4% in our electronics segment mostly due to an increase in engineering services partially offset with a decrease of 12.8% in our chemical segment.

We are highly dependent upon certain customers to generate our revenues. During the three month period ended December 31, 2014, one customer accounted for 45% of our revenue. During the three month period ended December 31, 2013, two customers accounted for 23% of our revenue. The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results.

Income from operations for the three months ended December 31, 2014 was $114,160 compared to $31,545 for the three months ended December 31, 2013. Selling, general and administrative expenses increased by $54,241 or 33%, from $164,644 to $218,885 mainly due to an increase of $36,608 in legal fees, $13,689 in royalties and commissions, and accounting fees of $16,712.

Interest income decreased $131 to $992 in the three months ended December 31, 2014, from $1,123 in the three months ended December 31, 2013, due to decreased funds invested in a money market account, offset by an increase in accrued interest receivable on a convertible note issued to Wellington.

The foregoing resulted in Net income for the three months ended December 31, 2014 of $114,653, or $0.00 per share, compared to net income for the three months ended December 31, 2013 of $32,537 or $0.00 per share.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 31, 2014 AS COMPARED TO DECEMBER 31, 2013

Revenues were $2,049,950 for the nine months ended December 31, 2014 as compared to $1,124,742 for the nine months ended December 31, 2013, an increase of $925,208, or 82%. The increase resulted from an increase in sales to customers in both our electronics segment in the amount of $846,890 and chemical segment in the amount of $78,317.

Gross profit was $1,206,909, or 58.9%, for the nine months ended December 31, 2014 and $564,245, or 50.2% for the nine months ended December 31, 2013. Gross profit percentage increased by 25.2% in our electronics segment mostly due to an increase in engineering services partially offset by a decrease of 16.5% in our chemical segment.

We are highly dependent upon certain customers to generate our revenues. During the nine month period ended December 31, 2014, two customer accounted for 34% of our revenue. During the nine month period ended December 31, 2013, two customers accounted for 26% of our revenue. The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results.

Income from operations for the nine months ended December 31, 2014 was $278,679 compared to a loss from operations for the nine months ended December 31, 2013 of ($89,588). Selling, general and administrative expenses increased by $228,665, or 38%, from $605,712 to $834,377 mainly due to an increase of $46,869 in salaries coupled with an increase in royalties and commissions of $83,968, $26,785 in accounting fees and $46,148 in legal fees.

Interest income decreased $352 to $3,364 in the nine months ended December 31, 2014, from $3,716 in the nine months ended December 31, 2013.

The foregoing resulted in Net income for the nine months ended December 31, 2014 of $279,851, or $0.00 per share, compared to a net loss for the nine months ended December 31, 2013 of ($87,574) or ($0.00) per share.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2014, we had cash and cash equivalents of $222,799 as compared to $83,156 at March 31, 2014. The $139,643 increase was primarily the result of cash provided in operations during the nine month period in the amount of $149,840 offset by cash used in financing activities in the amount of $9,024 and cash used in investing activities of $1,173. Our cash will continue to be used for increased marketing costs, and the related administrative expenses, in order to attempt to increase our revenue.  We expect to have enough cash to fund operations for the next twelve months. Our note payable of $127,966 at December 31, 2014, is secured and collateralized by restricted cash of $232,437. This note bears an interest rate of 2% above the rate of the savings account. The interest rate at December 31, 2014 was 2.15% and is payable upon demand.

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

Based on current expectations, we believe that our existing cash of $222,799 as of December 31, 2014 and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash provided (used) by operating activities was $149,840 for the nine months ended December 31, 2014, as compared to net cash used in operating activities of $(91,019) for the nine months ended December 31, 2013.  The cash provided during the nine months ended December 31, 2014 was primarily due to net income of $279,851 and an increase in operating liabilities of $253,717, and a decrease in net operating assets of $390,895.

INVESTING ACTIVITIES

Cash was used in investing activities in the amount of $1,173 which included deposits in the restricted cash in the amount of $173 and an investment in Angiodroid of $1,000 for the nine months ended December 31, 2014. The Company made a $1,000 capital contribution in Angiodroid America, Inc. for 20% ownership.

For the nine months ended December 31, 2013, net cash provided by investing activities was $10,138 due to the repayment of a loan to a related party in the amount of $10,620 offset by deposits into the restricted cash account in the amount of $482.

FINANCING ACTIVITIES

For the nine months ended December 31, 2014 and 2013, net cash used in financing activities were $9,024 and $9,000, respectively which were repayments on a note from a commercial bank to facilitate our acquisition of AIU.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Ru1e 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended December 31, 2014, there were no changes in the Company's internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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
February 13, 2015