Form 10-K
period 2015-03-31
ADM TRONICS UNLIMITED INC/DE
filed 2015-07-14
CIK 849401

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

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

Yes [ ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter was $4,687,038.

The number of shares of the Common Stock outstanding as of July 14, 2015 was 64,939,537.

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

The Company is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. Our operations are conducted through ADM Tronics Unlimited, Inc. ("ADM") and its subsidiary Sonotron Medical Systems, Inc. ("SMI"). In addition, the Company owns a minority interest in Montvale Technologies, Inc, (formerly known as Ivivi Technologies, Inc.) (“ITI”), which until October 18, 2006 was operated as a subsidiary of the Company. ITI was deconsolidated as of October 18, 2006 upon the consummation of ITI’s initial public offering, as we no longer owned a majority of the outstanding common stock of ITI and do not control ITI’s operations, but can exert significant influence based on the percentage of ITI’s stock owned by us. As a result, our investment in ITI from October 18, 2006 through March 31, 2008 was reported under the equity method of accounting. Since April 1, 2008, we report our investment in ITI at fair value. We owned approximately 28.9% of the outstanding capital stock of ITI. On February 12, 2010 substantially all of the assets of ITI were sold to Ivivi Health Sciences, LLC (“IHS”) an unaffiliated entity controlled by ITI’s former Chairman of the Board. Concurrent with such asset sale, the Company entered into agreements with IHS for services related to engineering and regulatory matters, and the previous manufacturing agreement with ITI was assigned to IHS. On October 1, 2013 the Company entered into an exclusive distribution agreement for the IHS products manufactured by the Company and sold for human medical applications pursuant to the FDA 510(k) clearance for such products and the previous engineering, regulatory and manufacturing agreements were terminated and replaced with an engineering and regulatory agreement in support of IHS’s research and development activities in neurological applications of its technology.

COMPANY PRODUCTS AND SERVICES

ENVIRONMENTALLY SAFE CHEMICAL PRODUCTS FOR INDUSTRIAL USES

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

None of our chemical products are protected by patents, although the names of some of such products have been protected by trademarks. We do not believe that any such trademarks are material to our business. As of March 31, 2015, the dollar amount of backlog orders for our chemical products believed by us to be firm was not material.

MEDICAL AND COSMETIC PRODUCTS

The Company has developed several medical and cosmetic topical products. The Company’s proprietary water-based, adhesive and related topical formulations are used for maxillofacial prosthetic medical applications and for professional makeup applications primarily for special makeup effects for film, TV and theatrical productions.

CONTRACT MANUFACTURING

The Company derives revenues from contract manufacturing of electronic medical and other devices from its previous affiliate ITI, IHS and other customers. During the years ended March 31, 2015 and 2014, revenues from ITI and IHS contract manufacturing were approximately $-0- and $52,648, respectively, or 0% and 2.9% of total revenues, respectively.

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

CUSTOMERS

During the year ended March 31, 2015, two customers accounted for 38% of our net revenue. During the year ended March 31, 2014, two customers accounted for 19% of our net revenue. As of March 31, 2015, one customer represented 43% of our accounts receivable. As of March 31, 2014, two customers represented 33% of our accounts receivable. The loss of these major customers could have a material impact on our operations and cash flow.

MARKETING AND DISTRIBUTION

A majority of ADM's product sales are distributed to customers directly from ADM's headquarters. Customers place purchase orders with the Company and products are then shipped via common carrier delivery on an "FOB shipping point" basis. A portion of the sales are accomplished through distributors who place purchase orders with ADM for certain quantities of its products which are shipped by common carrier to their respective warehouses. These stocking distributors then ship product to the ultimate customer via common carrier from their inventory of ADM's products. Engineering Services are provided through written agreements with customers both on a fee-for-services basis and a project basis.

MANUFACTURER AND SUPPLIERS

MANUFACTURER

ADM manufactures its chemical products and SMI and other customers’ electronic products at its facilities located in Northvale, New Jersey.

ADM warranties the products it manufactures for SMI against defects in material and workmanship for a period of 90 days after the completion of manufacture. After such 90-day period, ADM has agreed to provide repair services for the products at its customary hourly repair rate plus the cost of any parts, components or items necessary to repair the products.

Under contract manufacturing agreements, all inventions, patentable or otherwise, trade secrets, discoveries, ideas, writings, technology, know-how, improvements or other advances or findings relating to the entities' products and technologies shall be and become the exclusive proprietary and confidential information of such entity or any person to whom such entity may have assigned rights therein. The Company has no rights in any such proprietary or confidential information and is prohibited from using or disclosing any of such proprietary or confidential information for its own benefit or purposes, or for the benefit or purpose of any other person other than the entity without such entity's prior written consent. ADM has also agreed to cooperate with each entity in securing for it any patents, copyrights, trademarks or the like which it may seek to obtain in connection therewith. If ADM breaches any of the confidentiality agreements contained in the manufacturing agreement, or if these agreements are not sufficient to protect the entity's technology or are found to be unenforceable, the entity's competitors could acquire and use information that it considers to be our trade secrets and the entity may not be able to compete effectively.

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

As a manufacturer of medical devices ADM is required to comply with quality requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process. In addition, our manufacturing facility is required to be registered as a medical device manufacturing facility with the FDA and is subject to inspection by the FDA. The Company has been registered by the FDA as a Registered Medical Device Establishment since 1988 allowing it to manufacture medical devices in accordance with procedures outlined in FDA regulations, which include quality control and related activities. Such registration is renewable annually and although we do not believe that the registration will fail to be renewed by the FDA, there can be no assurance of such renewal.

SUPPLIERS

We purchase the raw materials, parts, components and other items required to manufacture our products. We rely on a limited number of suppliers for such raw materials, parts, components and other items. Although there are many suppliers for each of these raw materials, parts, components and other items, we are dependent on a limited number of suppliers for many of the significant raw materials and components due to our customers’ requirements. We do not have any long-term or exclusive purchase commitments with any of our suppliers. The failure to maintain existing relationships with suppliers or to establish new relationships in the future could also negatively affect our ability to obtain raw materials and components used in the products in a timely manner. If we are unable to obtain ample supply of product from our existing suppliers or alternative sources of supply, we may be unable to satisfy orders which could reduce our revenues and adversely affect relationships with our customers.  Accordingly, in order to satisfy its customers' needs, we have maintained an inventory ranging, in dollar amounts, from 15% to 30% of sales of chemical products in the form of either raw materials or finished goods.

RESEARCH AND DEVELOPMENT

During our fiscal years ended March 31, 2015 and 2014, research and development expenses with respect to company-sponsored research and development activities were approximately $38,055 and $34,859 respectively, of which $35,676 and $34,859 was incurred in our chemical business. During such fiscal years, we did not expend any funds on customer-sponsored research and development activities with respect thereto.

COMPETITION

Our businesses are highly competitive and substantially all of our competitors possess greater experience, financial resources, operating history and marketing capabilities than us. Although we do not believe that there are one or more dominant competitors in such industries, there can be no assurance that we will be able to effectively compete with any or all of our competitors on the basis of price, service or otherwise. Competitors may be better able to withstand a change in conditions and throughout the economy as a whole. In addition, current and anticipated future consolidation among our competitors and customers may cause us to lose market share as well as put downward pressure on pricing. Furthermore, there is a trend in industry toward relocation of manufacturing facilities to lower-cost regions such as Asia. Such relocation may permit some of our competitors to lower their costs and improve their competitive position. If we do not compete successfully, our business, operating margins, financial condition, cash flows and profitability could be adversely affected.

Our results of operations depend, in part, on our ability to expand our product offerings. We are committed to remaining a competitive producer and believe that our portfolio of new or re-engineered products is strong. However, we may not be able to develop new products, re-engineer existing products successfully or bring them to market in a timely manner. While we believe that the products, pricing and services we offer customers are competitive, we may not be able to continue to attract and retain customers to which we sell our products.

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

EMPLOYEES

As of March 31, 2015, we had 15 full-time employees and 5 part-time employees. As of such date, we had one salaried employee in an executive or managerial position. As of March 31, 2014, we had 13 full-time employees and 3 part-time employees. As of such date, we had one salaried employee in an executive or managerial position.

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

RISKS RELATING TO OUR OPERATIONS

NEW ENVIRONMENTAL OR OTHER REGULATIONS COULD INCREASE THE COMPANY'S OPERATING COSTS.

Like other manufacturers, the Company is subject to a broad range of Federal, state and local laws and requirements, including those governing discharges in the air and water, the handling and disposal of solid and hazardous substances and wastes, the remediation of contamination associated with the release of hazardous substances, work place safety and equal employment opportunities. We have made expenditures to comply with such laws and requirements. We believe, based on information currently available to management, that we are in compliance with applicable environmental and other legal requirements and that we will not require material capital expenditures to maintain compliance with such requirements in the foreseeable future. Governmental authorities have the power to enforce compliance with such laws and regulations, and violators may be subject to penalties, injunctions or both. Third parties may also have the right to enforce compliance with such laws and regulations. As ADM develops new products, those products may become subject to additional review and approval requirements governing the sale and use of its products. Although our manufacturing processes do not currently result in the generation of hazardous wastes, this may not always be the case and material costs or liabilities may be incurred by us in the future as a result of the manufacturing operations. It is also possible that other developments, such as additional or increasingly strict requirements of laws and regulations of these types, or enforcement policies there under, could significantly increase our costs of operations.

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

WE RELY SIGNIFICANTLY ON RAW MATERIALS IN THE PRODUCTION OF OUR PRODUCTS AND FLUCTUATIONS IN COSTS OF SUCH RAW MATERIALS WOULD INCREASE OUR OPERATING EXPENSES.

Our manufacturing operations depend upon obtaining adequate supplies of our raw materials on a timely basis. The loss of a key source of supply or a delay in shipments could have an adverse effect on our business. We are exposed to price risks associated with these raw material purchases. The availability and prices of raw materials may be subject to curtailment or change due to, among other things, new laws or regulations, suppliers' allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates, cost components of raw materials and worldwide price levels. Our results of operations could be adversely affected if we are unable to obtain adequate supplies of raw materials in a timely manner or if the costs of raw materials increased significantly.

WE FACE COMPETITION FROM OTHER COMPANIES, WHICH COULD ADVERSELY AFFECT OUR REVENUE AND FINANCIAL CONDITION.

We actively compete with companies producing the same or similar products and, in some instances, with companies producing different products designed for the same uses. We encounter competition in price, delivery, service, performance, product innovation and product recognition and quality, depending on the product involved. For some of our products, our competitors are larger and have greater financial resources. As a result, these competitors may be better able to withstand a change in conditions within the industries in which we operate, a change in the prices of raw materials or a change in the economy as a whole. Our competitors can be expected to continue to develop and introduce new and enhanced products, which could cause a decline in market acceptance of our products. Current and future consolidation among our competitors and customers may also cause a loss of market share as well as put downward pressure on pricing. Our competitors could cause a reduction in the prices for some of our products as a result of intensified price competition. Competitive pressures can also result in the loss of major customers. If we cannot compete successfully, our business, financial condition and results of operations could be adversely affected.

WE FACE COMPETITION FROM OTHER COMPANIES, WHICH COULD FORCE US TO LOWER OUR PRICES THEREBY ADVERSELY AFFECTING OUR OPERATING MARGINS, FINANCIAL CONDITION, CASH FLOWS AND PROFITABILITY.

The markets in which we operate are highly competitive, and this competition could harm our business, results of operations, cash flow and financial condition. Our competitors include major international producers as well as smaller regional competitors. We believe that a significant competitive factor for our products is selling price. We could be subject to adverse results caused by our competitors' pricing decisions. In addition, current and possible future consolidation among our competitors and customers may cause us to lose market share as well as put downward pressure on pricing. Furthermore, there is a trend toward relocation of manufacturing facilities to lower-cost regions. Such relocation may permit some of our competitors to lower their costs and improve their competitive position. Some of our competitors are larger, have greater financial resources and have less debt than we do. As a result, those competitors may be better able to withstand a change in conditions and throughout the economy as a whole. If we do not compete successfully, our business, operating margins, financial condition, cash flows and profitability could be adversely affected.

FAILURE TO DEVELOP NEW CHEMICAL PRODUCTS AND/OR IMPROVE OUR EXISTING PRODUCTS WILL MAKE US LESS COMPETITIVE.

Our results of operations depend, in part, on our ability to expand our product offerings. We are committed to remaining a competitive producer and believe that our portfolio of new or re-engineered products is strong. However, we may not be able to continue to develop new products, re-engineer our existing products successfully or bring them to market in a timely manner. While we believe that the products, pricing and services we offer customers are competitive, we may not be able to continue to attract and retain customers to whom we sell our products.

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

We have incurred net income of $398,790 and a net loss of $225,214 for the fiscal years ended March 31, 2015 and 2014, respectively. At March 31, 2015, we had an accumulated deficit of approximately $32 million. We may incur additional operating losses, as well as negative cash flows from operations, for the foreseeable future.

The loss or significant reduction in business of any of our key customers could materially and adversely affect our revenues and earnings.

We are highly dependent upon certain customers to generate our revenues. For the fiscal year ended March 31, 2015, two customers accounted for 38% of revenue. For the fiscal year ended March 31, 2014, two customers accounted for 19% of revenue. All customer purchases are made through purchase orders and we do not have any long-term contracts with customers. The complete loss of, or significant reduction in business from, or a material adverse change in the financial condition of, any of such customers will cause a material and adverse change in our revenues and operating results.

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

ITEM 3. LEGAL PROCEEDINGS

In August 2012, the Company filed a civil suit in the Superior Court of New Jersey against defendants Wellington Scientific LLC (“Wellington”) and Peter F. Lordi, demanding payment of the convertible note receivable from Wellington in the amount of $50,000 (plus accrued interest). The Company sued for breach of contract, fraud in the inducement, and other claims. A counterclaim was filed by the defendants. In February 2015 the suit was settled and the claims and counterclaims were dismissed with prejudice including the forgiveness of the convertible note receivable and accrued interest. In accordance with the settlement agreement for the seven years subsequent to the settlement date the Company has agreed to pay Wellington no royalties on the first $500,000 of any future sales of electronic uroflowmetry diagnostic medical device technology; 1% on future sales from $500,000 to $1,000,000; 2% from $1,000,000 to $2,000,000; 4% from $2,000,000 to $10,000,000 and, then a reduced royalty of 2% on any future sales above $10,000,000. In addition Lordi and Wellington have disclaimed any future right, title or interest in the electronic uroflowmetry diagnostic medical device technology and any intellectual property related thereto or any related or successor devices that the Company may develop.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

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

Quarter Ended	High Bid	Low Bid

Fiscal 2015
31-Mar-15	$0.21	$0.14
31-Dec-14	$0.25	$0.20
30-Sep-14	$0.13	$0.09
30-Jun-14	$0.06	$0.03

Fiscal 2014
31-Mar-14	$0.04	$0.01
31-Dec-13	$0.03	$0.02
30-Sep-13	$0.03	$0.01
30-Jun-13	$0.03	$0.01

HOLDERS OF RECORD

As of March 31, 2015, 64,939,537 shares of the Company's common stock were issued and outstanding. On March 31, 2015, there were 1,324 shareholders of record.

DIVIDENDS

The Company has never paid any cash dividends on its common stock and has no intention of paying cash dividends in the foreseeable future. The Company intends to retain all earnings, if any, for use in the operation and expansion of its business.

EQUITY COMPENSATION PLAN

As of March 31, 2015, we did not have any compensation plans (including individual compensation arrangements) under which our equity securities were authorized for issuance.

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

BUSINESS OVERVIEW

ADM is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. During the years ended March 31, 2015 and 2014, our operations were conducted through ADM itself and its subsidiary, Sonotron.

We are a technology-based developer and manufacturer of diversified lines of products and services in the following areas: environmentally safe chemical products for industrial, cosmetic and topical uses; electronics for non-invasive medical and other applications; and, research, development, regulatory and engineering services.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2015 AS COMPARED TO MARCH 31, 2014

For the Year Ended March 31, 2015
	Chemical	Electronics	Engineering	Total
Revenue	$1,077,946	$839,306	$933,296	$2,850,548
Cost of Sales	538,486	546,780	400,324	1,485,590
Gross Profit	539,460	292,526	532,972	1,364,958
Gross Profit Percentage	50%	35%	57%	48%

Operating Expenses	412,553	345,653	356,803	1,115,009
Operating Income (Loss)	126,907	(53,127)	176,169	249,949
Other income (expenses)	40,271	33,740	34,830	108,841
Net Income (Loss)	$167,178	$(19,387)	$210,999	$358,790

For the Year Ended March 31, 2014
	Chemical	Electronics	Engineering	Total
Revenue	$1,099,977	$457,829	$251,817	$1,809,623
Cost of Sales	487,427	387,583	178,920	1,053,930
Gross Profit	612,550	70,246	72,897	755,693
Gross Profit Percentage	56%	15%	29%	42%

Operating Expenses	611,081	264,495	103,909	979,485
Operating Income (Loss)	1,469	(194,249)	(31,012)	(223,792)
Other income (expenses)	(867)	(398)	(156)	(1,421)
Net Income (Loss)	$602	$(194,647)	$(31,168)	$(225,213)

Variance
	Chemical	Electronics	Engineering	Total
Revenue	$(22,031)	$381,477	$681,479	$1,040,925
Cost of Sales	51,059	159,197	221,404	431,660
Gross Profit	(73,090)	222,280	460,075	609,265
Gross Profit Percentage	-6%	20%	28%	6%

Operating Expenses	(198,528)	81,158	252,894	135,524
Operating Income (Loss)	125,438	141,122	207,181	473,741
Other income (expenses)	41,138	34,138	34,986	110,262
Net Income (Loss)	$166,576	$175,260	$242,167	$584,003

REVENUES AND GROSS MARGINS

Revenues increased $1,040,925, or 58% from the prior year, which resulted from increases of $681,478 in the engineering segment and $381,477 in the electronics segment, partially offset by a $22,031 decrease in the chemical segment. The decrease in the chemical division resulted from an increase in sales to customers in our Anti-static division in the amount of $12,408 offset by a decrease in sales in the remaining divisions in the amount of $34,439. The increase in the electronics division resulted from an increased customer base. The increase in engineering services is primarily the result of several projects for one customer.

The decrease in gross profit in the chemical segment and increase in gross profit in the electronics segment resulted from changes in the mix of products sold.

The increase in gross profit in the engineering segment resulted from better utilization of labor due to the increased revenue from new projects for one customer.

OPERATING INCOME (LOSS)

Income (loss) from operations for the years ended March 31, 2015 and 2014 was $249,949 and ($223,792) respectively, a difference of $473,741.

Selling, general and administrative expenses increased by $171,450, or 19%, from $901,892 to $1,073,342, mainly due to increased professional fees in the amount of $75,240, increased royalties and commissions of $60,666, and increased salaries and wages of $12,507, increased payroll taxes of $5,505, increased freight out of $10,396 and increased travel of $9,582 offset by decreased advertising and promotion of $5,089.

NET INCOME AND NET LOSS PER SHARE

Net income (loss) for the fiscal years ended March 31, 2015 and 2014 was $358,790 or $0.01 per share and ($225,214) or $(0.00) per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2015, we had cash and cash equivalents of $216,395 as compared to $83,156 at March 31, 2014. The increase of $133,239 was primarily the result of cash provided in operations in the amount of $149,524 offset by cash used in financing activities in the amount of $15,024 and cash used by investing activities of $1,261. We expect to have enough cash to fund operations for the next twelve months. Our note payable to Kearny Federal Savings Bank of $121,966 on March 31, 2015, is secured and collateralized by restricted cash of $232,525. This note bears an interest rate of 2% above the rate for the savings account. The interest rate at March 31, 2015 was 2.15% per annum and is payable on demand.

Future Sources of Liquidity:

We expect our primary source of cash during fiscal 2016 to be net cash provided by operating activities. We expect that growth in profitable revenues and continued focus on new customers will enable us to continue to generate cash flows from operating activities.

If we do not generate sufficient cash from operations, face unanticipated cash needs or do not otherwise have sufficient cash, we may need to consider the sale of certain intellectual property which does not support the Company’s operations. In addition, we have the ability to reduce certain expenses depending on the level of business operation.

Based on current expectations, we believe that our existing cash of $216,395 as of March 31, 2015 and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

OPERATING ACTIVITIES

Net cash provided by operating activities was $149,524 for the fiscal year ended March 31, 2015. Cash provided during the year ended March 31, 2015 was primarily due to a net income of $358,790 and an increase in operating liabilities of $167,423, depreciation and amortization of $5,018, bad debts of $22,000, a forgiveness of the note receivable of $62,900 offset by a decrease in net operating assets of $474,813.

Net cash used by operating activities was $47,365 for the fiscal year ended March 31, 2014. The use of cash during the year ended March 31, 2014 was primarily due to a net loss of $225,214 and an increase in operating liabilities of $134,397, depreciation and amortization of $46,297 and offset by a decrease in net operating assets of $2,845.

INVESTING ACTIVITIES

For the fiscal year ended March 31, 2015, net cash used by investing activities was $1,261. The primary decrease in cash was from an investment in Angiodroid in the amount of $1,000 and by payments in the amount of $261 for restricted cash.

For the fiscal year ended March 31, 2014, net cash provided by investing activities was $36,434. The primary increase in cash was from repayments for related party advances in the amount of $11,916 and cash received from the exercise of options in the amount of $25,000, offset by payments in the amount of $482 for restricted cash.

FINANCING ACTIVITIES

For the fiscal year ended March 31, 2015, net cash used for financing activities was $15,024 which was used for repayment on a note from a commercial bank to facilitate our acquisition of substantially all of the assets of Action.

For the fiscal year ended March 31, 2014, net cash used for financing activities was $11,000 which was used for repayment on a note from a commercial bank to facilitate our acquisition of substantially all of the assets of Action.

Inflation

We believe our operations have not been and, in the foreseeable future, will not be materially and adversely affected by inflation or changing prices.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

ITEM 7A. QUANTATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

MARCH 31, 2015

I N D E X

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of ADM Tronics Unlimited, Inc.

Northvale, New Jersey

We have audited the accompanying consolidated balance sheets of ADM Tronics Unlimited, Inc. and subsidiary as of March 31, 2015 and 2014, and the related consolidated statements of operations, changes in stockholders’ equity (deficiency), and cash flows for each of the years in the two year period ended March 31, 2015. ADM Tronics Unlimited, Inc. and subsidiary’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ADM Tronics Unlimited, Inc. and its subsidiary as of March 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the two year period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Raich Ende Malter & Co. LLP

East Meadow, New York

July 14, 2015

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2015	2014

ASSETS

Current assets:
Cash and cash equivalents	$216,395	$83,156
Accounts receivable, net of allowance for doubtful accounts of $25,000 and $3,000, respectively	616,070	271,038
Inventories	137,704	94,692
Prepaid expenses and other current assets	16,595	10,623
Restricted cash	232,525	232,264

Total current assets	1,219,289	691,773

Property and equipment, net of accumulated depreciation of $74,070 and $70,942, respectively	3,246	6,374

Inventories - long-term portion	88,257	38,046
Secured convertible note receivable, including interest of $20,900 for 2014	-	62,900
Intangible assets, net of accumulated amortization of $153,667 and $151,777, respectively	14,481	16,371
Other assets	16,144	14,764
Total other assets	122,128	138,455

Total assets	$1,341,417	$830,228

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities:
Note payable - bank	$121,966	$136,990
Accounts payable	329,291	208,248
Accrued expenses and other current liabilities	221,106	312,901
Customer deposits	99,102	24,770
Due to shareholder	223,849	160,006
Total current liabilities	995,314	842,915

Total liabilities	995,314	842,915

Stockholders' equity (deficiency):
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 authorized, 64,939,537 shares issued and outstanding at March 31, 2015 and 2014, respectively	32,470	32,470
Additional paid-in capital	32,298,094	32,298,094
Accumulated deficit	(31,984,461)	(32,343,251)
Total stockholders' equity (deficiency)	346,103	(12,687)

Total liabilities and stockholders' equity (deficiency)	$1,341,417	$830,228

The accompanying notes are an integral part of these

consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

	2015	2014

Net revenues	$2,850,548	$1,809,623

Cost of sales	1,485,590	1,053,930

Gross Profit	1,364,958	755,693

Operating expenses:
Research and development	38,055	34,859
Selling, general, and administrative	1,073,342	901,892
Depreciation and amortization	3,612	42,734

Total operating expenses	1,115,009	979,485

Income (loss) from operations	249,949	(223,792)

Other income (expense):
Interest income	301	4,808
Interest expense	(6,234)	(6,230)
Gain on settlement - Wellington	114,774	-
Total other income	108,841	(1,422)

Net income (loss)	$358,790	$(225,214)

Basic and diluted net income (loss) per common share:	$0.01	$(0.00)

Weighted average shares of common stock outstanding - basic	64,939,537	64,939,537

Weighted average shares of common stock outstanding - diluted	65,539,537	65,539,537

The accompanying notes are an integral part of these

consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

	Common Stock	Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2013	59,939,537	$29,970	$32,275,594	$(32,118,037)	$187,527

Exercise of options	5,000,000	2,500	22,500		25,000

Net loss				(225,214)	(225,214)

Balance at March 31, 2014	64,939,537	$32,470	$32,298,094	$(32,343,251)	$(12,687)

Net income				358,790	358,790

Balance at March 31, 2015	64,939,537	$32,470	$32,298,094	$(31,984,461)	$346,103

The accompanying notes are an integral part of these

consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2015 AND 2014

	2015	2014
Cash flows from operating activities:
Net income (loss)	$358,790	$(225,214)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,018	46,297
Bad debt	22,000	2,500
Interest receivable	-	(4,200)
Write-off of inventories	8,206	69,489
Forgiveness of note receivable - Wellington	62,900	-
Increase (decrease) in cash flows as a result of changes in net assets and liabilities balances:
Accounts receivable	(367,032)	(114,412)
Inventories	(101,429)	33,701
Prepaid expenses and other current assets	(5,972)	10,077
Other assets	(380)	-
Accounts payable	121,043	21,875
Accrued expenses and other current liabilities	(91,795)	111,832
Customer deposit	74,332	690
Due to shareholder	63,843	-

Net cash (used in) provided operating activities	149,524	(47,365)

Cash flows from investing activities:
Repayment from related party	-	11,916
Restricted cash	(261)	(482)
Exercise of options	-	25,000
Other assets-investment in Angiodroid	(1,000)	-

Net cash provided (used in) by investing activities	(1,261)	36,434

Cash flows used in financing activities:
Repayments on note payable - Bank	(15,024)	(11,000)

Net cash used in financing activities	(15,024)	(11,000)

Net increase (decrease) in cash and cash equivalents	133,239	(21,931)

Cash and cash equivalents - beginning of year	83,156	105,087

Cash and cash equivalents - end of year	$216,395	$83,156

Cash paid for:
Interest	$2,797	$2,842

The accompanying notes are an integral part of these

consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 AND 2014

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

Our chemical product line is principally comprised of water-based chemical products used in the food packaging and converting industries, and anti-static conductive paints, coatings and other products. These products are sold to customers located in the United States, Australia, Asia and Europe. Electronic equipment is manufactured in accordance with customer specifications on a contract basis. Our electronic device product line consists principally of proprietary devices used in diagnostics and therapeutics of humans and animals and electronic controllers for spas and hot tubs. These products are sold to customers located principally in the United States. We are registered with the FDA as a contract manufacturing facility and we manufacture medical devices for customers in accordance with their designs and specifications. We also provide research, development, regulatory and engineering services to customers. Our Sonotron Medical Systems, Inc. subsidiary (“Sonotron”) is involved in medical electronic therapeutic technology.

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

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser. We offer a limited 90 day warranty on our electronics products and a limited 5 year warranty on our electronic controllers for spas and hot tubs. We have no other post shipment obligations. Based on prior experience, no amounts have been accrued for potential warranty costs and actual costs were less than $2,000, for each of the fiscal years ended March 31, 2015 and 2014. For contract manufacturing, revenues are recognized after shipment of the completed products.

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

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories that are expected to be sold within one operating cycle (1 year) are classified as a current asset. Inventories that are not expected to be sold within 1 year, based on historical trends, are classified as Inventories - long term portion.

PROPERTY & EQUIPMENT

We record our equipment at historical cost. We expense maintenance and repairs as incurred. Depreciation is provided for by the straight-line method over five to seven years, the estimated useful lives of the property and equipment.

INTANGIBLE ASSETS

Intangible assets are reviewed for impairment whenever changes in circumstances indicate that the carrying amount may not be recoverable. In reviewing for impairment, the Company compares the carrying value of the relevant asset to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and its carrying value.

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to $21,564 and $26,654 for the fiscal years ended March 31, 2015 and 2014, respectively.

SHIPPING AND HANDLING COSTS

Shipping and handling costs incurred for the years ended March 31, 2015 and 2014 were approximately $19,894 and $9,498 respectively. Such costs are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations.

INCOME TAXES

We report the results of our operations as part of a consolidated Federal tax return with our subsidiary. Deferred income taxes result primarily from temporary differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the difference between the financial statement bases and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded to reduce a deferred tax asset to that portion that is expected to more likely than not be realized.

The Company has adopted the authoritative accounting guidance with respect to accounting for uncertainty in income taxes, which clarified the accounting and disclosures for uncertain tax positions related to income taxes recognized in the consolidated financial statements and addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the consolidated financial statements. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

The Company files income tax returns in several jurisdictions. The Company’s tax returns remain subject to examination, by major jurisdiction, for the years ended March 31, as follows:

Jurisdiction	Fiscal Year
Federal	2011 and beyond
New Jersey	2010 and beyond

There are currently no tax years under examination by any major tax jurisdictions.

The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 31, 2015 and 2014, the Company has no accrued interest or penalties related to uncertain tax positions.

NET INCOME/LOSS PER SHARE

We compute basic income/loss per share by dividing net income/loss by the weighted average number of common shares outstanding. Diluted income/loss per share is computed similar to basic income/loss per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net income/loss per share if their effect is anti-dilutive.

Per share basic and diluted net income amounted to $0.01 and loss of $(0.00) for the fiscal years ended March 31, 2015 and 2014, respectively. The assumed exercise of common stock equivalents was not utilized in the computation of the fully diluted earnings per share for the fiscal year ended March 31, 2014, since the effect would be anti-dilutive. There were 600,000 common stock equivalents at March 31, 2015 and 2014, respectively.

RECLASSIFICATION

Certain items in the prior financial statements have been reclassified to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

On May 14, 2014, FASB and IASB issued a new joint revenue recognition standard that supersedes nearly all U.S. GAAP guidance on revenue recognition. The core principal of the standard is that revenue recognition should depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new standard is effective for the Company for the fiscal year beginning April 1, 2017 and the effects of the standard on the Company’s consolidated financial statements are not known at this time.

Management does not believe that any other recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - INVENTORIES

Inventories at March 31, 2015 consisted of the following:

	Current	Long Term	Total
Raw materials	$95,702	$87,638	$183,340
Finished goods	42,002	619	42,621
	$137,704	$88,257	$225,961

Inventory at March 31, 2014 consisted of the following:

	Current	Long Term	Total
Raw materials	$78,072	$36,364	$114,436
Finished goods	16,620	1,682	18,302
	$94,692	$38,046	$132,738

The Company values its inventories at the first in, first out ("FIFO") method at the lower of cost or market.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2015 and 2014 consisted of the following:

	2015	2014
Computer equipment	$13,364	$13,364
Machinery and equipment	60,202	60,202
Leasehold improvements	3,750	3,750
	77,316	77,316

Accumulated depreciation	(74,070)	(70,942)

Property and equipment, net	$3,246	$6,374

Depreciation expense related to property and equipment amounted to $3,128 and $7,918 for the years ended March 31, 2015 and 2014, respectively.

NOTE 5 – SECURED CONVERTIBLE NOTE RECEIVABLE

On June 4, 2009 the Company invested in Wellington Scientific, LLC (“Wellington”) which has rights to an electronic uroflowmetry diagnostic medical device technology. The Company invested a total of $50,000, with $10,000 provided in cash, and $40,000 in services to Wellington. Wellington issued a convertible note to the Company for a principal amount of $50,000 with an interest rate of 10% due at various dates through July 15, 2012. The total of the note receivable and accrued interest at March 31, 2014 was $62,900. At the option of the Company, the Note is convertible in whole or in part, into equity of Wellington. The conversion price, and resulting equity ownership percentage in Wellington, is determined by dividing the cash value of principal and accrued interest by $2,000,000. The note was forgiven by the Company during February 2015. Accordingly, as of March 31, 2015 and 2014 the note receivable amounted to $-0- and $62,900, respectively. See Note 13 - Legal Proceedings.

NOTE 6 - INTANGIBLE ASSETS

Intangible assets are being amortized using the straight line method over periods ranging from 3-15 years with a weighted average remaining life of approximately 5.9 years.

	March 31, 2015				March 31, 2014
	Cost	Weighted Average Amortization Period (years)	Accumulated Amortization	Net Carrying Amount	Cost	Weighted Average Amortization Period (years)	Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$82,702	15	$(68,221)	$14,481	$82,702	15	$(66,331)	$16,371
Formulas	25,446	15	(25,446)	-	25,446	15	(25,446)	-
Non-Compete Agreement	50,000	7	(50,000)	-	50,000	7	(50,000)	-
Customer List	10,000	3	(10,000)	-	10,000	3	(10,000)	-
	$168,148		$(153,667)	$14,481	$168,148		$(151,777)	$16,371

Amortization expense was $1,890 and $38,379 for the years ended March 31, 2015 and 2014, respectively.

Estimated aggregate future amortization expense related to intangible assets is as follows:

For the fiscal years ended March 31,:
2016	1,396
2017	1,396
2018	1,396
2019	1,396
2020	1,396
Thereafter	7,501
$14,481

NOTE 7 – NOTE PAYABLE, BANK

On August 21, 2008, the Company entered into a note payable with a commercial bank in the amount of $200,000. This note bears interest at a rate of 2% above the interest rate for the Company’s savings account at this bank. Interest rates at March 31, 2015 and 2014 were 2.15% for each year. The note is secured by cash on deposit with the institution, which is classified as restricted cash. Amounts outstanding under the note are payable on demand, and interest is payable monthly.

NOTE 8 – CONCENTRATIONS

During the year ended March 31, 2015, two customers accounted for 38% of our net revenues. As of March 31, 2015, one customer accounted for 43% of our accounts receivable.

During the year ended March 31, 2014, two customers accounted for 19% of our net revenues. As of March 31, 2014, two customers accounted for 33% of our accounts receivable.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Revenues from foreign customers represented $305,449 of net revenue or 10.5% for the year ended March 31, 2015. Revenues from foreign customers represented $256,489 of net revenue or 14.2% for the year ended March 31, 2014.

NOTE 9 - SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Electronics	Engineering	Total
Year ended March 31, 2015
Revenue from external customers	$1,107,946	$839,306	$933,296	$2,850,848
Segment operating income (loss)	$126,907	$(53,127)	$176,169	$249,949

Year ended March 31, 2014
Revenue from external customers	$1,099,977	$457,829	$251,817	$1,809,623
Segment operating income (loss)	$1,469	$(194,249)	$(31,012)	$(223,792)

Total assets at March 31, 2015	$509,738	$389,011	$442,868	$1,341,417

Total assets at March 31, 2014	$506,439	$207,557	$116,232	$830,228

NOTE 10 - INCOME TAXES

At March 31, 2015, the Company had federal and state net operating loss carry-forwards, (NOL’s) of approximately $4,300,000, which are due to expire through fiscal 2033. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Ultimate utilization of such NOL’s and credits is dependent upon the Company’s ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs.

Due to the uncertainty related to future taxable income, the Company provides a 100% valuation allowance for the deferred tax benefit resulting from the NOL’s and depreciation and amortization.

Significant components of deferred tax assets and liabilities are as follows as of March 31, 2015 and 2014:

	2015	2014

Deferred tax assets (liabilities):
Net operating loss carry-forward	$1,718,000	$1,898,000
Other	11,000	2,000

Deferred tax assets	1,729,000	1,900,000
Valuation allowance	(1,729,000)	(1,900,000)

Deferred tax asset, net	$-	$-

The provision for income taxes at March 31, 2015 and 2014 differs from that amount using the statutory federal income tax rate as follows:

	2015	2014
Statutory federal income tax rate	34%	(34%)
State income taxes, net of federal taxes	6	(6)
Valuation allowance	(40)	40
Effective income tax rate	0%	0%

NOTE 11 - COMMITMENTS AND CONTINGENCIES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2019. The Company’s future minimum lease commitment at March 31, 2015 is as follows:

For the years ending March 31,	Amount
2016	$104,625
2017	104,625
2018	104,625
2019	26,156
$340,031

Rent and real estate tax expense for all facilities for the years ended March 31, 2015 and 2014 was approximately $126,000 and $125,000, respectively.

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

●

Effective October 1, 2013, the monthly amount paid by IHS for these services was $3,000 plus additional amounts for individual projects requested from time to time by IHS. Pursuant to this agreement, revenues from engineering services to IHS for the year ended March 31, 2015 and 2014 were $36,300 and $46,648, respectively.

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

Pursuant to the manufacturing agreement, sales of finished goods to IHS for the years ended March 31, 2015 and 2014 were $-0- and $52,648, respectively.

NOTE 12 – OPTIONS OUTSTANDING

During 2013, ADM granted an aggregate of 5,600,000 stock options to employees and consultants expiring at various dates through fiscal 2015. During 2014, 5,000,000 of the outstanding stock options were exercised. The options have various exercise prices and were fully vested at the date of grant. The options were valued at $55,997 using the Black Scholes option pricing model with the following assumptions: risk free interest rate of 4.9%, volatility of 414%, estimated useful life of 1.5 years and dividend rate of 0%. The following table summarizes information on all common share purchase options issued by us as of March 31, 2015 and 2014.

	2015		2014

	# of Shares	Weighted Average Exercise Price	# of Shares	Weighted Average Exercise Price

Outstanding, beginning of year	600,000	$0.01	5,600,000	$0.01

Issued	-	$-	-	$-

Exercised	-	$-	(5,000,000)	$0.01

Expired	-	$-	-	$-

Outstanding, end of year	600,000	$0.01	600,000	$0.01

Exercisable, end of year	600,000	$0.01	600,000	$0.01

NOTE 13 - LEGAL PROCEEDINGS

In August 2012, the Company filed a civil suit in the Superior Court of New Jersey against defendants Wellington Scientific LLC (“Wellington”) and Peter F. Lordi, demanding payment of the convertible note receivable from Wellington in the amount of $50,000 (plus accrued interest). The Company sued for breach of contract, fraud in the inducement, and other claims. A counterclaim was filed by the defendants. In February 2015 the suit was settled and the claims and counterclaims were dismissed with prejudice including the forgiveness of the convertible note receivable and accrued interest. In accordance with the settlement agreement for the seven years subsequent to the settlement date the Company has agreed to pay Wellington no royalties on the first $500,000 of any future sales of electronic uroflowmetry diagnostic medical device technology; 1% on future sales from $500,000 to $1,000,000; 2% from $1,000,000 to $2,000,000; 4% from $2,000,000 to $10,000,000 and, then a reduced royalty of 2% on any future sales above $10,000,000. In addition Lordi and Wellington have disclaimed any future right, title or interest in the electronic uroflowmetry diagnostic medical device technology and any intellectual property related thereto or any related or successor devices that the Company may develop.

We are involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. Other than the foregoing, there are no pending material legal proceedings or environmental investigations to which we are a party or to which our property is subject.

NOTE 14 – SUBSEQUENT EVENTS

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

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation as of March 31, 2015, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

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

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting as of March 31, 2015, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its assessment, management has concluded that our internal control over financial reporting was not effective as of March 31, 2015.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

The determination that our disclosure controls and procedures were not effective as of March 31, 2015 are a result of:

a. Deficiencies in Internal Control Structure Environment. The Company experienced net losses for the past several years. During the current year, the Company’s focus was on expanding their customer base to initiate revenue production.

b. Inadequate staffing and supervision within the accounting operations of our company. The relatively small number of employees who are responsible for accounting functions prevents the Company from segregating duties within its internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.  The Company’s plan is to expand its accounting operations as the business of the Company expands.

The Company believes that the financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of March 31, 2015 and 2014 and the related statements of operations, stockholders’ equity (deficiency), and cash flows for the years ended March 31, 2015 and 2014, in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

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

Name	Age	Position
Andre' DiMino	59	President, Chief Executive Officer
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

ITEM 11. EXECUTIVE COMPENSATION

Name and Principal Position	Year	Salary	Bonus	Option	Other	Total
				Awards	Compensation
Andre' DiMino	2015	$137,500	-	-	-	$137,500

Chief Executive Officer	2014	$158,402	-	-	-	$158,402

EMPLOYMENT AGREEMENT

On January 10, 2013, we entered into an employment agreement with Andre’ DiMino to secure his continued service as President, and Chief Executive Officer (the “Employment Agreement”). The Employment Agreement has a ten-year term which will be automatically extended prior to the end of the then current term for successive one-year periods until either the Company or Mr. DiMino notifies the other at least 120 days prior to the end of the term that such party does not wish to further extend it. The Employment Agreement provides for a minimum annual salary of $125,000 and a fixed annual bonus equal to 10% of such annual salary, discretionary annual cash bonuses and participation on generally applicable terms and conditions in other compensation and fringe benefit plans. Mr. DiMino's employment agreement requires Mr. DiMino to devote at least a majority of his work-time toward the Company. The Employment Agreement provides that Mr. DiMino will be entitled to severance benefits in the amount of his base salary for a period of 12 months following the date of termination if his employment is terminated without cause or if he resigns for good reason, or 18 months following the date of termination if his employment is terminated without cause or if he resigns for good reason within 12 months following a change in control, in each case subject to the execution and delivery to the Company by Mr. DiMino of a general release.

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

STOCKHOLDER MATTERS:

The following table sets forth information regarding ownership of shares of Company’s common stock, as of July 15, 2014, by (i) each person known to ADM to be the owner of 5% or more of ADM’s common stock (ii) each director and director nominee of ADM, (iii) the Named Officer, and (iv) all directors and officers of ADM as a group. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of the Company’s common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of any shares of Common Stock over which he or she has or shares, directly or indirectly, voting or investment power; or of which he or she has the right to acquire beneficial ownership at any time within 60 days after July 15, 2014. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. Common Stock beneficially owned and percentage ownership is based on 64,939,537 shares of Common Stock outstanding as of July 15, 2015.

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

   _____________________________________________________________________________________________________

(1) Includes 18,691,223 shares of the Company’s common stock directly owned by Andre’ DiMino; 960 shares owned by Jenny DiMino, the spouse of Andre’ DiMino; 4,188,700 and 3,000,000 shares of the Company’s common stock held by Eugene Stricker,of which Andre’ DiMino may be deemed to be a beneficial owner by reason of his power to vote such shares pursuant to an agreement;

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by Raich Ende Malter & Co. LLP ("Raich") for the audit of the Company's annual consolidated financial statements for the fiscal years ended March 31, 2015 and 2014, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the fiscal years ended March 31, 2015 and 2014, were approximately $69,000 for each year.

AUDIT-RELATED FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2015 and 2014 for assurance and related services by Raich that are reasonably related to the performance of the audit or review of the Company's financial statements and not reported above under “Audit Fees” were $0 for each year.

TAX FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2015 and 2014 for professional services rendered by Raich for tax compliance, tax advice and tax planning were $10,000 and $6,017, respectively.

ALL OTHER FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2015 and March 31, 2014 for products and services provided by Raich other than the services reported above under “Audit Fees”, “Audit Related Fees” and “Tax Fees” were $0.

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

* Filed as an exhibit to the Company's annual report on Form 10K, as filed with the SEC on June 29, 2010, and incorporated here- in by this reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of July, 2015.

ADM TRONICS UNLIMITED, INC.

By:	/s/ Andre' DiMino
Andre' Di Mino
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

		Title	Date

/s/	Andre' DiMino	Chief Executive Officer (Principal	July 14, 2015
	Andre' DiMino	Executive Officer, Principal
Financial Officer and Principal
Accounting Officer) and Director