Form 10-Q
period 2015-06-30
ADM TRONICS UNLIMITED, INC.
filed 2015-08-14
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

67,008,502 shares of Common Stock, $.0005 par value, as of August 14, 2015.

ADM TRONICS UNLIMITED, INC., AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2015	2015
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$370,526	$216,395
Accounts receivable, net of allowance for doubtful accounts of $25,000 for each period	750,803	616,070
Inventories	166,792	137,704
Prepaid expenses and other current assets	29,414	16,595
Restricted cash	232,786	232,525

Total current assets	1,550,321	1,219,289

Property and equipment, net of accumulated depreciation of $74,522 and $74,070, respectively	2,794	3,246

Inventories - long-term portion	84,904	88,257
Intangible assets, net of accumulated amortization of $154,015 and $153,667, respectively	14,133	14,481
Other assets	16,144	16,144
Total other assets	117,975	122,128

Total assets	$1,668,296	$1,341,417

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Note payable - bank	$114,966	$121,966
Accounts payable	173,216	329,291
Accrued expenses and other current liabilities	266,840	221,106
Customer deposits	99,102	99,102
Due to shareholder	233,841	223,849
Total current liabilities	887,965	995,314

Total liabilities	887,965	995,314

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 authorized, 64,939,537 shares issued and outstanding at March 31, 2015 and 2014, respectively	32,470	32,470
Additional paid-in capital	32,298,094	32,298,094
Accumulated deficit	(31,550,233)	(31,984,461)
Total stockholders' equity	780,331	346,103

Total liabilities and stockholders' equity	$1,668,296	$1,341,417

The accompanying notes are an integral part of these

condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

	2015	2014

Net revenues	$1,055,928	$623,674

Cost of sales	300,873	338,216

Gross Profit	755,055	285,458

Operating expenses:
Research and development	24,689	12,045
Selling, general, and administrative	295,221	236,037
Depreciation and amortization	597	1,642

Total operating expenses	320,507	249,724

Income from operations	434,548	35,734

Other income (expense):
Interest income	321	1,047
Interest expense	(641)	(953)
Total other income (expense)	(320)	94

Net income	$434,228	$35,828

Basic and diluted net income per common share:	$0.01	$0.00

Weighted average shares of common stock outstanding - basic	64,939,537	64,939,537

Weighted average shares of common stock outstanding - diluted	65,539,537	65,539,537

The accompanying notes are an integral part of these

condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND 2014

(Unaudited)

	2015	2014
Cash flows from operating activities:
Net income	$434,228	$35,828
Adjustments to reconcile net income to net cash provided (used) in operating activities:
Depreciation and amortization	800	1,642
Interest receivable	-	(1,047)
Increase (decrease) in cash flows as a result of changes in net assets and liabilities balances:
Accounts receivable	(134,733)	(111,136)
Inventory	(25,736)	(82,996)
Prepaid expenses and other current assets	(12,818)	(23,838)
Other assets	-	(1,000)
Accounts payable	(156,075)	47,442
Accrued expenses and other current liabilities	45,734	125,843
Due to shareholder	9,992	-
Total adjustments	(272,836)	(45,090)
Net cash provided (used) in operating activities	161,392	(9,262)

Cash flows from investing activities:
Restricted cash	(261)	-
Net cash used in investing activities	(261)	-

Cash flows used in financing activities:
Repayments on note payable - Bank	(7,000)	(4,000)

Net cash used in financing activities	(7,000)	(4,000)

Net increase (decrease) in cash and cash equivalents	154,131	(13,262)

Cash and cash equivalents - beginning of year	216,395	83,156

Cash and cash equivalents - end of year	$370,526	$69,894

Supplementary Disclosures of Cash Flow Information
Cash paid for:
Interest	$641	$953

The accompanying notes are an integral part of these

condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 AND 2014

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

The accompanying condensed consolidated financial statements as of June 30, 2015 (unaudited) and March 31, 2015 and for the three month periods ended June 30, 2015 and 2014 (unaudited) have been prepared by ADM pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the condensed financial position and operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and explanatory notes for the year ended March 31, 2015 as disclosed in our annual report on Form 10-K for that year . The operating results and cash flows for three months ended June 30, 2015 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending March 31, 2016.

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

 NET INCOME PER SHARE

Basic net income per share is calculated based on the weighted average number of common shares outstanding during the periods. Diluted net income per share is computed similar to basic income per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive.

Per share basic and diluted net income amounted to $0.01 and $0.00 for the three months ended June 30, 2015 and 2014, respectively. There were 600,000 common stock equivalents at June 30, 2015 and 2014, respectively.

RECLASSIFICATION

Certain items in the prior financial statements have been reclassified to conform to the current period presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 3 - INVENTORIES

Inventories at June 30, 2015 consisted of the following:

	Current	Long Term	Total
Raw materials	$139,584	$84,285	$223,869
Finished Goods	27,208	619	27,827
	$166,792	$84,904	$251,696

Inventories at March 31, 2015 consisted of the following:

	Current	Long Term	Total
Raw materials	$95,702	$87,638	$183,340
Finished Goods	42,002	619	42,621
	$137,704	$88,257	$225,961

The Company values its inventories on the first in, first out ("FIFO") method at the lower of cost or market.

NOTE 4 – CONCENTRATIONS

During the three month period ended June 30, 2015, one customer accounted for 46% of our revenue and approximately 48% of our accounts receivable as of June 30, 2015.

During the three month period ended June 30, 2014, one customer accounted for 18% of our revenue. As of June 30, 2014, three customers represented approximately 52% of our accounts receivable.

The Company’s customer base is comprised of domestic and foreign entities with diverse demographics. Revenues from foreign customers represented $101,313 of net revenue or 9.6% for the three months ended June 30, 2015 and $40,095 of net revenue or 6.4% for the three months ended June 30, 2014.

As of June 30, 2015 and 2014, accounts receivable included $50,637 and $4,300, respectively, from foreign customers.

NOTE 5 - SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Electronics	Engineering	Total
Three months ended June 30, 2015
Revenue from external customers	$365,944	$175,229	$514,755	$1,055,928
Segment operating income (loss)	$200,900	$15,668	$217,980	$434,548

Year ended June 30, 2014
Revenue from external customers	$297,159	$242,210	$84,305	$623,674
Segment operating income (loss)	$87,479	$(8,836)	$(42,909)	$35,734

Total assets at June 30, 2015	$578,168	$276,851	$813,277	$1,668,296

Total assets at March 31, 2015	$509,738	$389,011	$442,868	$1,341,417

NOTE 6 - OPTIONS OUTSTANDING

During 2013, ADM granted an aggregate of 5,600,000 stock options to employees and consultants expiring at various dates through fiscal 2015. During 2014, 5,000,000 of the outstanding stock options were exercised. The options had various exercise prices and were fully vested at the date of grant. The options were valued at $55,997 using the Black Scholes option pricing model with the following assumptions: risk free interest rate of 4.9%, volatility of 414%, estimated useful life of 1.5 years and dividend rate of 0%. The following table summarizes information on all common share purchase options issued by us as of June 30, 2015 and 2014.

	2015		2014

	# of Shares	Weighted Average Exercise Price	# of Shares	Weighted Average Exercise Price

Outstanding, beginning of year	600,000	$0.01	5,600,000	$0.01

Issued	-	$-	-	$-

Exercised	-	$-	(5,000,000)	$0.01

Expired	-	$-	-	$-

Outstanding, end of year	600,000	$0.01	600,000	$0.01

Exercisable, end of year	600,000	$0.01	600,000	$0.01

NOTE 7 - COMMITMENTS AND CONTINGENCIES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2019. The Company’s future minimum lease commitment at June 30, 2015 is as follows:

For the twelve month period ending June 30,	Amount
2016	$104,625
2017	104,625
2018	104,625
$313,875

Rent and real estate tax expense for all facilities for the three months ended June 30, 2015 and 2014 was approximately $31,000 respectively, for each period.

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

●

Effective October 1, 2013 the monthly amount to be paid by IHS for these services was $3,000 plus additional amounts for individual projects requested from time to time by IHS. Pursuant to this agreement, revenues from engineering services to IHS were $9,000 for the three months ended June 30, 2015 and 2014 respectively.

LEGAL PROCEEDINGS

NONE

NOTE 8 - INCOME TAXES

At June 30, 2015, the Company had federal and state net operating loss carry-forwards ("NOL")'s of approximately $3,800,000, which are due to expire through fiscal 2034: These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Ultimate utilization of such NOL's and credits is dependent upon .the Company's ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs.

Due to the uncertainty related to future taxable income, the Company provides a 100% valuation allowance for the deferred tax benefit resulting from the NOL's and depreciation and amortization.

NOTE 9 – DUE TO SHAREHOLDER

The Company’s President has been deferring his salary and bonuses periodically to assist the Company’s cash flow. There are no repayment terms or interest accruing on this liability.

NOTE 10 – SUBSEQUENT EVENTS

On August 7, 2015 the Company sold 2,068,965 shares of its $.0005 par value common stock to Advanced Plasma Therapies, Inc. (“APT”) for $300,000.  The shares purchased by APT are restricted securities and have not been registered for public sale.  APT is a privately-held company involved in the development and commercialization of innovative therapeutic medical plasma technologies.  The Company has been providing APT with engineering services for APT's plasma-based medical technologies currently in clinical development and is expected to manufacture APT products for clinical use and for commercial deployment following receipt of applicable regulatory approvals.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our operations and financial condition should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "forecasts", "projects", or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-Q to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Item. 1 Description of Business – Risk Factors" and elsewhere in or incorporated by reference into our Annual Report on Form 10-K for the year ended March 31, 2015.

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

BUSINESS OVERVIEW

ADM is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. During the three months ended June 30, 2015 and 2014, our operations are conducted through ADM Tronics Unlimited, Inc. ("ADM") and its subsidiary, Sonotron Medical Systems, Inc. ("SMI"). In addition, the Company owns a minority interest in Montvale Technologies, Inc. (formerly known as Ivivi Technologies, Inc.) ("ITI"), which until October 18, 2006 was operated as a subsidiary of the Company. ITI was deconsolidated as of October 18, 2006 upon the consummation of ITI's initial public offering.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2015 AS COMPARED TO JUNE 30, 2014

For the Three Months Ended June 30, 2015
	Chemical	Electronics	Engineering	Total
Revenue	$365,944	$175,229	$514,755	$1,055,928
Cost of Sales	53,949	106,350	140,574	300,873
Gross Profit	311,995	68,879	374,181	755,055
Gross Profit Percentage	85%	39%	73%	72%

Operating Expenses	111,073	53,203	156,231	320,507
Operating Income	200,922	15,676	217,950	434,548
Other income (expenses)	(154)	(54)	(112)	(320)
Net Income	$200,768	$15,622	$217,838	$434,228

For the Three Months Ended June 30, 2014
	Chemical	Electronics	Engineering	Total
Revenue	$297,159	$242,210	$84,305	$623,674
Cost of Sales	90,694	154,064	93,458	338,216
Gross Profit	206,465	88,146	(9,153)	285,458
Gross Profit Percentage	69%	36%	-11%	46%

Operating Expenses	118,986	96,982	33,756	249,724
Operating Income (Loss)	87,479	(8,836)	(42,909)	35,734
Other income (expenses)	44	37	13	94
Net Income (Loss)	$87,523	$(8,799)	$(42,896)	$35,828

Variance
	Chemical	Electronics	Engineering	Total
Revenue	$68,785	$(66,981)	$430,450	$432,254
Cost of Sales	(36,745)	(47,714)	47,116	(37,343)
Gross Profit	105,530	(19,267)	383,334	469,597
Gross Profit Percentage	16%	3%	84%	26%

Operating Expenses	(7,913)	(43,779)	122,475	70,783
Operating Income (Loss)	113,443	24,512	260,859	398,814
Other income (expenses)	(198)	(91)	(125)	(414)
Net Income	$113,245	$24,421	$260,734	$398,400

Revenues were $1,055,928 for the three months ended June 30, 2015 as compared to $623,674 for the three months ended June 30, 2014, an increase of $432,254, or 69%. The increase resulted from an increase in engineering revenue of $430,450 coupled with an increase in sales in our chemical division of $68,785 offset by a decrease in our electronic segment in the amount of $66,981. The increase in engineering services is primarily the result of several projects for one customer.

Gross profit was $755,055, or 71.5%, for the three months ended June 30, 2015 and $285,458, or 45.8% for the three months ended June 30, 2014. The increase in gross profit in the electronics and chemical segments resulted from changes in the mix of products sold. The increase in gross profit in the engineering segment resulted from better utilization of labor due to the increased revenue from new projects from one customer.

We are highly dependent upon certain customers to generate our revenues. During the three month period ended June 30, 2015, one customer accounted for 46% of our revenue. During the three month period ended June 30, 2014, another customer accounted for 18% of our revenue. The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results.

Income from operations for the three months ended June 30, 2015 was $434,548 compared to $35,734 for the three months ended June 30, 2014. Selling, general, and administrative expenses increased by $59,184 or 25%, from $236,037 to $295,221 mainly due to an increase of $40,383 in royalties and commissions and a $17,614 increase in consulting fees.

Interest income decreased $726 to $321 in the three months ended June 30, 2015, from $1,047 in the three months ended June 30, 2014, due to decreased funds invested in a money market account.

The foregoing resulted in net income for the three months ended June 30, 2015 of $434,228, or $0.01 per share, compared to net income for the three months ended June 30, 2014 of $35,828 or $0.00 per share.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2015, we had cash and cash equivalents of $370,526 as compared to $216,395 at March 31, 2015. The $154,131 increase was primarily the result of cash provided in operations during the three month period in the amount of $161,392 offset by cash used in financing activities in the amount of $7,000 and cash used in investing activities of $261. Our cash will continue to be used for increased marketing costs, and the related administrative expenses, in order to attempt to increase our revenue.  We expect to have enough cash to fund operations for the next twelve months. Our note payable of $114,966 at June 30, 2015, is secured and collateralized by restricted cash of $232,786. This note bears an interest rate of 2% above the rate of the savings account. The interest rate at June 30, 2015 was 2.15% and is payable upon demand.

Future Sources of Liquidity:

We expect that growth in profitable revenues and continued focus on new customers will enable us to continue to generate cash flows from operating activities during fiscal 2016.

If we do not generate sufficient cash from operations, face unanticipated cash needs or do not otherwise have sufficient cash, we may need to consider the sale of certain intellectual property which does not support the Company’s operations. In addition, we have the ability to reduce certain expenses depending on the level of business operation.

Based on current expectations, we believe that our existing cash of $370,526 as of June 30, 2015 and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash provided (used) by operating activities was $161,392 for the three months ended June 30, 2015, as compared to net cash used in operating activities of $(9,262) for the three months ended June 30, 2014.  The cash provided during the three months ended June 30, 2015 was primarily due to net income of $434,228 and decreases in operating liabilities of $100,349, and net operating assets of $173,287.

INVESTING ACTIVITIES

Cash was used in investing activities in the amount of $261 from deposits in the restricted cash in the amount of $261.

FINANCING ACTIVITIES

For the three months ended June 30, 2015 and 2014, net cash used in financing activities were $7,000 and $4,000, respectively which were repayments on a note from a commercial bank to facilitate our acquisition of Action Industries Unlimited, Inc. (AIU).

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

Our sales are materially dependent on a small group of customers, as noted in Note 4 of our condensed consolidated financial statements. We monitor our credit risk associated with our receivables on a routine basis. We also maintain credit controls for evaluating and granting customer credit.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Ru1e 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended June 30, 2015, there were no changes in the Company's internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

The determination that our disclosure controls and procedures were not effective as of June 30, 2015 are a result of:

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

The Company believes that the financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of June 30, 2015 and March 31, 2015 and the related statements of operations, stockholders’ equity (deficiency), and cash flows for the three months ended June 30, 2015 and 2014, in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

NONE

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended March 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

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
August 14, 2015