Form 10-Q
period 2015-09-30
ADM TRONICS UNLIMITED, INC.
filed 2015-11-23
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

67,008,502 shares of Common Stock, $.0005 par value, as of November 20, 2015.

ADM TRONICS UNLIMITED, INC., AND SUBSIDIARY

 PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2015	2015
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$942,143	$216,395
Accounts receivable, net of allowance for doubtful accounts of $25,000 for each period	800,813	616,070
Inventories	193,749	137,704
Prepaid expenses and other current assets	21,595	16,595
Restricted cash	232,874	232,525
Deferred tax asset	410,000	-

Total current assets	2,601,174	1,219,289

Property and equipment, net of accumulated depreciation of $74,972 and $74,070, respectively	2,344	3,246

Inventories - long-term portion	74,639	88,257
Intangible assets, net of accumulated amortization of $154,365 and $153,667, respectively	13,784	14,481
Other assets	16,144	16,144
Deferred tax asset	447,000	-
Total other assets	553,911	122,128

Total assets	$3,155,085	$1,341,417

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Note payable - bank	$108,966	$121,966
Accounts payable	238,754	329,291
Accrued expenses and other current liabilities	271,128	221,106
Customer deposits	99,102	99,102
Due to shareholder	249,606	223,849
Total current liabilities	967,556	995,314

Total liabilities	967,556	995,314

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 authorized, 67,008,502 and 64,939,537 shares issued and outstanding at September 30, 2015 and March 31, 2015, respectively	33,504	32,470
Additional paid-in capital	33,195,759	32,298,094
Accumulated deficit	(31,041,734)	(31,984,461)
Total stockholders' equity	2,187,529	346,103

Total liabilities and stockholders' equity	$3,155,085	$1,341,417

The accompanying notes are an integral part of these

condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2015	2014	2015	2014

Net revenues	$1,252,881	$748,593	$2,308,809	$1,372,267

Cost of sales	495,680	263,869	796,553	602,085

Gross Profit	757,201	484,724	1,512,256	770,182

Operating expenses:
Research and development	30,522	18,241	55,211	30,286
Selling, general and administrative	475,186	337,142	770,411	573,697
Stock based compensation	598,699	-	598,699	-
Depreciation and amortization	709	555	1,306	1,680

Total operating expenses	1,105,116	355,938	1,425,627	605,663

Income (loss) from operations	(347,915)	128,786	86,629	164,519

Other income (expense):
Interest income	248	1,325	569	2,372
Interest expense	(830)	(740)	(1,471)	(1,693)
Total other income (expense)	(582)	585	(902)	679

Income (loss) before benefit for income taxes	(348,497)	129,371	85,727	165,198
Benefit for income taxes - deferred	857,000	-	857,000	-

Net income	$508,503	$129,371	$942,727	$165,198

Basic and diluted per common share:	$0.01	$0.00	$0.01	$0.00

Weighted average shares of common stock outstanding - basic	66,176,418	64,939,537	65,561,357	64,939,537

Weighted average shares of common stock outstanding - diluted	66,994,600	65,539,537	66,379,539	65,539,537

 The accompanying notes are an integral part of these

condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2015 AND 2014

(Unaudited)

	2015	2014
Cash flows from operating activities:
Net income (loss)	$942,727	$165,198
Adjustments to reconcile net loss to net cash used in operating activities:
Stock based compensation	598,699	-
Depreciation and amortization	1,600	3,054
Interest receivable	-	(2,106)
Deferred income tax	(857,000)	-
Increase (decrease) in cash flows as a result of changes in net assets and liabilities balances:
Accounts receivable	(184,743)	(164,620)
Inventories	(42,427)	(183,704)
Prepaid expenses and other current assets	(5,000)	(5,819)
Accounts payable	(90,538)	51,282
Customer deposit	-	103,492
Accrued expenses and other current liabilities	50,022	60,369
Due to shareholder	25,757	57,894
Total adjustments	(503,630)	(80,158)
Net cash provided by operating activities	439,097	85,040

Cash flows from investing activities:
Investment in Angiodroid	-	(1,000)
Restricted cash	(349)	(261)
Net cash used by investing activities	(349)	(1,261)

Cash flows provided (used) in financing activities:
Repayments on note payable - Bank	(13,000)	(7,000)
Sale of common stock	300,000	-

Net cash provided by (used) in financing activities	287,000	(7,000)

Net increase (decrease) in cash	725,748	76,779

Cash and cash equivalents - beginning of year	216,395	83,156

Cash and cash equivalents - end of year	$942,143	$159,935

Cash paid for:
Interest	$1,471	$1,693

The accompanying notes are an integral part of these

condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 AND 2014

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

The accompanying condensed consolidated financial statements as of September 30, 2015 (unaudited) and March 31, 2015 and for the three and six month periods ended September 30, 2015 and 2014 (unaudited) have been prepared by ADM pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the condensed financial position and operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and explanatory notes for the year ended March 31, 2015 as disclosed in our annual report on Form 10-K for that year . The operating results and cash flows for three and six months ended September 30, 2015 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending March 31, 2016.

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

Per share basic and diluted net income amounted to $0.01 for both the three and six months ended September 30, 2015 and $0.00 for both the three and six months ended September 30, 2014. There were 3,600,000 and 600,000 common stock equivalents at September 30, 2015 and 2014, respectively.

RECLASSIFICATION

Certain items in the prior financial statements have been reclassified to conform to the current period presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 3 - INVENTORIES

  Inventories at September 30, 2015 consisted of the following:

	Current	Long Term	Total
Raw materials	$170,822	$74,113	$244,935
Finished Goods	22,927	526	23,453
	$193,749	$74,639	$268,388

  Inventories at March 31, 2015 consisted of the following:

	Current	Long Term	Total
Raw materials	$95,702	$87,638	$183,340
Finished Goods	42,002	619	42,621
	$137,704	$88,257	$225,961

The Company values its inventories at the first in, first out ("FIFO") method at the lower of cost or market.

NOTE 4 – CONCENTRATIONS

During the three month period ended September 30, 2015, one customer accounted for 42% of our revenue.

During the three month period ended September 30, 2014, one customer accounted for 18% of our revenue.

During the six month period ended September 30, 2015, one customer accounted for 42% of our revenue. As of September 30, 2015, one customer represented approximately 50% of our accounts receivable.

During the six month period ended September 30, 2014, one customer accounted for 18% of our revenue. As of September 30, 2014, three customers represented approximately 42% of our accounts receivable.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Revenues from foreign customers represented $98,411 of net revenue or 7.9% for the three months ended September 30, 2015 and $90,540 of net revenue or 12.1% for the three months ended September 30, 2014.

Revenues from foreign customers represented $199,638 of net revenue or 8.6% for the six months ended September 30, 2015 and $130,635 of net revenue or 9.5% for the six months ended September 30, 2014.

As of September 30, 2015 and 2014, accounts receivable included $35,241 and $23,128, respectively, from foreign customers.

NOTE 5 - SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Electronics	Engineering	Total

Three months ended September 30, 2015
Revenue from external customers	$385,072	$202,374	$665,435	$1,252,881
Segment operating (loss)	$(141,767)	$(62,222)	$(143,926)	$(347,915)

Six months ended September 30, 2015
Revenue from external customers	$751,016	$377,603	$1,180,190	$2,308,809
Segment operating income (loss)	$59,133	$(46,554)	$74,050	$86,629

Three months ended September 30, 2014
Revenue from external customers	$340,470	$318,203	$89,920	$748,593
Segment operating income	$67,924	$29,756	$31,106	$128,786

Six months ended September 30, 2015
Revenue from external customers	$637,629	$560,413	$174,225	$1,372,267
Segment operating income (loss)	$155,403	$20,920	$(11,804)	$164,519

Total assets at September 30, 2015	$1,026,393	$516,007	$1,612,786	$3,155,085

Total assets at March 31, 2015	$509,732	$389,005	$442,680	$1,341,417

NOTE 6 - OPTIONS OUTSTANDING

During 2013, ADM granted an aggregate of 5,600,000 stock options to employees and consultants expiring at various dates through March 2016. During 2014, 5,000,000 of the outstanding stock options were exercised.

On September 2, 2015, ADM granted an additional 3,000,000 stock options to employees at an exercise price of $0.20 per option and with a term of three years. The options were valued at $598,699 using the Black Scholes option pricing model with the following assumptions: risk free interest rate of 2.03%, volatility of 353%, estimated useful life of 3 years, and dividend rate of 0%.

The following table summarizes information on all common share purchase options issued by us as of September 30, 2015 and 2014.

	2015		2014

	# of Shares	Weighted Average Exercise Price	# of Shares	Weighted Average Exercise Price

Outstanding, beginning of year	600,000	$0.02	5,600,000	$0.01

Issued	3,000,000	$0.20	-	$-

Exercised	-	$-	(5,000,000)	$0.01

Expired	-	$-	-	$-

Outstanding, end of year	3,600,000	$0.17	600,000	$0.02

Exercisable, end of year	3,600,000	$0.17	600,000	$0.02

NOTE 7 - COMMITMENTS AND CONTINGENCIES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2019. The Company’s future minimum lease commitment at September 30, 2015 is as follows:

For the twelve month period ended September 30,	Amount
2016	$104,625
2017	104,625
2018	78,469
$287,719

Rent and real estate tax expense for all facilities for the six months ended September 30, 2015 and 2014 was approximately $63,000 for each period.

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

●

Effective October 1, 2013 the monthly amount to be paid by IHS for these services was $3,000 plus additional amounts for individual projects requested from time to time by IHS. Pursuant to this agreement, revenues from engineering services to IHS were $9,000 and $18,000 for the three and six months ended September 30, 2015, respectively.

LEGAL PROCEEDINGS

NONE

NOTE 8 - INCOME TAXES

At September 30, 2015, the Company had federal and state net operating loss carry-forwards ("NOL")'s of approximately $3,692,000, which are due to expire through fiscal 2034. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Ultimate utilization of such NOL's and credits is dependent upon .the Company's ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs.

Due to the uncertainty related to future taxable income, the Company provides a partial valuation allowance for the deferred tax benefit resulting from the NOL's and depreciation and amortization. During the six months ended September 30, 2015, the Company utilized approximately $700,000 in net operating losses and expects to utilize $2,800,000 before expiration. For the three and six months ended September 30, 2015, the $857,000 benefit for deferred income taxes results from a reduction in the valuation allowance.

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

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

We recognize revenue from engineering services on a project or monthly basis and contract manufacturing revenues are recognized after shipment of completed products. For the sale of our electronic products, revenues are recognized when they are shipped to the purchaser. Shipping and handling charges and costs are de minimis. We offer a limited 90 day warranty on our electronics products and a limited 5 year warranty on our electronic controllers for spas and hot tubs. Historically, the amount of warranty revenue included in the sales of our electronic products have been de minimis. We have no other post shipment obligations and sales returns have been de minimis.

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

BUSINESS OVERVIEW

ADM is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. During the six months ended September 30, 2015 and 2014, our operations are conducted through ADM Tronics Unlimited, Inc. ("ADM") and its subsidiary, Sonotron Medical Systems, Inc. ("SMI"). In addition, the Company owns a minority interest in Montvale Technologies, Inc. (formerly known as Ivivi Technologies, Inc.) ("ITI"), which until October 18, 2006 was operated as a subsidiary of the Company. ITI was deconsolidated as of October 18, 2006 upon the consummation of ITI's initial public offering.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2015 AS COMPARED TO SEPTEMBER 30, 2014

For the Three Months Ended September 30, 2015

	Chemical	Electronics	Engineering	Total
Revenue	$385,072	$202,374	$665,435	$1,252,881
Cost of Sales	174,205	84,650	236,825	495,680
Gross Profit	210,867	117,724	428,610	757,201
Gross Profit Percentage	55%	58%	64%	60.4%

Operating Expenses	352,634	179,946	572,536	1,105,116
Operating Income (Loss)	(141,767)	(62,222)	(143,926)	(347,915)
Other income (expenses)	(140)	(94)	(348)	(582)
Income (loss) before benefit from income taxes	$(141,907)	$(62,316)	$(144,274)	$(348,497)

For the Three Months Ended September 30, 2014
	Chemical	Electronics	Engineering	Total
Revenue	$340,470	$318,203	$89,920	$748,593
Cost of Sales	110,108	138,086	15,675	263,869
Gross Profit	230,362	180,117	74,245	484,724
Gross Profit Percentage	68%	57%	83%	65%

Operating Expenses	162,438	150,361	43,139	355,938
Operating Income (Loss)	67,924	29,756	31,106	128,786
Other income (expenses)	272	240	73	585
Income (loss) before benefit from income taxes	$68,196	$29,996	$31,179	$129,371

Variance
	Chemical	Electronics	Engineering	Total
Revenue	$44,602	$(115,829)	$575,515	$504,288
Cost of Sales	64,097	(53,436)	221,150	231,811
Gross Profit	(19,495)	(62,393)	354,365	272,477
Gross Profit Percentage	-13%	2%	-18%	-4%

Operating Expenses	190,196	29,585	529,397	749,178
Operating Income (Loss)	(209,691)	(91,978)	(175,032)	(476,701)
Other income (expenses)	(412)	(334)	(421)	(1,167)
Income (loss) before benefit from income taxes	$(210,103)	$(92,312)	$(175,453)	$(477,868)

For the Six Months Ended September 30, 2015
	Chemical	Electronics	Engineering	Total
Revenue	$751,016	$377,603	$1,180,190	$2,308,809
Cost of Sales	228,154	191,000	377,399	796,553
Gross Profit	522,862	186,603	802,791	1,512,256
Gross Profit Percentage	70%	49%	68%	65.5%

Operating Expenses	463,729	233,157	728,741	1,425,627
Operating Income (Loss)	59,133	(46,554)	74,050	86,629
Other income (expenses)	(294)	(148)	(460)	(902)
Income (loss) before benefit from income taxes	$58,839	$(46,702)	$73,590	$85,727

For the Six Months Ended September 30, 2014
	Chemical	Electronics	Engineering	Total
Revenue	$637,629	$560,413	$174,225	$1,372,267
Cost of Sales	200,802	292,150	109,133	602,085
Gross Profit	436,827	268,263	65,092	770,182
Gross Profit Percentage	69%	48%	37%	56%

Operating Expenses	281,424	247,343	76,896	605,663
Operating Income (Loss)	155,403	20,920	(11,804)	164,519
Other income (expenses)	316	277	86	679
Income (loss) before benefit from income taxes	$155,719	$21,197	$(11,718)	$165,198

Variance
	Chemical		Electronics		Engineering	Total
Revenue		$113,387		$(182,810)	$1,005,965		$936,542
Cost of Sales		27,352		(101,150)	268,266		194,468
Gross Profit		86,035		(81,660)	737,699		742,074
Gross Profit Percentage		1%		2%	31%		9%

Operating Expenses		182,305		(14,186)	651,845		819,964
Operating Income (Loss)		(96,270)		(67,474)	85,854		(77,890)
Other income (expenses)		(610)		(425)	(546)		(1,581)
Income (loss) before benefit from income taxes	$	(96,880)	$	(67,899)	$85,308	$	(79,471)

Revenues for the three months ended September 30, 2015 increased by $504,288, or 67% due to an increase in engineering revenue of $575,515 coupled with an increase in sales in our chemical division of $44,602 offset by a decrease in our electronic segment in the amount of $115,829. The increase in engineering services is primarily the result of several projects for one customer.

Revenues for the six months ended September 30, 2015 increased by $936,542 or 68% due to an increase in engineering revenue of $1,005,965 coupled with an increase in sales in our chemical division of $113,387 offset by a decrease in our electronic segment in the amount of $182,810. The increase in engineering services is primarily the result of several projects for one customer.

Gross profit for the three months ended September 30, 2015 increased by $272,477. Gross profit for the six months ended September 30, 2014 increased by $742,074. The increase in gross profit in the electronics and chemical segments resulted from changes in the mix of products sold. The increase in gross profit in the engineering segment resulted from better utilization of labor due to the increased revenue from new projects from one customer.

We are highly dependent upon certain customers. During the three and six months ended September 30, 2015 one customer accounted for 42% of our revenue. During the three and six months ended September 30, 2014, one customer accounted for 18% of our revenue. The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results.

Income from operations for the three months ended September 30, 2015 decreased by $476,701 due to stock based compensation of $598,699. Selling, general, and administrative expenses increased by $153,685 or 48%, from $321,501 to $475,186 mainly due to an increase of $28,884 wages, a $23,560 increase in commission and royalty fees, $39,860 in consulting fees, $54,383 in engineering fees and $13,437 in insurance.

Income from operations for the six months ended September 30, 2015 decreased by $77,890. Selling, general, and administrative expenses increased by $196,714 or 34% from $573,697 to $770,411 mainly due to an increase of $40,021 in wages, $63,944 in commission and royalty fees and an increase in contract services of $37,974.

During the six months ended September 30, 2015, we had $598,699 of stock based compensation related to 3,000,000 options granted to employees. There was no stock based compensation for the six months ended September 30, 2014.

Interest income decreased $1,077 to $248 in the three months ended September 30, 2015, from $1,325 in the three months ended September 30, 2014 and interest income decreased $1,803 to $569 in the six months ended September 30, 2015 from $2,372 in the six months ended September 30, 2014 due to decreased funds invested in a money market account.

For the three and six months ended September 30, 2015, the $857,000 credit for deferred income taxes results from a reduction in the valuation allowance.

The foregoing resulted in net income for the three months ended September 30, 2015 of $508,503, or $0.01 per share, compared to net income for the three months ended September 30, 2014 of $129,371 or $0.00 per share.

The net income for the six months ended September 30, 2015 and 2014 was $942,727 or $0.01 per share and $165,198 or $0.00 per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2015, we had cash and cash equivalents of $942,143 as compared to $216,395 at March 31, 2015. The $725,748 increase was primarily the result of cash provided in operations during the six month period in the amount of $439,097 and cash provided in financing activities in the amount of $287,000 offset by cash used in investing activities of $349. Our cash will continue to be used for increased marketing costs, and the related administrative expenses, in order to attempt to increase our revenue.  We expect to have enough cash to fund operations for the next twelve months. Our note payable of $108,966 at September 30, 2015, is secured and collateralized by restricted cash of $232,874. This note bears an interest rate of 2% above the rate of the savings account. The interest rate at September 30, 2015 was 2.15% and is payable upon demand.

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

Based on current expectations, we believe that our existing cash of $942,143 as of September 30, 2015 and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash provided by operating activities was $439,097 for the six months ended September 30, 2015, as compared to net cash provided by operating activities of $85,040 for the six months ended September 30, 2014.  The cash provided during the six months ended September 30, 2015 was primarily due to net income of $942,727, stock based compensation of $598,699, deferred income tax of $857,000 and decreases in operating liabilities of $14,759, and net operating assets of $232,170.

INVESTING ACTIVITIES

Cash was used in investing activities in the amount of $349 from deposits in the restricted cash in the amount of $349.

FINANCING ACTIVITIES

For the six months ended September 30, 2015 and 2014, net cash provided (used) in financing activities were $287,000 and $(7,000), respectively. For the six months ended September 30, 2015 and 2014, $13,000 and $7,000 respectively, was used for repayments on a note from a commercial bank to facilitate our acquisition of Action Industries Unlimited, Inc. (AIU).

Additionally, during the six months ended September 30, 2015, $300,000 was provided for through the sale of common stock to a major customer.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Ru1e 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended September 30, 2015, there were no changes in the Company's internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

The determination that our disclosure controls and procedures were not effective as of September 30, 2015 are a result of:

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

The Company believes that the financial statements fairly present, in all material respects, the Company’s condensed consolidated balance sheets as of September 30, 2015 and March 31, 2015 and the related condensed consolidated statements of operations, and cash flows for the three and six months ended September 30, 2015 and 2014, in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

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
November 23, 2015