Form 10-Q
period 2015-12-31
ADM TRONICS UNLIMITED, INC.
filed 2016-02-16
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

67,008,502 shares of Common Stock, $.0005 par value, as of February 16, 2016.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2015	March 31, 2015
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,360,804	$216,395
Accounts receivable, net of allowance for doubtful accounts of $25,000 for each period	572,154	616,070
Inventories	299,667	137,704
Prepaid expenses and other current assets	37,961	16,595
Restricted cash	232,962	232,525
Deferred tax asset	410,000	-

Total current assets	2,913,548	1,219,289

Property and equipment, net of accumulated depreciation of $75,423 and $74,070, respectively	1,893	3,246

Inventories - long-term portion	64,594	88,257
Intangible assets, net of accumulated amortization of $154,713 and $153,667, respectively	13,435	14,481
Other assets	17,644	16,144
Deferred tax asset	447,000	-
Total other assets	544,566	122,128

Total assets	$3,458,114	$1,341,417

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Note payable - bank	$102,966	$121,966
Accounts payable	300,929	329,291
Accrued expenses and other current liabilities	284,420	221,106
Customer deposits	108,342	99,102
Due to shareholder	236,853	223,849
Total current liabilities	1,033,510	995,314

Total liabilities	1,033,510	995,314

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 authorized, 67,008,502 and 64,939,537 shares issued and outstanding at December 31, 2015 and March 31, 2015, respectively	33,504	32,470
Additional paid-in capital	33,195,759	32,298,094
Accumulated deficit	(30,804,659)	(31,984,461)
Total stockholders' equity	2,424,604	346,103

Total liabilities and stockholders' equity	$3,458,114	$1,341,417

The accompanying notes are an integral part of these

condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31,		Nine months ended December 31,
	2015	2014	2015	2014

Net revenues	$1,045,388	$677,683	$3,354,197	$2,049,950

Cost of sales	375,745	307,214	1,172,298	909,299

Gross Profit	669,643	370,469	2,181,899	1,140,651

Operating expenses:
Research and development	46,292	59,400	101,503	89,686
Selling, general and administrative	385,226	195,796	1,155,637	768,119
Stock based compensation	-	-	598,699	-
Depreciation and amortization	555	1,113	1,861	4,167

Total operating expenses	432,073	256,309	1,857,700	861,972

Income from operations	237,570	114,160	324,199	278,679

Other income (expense):
Interest income	88	992	657	3,364
Interest expense	(583)	(499)	(2,054)	(2,192)
Total other income (expense)	(495)	493	(1,397)	1,172

Income before benefit from income taxes	237,075	114,653	322,802	279,851
Benefit from income taxes - deferred	-	-	857,000	-

Net income	$237,075	$114,653	$1,179,802	$279,851

Basic and diluted per common share:	$0.00	$0.00	$0.02	$0.00

Weighted average shares of common stock outstanding - basic	67,008,502	64,939,537	66,045,493	64,939,537

Weighted average shares of common stock outstanding - diluted	67,537,914	65,539,537	66,574,905	65,539,537

The accompanying notes are an integral part of these

condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2015 AND 2014

(Unaudited)

	2015	2014
Cash flows from operating activities:
Net income	$1,179,802	$279,851
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	598,699	-
Depreciation and amortization	2,399	4,167
Bad debt	-	3,000
Interest receivable	-	(3,164)
Deferred income tax	(857,000)	-
Increase (decrease) in cash flows as a result of changes in net assets and liabilities balances:
Accounts receivable	43,916	(188,935)
Inventories	(138,300)	(193,013)
Prepaid expenses and other current assets	(22,866)	(5,783)
Accounts payable	(28,362)	48,452
Customer deposit	9,240	86,284
Accrued expenses and other current liabilities	63,314	64,805
Due to shareholder	13,004	54,176
Total adjustments	(315,956)	(130,011)
Net cash provided by operating activities	863,846	149,840

Cash flows from investing activities:
Investment in Angiodroid	-	(1,000)
Restricted cash	(437)	(173)
Net cash used in investing activities	(437)	(1,173)

Cash flows provided by (used in) financing activities:
Repayments on note payable - Bank	(19,000)	(9,024)
Sale of common stock	300,000	-

Net cash provided by (used in) in financing activities	281,000	(9,024)

Net increase in cash and cash equivalents	1,144,409	139,643

Cash and cash equivalents - beginning of year	216,395	83,156

Cash and cash equivalents - end of year	$1,360,804	$222,799

Cash paid for:
Interest	$2,054	$2,132

The accompanying notes are an integral part of these

condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

DECEMBER 31, 2015 AND 2014

NOTE 1 - NATURE OF BUSINESS

ADM Tronics Unlimited, Inc. ("we", "us", the “Company" or "ADM"), was incorporated under the laws of the state of Delaware on November 24, 1969. We are an engineering and manufacturing concern whose principal lines of business are engineering and manufacturing of electronics, primarily medical electronic devices, and the development, production, and sale of chemical products.

The accompanying condensed consolidated financial statements as of December 31, 2015 (unaudited) and March 31, 2015 and for the three and nine month periods ended December 31, 2015 and 2014 (unaudited) have been prepared by ADM pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the condensed financial position and operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited financial statements and explanatory notes for the year ended March 31, 2015 as disclosed in our annual report on Form 10-K for that year. The operating results and cash flows for three and nine months ended December 31, 2015 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending March 31, 2016.

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

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser. We offer a limited 90-day warranty on our electronics products and a limited 5-year warranty on our electronic controllers for spas and hot tubs. We have no other post shipment obligations. Based on prior experience, no amounts have been accrued for potential warranty costs and actual costs were less than $2,000, for each of the fiscal years ended March 31, 2015 and 2014. For contract manufacturing, revenues are recognized after shipment of the completed products.

ENGINEERING SERVICES:

We provide certain engineering services, including research, development, quality control, and quality assurance services along with regulatory compliance services. We recognize revenue from engineering services as the services are provided.

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

Per share basic and diluted net income amounted to $0.00 and $0.02 for the three and nine months ended December 31, 2015, respectively and $0.00 for both the three and nine months ended December 31, 2014. There were 3,600,000 and 600,000 common stock equivalents at December 31, 2015 and 2014, respectively.

RECLASSIFICATION

Certain items in the prior financial statements have been reclassified to conform to the current period presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 3 - INVENTORIES

Inventories at December 31, 2015 consisted of the following:

	Current	Long Term	Total
Raw materials	$207,329	$64,283	$271,612
Finished Goods	92,338	311	92,649
	$299,667	$64,594	$364,261

Inventories at March 31, 2015 consisted of the following:

	Current	Long Term	Total
Raw materials	$95,702	$87,638	$183,340
Finished Goods	42,002	619	42,621
	$137,704	$88,257	$225,961

The Company values its inventories on the first in, first out ("FIFO") method at the lower of cost or market.

NOTE 4 – CONCENTRATIONS

During the three month period ended December 31, 2015, one customer accounted for 42% of our revenue.

During the three month period ended December 31, 2014, one customer accounted for 45% of our revenue.

During the nine month period ended December 31, 2015, one customer accounted for 42% of our revenue. As of December 31, 2015, two customers represented approximately 45% of our accounts receivable.

During the nine month period ended December 31, 2014, two customers accounted for 34% of our revenue. As of December 31, 2014, two customers represented approximately 43% of our accounts receivable.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Revenues from foreign customers represented $103,783 of net revenue or 10.2% for the three months ended December 31, 2015 and $61,166 of net revenue or 9% for the three months ended December 31, 2014.

Revenues from foreign customers represented $302,780 of net revenue or 9% for the nine months ended December 31, 2015 and $191,801 of net revenue or 9% for the nine months ended December 31, 2014.

As of December 31, 2015 and 2014, accounts receivable included $58,353 and $3,110, respectively, from foreign customers.

NOTE 5 - SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Electronics	Engineering	Total
Three months ended December 31, 2015
Revenue from external customers	$372,652	$208,040	$464,696	$1,045,388
Segment operating income (loss)	$113,469	$(12,891)	$136,992	$237,570

Nine months ended December 31, 2015
Revenue from external customers	$1,123,668	$585,643	$1,644,886	$3,354,197
Segment operating income (loss)	$172,602	$(59,445)	$211,042	$324,199

Three months ended December 31, 2014
Revenue from external customers	$188,474	$171,780	$317,429	$677,683
Segment operating income (loss)	$18,325	$(3,532)	$99,367	$114,160

Nine months ended December 31, 2014
Revenue from external customers	$826,103	$732,193	$491,654	$2,049,950
Segment operating income (loss)	$173,728	$17,388	$87,563	$278,679

Total assets at December 31, 2015	$1,175,759	$622,459	$1,659,896	$3,458,114

Total assets at March 31, 2015	$509,732	$389,005	$442,680	$1,341,417

NOTE 6 - OPTIONS OUTSTANDING

During 2013, ADM granted an aggregate of 5,600,000 stock options to employees and consultants expiring at various dates through March 2016. During 2014, 5,000,000 of the outstanding stock options were exercised.

On September 2, 2015, ADM granted an additional 3,000,000 stock options to employees at an exercise price of $0.20 per option and with a term of three years. The options were valued at $598,699 using the Black Scholes option pricing model with the following assumptions: risk free interest rate of 2.03%, volatility of 353%, estimated useful life of 3 years and dividend rate of 0%.

The following table summarizes information on all common share purchase options issued by us as of December 31, 2015 and 2014.

	2015		2014

	# of Shares	Weighted Average Exercise Price	# of Shares	Weighted Average Exercise Price

Outstanding, beginning of year	600,000	$0.02	5,600,000	$0.01

Issued	3,000,000	$0.20	-	$-

Exercised	-	$-	(5,000,000)	$0.01

Expired	-	$-	-	$-

Outstanding, end of year	3,600,000	$0.17	600,000	$0.02

Exercisable, end of year	3,600,000	$0.17	600,000	$0.02

NOTE 7 - COMMITMENTS AND CONTINGENCIES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2019. The Company’s future minimum lease commitment at December 31, 2015 is as follows:

For the twelve month period ended December 31,	Amount
2016	$104,625
2017	104,625
2018	52,313
$261,563

Rent and real estate tax expense for all facilities for the nine months ended December 31, 2015 and 2014 was approximately $95,000 for each period.

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

●

Effective October 1, 2013 the monthly amount to be paid by IHS for these services was $3,000 plus additional amounts for individual projects requested from time to time by IHS. Pursuant to this agreement, revenues from engineering services to IHS were $9,000 and $27,000 for the three and nine months ended December 31, 2015, respectively.

NOTE 8 - INCOME TAXES

At December 31, 2015, the Company had federal and state net operating loss carry-forwards ("NOL")'s of approximately $3,455,000, which are due to expire through fiscal 2034. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Ultimate utilization of such NOL's and credits is dependent upon the Company's ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs.

Due to the uncertainty related to future taxable income, the Company provides a partial valuation allowance for the deferred tax benefit resulting from the NOL's and depreciation and amortization. During the nine months ended December 31, 2015, the Company utilized approximately $900,000 in net operating losses and expects to utilize $3,000,000 before expiration. For the nine months ended December 31, 2015, the $857,000 benefit for deferred income taxes results from a reduction in the valuation allowance.

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

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

We recognize revenue from engineering services on a project or monthly basis and contract manufacturing revenues are recognized after shipment of completed products. For the sale of our electronic products, revenues are recognized when they are shipped to the purchaser. Shipping and handling charges and costs are de minimis. We offer a limited 90-day warranty on our electronics products and a limited 5-year warranty on our electronic controllers for spas and hot tubs. Historically, the amount of warranty revenue included in the sales of our electronic products have been de minimis. We have no other post shipment obligations and sales returns have been de minimis.

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

BUSINESS OVERVIEW

ADM is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. During the nine months ended December 31, 2015 and 2014, our operations are conducted through ADM Tronics Unlimited, Inc. ("ADM") and its subsidiary, Sonotron Medical Systems, Inc. ("SMI"). In addition, the Company owns a minority interest in Montvale Technologies, Inc. (formerly known as Ivivi Technologies, Inc.) ("ITI"), which until October 18, 2006 was operated as a subsidiary of the Company. ITI was deconsolidated as of October 18, 2006 upon the consummation of ITI's initial public offering.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2015 AS COMPARED TO DECEMBER 31, 2014

For the Three Months Ended December 31, 2015

	Chemical	Electronics	Engineering	Total
Revenue	$372,652	$208,040	$464,696	$1,045,388
Cost of Sales	91,294	119,702	164,749	375,745
Gross Profit	281,358	88,338	299,947	669,643
Gross Profit Percentage	76%	42%	65%	64%

Operating Expenses	167,889	101,229	162,955	432,073
Operating Income (Loss)	113,469	(12,891)	136,992	237,570
Other income (expenses)	(181)	(104)	(210)	(495)
Income (loss) before benefit from income taxes	$113,288	$(12,995)	$136,782	$237,075

For the Three Months Ended December 31, 2014

	Chemical	Electronics	Engineering	Total
Revenue	$188,474	$171,780	$317,429	$677,683
Cost of Sales	104,210	114,779	88,225	307,214
Gross Profit	84,264	57,001	229,204	370,469
Gross Profit Percentage	45%	33%	72%	55%

Operating Expenses	65,939	60,533	129,837	256,309
Operating Income (Loss)	18,325	(3,532)	99,367	114,160
Other income (expenses)	153	145	195	493
Income (loss) before benefit from income taxes	$18,478	$(3,387)	$99,562	$114,653

Variance

	Chemical	Electronics	Engineering	Total
Revenue	$184,178	$36,260	$147,267	$367,705
Cost of Sales	(12,916)	4,923	76,524	68,531
Gross Profit	197,094	31,337	70,743	299,174
Gross Profit Percentage	31%	9%	-8%	9%

Operating Expenses	101,950	40,696	33,118	175,764
Operating Income (Loss)	95,144	(9,359)	37,625	123,410
Other income (expenses)	(334)	(249)	(405)	(988)
Income (loss) before benefit from income taxes	$94,810	$(9,608)	$37,220	$122,422

For the Nine Months Ended December 31, 2015

	Chemical	Electronics	Engineering	Total
Revenue	$1,123,668	$585,643	$1,644,886	$3,354,197
Cost of Sales	319,448	310,702	542,148	1,172,298
Gross Profit	804,220	274,941	1,102,738	2,181,899
Gross Profit Percentage	72%	47%	67%	65%

Operating Expenses	631,618	334,386	891,696	1,857,700
Operating Income (Loss)	172,602	(59,445)	211,042	324,199
Other income (expenses)	(475)	(252)	(670)	(1,397)
Income (loss) before benefit from income taxes	$172,127	$(59,697)	$210,372	$322,802

For the Nine Months Ended December 31, 2014

	Chemical	Electronics	Engineering	Total
Revenue	$826,103	$732,193	$491,654	$2,049,950
Cost of Sales	305,012	406,929	197,358	909,299
Gross Profit	521,091	325,264	294,296	1,140,651
Gross Profit Percentage	63%	44%	60%	56%

Operating Expenses	347,363	307,876	206,733	861,972
Operating Income (Loss)	173,728	17,388	87,563	278,679
Other income (expenses)	469	422	281	1,172
Income (loss) before benefit from income taxes	$174,197	$17,810	$87,844	$279,851

Variance

	Chemical	Electronics	Engineering	Total
Revenue	$297,565	$(146,550)	$1,153,232	$1,304,247
Cost of Sales	14,436	(96,227)	344,790	262,999
Gross Profit	283,129	(50,323)	808,442	1,041,248
Gross Profit Percentage	8%	3%	7%	9%

Operating Expenses	284,255	26,510	684,963	995,728
Operating Income (Loss)	(1,126)	(76,833)	123,479	45,520
Other income (expenses)	(944)	(674)	(951)	(2,569)
Income (loss) before benefit from income taxes	$(2,070)	$(77,507)	$122,528	$42,951

Revenues for the three months ended December 31, 2015 increased by $367,705, or 54% due to an increase in engineering revenue of $147,267 coupled with an increase in sales in our chemical division of $184,178 and our electronic segment in the amount of $36,260. The increase in engineering services is primarily the result of several projects for one customer. The increase in the chemical division is primarily the result of increased sales volume from one customer.

Revenues for the nine months ended December 31, 2015 increased by $1,304,247 or 64% due to an increase in engineering revenue of $1,153,232 coupled with an increase in sales in our chemical division of $297,565 offset by a decrease in our electronic segment in the amount of $146,550. The increase in engineering services is primarily the result of several projects for one customer. The increase in the chemical division is primarily the result of increased sales volume from one customer.

Gross profit for the three months ended December 31, 2015 increased by $299,174. Gross profit for the nine months ended December 31, 2014 increased by $1,041,248. The increase in gross profit in the electronics and chemical segments for the three months ended December 31, 2015 resulted from changes in the mix of products sold. The increase in gross profit in the engineering segment resulted from better utilization of labor due to the increased revenue from new projects from one customer.

We are highly dependent upon certain customers. During the three and nine months ended December 31, 2015 one customer accounted for 42% of our revenue. During the three months ended December 31, 2014, one customer accounted for 45% of our revenue and for the nine months ended December 31, 2014, two customers accounted for 34% of our revenue. The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results.

Income from operations for the three months ended December 31, 2015 increased by $123,410. Selling, general, and administrative expenses increased by $189,430 or 97%, from $195,796 to $385,226 mainly due to the following increases: $95,854 in engineering services, $22,523 in professional fees, $27,111 in wages and $16,589 in computer expenses.

Income from operations for the nine months ended December 31, 2015 increased by $45,520. Selling, general, and administrative expenses increased by $387,518 or 50% from $768,119 to $1,155,637 mainly due to an increase of $67,132 in wages, $65,870 in commission and royalty fees, $150,237 in engineering services, $74,309 in professional fees and $13,449 in computer expenses.

During the nine months ended December 31, 2015, we had $598,699 of stock based compensation related to 3,000,000 options granted to employees. There was no stock based compensation for the nine months ended December 31, 2014.

Interest income decreased $904 to $88 in the three months ended December 31, 2015, from $992 in the three months ended December 31, 2014 and interest income decreased $2,707 to $657 in the nine months ended December 31, 2015 from $3,364 for the nine months ended December 31, 2014 due to decreased funds invested in a money market account.

For the three and nine months ended December 31, 2015, the $857,000 credit for deferred income taxes results from a reduction in the valuation allowance.

The foregoing resulted in net income for the nine months ended December 31, 2015 of $1,179,802, or $0.02 per share, compared to net income for the nine months ended December 31, 2014 of $279,851 or $0.00 per share.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2015, we had cash and cash equivalents of $1,360,804 as compared to $216,395 at March 31, 2015. The $1,144,409 increase was primarily the result of cash provided in operations during the nine month period in the amount of $863,846 and cash provided in financing activities in the amount of $281,000 offset by cash used in investing activities of $437. Our cash will continue to be used for increased marketing costs, and the related administrative expenses, in order to attempt to increase our revenue.  We expect to have enough cash to fund operations for the next twelve months. Our note payable of $102,966 at December 31, 2015, is secured and collateralized by restricted cash of $232,962. This note bears an interest rate of 2% above the rate of the savings account. The interest rate at December 31, 2015 was 2.15% and is payable upon demand.

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

Based on current expectations, we believe that our existing cash of $1,360,804 as of December 31, 2015 and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash provided by operating activities was $863,846 for the nine months ended December 31, 2015, as compared to net cash provided by operating activities of $149,840 for the nine months ended December 31, 2014.  The cash provided during the nine months ended December 31, 2015 was primarily due to net income of $1,179,802, stock based compensation of $598,699, deferred income tax of $857,000 and decreases in operating liabilities of $30,087, and net operating assets of $86,744.

INVESTING ACTIVITIES

Cash was used in investing activities in the amount of $437 from deposits in the restricted cash in the amount of $437.

FINANCING ACTIVITIES

For the nine months ended December 31, 2015 and 2014, net cash provided by (used in) in financing activities were $281,000 and $(9,024), respectively. For the nine months ended December 31, 2015 and 2014, $19,000 and $9,024 respectively, was used for repayments on a note from a commercial bank to facilitate our acquisition of Action Industries Unlimited, Inc. (AIU).

Additionally, during the nine months ended December 31, 2015, $300,000 was provided for through the sale of common stock to a major customer.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Ru1e 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended December 31, 2015, there were no changes in the Company's internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

The determination that our disclosure controls and procedures were not effective as of December 31, 2015 are a result of:

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

The Company believes that the financial statements fairly present, in all material respects, the Company’s condensed consolidated balance sheets as of December 31, 2015 and March 31, 2015 and the related condensed consolidated statements of operations, and cash flows for the three and nine months ended December 31, 2015 and 2014, in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

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
February 16, 2016