Form 10-K
period 2016-03-31
ADM TRONICS UNLIMITED, INC.
filed 2016-07-13
CIK 849401

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

Yes [ ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter was $9,048,074.

The number of shares of the Common Stock outstanding as of July 13, 2016 was 67,008,502.

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

PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

The Company is a technology-based developer and manufacturer of diversified lines of products and derives revenue from the production and sale of electronics for medical devices and other applications; environmentally safe chemical products for industrial, medical and cosmetic uses; and, research, development, regulatory and engineering services.

The Company is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. Our operations are conducted through ADM Tronics Unlimited, Inc. ("ADM") and its subsidiary Sonotron Medical Systems, Inc. ("SMI").

COMPANY PRODUCTS AND SERVICES

ELECTRONICS FOR MEDICAL DEVICES AND OTHER APPLICATIONS

We develop and manufacture electronic technologies for non-invasive, electrotherapeutic and diagnostic medical devices as well as for veterinary and other applications. The products are manufactured at our Northvale facility which is an FDA-Registered Medical Device Manufacturing facility. We develop and manufacture our own proprietary products as well as on a contract basis for other companies.

CONTRACT MANUFACTURING

The Company derives revenues from contract manufacturing of electronic medical and other devices from its previous affiliate Montvale Technologies, Inc. (formerly known as Ivivi Technologies, Inc.) ("ITI"), Ivivi Health Sciences, LLC ("IHS") and other customers. As of March 31, 2016, we had approximately $106,500 of back-log for electronic products.

SONOTRON TECHNOLOGY

SMI, a majority-owned subsidiary of ADM, has developed a technology, known as the Sonotron Technology, to treat subjects suffering from the pain of inflammatory joint conditions. Although some of the devices utilizing this technology are commercially available for the treatment of animals, none of such devices have received clearance from the U.S. Food and Drug Administration (the "FDA") for human application in the United States. Pursuant to a manufacturing agreement, the Company is the exclusive manufacturer of the Sonotron devices. The Sonotron Technology is the subject of a United States patent (the "Sonotron Patent"), which expired in April 2016.

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

Through Anti-Static Industries, the assets of which were acquired in July, 2009, we now develop and manufacture a full-line of anti-static products for commercial and industrial use through a division of our company that we refer to as “Antistatic Industries”. Antistatic Industries develops and distributes proprietary conductive paints, coatings and other products and accessories which can be used by electronics, computer, pharmaceutical and chemical companies to prevent, reduce or eliminate static electricity. Many industries are concerned with static electricity as it can be hazardous to personnel and damage corporate facilities, computers, electronic equipment and valuable parts. Antistatic Industries has a wide range of products including paints, hoses, garments, floor mats, rugs, strapping, tapes, hook-and-loop, adhesive products and many other specialized items, all with conductive properties. Antistatic Industries has also pioneered low volatile organic compound conductive and antistatic paint and coating formulations that can be used as replacements for paints and coatings made from hazardous solvents. Antistatic Industries seeks to continually develop new products through research and development for new and current customers to aid in their quest for maximum protection with less waste and rejects in their manufacturing processes by reducing or eliminating static electricity.

None of our chemical products are protected by patents, although the names of some of such products have been protected by trademarks. We do not believe that any such trademarks are material to our business. As of March 31, 2016, the dollar amount of backlog orders for our chemical products believed by us to be firm was not material.

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

CUSTOMERS

During the year ended March 31, 2016, one customer accounted for 44% of our net income. During the year ended March 31, 2015, two customers accounted for 38% of our net revenue. As of March 31, 2016 and 2016, one customer represented 43% of our accounts receivable. The loss of these major customers could have a material impact on our operations and cash flow.

MARKETING AND DISTRIBUTION

A majority of our product sales are distributed to customers directly from our headquarters in Northvale, NJ. Customers place purchase orders with us and products are then shipped via common carrier delivery on an "FOB shipping point" basis. A portion of the sales are accomplished through distributors who place purchase orders with us for certain quantities of our products which are shipped by common carrier to the distributor's respective warehouses. These stocking distributors then ship product to the ultimate customer via common carrier from their inventory of our products. Our contract manufacturing customers place orders with us for certain quantities of their products they desire to have us manufacture, typically providing a deposit with each order. Engineering Services are provided through written agreements with customers both on a fee-for-services basis and a project basis.

MANUFACTURER AND SUPPLIERS

MANUFACTURER

ADM manufactures its electronic and chemical products and SMI and other customers’ electronic products at its facilities located in Northvale, New Jersey.

ADM warranties the products it manufactures for SMI against defects in material and workmanship for a period of 90 days after the completion of manufacture. After such 90-day period, ADM has agreed to provide repair services for the products at its customary hourly repair rate plus the cost of any parts, components or items necessary to repair the products.

Under contract manufacturing agreements, all inventions, patentable or otherwise, trade secrets, discoveries, ideas, writings, technology, know-how, improvements or other advances or findings relating to the entities' products and technologies shall be and become the exclusive proprietary and confidential information of such entity or any person to whom such entity may have assigned rights therein. ADM has no rights in any such proprietary or confidential information and is prohibited from using or disclosing any of such proprietary or confidential information for its own benefit or purposes, or for the benefit or purpose of any other person other than the entity without such entity's prior written consent. ADM has also agreed to cooperate with each entity in securing for it any patents, copyrights, trademarks or the like which it may seek to obtain in connection therewith. If ADM breaches any of the confidentiality agreements contained in the manufacturing agreement, or if these agreements are not sufficient to protect the entity's technology or are found to be unenforceable, the entity's competitors could acquire and use information that it considers to be our trade secrets and the entity may not be able to compete effectively.

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

As a manufacturer of medical devices, ADM is required to comply with quality requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process. In addition, our manufacturing facility is required to be registered as a medical device manufacturing facility with the FDA and is subject to inspection by the FDA. The Company has been registered by the FDA as a Registered Medical Device Establishment since 1988 allowing it to manufacture medical devices in accordance with procedures outlined in FDA regulations, which include quality control and related activities. Such registration is renewable annually and although we do not believe that the registration will fail to be renewed by the FDA, there can be no assurance of such renewal.

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

RESEARCH AND DEVELOPMENT

During our fiscal years ended March 31, 2016 and 2015, research and development expenses with respect to company-sponsored research and development activities were approximately $91,774 and $38,055 respectively, which were incurred in our chemical business. During such fiscal years, we did not expend any funds on customer-sponsored research and development activities with respect thereto.

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

EMPLOYEES

As of March 31, 2016, we had 16 full-time employees and 6 part-time employees. As of such date, we had one salaried employee in an executive or managerial position. We believe our relationship with our employees is good.

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

In general, the patent position of medical device companies is highly uncertain, still evolving and involve complex legal, scientific and factual questions. We are at risk that:

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

As a result, we, as the manufacturer of other parties' devices, are required to comply with QSR requirements and if we fail to comply with these requirements, these other third parties will need to find another company to manufacture its devices. In addition, the Company's manufacturing facility:

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

RISKS RELATED TO OUR COMPANY

At March 31, 2016, we had an accumulated deficit of approximately $31 million. We may incur additional operating losses, as well as negative cash flows from operations, in the future.

We are highly dependent upon certain customers to generate our revenues. For the fiscal year ended March 31, 2016, one customers accounted for 45% of revenue. For the fiscal year ended March 31, 2015, two customers accounted for 38% of revenue. All customer purchases are made through purchase orders and we do not have any long-term contracts with customers. The complete loss of, or significant reduction in business from, or a material adverse change in the financial condition of, any of such customers will cause a material and adverse change in our revenues and operating results.

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

Our executive officer and director, Mr. DiMino, together with members of the DiMino family, and entities affiliated with them may be deemed to beneficially own, in the aggregate, approximately 47% of our outstanding common stock. The interests of our current officer and director shareholder may differ from the interests of our other shareholders. As a result, the current officer and director would have the ability to exercise substantial control over all corporate actions requiring shareholder approval, irrespective of how our other shareholders may vote, including the following actions:

●	the election of directors;
●	adoption of stock option plans;
●	the amendment of charter documents; or
●	the approval of certain mergers and other significant corporate transactions, including a sale of substantially all of our assets.

PENNY STOCK REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY OF OUR SECURITIES.

Our common stock is subject to penny stock rules, which may discourage broker-dealers from effecting transactions in our common stock or affect their ability to sell our securities. As a result, purchasers and current holders of our securities could find it more difficult to sell their securities. Our stock is traded on the Over-the-Counter Bulletin Board (the “OTC Bulletin Board”). Trading volume of OTC Bulletin Board stocks have been historically lower and more volatile then stocks traded on an exchange or the Nasdaq Stock Market. In addition, we may be subject to rules of the SEC that impose additional requirements on broker-dealers when selling penny stocks to persons other than established customers and accredited investors. In general, an accredited investor is a person with assets in excess of $1,000,000 or annual income exceeding $200,000 individually, or $300,000 together with his or her spouse. The relevant SEC regulations generally define penny stocks to include any equity security not traded on an exchange or the Nasdaq Stock Market with a market price (as defined in the regulations) of less than $5 per share. Under the penny stock regulations, a broker-dealer must make a special suitability determination as to the purchaser and must have the purchaser's prior written consent to the transaction. Prior to any transaction in a penny stock covered by these rules, a broker-dealer must deliver a disclosure schedule about the penny stock market prepared by the SEC. Broker-dealers must also make disclosure concerning commissions payable to both the broker-dealer and any registered representative and provide current quotations for the securities. Finally, broker-dealers are required to send monthly statements disclosing recent price information for the penny stock held in an account and information on the limited market in penny stocks.

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

NONE

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET INFORMATION

The Company's common stock trades on the OTCQB Marketplace, operated by OTC Markets Group, Inc. under the symbol "ADMT."

The table below sets forth the high and low bid information for our common stock on the OTCQB Marketplace for the indicated periods and reflects inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions.

Quarter Ended	High Bid	Low Bid

Fiscal 2016
31-Mar-16	$0.17	$0.16
31-Dec-15	$0.17	$0.12
30-Sep-15	$0.22	$0.21
30-Jun-15	$0.17	$0.17

Fiscal 2015
31-Mar-15	$0.21	$0.14
31-Dec-14	$0.25	$0.20
30-Sep-14	$0.13	$0.09
30-Jun-14	$0.06	$0.03

HOLDERS OF RECORD

As of March 31, 2016, 67,008,502 shares of the Company's common stock were issued and outstanding. On March 31, 2016, there were 1,323 shareholders of record.

DIVIDENDS

The Company has never paid any cash dividends on its common stock and has no intention of paying cash dividends in the foreseeable future. The Company intends to retain all earnings, if any, for use in the operation and expansion of its business.

EQUITY COMPENSATION PLAN

As of March 31, 2016, we did not have any compensation plans (including individual compensation arrangements) under which our equity securities were authorized for issuance.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On February 25, 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-2, “Leases” (Topic 842), which is intended to improve financial reporting for lease transactions. This ASU will require organizations that lease assets, such as real estate and manufacturing equipment, to recognize on assets and liabilities on their balance sheet for the rights to use those assets for the lease term and obligations to make lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as finance or operating lease. This ASU will also require disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. These disclosures will include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. This ASU will be effective for public entities beginning the first quarter 2019. We do not believe that this ASU will have a material impact on our financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes, Balance Sheet Classifications of Deferred Taxes.” This amendment simplifies the presentation of deferred taxes by requiring that all deferred tax liabilities and assets now be recorded as noncurrent. This amendment is effective for interim and annual reporting periods beginning after December 15, 2016 with early adoption permissible. The Company will adopt this amendment in April of 2017. This amendment has no material impact on the Company’s results of operation.

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers.” This amendment defers the effective date of implementation to after December 15, 2017.

In July 2015, the FASB issued ASU 2015-11, “Inventory. Simplifying the Measurement of Inventory.” This amendment only applies to entities that use the first-in, first-out (FIFO) or average cost methods of valuing inventory. Entities should now measure inventory at the lower of cost and net realizable value. This amendment aligns measurement of inventory in GAAP with the International Financial Reporting Standards (IFRS). This amendment is effective for annual periods beginning after December 15, 2016 with early adoption permitted. The Company will adopt this amendment in April of 2017. This amendment has no material impact on the Company’s results of operation.

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

BUSINESS OVERVIEW

ADM is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. During the years ended March 31, 2016 and 2015, our operations were conducted through ADM itself and its subsidiary, Sonotron.

We are a technology-based developer and manufacturer of diversified lines of products and services in the following areas: environmentally safe chemical products for industrial, cosmetic and topical uses; electronics for non-invasive medical and other applications; and, research, development, regulatory and engineering services.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2016 AS COMPARED TO MARCH 31, 2015.

For the Year Ended March 31, 2016
	Chemical	Electronics	Engineering	Total
Revenue	$1,412,179	$849,447	$2,251,444	$4,513,070
Cost of Sales	557,941	556,678	801,282	1,915,901
Gross Profit	854,238	292,769	1,450,162	2,597,169
Gross Profit Percentage	60%	34%	64%	57.5%

Operating Expenses	730,387	439,339	1,164,460	2,334,186
Operating Income (Loss)	123,851	(146,570)	285,702	262,983
Other income (expenses)	(515)	(310)	(820)	(1,645)
Income (loss) before benefit from income taxes	$123,336	$(146,880)	$284,882	$261,338

For the Year Ended March 31, 2015
	Chemical	Electronics	Engineering	Total
Revenue	$1,077,946	$839,306	$933,296	$2,850,548
Cost of Sales	538,486	546,780	400,324	1,485,590
Gross Profit	539,460	292,526	532,972	1,364,958
Gross Profit Percentage	50%	35%	57%	48%

Operating Expenses	412,553	345,653	356,803	1,115,009
Operating Income (Loss)	126,907	(53,127)	176,169	249,949
Other income (expenses)	40,271	33,740	34,830	108,841
Income (loss) before benefit from income taxes	$167,178	$(19,387)	$210,999	$358,790

Variance
	Chemical	Electronics	Engineering	Total
Revenue	$334,233	$10,141	$1,318,148	$1,662,522
Cost of Sales	19,455	9,898	400,958	430,311
Gross Profit	314,778	243	917,190	1,232,211
Gross Profit Percentage	10%	0%	7%	10%

Operating Expenses	317,834	93,686	807,657	1,219,177
Operating Income (Loss)	(3,056)	(93,443)	109,533	13,034
Other income (expenses)	(40,786)	(34,050)	(35,650)	(110,486)
Income (loss) before benefit from income taxes	$(43,842)	$(127,493)	$73,883	$(97,452)

REVENUES AND GROSS MARGINS

Revenues increased $1,662,522, or 58% from the prior year, which resulted from increases of $1,318,148 in the engineering segment, $10,141 in the electronics segment and $334,233 in the chemical segment. The increases in the chemical division and electronics division resulted from an increased customer base. The increase in engineering services was primarily the result of several projects for one customer.

The decrease in gross profit in the electronic segment and increase in gross profit in the chemical segment resulted from changes in the mix of products sold.

The increase in gross profit in the engineering segment resulted from better utilization of labor due to the increased revenue from new projects for one customer.

OPERATING INCOME (LOSS)

Income from operations for the years ended March 31, 2016 and 2015 was $262,983 and $249,949 respectively, an increase of $13,034 or 5%.

Selling, general and administrative expenses increased by $566,410, or 53%, from $1,073,342 to $1,639,752, mainly due to increased royalties and commissions of $80,801, and increased salaries and wages of $61,636, increased contract services of $223,460, increased professional fees of $32,525, increased computer expenses of $54,229, increased insurance expenses of $38,582, and increased bad debt of $45,165.

NET INCOME AND NET LOSS PER SHARE

Net income for the fiscal years ended March 31, 2016 and 2015 was $1,118,338 or $0.02 per share and $358,790 or $0.01 per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2016, we had cash and cash equivalents of $1,398,848 as compared to $216,395 at March 31, 2015. The increase of $1,182,453 was primarily the result of cash provided in operations in the amount of $935,211 and cash provided by financing activities of $275,000 offset by cash used by investing activities of $27,758. We expect to have enough cash to fund operations for the next twelve months. Our note payable to Kearny Federal Savings Bank of $96,966 on March 31, 2016, is secured and collateralized by restricted cash of $233,050. This note bears an interest rate of 2% above the rate for the savings account. The interest rate at March 31, 2016 was 2.15% per annum and is payable on demand.

Future Sources of Liquidity:

We expect our primary source of cash during fiscal 2017 to be net cash provided by operating activities. We expect that growth in profitable revenues and continued focus on new customers will enable us to continue to generate cash flows from operating activities.

If we do not generate sufficient cash from operations, face unanticipated cash needs or do not otherwise have sufficient cash, we may need to consider the sale of certain intellectual property which does not support the Company’s operations. In addition, we have the ability to reduce certain expenses depending on the level of business operation.

Based on current expectations, we believe that our existing cash of $1,398,848 as of March 31, 2016 and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

OPERATING ACTIVITIES

Net cash provided by operating activities was $935,211 for the fiscal year ended March 31, 2016. Cash provided during the year ended March 31, 2016 was primarily due to a net income of $1,118,338, stock based compensation of $598,699, deferred income taxes of $857,000 and a decrease in operating liabilities of $89,092, depreciation and amortization of $5,015 offset by a decrease in net operating assets of $18,931.

Net cash provided by operating activities was $149,524 for the fiscal year ended March 31, 2015. Cash provided during the year ended March 31, 2015 was primarily due to net income of $358,790, and an increase in operating liabilities of $167,423, depreciation and amortization of $5,018, bad debts of $22,000, a forgiveness of the note receivable of $62,900 offset by a decrease in net operating assets of $474,813.

INVESTING ACTIVITIES

For the fiscal year ended March 31, 2016, net cash used by investing activities was $27,758. The primary decrease in cash was from payments in the amount of $525 for restricted cash and $27,233 for the purchase of equipment.

For the fiscal year ended March 31, 2015, net cash used by investing activities was $1,261. The primary decrease in cash was from an investment in Angiodroid in the amount of $1,000 and by payments in the amount of $261 for restricted cash.

FINANCING ACTIVITIES

For the fiscal year ended March 31, 2016, net cash provided by financing activities was $300,000 from the sale of 2,069,965 shares of ADM $.0005 par value common stock offset by cash used by financing activities of $25,000 for bank loan repayment.

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

MARCH 31, 2016

I N D E X

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of ADM Tronics Unlimited, Inc.

Northvale, New Jersey

We have audited the accompanying consolidated balance sheets of ADM Tronics Unlimited, Inc. and subsidiary as of March 31, 2016 and 2015, and the related consolidated statements of income, changes in stockholders’ equity (deficiency), and cash flows for each of the years in the two-year period ended March 31, 2016. ADM Tronics Unlimited, Inc. and subsidiary’s management is responsible for these financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ADM Tronics Unlimited, Inc. and its subsidiary as of March 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Raich Ende Malter & Co. LLP

Melville, New York

July 13, 2016

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2016	2015
ASSETS

Current assets:
Cash and cash equivalents	$1,398,848	$216,395
Accounts receivable, net of allowance for doubtful accounts of $25,000 for each period	588,875	616,070
Inventories	216,108	137,704
Prepaid expenses and other current assets	18,419	16,595
Restricted cash	233,050	232,525
Deferred tax asset	410,000	-

Total current assets	2,865,300	1,219,289

Property and equipment, net of accumulated depreciation of $77,690 and $74,070, respectively	26,859	3,246

Inventories - long-term portion	52,657	88,257
Intangible assets, net of accumulated amortization of $155,062 and $153,667, respectively	13,086	14,481
Other assets	17,644	16,144
Deferred tax asset	447,000	-
Total other assets	557,246	122,128

Total assets	$3,422,546	$1,341,417

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Note payable - bank	$96,966	$121,966
Accounts payable	276,171	329,291
Accrued expenses and other current liabilities	331,231	221,106
Customer deposits	108,342	99,102
Due to shareholder	246,696	223,849
Total current liabilities	1,059,406	995,314

Total liabilities	1,059,406	995,314

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 authorized, 67,008,502 and 64,939,537 shares issued and outstanding at March 31, 2016 and March 31, 2015, respectively	33,504	32,470
Additional paid-in capital	33,195,759	32,298,094
Accumulated deficit	(30,866,123)	(31,984,461)
Total stockholders' equity	2,363,140	346,103

Total liabilities and stockholders' equity	$3,422,546	$1,341,417

The accompanying notes are an integral part of these

consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

	2016	2015

Net revenues	$4,513,070	$2,850,548

Cost of sales (inclusive of depreciation and amortization of $1,054 and $1,406, respectively)	1,915,901	1,485,590

Gross Profit	2,597,169	1,364,958

Operating expenses:
Research and development	91,774	38,055
Selling, general and administrative	1,639,752	1,073,342
Stock based compensation	598,699	-
Depreciation and amortization	3,961	3,612

Total operating expenses	2,334,186	1,115,009

Income from operations	262,983	249,949

Other income (expense):
Interest income	4,414	301
Interest expense	(6,059)	(6,234)
Gain on settlement - Wellington	-	114,774
Total other income	(1,645)	108,841

Income before provision for income taxes	261,338	358,790
Benefit for income taxes - deferred	857,000	-

Net income	$1,118,338	$358,790

Basic and diluted net income per common share:	$0.02	$0.01

Weighted average shares of common stock outstanding - basic	66,284,930	64,939,537

Weighted average shares of common stock outstanding - diluted	66,821,772	65,539,537

The accompanying notes are an integral part of these

consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

	Common Stock	Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2014	64,939,537	$32,470	$32,298,094	$(32,343,251)	$(12,687)

Net income				358,790	358,790

Balance at March 31, 2015	64,939,537	$32,470	$32,298,094	$(31,984,461)	$346,103

Net income				1,118,338	1,118,338

Stock based compensation			598,699		598,699

Advanced Plasma Therapies stock purchase	2,068,955	1,034	298,966		300,000

Balance at March 31, 2016	67,008,492	$33,504	$33,195,759	$(30,866,123)	$2,363,140

The accompanying notes are an integral part of these

consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2016 AND 2015

	2016	2015
Cash flows from operating activities:
Net income	$1,118,338	$358,790
Adjustments to reconcile net income to net cash provided by in operating activities:
Stock based compensation	598,699	-
Depreciation and amortization	5,015	5,018
Bad debt	-	22,000
Write-off of inventories	66,790	8,206
Forgiveness of note receivable - Wellington	-	62,900
Deferred income tax	(857,000)	-
Increase (decrease) in cash flows as a result of changes in net assets and liabilities balances:
Accounts receivable	27,195	(367,032)
Inventories	(109,594)	(101,429)
Prepaid expenses and other current assets	(3,324)	(5,972)
Other assets	-	(380)
Accounts payable	(53,120)	121,043
Customer deposit	9,240	74,332
Accrued expenses and other current liabilities	110,125	(91,795)
Due to shareholder	22,847	63,843
Net cash provided by operating activities	935,211	149,524

Cash flows from investing activities:
Investment in Angiodroid	-	(1,000)
Purchase of equipment	(27,233)	-
Restricted cash	(525)	(261)
Net cash used in investing activities	(27,758)	(1,261)

Cash flows provided (used) in financing activities:
Repayments on note payable - Bank	(25,000)	(15,024)
Sale of common stock	300,000	-

Net cash provided by (used) in financing activities	275,000	(15,024)

Net increase in cash and cash equivalents	1,182,453	133,239

Cash and cash equivalents - beginning of year	216,395	83,156

Cash and cash equivalents - end of year	$1,398,848	$216,395

Cash paid for:
Interest	$2,599	$2,797

The accompanying notes are an integral part of these

consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016 AND 2015

NOTE 1 – NATURE OF BUSINESS

ADM Tronics Unlimited, Inc. ("we", "us", "the Company" or "ADM"), was incorporated under the laws of the state of Delaware on November 24, 1969. We are a manufacturing and engineering concern whose principal lines of business are the design, manufacture and sale of electronics of our own products or on a contract manufacturing basis; the production and sale of chemical and antistatic products; and, research, development and engineering services.

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

 REVENUE RECOGNITION

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser. We offer a limited 90-day warranty on our electronics products and a limited 5-year warranty on our electronic controllers for spas and hot tubs. We have no other post shipment obligations. Based on prior experience, no amounts have been accrued for potential warranty costs and actual costs were less than $2,000, for each of the fiscal years ended March 31, 2016 and 2015. For contract manufacturing, revenues are recognized after shipment of the completed products.

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

WARRANTY LIABILITIES

The Company’s provision for estimated future warranty costs is based upon historical relationship of warranty claims to sales. Based upon historical experience, the Company has concluded that no warranty liability is required as of the consolidated balance sheet dates. However, the Company periodically reviews the adequacy of its product warranties and will record an accrued warranty reserve if necessary.

RESTRICTED CASH

Restricted cash represents funds on deposit with a financial institution that secures the bank note payable.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to $32,124 and $21,564 for the fiscal years ended March 31, 2016 and 2015, respectively.

SHIPPING AND HANDLING COSTS

Shipping and handling costs incurred for the years ended March 31, 2016 and 2015 were approximately $11,831 and $19,894, respectively. Such costs are included in selling, general, and administrative expenses in the accompanying consolidated statements of income.

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

Jurisdiction	Fiscal Year
Federal	2012 and beyond
New Jersey	2011 and beyond

There are currently no tax years under examination by any major tax jurisdictions.

The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 31, 2016 and 2015, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Per share basic and diluted net income amounted to $0.02 and $0.01 for the fiscal years ended March 31, 2016 and 2015, respectively.

RECLASSIFICATION

Certain items in the prior financial statements have been reclassified to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

On February 25, 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-2, “Leases” (Topic 842), which is intended to improve financial reporting for lease transactions. This ASU will require organizations that lease assets, such as real estate and manufacturing equipment, to recognize on assets and liabilities on their balance sheet for the rights to use those assets for the lease term and obligations to make lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as finance or operating lease. This ASU will also require disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. These disclosures will include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. This ASU will be effective for public entities beginning the first quarter 2019. We do not believe that this ASU will have a material impact on our financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes, Balance Sheet Classifications of Deferred Taxes.” This amendment simplifies the presentation of deferred taxes by requiring that all deferred tax liabilities and assets now be recorded as noncurrent. This amendment is effective for interim and annual reporting periods beginning after December 15, 2016 with early adoption permissible. The Company will adopt this amendment in April of 2017. This amendment has no material impact on the Company’s results of operation.

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers.” This amendment defers the effective date of implementation to after December 15, 2017.

In July 2015, the FASB issued ASU 2015-11, “Inventory. Simplifying the Measurement of Inventory.” This amendment only applies to entities that use the first-in, first-out (FIFO) or average cost methods of valuing inventory. Entities should now measure inventory at the lower of cost and net realizable value. This amendment aligns measurement of inventory in GAAP with the International Financial Reporting Standards (IFRS). This amendment is effective for annual periods beginning after December 15, 2016 with early adoption permitted. The Company will adopt this amendment in April of 2017. This amendment has no material impact on the Company’s results of operation.

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

NOTE 3 - INVENTORIES

Inventory at March 31, 2016 consisted of the following:

	Current	Long Term	Total
Raw materials	$187,333	$51,939	$239,272
Finished Goods	28,775	718	29,493
	$216,108	$52,657	$268,765

Inventory at March 31, 2015 consisted of the following:

	Current	Long Term	Total
Raw materials	$95,702	$87,638	$183,340
Finished Goods	42,002	619	42,621
	$137,704	$88,257	$225,961

The Company values its inventories at the first in, first out ("FIFO") method at the lower of cost or market.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2016 and 2015 consisted of the following:

	2016	2015
Computer equipment	$13,364	$13,364
Machinery and equipment	87,435	60,202
Leasehold improvements	3,750	3,750
	104,549	77,316

Accumulated depreciation	(77,690)	(74,070)

Property and equipment, net	$26,859	$3,246

Depreciation expense related to property and equipment amounted to $3,620 and $3,128 for the years ended March 31, 2016 and 2015, respectively.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets are being amortized using the straight line method over periods ranging from 3-15 years with a weighted average remaining life of approximately 4.9 years.

	March 31, 2016				March 31, 2015
	Cost	Weighted Average Amortization Period (in years)	Accumulated Amortization	Net Carrying Amount	Cost	Weighted Average Amortization Period (in years)	Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$82,702	15	$(69,616)	$13,086	$82,702	15	$(68,221)	$14,481
Formulas	25,446	15	(25,446)	-	25,446	15	(25,446)	-
Non-Compete Agreement	50,000	7	(50,000)	-	50,000	7	(50,000)	-
Customer List	10,000	3	(10,000)	-	10,000	3	(10,000)	-
	$168,148		$(155,062)	$13,086	$168,148		$(153,667)	$14,481

Amortization expense was $1,395 and $1,890 for the twelve months ended March 31, 2016 and 2015, respectively.

Estimated aggregate future amortization expense related to intangible assets is as follows:

For the fiscal years ended March 31,:
2017	$1,396
2018	1,396
2019	1,396
2020	1,396
2021	1,396
Thereafter	6,106
$13,086

NOTE 6 – NOTE PAYABLE, BANK

On August 21, 2008, the Company entered into a note payable with a commercial bank in the amount of $200,000. This note bears interest at a rate of 2% above the interest rate for the Company’s savings account at this bank. Interest rates at March 31, 2016 and 2015 were 2.15% for each year. The note is secured by cash on deposit with the institution, which is classified as restricted cash. Amounts outstanding under the note are payable on demand, and interest is payable monthly.

NOTE 7 – CONCENTRATIONS

During the year ended March 31, 2016, one customers accounted for 45% of our net revenues. As of March 31, 2016, one customer accounted for 43% of our accounts receivable.

During the year ended March 31, 2015, two customers accounted for 38% of our net revenues. As of March 31, 2015, one customer accounted for 43% of our accounts receivable.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Revenues from foreign customers represented $374,130 of net revenue or 8.3%. Revenues from foreign customers represented $305,449 of net revenue or 10.5% for the year ended March 31, 2015.

NOTE 8 - SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Electronics	Engineering	Total
Year ended March 31, 2016
Revenue from external customers	$1,412,179	$849,447	$2,251,444	$4,513,070
Segment operating income (loss)	$123,851	$(146,570)	$285,702	$262,983

Year ended March 31, 2015
Revenue from external customers	$1,077,946	$839,306	$933,296	$2,850,548
Segment operating income (loss)	$126,907	$(53,127)	$176,169	$249,949

Total assets at March 31, 2016	$1,070,944	$644,189	$1,707,413	$3,422,546

Total assets at March 31, 2015	$509,738	$389,011	$442,868	$1,341,417

NOTE 9 - INCOME TAXES

At March 31, 2016, the Company had federal and state net operating loss carry-forwards, (NOL’s) of approximately $3,517,000, which are due to expire through fiscal 2033. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Ultimate utilization of such NOL’s and credits is dependent upon the Company’s ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs.

Significant components of deferred tax assets and liabilities are as follows as of March 31, 2016 and 2015:

	2016	2015

Deferred tax assets (liabilities):
Net operating loss carry-forward	$1,407,000	$1,718,000
Stock based compensation	239,000	-
Other	11,000	11,000
Deferred tax assets	1,657,000	1,729,000
Valuation allowance	(806,000)	(1,729,000)

Deferred tax asset, net	$851,000	-

The provision for income taxes at March 31, 2016 and 2015 differs from that amount using the statutory federal income tax rate as follows:

	2016	2015

Statutory federal income tax rate	34%	34%
State income taxes, net of federal taxes	6	6
Valuation allowance	(40)	(40)
Effective income tax rate	0%	0%

NOTE 10 - COMMITMENTS AND CONTINGENCIES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2019. The Company’s future minimum lease commitment at March 31, 2016 is as follows:

For the twelve-month period ended March 31,	Amount
2017	$104,625
2018	104,625
2019	26,156
$235,406

Rent and real estate tax expense for all facilities for the years ended March 31, 2016 and 2015 was approximately $112,000 and $126,000, respectively.

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

●

Effective October 1, 2013, the monthly amount paid by IHS for these services was $3,000 plus additional amounts for individual projects requested from time to time by IHS. Pursuant to this agreement, revenues from engineering services to IHS for the year ended March 31, 2016 and 2015 were $36,000 and $36,300, respectively.

NOTE 11 – OPTIONS OUTSTANDING

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

The following table summarizes information on all common share purchase options issued by us as of March 31, 2016 and 2015.

	2016		2015
	# of Shares	Weighted Average Exercise Price	# of Shares	Weighted Average Exercise Price

Outstanding, beginning of year	600,000	$0.01	600,000	$0.01

Issued	3,000,000	$0.20	-	$-

Exercised	-	$-	-	$-

Expired	(600,000)	$(0.01)	-	$-

Outstanding, end of year	3,000,000	$0.20	600,000	$0.01

Exercisable, end of year	3,000,000	$0.20	600,000	$0.01

NOTE 12 - LEGAL PROCEEDINGS

None

NOTE 13 – SUBSEQUENT EVENTS

We evaluated all subsequent events from the date of the consolidated balance sheet through the issuance date of this report and determined that there are no events or transactions occurring during the subsequent event reporting period which require recognition or disclosure in the consolidated financial statements.

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

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation as of March 31, 2016, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective.

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

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting as of March 31, 2016, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its assessment, management has concluded that our internal control over financial reporting was not effective as of March 31, 2016.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

The determination that our disclosure controls and procedures were not effective as of March 31, 2016 are a result of:

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

The Company believes that the financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of March 31, 2016 and 2015 and the related consolidated statements of income, stockholders’ equity (deficiency), and cash flows for the years ended March 31, 2016 and 2015, in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth the name, position and age of the Company's sole executive officer and director. The Company's director serves until the next annual meeting of stockholders or until no successors is elected and qualified. Officers are elected by the board of directors and their terms of offices are, except to the extent governed by employment contracts, at the discretion of the board of directors.

Name	Age	Position
Andre' DiMino	60	President, Chief Executive Officer
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

DIRECTOR INDEPENDENCE

We currently do not have any independent directors.

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

ITEM 11. EXECUTIVE COMPENSATION

Name and Principal Position	Year	Salary	Bonus	Option	Other	Total
				Awards	Compensation
Andre' DiMino, Chief Executive Officer	2016	$131,328	$13,132	-	$-	$144,460

	2015	$137,500	$-	-	$-	$137,500

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

STOCKHOLDER MATTERS:

The following table sets forth information regarding ownership of shares of Company’s common stock, as of June 30, 2016, by (i) each person known to ADM to be the owner of 5% or more of ADM’s common stock (ii) each director and director nominee of ADM, (iii) the Named Officer, and (iv) all directors and officers of ADM as a group. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of the Company’s common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of any shares of Common Stock over which he or she has or shares, directly or indirectly, voting or investment power; or of which he or she has the right to acquire beneficial ownership at any time within 60 days after June 30, 2016. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. Common Stock beneficially owned and percentage ownership is based on 67,008,502 shares of Common Stock outstanding as of June 30, 2016.

Name and Address	Number of Shares Beneficially Owned		Percentage

Andre' DiMino	25,880,883	(1)	39%
c/o ADM Tronics Unlimited, Inc.
224 Pegasus Avenue
Northvale, NJ 07647

Eugene Stricker	4,188,700	(2)	6%
c/o Fifth Avenue Venture Capital Partners
42 Barrett Road
Lawrence, NY 11559

All Executive Officers and Directors as a group	25,880,883	(3)	39%

(1) Includes 18,691,223 shares of the Company’s common stock directly owned by Andre’ DiMino; 960 shares owned by Jenny DiMino, the spouse of Andre’ DiMino; 4,188,700 and 3,000,000 shares of the Company’s common stock held by Eugene Stricker, of which Andre’ DiMino may be deemed to be a beneficial owner by reason of his power to vote such shares pursuant to an agreement.

(2) Andre’ DiMino may be deemed to be a beneficial owner of such shares by reason of his power to vote such shares pursuant to an agreement. Reference is also made to Footnote No. 1.

(3) Reference is made to Footnote Nos. 1 and 2.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Voting Agreement

Andre' DiMino has a voting agreement with respect to 3,000,000 shares of the Company's common stock held by Eugene Stricker,

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by Raich Ende Malter & Co. LLP ("Raich") for the audit of the Company's annual consolidated financial statements for the fiscal years ended March 31, 2016 and 2015, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the fiscal years ended March 31, 2016 and 2015, were approximately $69,000 for each year.

AUDIT-RELATED FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2016 and 2015 for assurance and related services by Raich that are reasonably related to the performance of the audit or review of the Company's financial statements and not reported above under “Audit Fees” were $0 for each year.

TAX FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2016 and 2015 for professional services rendered by Raich for tax compliance, tax advice and tax planning were $10,000 for each year.

ALL OTHER FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2016 and March 31, 2015 for products and services provided by Raich other than the services reported above under “Audit Fees”, “Audit Related Fees” and “Tax Fees” were $0.

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

10.8*	Master Services Agreement dated February 12, 2010 by and between ADM Tronics Unlimited Inc. and Ivivi Health Sciences LLC.

* Filed as an exhibit to the Company's annual report on Form 10K, as filed with the SEC on June 29, 2010, and incorporated herein by this reference.

14.1	Code of Ethics is incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 2005.
21.1	Subsidiaries of the Company.
31.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation

** XBRL information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of July, 2016.

ADM TRONICS UNLIMITED, INC.

By:	/s/ Andre' DiMino
Andre' Di Mino
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

		Title	Date

/s/	Andre' DiMino	Chief Executive Officer (Principal	July 13, 2016
	Andre' DiMino	Executive Officer, Principal
Financial Officer and Principal
Accounting Officer) and Director