Form 10-Q
period 2016-06-30
ADM TRONICS UNLIMITED, INC.
filed 2016-08-22
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

67,008,502 shares of Common Stock, $.0005 par value, as of August 22, 2016.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2016	2016
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$1,725,217	$1,398,848
Accounts receivable, net of allowance for doubtful accounts of $25,000 for each period	684,635	588,875
Inventories	310,503	216,108
Prepaid expenses and other current assets	28,136	18,419
Restricted cash	233,137	233,050
Deferred tax asset	410,000	410,000

Total current assets	3,391,628	2,865,300

Property and equipment, net of accumulated depreciation of $79,751 and $77,690, respectively	29,768	26,859

Inventories - long-term portion	38,974	52,657
Intangible assets, net of accumulated amortization of $155,410 and $155,062, respectively	12,737	13,086
Other assets	17,644	17,644
Deferred tax asset	447,000	447,000
Total other assets	546,123	557,246

Total assets	$3,937,751	$3,422,546

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Note payable - bank	$90,966	$96,966
Accounts payable	197,472	276,171
Accrued expenses and other current liabilities	395,649	331,231
Customer deposits	108,342	108,342
Due to shareholder	260,952	246,696
Total current liabilities	1,053,381	1,059,406

Total liabilities	1,053,381	1,059,406

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 authorized, 67,008,502 shares issued and outstanding at June 30, 2016 and March 31, 2016.	33,504	33,504
Additional paid-in capital	33,195,759	33,195,759
Accumulated deficit	(30,344,893)	(30,866,123)
Total stockholders' equity	2,884,370	2,363,140

Total liabilities and stockholders' equity	$3,937,751	$3,422,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

	2016	2015

Net revenues	$1,377,431	$1,055,928

Cost of sales	459,927	300,873

Gross Profit	917,504	755,055

Operating expenses:
Research and development	20,401	24,689
Selling, general, and administrative	374,607	295,221
Depreciation and amortization	1,452	597

Total operating expenses	396,460	320,507

Income from operations	521,044	434,548

Other income (expense):
Interest income	698	321
Interest expense	(512)	(641)
Total other income (expense)	186	(320)

Net income	$521,230	$434,228

Basic and diluted net income per common share:	$0.01	$0.01

Weighted average shares of common stock outstanding - basic	67,008,502	64,939,537

Weighted average shares of common stock outstanding - diluted	67,008,502	65,539,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2016 AND 2015

(Unaudited)

	2016	2015
Cash flows from operating activities:
Net income	$521,230	$434,228
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,410	800
Increase (decrease) in cash flows as a result of changes in assets and liabilities balances:
Accounts receivable	(95,760)	(134,733)
Inventories	(80,712)	(25,736)
Prepaid expenses and other current assets	(9,717)	(12,818)
Accounts payable	(78,699)	(156,075)
Accrued expenses and other current liabilities	64,418	45,734
Due to shareholder	14,256	9,992
Net cash provided by operating activities	337,426	161,392

Cash flows from investing activities:
Purchase of equipment	(4,970)	-
Restricted cash	(87)	(261)
Net cash used in investing activities	(5,057)	(261)

Cash flows from financing activities:
Repayments on note payable - Bank	(6,000)	(7,000)

Net cash used in financing activities	(6,000)	(7,000)

Net increase in cash and cash equivalents	326,369	154,131

Cash and cash equivalents - beginning of year	1,398,848	216,395

Cash and cash equivalents - end of year	$1,725,217	$370,526

Cash paid for:
Interest	$512	$641

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2016 AND 2015

NOTE 1 - NATURE OF BUSINESS

ADM Tronics Unlimited, Inc. ("we", "us", the “Company" or "ADM"), was incorporated under the laws of the state of Delaware on November 24, 1969. We are a technology-based developer and manufacturer of diversified lines of products and derive revenues from the production and sale of electronics for medical devices and other applications; environmentally safe chemical products for industrial, medical and cosmetic uses; and, research, development, regulatory and engineering services.

The accompanying condensed consolidated financial statements as of June 30, 2016 (unaudited) and March 31, 2016 and for the three months ended June 30, 2016 and 2015 (unaudited) have been prepared by ADM pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the condensed financial position and operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended March 31, 2016 as disclosed in our annual report on Form 10-K for that year. The operating results and cash flows for three months ended June 30, 2016 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending March 31, 2017.

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

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser. We offer a limited 90-day warranty on our electronics products and a limited 5-year warranty on our electronic controllers for spas and hot tubs. We have no other post shipment obligations. Based on prior experience, no amounts have been accrued for potential warranty costs and actual costs were less than $2,000, for each of the three months ended June 30, 2016 and 2015. For contract manufacturing, revenues are recognized after shipment of the completed products.

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

Per share basic and diluted net income amounted to $0.01 and $0.01 for the three months ended June 30, 2016 and 2015, respectively. There were 3,000,000 and 600,000 common stock equivalents at June 30, 2016 and 2015, respectively.

RECLASSIFICATION

Certain items in the prior financial statements have been reclassified to conform to the current period presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 3 - INVENTORIES

Inventories at June 30, 2016 consisted of the following:

	Current	Long Term	Total
Raw materials	$291,644	$38,364	$330,008
Finished Goods	18,859	610	19,469
	$310,503	$38,974	$349,477

Inventories at March 31, 2016 consisted of the following:

	Current	Long Term	Total
Raw materials	$187,333	$51,939	$239,272
Finished Goods	28,775	718	29,493
	$216,108	$52,657	$268,765

The Company values its inventories at the first in, first out ("FIFO") method at the lower of cost or market.

NOTE 4 – CONCENTRATIONS

During the three-month period ended June 30, 2016, one customer accounted for 57% of our revenue and two customers accounted for approximately 52% of our accounts receivable as of June 30, 2016.

During the three-month period ended June 30, 2015, one customer accounted for 46% of our revenue and approximately 48% of our accounts receivable as of June 30, 2015.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Revenues from foreign customers represented $88,849 of net revenue or 6.4% for the three months ended June 30, 2016 and $101,313 of net revenue or 9.6% for the three months ended June 30, 2015.

As of June 30, 2016 and 2015, accounts receivable included $5,029 and $50,637, respectively, from foreign customers.

NOTE 5 - SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Electronics	Engineering	Total
Three months ended June 30, 2016
Revenue from external customers	$291,484	$566,623	$519,324	$1,377,431
Segment operating income (loss)	$(1,175)	$280,574	$241,645	$521,044

Three months ended June 30, 2015
Revenue from external customers	$365,944	$175,229	$514,755	$1,055,928
Segment operating income	$200,900	$15,668	$217,980	$434,548

Total assets at June 30, 2016	$833,283	$1,619,845	$1,484,623	$3,937,751

Total assets at March 31, 2016	$1,070,944	$644,189	$1,707,413	$3,422,546

NOTE 6 - OPTIONS OUTSTANDING

On September 2, 2015, ADM granted an additional 3,000,000 stock options to employees at an exercise price of $0.20 per option and with a term of three years. The options were valued at $598,699 using the Black Scholes option pricing model with the following assumptions: risk free interest rate of 2.03%, volatility of 353%, estimated useful life of 3 years and dividend rate of 0%.

The following table summarizes information on all common share purchase options issued by us as of June 30, 2016 and 2015.

	2016		2015
	# of Shares	Weighted Average Exercise Price	# of Shares	Weighted Average Exercise Price

Outstanding, beginning of year	3,000,000	$0.20	600,000	$0.01

Issued	-	$-	-	$-

Exercised	-	$-	-	$-

Expired	-	$-	-	$-

Outstanding, end of period	3,000,000	$0.20	600,000	$0.01

Exercisable, end of period	3,000,000	$0.20	600,000	$0.01

 NOTE 7 - COMMITMENTS AND CONTINGENCIES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2019. The Company’s future minimum lease commitment at June 30, 2016 is as follows:

For the twelve-month period ended June 30,	Amount
2017	$104,625
2018	104,625
$209,250

Rent and real estate tax expense for all facilities for the three months ended June 30, 2016 and 2015 was approximately $32,000 for each period.

NOTE 8 - INCOME TAXES

At June 30, 2016, the Company had federal and state net operating loss carry-forwards ("NOL")'s of approximately $2,995,000, which are due to expire through fiscal 2034. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Ultimate utilization of such NOL's and credits is dependent upon the Company's ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs.

Due to the uncertainty related to future taxable income, the Company provides a partial valuation allowance for the deferred tax benefit resulting from the NOL's and depreciation and amortization. During the three months ended June 30, 2016, the Company utilized approximately $520,000 in net operating losses and expects to utilize $2,100,000 before expiration. For the three months ended June 30, 2016, the $209,000 reduction in deferred income taxes was offset by a similar reduction in the valuation allowance.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "forecasts", "projects", or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-Q to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Item. 1 Description of Business – Risk Factors" and elsewhere in or incorporated by reference into our Annual Report on Form 10-K for the year ended March 31, 2016.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30 2016 AS COMPARED TO JUNE 30, 2015

For the three months ended June 30, 2016
	Chemical	Electronics	Engineering	Total
Revenue	$291,484	$566,623	$519,324	$1,377,431
Cost of Sales	208,763	122,962	128,202	459,927
Gross Profit	82,721	443,661	391,122	917,504
Gross Profit Percentage	28%	78%	75%	67%

Operating Expenses	83,896	163,087	149,477	396,460
Operating Income (Loss)	(1,175)	280,574	241,645	521,044
Other income (expenses)	39	77	70	186
Income (loss) before benefit from income taxes	$(1,136)	$280,651	$241,715	$521,230

For the three months ended June 30, 2015
	Chemical	Electronics	Engineering	Total
Revenue	$365,944	$175,229	$514,755	$1,055,928
Cost of Sales	53,949	106,350	140,574	300,873
Gross Profit	311,995	68,879	374,181	755,055
Gross Profit Percentage	85%	39%	73%	72%

Operating Expenses	111,073	53,203	156,231	320,507
Operating Income	200,922	15,676	217,950	434,548
Other income (expenses)	(154)	(54)	(112)	(320)
Income before benefit from income taxes	$200,768	$15,622	$217,838	$434,228

Variance
	Chemical	Electronics	Engineering	Total
Revenue	$(74,460)	$391,394	$4,569	$321,503
Cost of Sales	154,815	16,611	(12,372)	159,054
Gross Profit	(229,275)	374,783	16,941	162,449
Gross Profit Percentage	-57%	39%	3%	-5%

Operating Expenses	(27,178)	109,884	(6,754)	75,952
Operating Income (Loss)	(202,097)	264,899	23,695	86,497
Other income (expenses)	150	130	226	506
Income (loss) before benefit from income taxes	$(201,947)	$265,029	$23,921	$87,003

Revenues for the three months ended June 30, 2016 increased by $321,503, or 30% due to an increase in engineering revenue of $4,569 and an increase in electronics revenue of $391,394 offset with a decrease in sales in our chemical division of $74,460. The increase in the electronics division is primarily the result of increased sales volume from one customer. The decrease in the chemical division is primarily the result of decreased sales volume from one customer.

Gross profit for the three months ended June 30, 2016 increased by $162,449. The increase in gross profit in the electronics and engineering segments for the three months ended June 30, 2016 resulted from changes in the mix of products sold, as well as increased sales volume. The decrease in gross profit in the chemical segment resulted from lower sales for the quarter.

We are highly dependent upon certain customers. During the three months ended June 30, 2016 one customer accounted for 57% of our revenue. During the three months ended June 30, 2015, one customer accounted for 46% of our revenue. The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results.

Income from operations for the three months ended June 30, 2016 increased by $86,497. Selling, general, and administrative expenses increased by $79,386 or 27%, from $295,221 to $374,607 mainly due to the following increases: $45,892 in professional fees and $50,039 in contract services. The increases were partially offset by a $35,797 decrease in royalties and commissions.

Interest income increased $377 to $698 in the three months ended June 20, 2016, from $321 in the three months ended June 30, 2015 due to increased funds invested in a money market account.

The foregoing resulted in net income for the three months ended June 30, 2016 of $521,230, or $0.01 per share, compared to net income for the three months ended June 30, 2015 of $434,228 or $0.01 per share.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2016, we had cash and cash equivalents of $1,725,217 as compared to $1,398,848 at March 31, 2016. The $326,369 increase was primarily the result of cash provided in operations during the three-month period in the amount of $337,426 offset by cash used in financing activities in the amount of $6,000 and cash used in investing activities of $5,057. Our cash will continue to be used for increased marketing costs, and the related administrative expenses, in order to attempt to increase our revenue.  We expect to have enough cash to fund operations for the next twelve months. Our note payable of $90,966 at June 30, 2016, is secured and collateralized by restricted cash of $233,137. This note bears an interest rate of 2% above the rate of the savings account. The interest rate at June 30, 2016 was 2.15% and is payable upon demand.

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

Based on current expectations, we believe that our existing cash of $1,725,217 as of June 30, 2016 and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash provided by operating activities was $337,426 for the three months ended June 30, 2016, as compared to net cash provided by operating activities of $161,392 for the three months ended June 30, 2015.  The cash provided during the three months ended June 30, 2016 was primarily due to net income of $521,230 offset by increases net operating assets of $186,189.

INVESTING ACTIVITIES

Cash was used in investing activities in the amount of $5,057 consisting of deposits in the restricted cash account in the amount of $87 and the purchase of equipment of $4,970.

FINANCING ACTIVITIES

For the three months ended June 30, 2016 and 2015, net cash used in in financing activities were $6,000 and $7,000, respectively. For the three months ended June 30, 2016 and 2015, cash was used for repayments on a note from a commercial bank to facilitate our acquisition of Action Industries Unlimited, Inc. (AIU).

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Ru1e 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended June 30, 2016, there were no changes in the Company's internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

The determination that our disclosure controls and procedures were not effective as of June 30, 2016 are a result of:

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

The Company believes that the financial statements fairly present, in all material respects, the Company’s condensed consolidated balance sheets as of June 30, 2016 and March 31, 2016 and the related condensed consolidated statements of operations, and cash flows for the three months ended June 30, 2016 and 2015, in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

NONE

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended March 31, 2016.

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
August 22, 2016