Form 10-Q
period 2016-09-30
ADM TRONICS UNLIMITED, INC.
filed 2016-11-17
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

67,008,502 shares of Common Stock, $.0005 par value, as of November 17, 2016.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2016	2016
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$1,676,761	$1,398,848
Accounts receivable, net of allowance for doubtful accounts of $25,000 for each period	917,754	588,875
Inventories	350,822	216,108
Prepaid expenses and other current assets	19,169	18,419
Restricted cash	233,215	233,050
Deferred tax asset	250,000	410,000
Total current assets	3,447,721	2,865,300

Property and equipment, net of accumulated depreciation of $20,496 and $77,690, respectively	27,754	26,859

Inventories - long-term portion	36,547	52,657
Intangible assets, net of accumulated amortization of $8,546 and $155,062, respectively	12,388	13,086
Other assets	17,644	17,644
Deferred tax asset	607,000	447,000
Total other assets	701,333	557,246

Total assets	$4,149,054	$3,422,546

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Note payable - bank	$86,966	$96,966
Accounts payable	116,412	276,171
Accrued expenses and other current liabilities	248,851	331,231
Customer deposits	108,342	108,342
Due to shareholder	275,208	246,696
Total current liabilities	835,779	1,059,406

Total liabilities	835,779	1,059,406

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 authorized, 67,008,502 shares issued and outstanding at September 30, 2016 and March 31, 2016, respectively	33,504	33,504
Additional paid-in capital	33,195,759	33,195,759
Accumulated deficit	(29,915,988)	(30,866,123)
Total stockholders' equity	3,313,275	2,363,140

Total liabilities and stockholders' equity	$4,149,054	$3,422,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2016	2015	2016	2015

Net revenues	$1,380,338	$1,252,881	$2,757,769	$2,308,809

Cost of sales	636,231	495,680	1,096,158	796,553

Gross Profit	744,107	757,201	1,661,611	1,512,256

Operating expenses:
Research and development	17,395	30,522	37,796	55,211
Selling, general and administrative	296,762	475,186	671,369	770,411
Stock based compensation	-	598,699	-	598,699
Depreciation and amortization	1,487	709	2,939	1,306

Total operating expenses	315,644	1,105,116	712,104	1,425,627

Income (loss) from operations	428,463	(347,915)	949,507	86,629

Other income (expense):
Interest income	762	248	1,460	569
Interest expense	(331)	(830)	(843)	(1,471)
Total other income (expense)	431	(582)	617	(902)

Income (loss) before provision for income taxes	428,894	(348,497)	950,124	85,727
Benefit for income taxes - deferred	-	857,000	-	857,000

Net income	$428,894	$508,503	$950,124	$942,727

Basic and diluted per common share:	$0.01	$0.01	$0.01	$0.01

Weighted average shares of common stock outstanding - basic	67,008,502	66,176,418	67,008,502	65,561,357

Weighted average shares of common stock outstanding - diluted	67,008,502	66,994,600	67,008,502	66,379,539

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2016 AND 2015

(Unaudited)

	2016	2015
Cash flows from operating activities:
Net income	$950,124	$942,727
Adjustments to reconcile net income to net cash provided in operating activities:
Stock-based compensation	-	598,699
Depreciation and amortization	4,772	1,600
Deferred income tax	-	(857,000)
Increase (decrease) in cash flows as a result of changes in net assets and liabilities balances:
Accounts receivable	(328,879)	(184,743)
Inventories	(118,604)	(42,427)
Prepaid expenses and other current assets	(750)	(5,000)
Accounts payable	(159,759)	(90,538)
Accrued expenses and other current liabilities	(82,368)	50,022
Due to shareholder	28,512	25,757
Net cash provided by operating activities	293,048	439,097

Cash flows from investing activities:
Purchase of equipment	(4,970)	-
Restricted cash	(165)	(349)
Net cash used by investing activities	(5,135)	(349)

Cash flows provided (used) in financing activities:
Repayments on note payable - Bank	(10,000)	(13,000)
Sale of common stock	-	300,000

Net cash provided by (used) in financing activities	(10,000)	287,000

Net increase in cash	277,913	725,748

Cash and cash equivalents - beginning of year	1,398,848	216,395

Cash and cash equivalents - end of year	$1,676,761	$942,143

Cash paid for:
Interest	$843	$1,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2016 AND 2015

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

The accompanying condensed consolidated financial statements as of September 30, 2016 (unaudited) and March 31, 2016 and for the three and six months ended September 30, 2016 and 2015 (unaudited) have been prepared by ADM pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the condensed financial position and operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended March 31, 2016 as disclosed in our annual report on Form 10-K for that year. The operating results and cash flows for three and six months ended September 30, 2016 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending March 31, 2017.

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

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser. We offer a limited 90-day warranty on our electronics products and a limited 5-year warranty on our electronic controllers for spas and hot tubs. We have no other post shipment obligations. Based on prior experience, no amounts have been accrued for potential warranty costs and actual costs were less than $2,000, for each of the three and six months ended September 30, 2016 and 2015. For contract manufacturing, revenues are recognized after shipment of the completed products.

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

Per share basic and diluted net income amounted to $0.01 and $0.01 for the three and six months ended September 30, 2016 and 2015, respectively. There were 3,000,000 and 3,600,000 common stock equivalents at September 30, 2016 and 2015, respectively.

RECLASSIFICATION

Certain items in the prior financial statements have been reclassified to conform to the current period presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 3 - INVENTORIES

Inventory at September 30, 2016 consisted of the following:

	Current	Long Term	Total
Raw materials	$334,512	$35,937	$370,449
Finished Goods	16,310	610	16,920
	$350,822	$36,547	$387,369

Inventory at March 31, 2016 consisted of the following:

	Current	Long Term	Total
Raw materials	$187,333	$51,939	$239,272
Finished Goods	28,775	718	29,493
	$216,108	$52,657	$268,765

The Company values its inventories at the first in, first out ("FIFO") method at the lower of cost or market.

 NOTE 4 – CONCENTRATIONS

During the three-month period ended September 30, 2016, one customer accounted for 58% of our revenue.

During the three-month period ended September 30, 2015, one customer accounted for 42% of our revenue.

During the six-month period ended September 30, 2016, one customer accounted for 57% of our revenue. As of September 30, 2016, two customers represented 58% of our accounts receivable.

During the six-month period ended September 30, 2015, one customer accounted for 42% of our revenue. As of September 30, 2015, one customer represented 50% of our accounts receivable.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Revenues from foreign customers represented $97,866 of net revenue or 7.1% for the three months ended September 30, 2016 and $98,411 of net revenue or 7.9% for the three months ended September 30, 2015.

Revenues from foreign customers represented $198,398 of net revenue or 7.2% for the six months ended September 30, 2016 and $199,638 of net revenue or 8.6% for the six months ended September 30, 2015.

As of September 30, 2016 and 2015, accounts receivable included $4,142 and $35,241, respectively, from foreign customers.

NOTE 5 - SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Electronics	Engineering	Total
Three months ended September 30, 2016
Revenue from external customers	$363,364	$370,450	$646,524	$1,380,338
Segment operating income	$102,390	$98,388	$227,685	$428,463

Six months ended September 30, 2016
Revenue from external customers	$654,848	$937,073	$1,165,848	$2,757,769
Segment operating income	$101,215	$378,958	$469,334	$949,507

Three months ended September 30, 2015
Revenue from external customers	$385,072	$202,374	$665,435	$1,252,881
Segment operating income (loss)	$(141,767)	$(62,222)	$(143,926)	$(347,915)

Six months ended September 30, 2015
Revenue from external customers	$751,016	$377,603	$1,180,190	$2,308,809
Segment operating income (loss)	$59,133	$(46,554)	$74,050	$86,629

Total assets at September 30, 2016	$985,216	$1,409,822	$1,754,016	$4,149,054

Total assets at March 31, 2016	$1,070,944	$644,189	$1,707,413	$3,422,546

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

The following table summarizes information on all common share purchase options issued by us as of September 30, 2016 and 2015.

	2016		2015
	# of Shares	Weighted Average Exercise Price	# of Shares	Weighted Average Exercise Price

Outstanding, beginning of year	3,000,000	$0.20	600,000	$0.02

Issued	-	$-	3,000,000	$0.20

Exercised	-	$-	-	$-

Expired	-	$-	-	$-

Outstanding, end of period	3,000,000	$0.20	3,600,000	$0.17

Exercisable, end of period	3,000,000	$0.20	3,600,000	$0.17

  NOTE 7 - COMMITMENTS AND CONTINGENCIES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2019. The Company’s future minimum lease commitment at September 30, 2016 is as follows:

For the twelve-month period ended September 30,	Amount
2017	$104,625
2018	78,469
$183,094

Rent and real estate tax expense for all facilities for the six months ended September 30, 2016 and 2015 was approximately $63,000 for each period.

On August 21, 2008, the Company entered into a note payable with a commercial bank in the amount of $200,000. This note bears interest at a rate of 2% above the interest rate for the Company’s savings account at this bank. Interest rates at September 30, 2016 and 2015 were 2.15% for each year. The note is secured by cash on deposit with the institution, which is classified as restricted cash. Amounts outstanding under the note are payable on demand and interest is payable monthly.

NOTE 8 - INCOME TAXES

At September 30, 2016, the Company had federal and state net operating loss carry-forwards ("NOL")'s of approximately $2,566,000, which are due to expire through fiscal 2034. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Ultimate utilization of such NOL's and credits is dependent upon the Company's ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs.

Due to the uncertainty related to future taxable income, the Company provides a partial valuation allowance for the deferred tax benefit resulting from the NOL's and depreciation and amortization. During the six months ended September 30, 2016, the Company utilized approximately $692,000 in net operating losses and expects to utilize $2,100,000 before expiration. For the six months ended September 30, 2016, the $380,000 reduction in deferred income taxes was offset by a similar reduction in the valuation allowance.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30 2016 AS COMPARED TO SEPTEMBER 30, 2015

For the Three Months Ended September 30, 2016
	Chemical	Electronics	Engineering	Total
Revenue	$363,364	$370,450	$646,524	$1,380,338
Cost of Sales	175,777	193,184	267,269	636,231
Gross Profit	187,587	177,266	379,255	744,107
Gross Profit Percentage	52%	48%	59%	54%

Operating Expenses	85,197	78,882	151,565	315,644
Operating Income (Loss)	102,390	98,384	227,689	428,463
Other income (expenses)	108	133	190	431
Income (loss) before benefit from income taxes	$102,498	$98,517	$227,879	$428,894

For the Three Months Ended September 30, 2015
	Chemical	Electronics	Engineering	Total
Revenue	$385,072	$202,374	$665,435	$1,252,881
Cost of Sales	174,205	84,650	236,825	495,680
Gross Profit	210,867	117,724	428,610	757,201
Gross Profit Percentage	55%	58%	64%	60%

Operating Expenses	352,634	179,946	572,536	1,105,116
Operating Income (Loss)	(141,767)	(62,222)	(143,926)	(347,915)
Other income (expenses)	(140)	(94)	(348)	(582)
Income (loss) before benefit from income taxes	$(141,907)	$(62,316)	$(144,274)	$(348,497)

Variance
	Chemical	Electronics	Engineering	Total
Revenue	$(21,708)	$168,076	$(18,911)	$127,457
Cost of Sales	1,572	108,534	30,444	140,551
Gross Profit	(23,280)	59,542	(49,355)	(13,094)
Gross Profit Percentage	-3%	-10%	-6%	-7%

Operating Expenses	(267,437)	(101,064)	(420,971)	(789,472)
Operating Income (Loss)	244,157	160,606	371,615	776,378
Other income (expenses)	248	227	538	1,013
Income (loss) before benefit from income taxes	$244,405	$160,833	$372,153	$777,391

For the Six Months Ended September 30, 2016
	Chemical	Electronics	Engineering	Total
Revenue	$654,848	$937,073	$1,165,848	$2,757,769
Cost of Sales	384,540	316,146	395,471	1,096,158
Gross Profit	270,308	620,927	770,377	1,661,611
Gross Profit Percentage	41%	66%	66%	60.3%

Operating Expenses	169,093	241,969	301,042	712,104
Operating Income (Loss)	101,215	378,958	469,334	949,507
Other income (expenses)	147	210	260	617
Income (loss) before benefit from income taxes	$101,362	$379,168	$469,594	$950,124

For the Six Months Ended September 30, 2015
	Chemical	Electronics	Engineering	Total
Revenue	$751,016	$377,603	$1,180,190	$2,308,809
Cost of Sales	228,154	191,000	377,399	796,553
Gross Profit	522,862	186,603	802,791	1,512,256
Gross Profit Percentage	70%	49%	68%	66%

Operating Expenses	463,729	233,157	728,741	1,425,627
Operating Income (Loss)	59,133	(46,554)	74,050	86,629
Other income (expenses)	(294)	(148)	(460)	(902)
Income (loss) before benefit from income taxes	$58,839	$(46,702)	$73,590	$85,727

Variance
	Chemical	Electronics	Engineering	Total
Revenue	$(96,168)	$559,470	$(14,342)	$448,960
Cost of Sales	156,386	125,146	18,072	299,605
Gross Profit	(252,554)	434,324	(32,414)	149,355
Gross Profit Percentage	-28%	17%	-2%	-5%

Operating Expenses	(294,636)	8,812	(427,699)	(713,523)
Operating Income (Loss)	42,082	425,512	395,284	862,878
Other income (expenses)	441	358	720	1,519
Income (loss) before benefit from income taxes	$42,523	$425,870	$396,004	$864,397

Revenues for the three months ended September 30, 2016 increased by $127,457, or 10% due to an increase in electronics revenue of $168,076 offset by decreases in engineering revenue of $18,911 and a decrease in sales in our chemical division of $21,708. The increase in the electronics division is primarily the result of increased sales volume from one customer. The decrease in the chemical division is primarily the result of decreased sales volume from one customer.

Revenues for the six months ended September 30, 2016 increased by $448,960, or 19% due to an increase in electronics revenue of $559,470 offset by decreases in engineering revenue of $14,342 and a decrease in sales in our chemical division of $96,168. The increase in the electronics division is primarily the result of increased sales volume from one customer. The decrease in the chemical division is primarily the result of decreased sales volume from one customer

Gross profit for the three months ended September 30, 2016 decreased by $13,094. Gross profit for the six months ended September 30, 2016 increased $149,355. The increase in gross profit in the electronics segments for the three and six months ended September 30, 2016 resulted from changes in the mix of products sold, as well as increased sales volume. The decrease in gross profit in the chemical segment resulted from lower sales for the quarter.

We are highly dependent upon certain customers. During the three months ended September 30, 2016 one customer accounted for 58% of our revenue. During the six months ended September 30, 2016, one customer accounted for 57% of our revenue. During the three and six months ended September 30, 2015, one customer accounted for 42% of our revenue. The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results.

Income from operations for the three months ended September 30, 2016 increased by $776,378 due mostly from the reduction of stock based compensation of $598,699 that was recorded for the three months ended September 30, 2015. Selling, general, and administrative expenses decreased by $178,424 or 38%, from $475,186 to $296,762 mainly due to decreases of $193,002 in royalties and commissions and $10,762 in insurances offset by an increase in engineering and regulatory of $18,788.

Income from operations for the six months ended September 30, 2016 increased by $862,878 due mostly from the reduction of stock based compensation of $598,699 that was recorded for the six months ended September 30, 2015. Selling, general, and administrative expenses decreased by $99,042 or 13%, from $770,411 to $671,369 mainly due to decreases of $228,800 in royalties and commissions and $7,022 in insurances offset by an increase in engineering and regulatory of $68,827.

Interest income increased $514 and $891 for the three and six months ended September 20, 2016, respectively. The increase is due to increased funds invested in a money market account.

The foregoing resulted in net income for the three and six months ended September 30, 2016 of $428,894 and $950,124, respectively. Earnings per share were $0.01 per share for both the three months and six months ended September 30, 2016.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2016, we had cash and cash equivalents of $1,676,761 as compared to $1,398,848 at March 31, 2016. The $277,913 increase was primarily the result of cash provided in operations during the six-month period in the amount of $293,048 offset by cash used in financing activities in the amount of $10,000 and cash used in investing activities of $5,135. Our cash will continue to be used for increased marketing costs, and the related administrative expenses in an attempt to increase our revenue.  We expect to have enough cash to fund operations for the next twelve months. Our note payable of $86,966 at September 30, 2016, is secured and collateralized by restricted cash of $233,215. This note bears an interest rate of 2% above the rate of the savings account. The interest rate on this note at September 30, 2016 was 2.15% and is payable upon demand.

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

Based on current expectations, we believe that our existing cash of $1,676,761 as of September 30, 2016 and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash provided by operating activities was $293,048 for the six months ended September 30, 2016, as compared to net cash provided by operating activities of $439,097 for the six months ended September 30, 2015.  The cash provided during the six months ended September 30, 2016 was primarily due to net income of $950,124 offset by increases net operating assets of $661,848.

INVESTING ACTIVITIES

Cash was used in investing activities in the amount of $5,135 consisting of deposits in the restricted cash account in the amount of $165 and the purchase of equipment of $4,970.

FINANCING ACTIVITIES

For the six months ended September 30, 2016 net cash used in in financing activities was $10,000. Cash was used for repayments on a note from a commercial bank to facilitate our acquisition of Action Industries Unlimited, Inc. (AIU).

Net cash provided by financing activities for the six months ended September 30, 2015 was $287,000. For the six months ended September 30, 2015, $13,000 was used for repayments on a note from a commercial bank to facilitate our acquisition of Action Industries Unlimited, Inc. (AIU) and $300,000 was provided by the sale of the Company’s common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Ru1e 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended September 30, 2016, there were no changes in the Company's internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

The determination that our disclosure controls and procedures were not effective as of September 30, 2016 are a result of:

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

The Company believes that the financial statements fairly present, in all material respects, the Company’s condensed consolidated balance sheets as of September 30, 2016 and March 31, 2016 and the related condensed consolidated statements of operations, and cash flows for the three and six months ended September 30, 2016 and 2015, in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

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
November 17, 2016