Form 10-Q
period 2016-12-31
ADM TRONICS UNLIMITED, INC.
filed 2017-02-21
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

67,298,502 shares of Common Stock, $.0005 par value, as of February 21, 2017.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

 PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2016	2016
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$1,873,802	$1,398,848
Accounts receivable, net of allowance for doubtful accounts of $25,000 for each period	589,587	588,875
Inventories	470,247	216,108
Prepaid expenses and other current assets	169,298	18,419
Restricted cash	233,274	233,050
Deferred tax asset	250,000	410,000

Total current assets	3,586,208	2,865,300

Other assets:
Property and equipment, net of accumulated depreciation of $24,199 and $77,690, at December 31, 2016 and March 31, 2016, respectively	155,891	26,859

Inventories - long-term portion	35,644	52,657
Intangible assets, net of accumulated amortization of $8,895 and $155,062, at December 31, 2016 and March 31, 2016, respectively	12,039	13,086
Other assets	17,644	17,644
Deferred tax asset	607,000	447,000
Total other assets	828,218	557,246

Total assets	$4,414,426	$3,422,546

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Note payable - bank	$78,966	$96,966
Capital lease payable	34,806	-
Accounts payable	392,578	276,171
Accrued expenses and other current liabilities	116,706	331,231
Customer deposits	108,342	108,342
Due to shareholder	274,723	246,696
Total current liabilities	1,006,121	1,059,406

Long-term liabilities:
Capital lease payable, net of current portion	91,262	-

Total liabilities	1,097,383	1,059,406

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 authorized, 67,298,502 and 67,008,502 shares issued and outstanding at December 31, 2016 and March 31, 2016, respectively	33,649	33,504
Additional paid-in capital	33,242,014	33,195,759
Accumulated deficit	(29,958,620)	(30,866,123)
Total stockholders' equity	3,317,043	2,363,140

Total liabilities and stockholders' equity	$4,414,426	$3,422,546

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2016 AND 2015

(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2016	2015	2016	2015

Net revenues	$1,156,512	$1,045,388	$3,914,281	$3,354,197

Cost of sales	599,607	375,745	1,695,765	1,172,298

Gross Profit	556,905	669,643	2,218,516	2,181,899

Operating expenses:
Research and development	113,752	46,292	151,548	101,503
Selling, general and administrative	433,712	385,226	1,105,081	1,155,637
Stock based compensation	46,400	-	46,400	598,699
Depreciation and amortization	2,951	555	5,890	1,861

Total operating expenses	596,815	432,073	1,308,919	1,857,700

Income (loss) from operations	(39,910)	237,570	909,597	324,199

Other income (expense):
Interest income	835	88	2,295	657
Interest expense	(3,546)	(583)	(4,389)	(2,054)
Total other income (expense)	(2,711)	(495)	(2,094)	(1,397)

Income (loss) before benefit for income taxes - deferred	(42,621)	237,075	907,503	322,802
Benefit for income taxes - deferred	-	-	-	857,000

Net income	$(42,621)	$237,075	$907,503	$1,179,802

Basic and diluted earnings per common share:	$(0.00)	$0.00	$0.01	$0.02
Weighted average shares of common stock outstanding - basic	67,216,545	67,008,502	67,078,102	66,045,493
Weighted average shares of common stock outstanding - diluted	67,216,545	67,537,914	67,078,102	66,574,905

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2016 AND 2015

(Unaudited)

	2016	2015
Cash flows from operating activities:
Net income	$907,503	$1,179,802
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	46,400	598,699
Depreciation and amortization	8,892	2,399
Deferred income tax	-	(857,000)
Increase (decrease) in cash flows as a result of changes in net assets and liabilities balances:
Accounts receivable	(712)	43,916
Inventories	(237,126)	(138,300)
Prepaid expenses and other current assets	(150,879)	(22,866)
Accounts payable	116,407	(28,362)
Customer deposits	-	9,240
Accrued expenses and other current liabilities	(214,525)	63,314
Due to shareholder	28,027	13,004
Net cash provided by operating activities	503,987	863,846

Cash flows from investing activities:
Purchase of equipment	(8,070)	-
Restricted cash	(224)	(437)
Net cash used in investing activities	(8,294)	(437)

Cash flows from financing activities:
Repayments on notes payable	(18,000)	(19,000)
Repayments on capital lease payable	(2,739)	-
Sale of common stock	-	300,000

Net cash provided by (used) in financing activities	(20,739)	281,000

Net increase in cash	474,954	1,144,409

Cash and cash equivalents - beginning of period	1,398,848	216,395

Cash and cash equivalents - end of period	$1,873,802	$1,360,804

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$4,389	$2,054
Non-cash investing activities:
Purchase of equipment with the assumption of capital lease obligations	$128,807	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

DECEMBER 31, 2016 AND MARCH 31, 2016

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

The accompanying unaudited condensed consolidated financial statements as of December 31, 2016 and March 31, 2016 and for the three and nine months ended December 31, 2016 and 2015 (unaudited) have been prepared by ADM pursuant to generally accepted accounting principles in the United States and the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the condensed financial position and operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended March 31, 2016 as disclosed in our annual report on Form 10-K for that year. The operating results and cash flows for three and nine months ended December 31, 2016 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending March 31, 2017.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of ADM Tronics Unlimited, Inc. and its wholly owned subsidiary Sonotron. All significant intercompany balances and transactions have been eliminated in consolidation.

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

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser. We offer a limited 90-day warranty on our electronics products and a limited 5-year warranty on our electronic controllers for spas and hot tubs. We have no other post shipment obligations. Based on prior experience, no amounts have been accrued for potential warranty costs and actual costs were less than $2,000, for each of the three and nine months ended December 31, 2016 and 2015. For contract manufacturing, revenues are recognized after shipment of the completed products.

ENGINEERING SERVICES:

We provide certain engineering services, including research, development, quality control, and quality assurance services along with regulatory compliance services. We recognize revenue from engineering services as the services are provided.

EARNINGS PER SHARE

Basic earnings per share is calculated based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share is computed similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive.

Per share basic and diluted earnings amounted to $0.00 and $0.01 and $0.00 and $0.02 for the three and nine months ended December 31, 2016 and 2015, respectively. There were 3,000,000 and 3,600,000 common stock equivalents at December 31, 2016 and 2015, respectively.

RECLASSIFICATION

Certain items in the prior financial statements have been reclassified to conform to the current period presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

Management does not believe that any recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying condensed consolidated financial statements.

NOTE 3 - INVENTORIES

Inventories at December 31, 2016 consisted of the following:

	Current	Long Term	Total
Raw materials	$446,623	$35,063	$481,686
Finished goods	23,624	581	24,205
	$470,247	$35,644	$505,891

Inventories at March 31, 2016 consisted of the following:

	Current	Long Term	Total
Raw materials	$187,333	$51,939	$239,272
Finished goods	28,775	718	29,493
	$216,108	$52,657	$268,765

The Company values its inventories at the first in, first out ("FIFO") method at the lower of cost or market.

 NOTE 4 – CONCENTRATIONS

During the three-month period ended December 31, 2016, one customer accounted for 71% of our revenue.

During the three-month period ended December 31, 2015, one customer accounted for 42% of our revenue.

During the nine-month period ended December 31, 2016, one customer accounted for 61% of our revenue. As of December 31, 2016, one customer represented 32% of our accounts receivable.

During the nine-month period ended December 31, 2015, one customer accounted for 42% of our revenue. As of March 31, 2016, one customer represented 43% of our accounts receivable.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Revenues from foreign customers represented $48,750 of net revenue or 4.2% for the three months ended December 31, 2016 and $103,783 of net revenue or 10.2% for the three months ended December 31, 2015.

Revenues from foreign customers represented $602,405 of net revenue or 15.4% for the nine months ended December 31, 2016 and $302,780 of net revenue or 9% for the nine months ended December 31, 2015.

As of December 31, 2016, and March 31, 2016, accounts receivable included $2,158 and $3,580, respectively, from foreign customers.

NOTE 5 - SEGMENT INFORMATION

Information about segments is as follows:

	Chemical Products	Electronics	Engineering Service	Total
Three months ended December 31, 2016
Revenue from external customers	$288,083	$410,784	$457,645	$1,156,512
Segment operating income (loss)	$27,225	$(9,545)	$(57,590)	$(39,910)

Nine months ended December 31, 2016
Revenue from external customers	$942,931	$1,347,857	$1,623,493	$3,914,281
Segment operating income	$128,440	$369,414	$411,743	$909,597

Three months ended December 31, 2015
Revenue from external customers	$372,652	$208,040	$464,696	$1,045,388
Segment operating income (loss)	$113,469	$(12,891)	$136,992	$237,570

Nine months ended December 31, 2015
Revenue from external customers	$1,123,668	$585,643	$1,644,886	$3,354,197
Segment operating income (loss)	$172,602	$(59,445)	$211,042	$324,199

Total assets at December 31, 2016	$1,059,462	$1,191,895	$2,163,069	$4,414,426

Total assets at March 31, 2016	$1,070,944	$644,189	$1,707,413	$3,422,546

Note 6- Equity

During the three months ended December 31, 2016, 290,000 shares of restricted stock were issued. The shares were valued at the services being performed, which approximated $46,400.

NOTE 7 - OPTIONS OUTSTANDING

On September 2, 2015, ADM granted an additional 3,000,000 stock options to employees at an exercise price of $0.20 per option and with a term of three years. The options were valued at $598,699 using the Black Scholes option pricing model with the following assumptions: risk free interest rate of 2.03%, volatility of 353%, estimated useful life of 3 years and dividend rate of 0%.

The following table summarizes information on all common share purchase options issued by us for the periods ended December 31, 2016 and March 31, 2016.

	December 31, 2016		March 31, 2016
	# of Shares	Weighted Average Exercise Price	# of Shares	Weighted Average Exercise Price

Outstanding, beginning of period/year	3,000,000	$0.20	600,000	$0.02

Issued	-	$-	3,000,000	$0.20

Exercised	-	$-	-	$-

Expired	-	$-	(600,00)	$(.01)

Outstanding, end of period/year	3,000,000	$0.20	3,000,000	$0.20

Exercisable, end of period/year	3,000,000	$0.20	3,000,000	$0.20

NOTE 8 - COMMITMENTS AND CONTINGENCIES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2019. The Company’s future minimum lease commitment at December 31, 2016 is as follows:

For the twelve-month period ended December 31,	Amount
2017	$104,625
2018	52,313
$156,938

Rent and real estate tax expense for all facilities for the nine months ended December 31, 2016 and 2015 was approximately $67,000 and $63,000, respectively.

On August 21, 2008, the Company entered into a note payable with a commercial bank in the amount of $200,000. This note bears interest at a rate of 2% above the interest rate for the Company’s savings account at this bank. Interest rates at December 31, 2016 and 2015 were 2.15% for each year. The note is secured by cash on deposit with the institution, which is classified as restricted cash. Amounts outstanding under the note are payable on demand and interest is payable monthly. The balance of this note as of December 31, 2016, was $78,966.

On December 2, 2016, the Company entered into a capital lease agreement with a commercial bank in the amount of $85,680, including $6,930 in deferred interest, for the purchase of certain fixed assets. The lease has a term of forty-eight (48) months and is payable in forty-eight equal installments of $1,773. The balance of this obligation as of December 31, 2016, was $77,998.

On December 2, 2016, the Company entered into a capital lease agreement with a commercial bank in the amount of $54,710, including $4,710 in deferred interest, for the purchase of certain fixed assets. The lease has a term of forty-eight (48) months and is payable in forty-eight equal installments of $1,128. The balance of this obligation as of December 31, 2016, was $48,070.

NOTE 9 - INCOME TAXES

At December 31, 2016, the Company had federal and state net operating loss carry-forwards ("NOL")'s of approximately $2,616,000, which are due to expire through fiscal 2034. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Ultimate utilization of such NOL's and credits is dependent upon the Company's ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs.

Due to the uncertainty related to future taxable income, the Company provides a partial valuation allowance for the deferred tax asset resulting from the NOL's and depreciation and amortization. During the nine months ended December 31, 2016, the Company utilized approximately $908,000 in net operating losses and expects to utilize $1,200,000 before expiration. For the nine months ended December 31, 2016, the $363,000 reduction in deferred income taxes was offset by a similar reduction in the valuation allowance.

NOTE 10 – DUE TO STOCKHOLDER

The Company’s President has been deferring his salary and bonuses periodically to assist the Company’s cash flow. There are no repayment terms or interest accruing on this liability.

NOTE 11 – SUBSEQUENT EVENTS

We evaluated all subsequent events from the date of the condensed consolidated balance sheet through the issuance date and determined that there are no events or transactions occurring during the subsequent event reporting period which require recognition or disclosure in the condensed consolidated financial statements.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2016 AS COMPARED TO DECEMBER 31, 2015

For the Three Months Ended December 31, 2016

	Chemical	Electronics	Engineering	Total
Revenue	$288,083	$410,784	$457,645	$1,156,512
Cost of Sales	114,772	304,204	180,632	599,607

Gross Profit	173,311	106,580	277,013	556,905
Gross Profit Percentage	60%	26%	61%	48%

Operating Expenses	146,086	116,124	334,605	596,815

Operating Income (Loss)	27,225	(9,544)	(57,591)	(39,910)

Other income (expenses)	(652)	(783)	(1,276)	(2,711)
Income (loss) before benefit from income taxes	$26,573	$(10,327)	$(58,867)	$(42,621)

For the Three Months Ended December 31, 2015

	Chemical	Electronics	Engineering	Total
Revenue	$372,652	$208,040	$464,696	$1,045,388
Cost of Sales	91,294	119,702	164,749	375,745
Gross Profit	281,358	88,338	299,947	669,643
Gross Profit Percentage	76%	42%	65%	64%

Operating Expenses	167,889	101,229	162,955	432,073

Operating Income (Loss)	113,469	(12,891)	136,992	237,570

Other income (expenses)	(181)	(104)	(210)	(495)
Income (loss) before benefit from income taxes	$113,288	$(12,995)	$136,782	$237,075

Variance

	Chemical	Electronics	Engineering	Total
Revenue	$(84,569)	$202,744	$(7,051)	$111,124
Cost of Sales	23,478	184,502	15,883	223,862

Gross Profit	(108,047)	18,242	(22,934)	(112,737)
Gross Profit Percentage	-15%	-17%	-4%	-16%

Operating Expenses	(21,803)	14,895	171,650	164,742

Operating Income (Loss)	(86,244)	3,347	(194,579)	(277,480)

Other income (expenses)	(471)	(679)	(1,066)	(2,216)
Income (loss) before benefit from income taxes	$(86,715)	$2,668	$(195,649)	$(279,696)

For the Nine Months Ended December 31, 2016

	Chemical	Electronics	Engineering	Total
Revenue	$942,931	$1,347,857	$1,623,493	$3,914,281
Cost of Sales	499,312	620,350	576,103	$1,695,765

Gross Profit	443,619	727,507	1,047,390	2,218,516
Gross Profit Percentage	47%	54%	65%	57%

Operating Expenses	315,179	358,093	635,647	1,308,919

Operating Income (Loss)	128,440	369,414	411,743	909,597

Other income (expenses)	(505)	(573)	(1,016)	(2,094)
Income (loss) before benefit from income taxes	$127,935	$368,841	$410,727	$907,503

For the Nine Months Ended December 31, 2015

	Chemical	Electronics	Engineering	Total
Revenue	$1,123,668	$585,643	$1,644,886	$3,354,197
Cost of Sales	319,448	310,702	542,148	$1,172,298
Gross Profit	804,220	274,941	1,102,738	2,181,899
Gross Profit Percentage	72%	47%	67%	65%

Operating Expenses	631,618	334,386	891,696	1,857,700

Operating Income (Loss)	172,602	(59,445)	211,042	324,199

Other income (expenses)	(475)	(252)	(670)	(1,397)
Income (loss) before benefit from income taxes	$172,127	$(59,697)	$210,372	$322,802

Variance

	Chemical	Electronics	Engineering	Total
Revenue	$(180,737)	$762,214	$(21,393)	$560,084
Cost of Sales	179,864	309,648	33,955	523,467

Gross Profit	(360,601)	452,566	(55,348)	36,617
Gross Profit Percentage	-25%	7%	-3%	-8%

Operating Expenses	(316,439)	23,707	(256,049)	(548,781)

Operating Income (Loss)	(44,162)	428,859	200,701	585,398

Other income (expenses)	(30)	(321)	(346)	(697)
Income (loss) before benefit from income taxes	$(44,192)	$428,538	$200,355	$584,701

Revenues for the three months ended December 31, 2016 increased by $111,124, or 11% due to an increase in electronics revenue of $202,744, partially offset by decreases in sales in our chemical division of $84,569 and in engineering revenue of $7,051. The increase in the electronics division is primarily the result of increased sales volume from one customer. The decrease in the chemical division is primarily the result of decreased sales volume from one customer.

Revenues for the nine months ended December 31, 2016 increased by $560,084, or 17% due to an increase in electronics revenue of $762,214, partially offset by decreases in sales in our chemical division of $180,737 and in engineering revenue of $21,393. The increase in the electronics division is primarily the result of increased sales volume from one customer. The decrease in the chemical division is primarily the result of decreased sales volume from one customer

Gross profit for the three months ended December 31, 2016 decreased by $112,737. Gross profit for the nine months ended December 31, 2016 increased $36,617. The increase in gross profit in the electronics segment for the three and nine months ended December 31, 2016 resulted from increased sales to one customer. The decrease in gross profit in the chemical and engineering segments resulted from lower sales for the quarter.

We are highly dependent upon certain customers. During the three months ended December 31, 2016 one customer accounted for 71% of our revenue. During the nine months ended December 31, 2016, one customer accounted for 61% of our revenue. During the three and nine months ended December 31, 2015, one customer accounted for 42% of our revenue. The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results.

Income from operations for the three months ended December 31, 2016 decreased by $279,698 due mostly from reduced sales of $112,737, and increases in insurances of $17,591 and increased consulting and engineering and regulatory expenses of $126,405. Selling, general, and administrative expenses increased by $48,486 or 13%, from $385,226 to $433,712 mainly due to increases of $17,591 in insurances, $126,405 in engineering and regulatory expenses, and $31,518 in repairs and maintenance, offset by a decrease of $136,166 in royalties.

Income from operations for the nine months ended December 31, 2016 increased by $584,699 due mostly from the reduction of stock based compensation of $552,299 that was recorded for the nine months ended December 31, 2015. Selling, general, and administrative expenses decreased by $50,556 or 4%, from $1,155,637 to $1,105,081 mainly due to decreases of $364,970 in royalties and commissions due to a settlement with a certain vendor offset by increases in consulting and engineering and regulatory expenses of $196,970, increases in professional fees of $27,397, increases in repairs and maintenance of $38,754 and increases in salaries of $27,250.

Interest income increased $1,509 and $1,638 for the three and nine months ended December 31, 2016, respectively. The increase is due to increased funds invested in a money market account.

The foregoing resulted in a net loss for the three months ended December 31, 2016 of $42,621 and net income for the nine months ended December 31, 2016 of $907,503, respectively. Earnings per share were $0.00 and $0.01 per share for the three and nine months ended December 31, 2016, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2016, we had cash and cash equivalents of $1,873,802 as compared to $1,398,848 at March 31, 2016. The $474,954 increase was primarily the result of cash provided in operations during the nine-month period in the amount of $503,987, offset by cash used in financing activities of $20,739 and cash used by investing activities in the amount of $8,294. Our cash will continue to be used for increased marketing costs, and the related administrative expenses in an attempt to increase our revenue.  We expect to have enough cash to fund operations for the next twelve months. Our notes and capital lease payables of $205,034 at December 31, 2016 are collateralized as follows: $78,966 is secured and collateralized by restricted cash of $233,274. This note bears an interest rate of 2% above the interest rate for the Company's savings account at this bank and is payable on demand. The interest rate on this note at December 31, 2016 was 2.15%. The $126,068 balance is collateralized by fixed assets put into service in December 2016.

Future Sources of Liquidity:

We expect that growth in profitable revenues and continued focus on new customers will enable us to continue to generate cash flows from operating activities during fiscal 2017.

If we do not generate sufficient cash from operations, face unanticipated cash needs or do not otherwise have sufficient cash, we may need to consider the sale of certain intellectual property which does not support the Company’s operations. In addition, we have the ability to reduce certain expenses depending on the level of business operation.

Based on current expectations, we believe that our existing cash of $1,873,802 as of December 31, 2016, and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash provided by operating activities was $503,987 for the nine months ended December 31, 2016, as compared to net cash provided by operating activities of $863,846 for the nine months ended December 31, 2015.  The cash provided during the nine months ended December 31, 2016 was primarily due to net income of $907,503 plus an adjustment to add the issuance of stock based compensation of $46,400, offset by increases in net operating assets of $458,805.

INVESTING ACTIVITIES

Cash was used in investing activities in the amount of $8,294 consisting of deposits in the restricted cash account in the amount of $224 and the purchase of equipment of $8,070.

FINANCING ACTIVITIES

For the nine months ended December 31, 2016, net cash used in financing activities was $20,739. Cash was used for repayments on a note from a commercial bank to facilitate our acquisition of Action Industries Unlimited, Inc. (AIU) and on capital lease obligations.

Net cash provided by financing activities for the nine months ended December 31, 2015 was $281,000. For the nine months ended December 31, 2015, $19,000 was used for repayments on a note from a commercial bank to facilitate our acquisition of Action Industries Unlimited, Inc. (AIU) and $300,000 was provided by the sale of the Company’s common stock.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Ru1e 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended December 31, 2016, there were no changes in the Company's internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

The determination that our disclosure controls and procedures were not effective as of December 31, 2016, is a result of:

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

The Company believes that the financial statements present fairly, in all material respects, the Company’s condensed consolidated balance sheets as of December 31, 2016, and March 31, 2016 and the related condensed consolidated statements of operations, and cash flows for the three and nine months ended December 31, 2016 and 2015, in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

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
February 21, 2017