Form 10-K
period 2017-03-31
ADM TRONICS UNLIMITED, INC.
filed 2017-06-29
CIK 849401

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter was $9,048,074.

The number of shares of the Common Stock outstanding as of June 29, 2017 was 67,558,492.  Check this number, couldn’t read printout

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

CONTRACT MANUFACTURING

The Company derives revenues from contract manufacturing of electronic medical and other devices from non-affiliated customers. As of March 31, 2017, we had approximately $160,000 of back-log for electronic products.

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

Through Anti-Static Industries, the assets of which were acquired in July 2009, we now develop and manufacture a full-line of anti-static products for commercial and industrial use through a division of our company that we refer to as “Antistatic Industries”. Antistatic Industries develops and distributes proprietary conductive paints, coatings and other products and accessories which can be used by electronics, computer, pharmaceutical and chemical companies to prevent, reduce or eliminate static electricity. Many industries are concerned with static electricity as it can be hazardous to personnel and damage corporate facilities, computers, electronic equipment and valuable parts. Antistatic Industries has a wide range of products including paints, hoses, garments, floor mats, rugs, strapping, tapes, hook-and-loop, adhesive products and many other specialized items, all with conductive properties. Antistatic Industries has also pioneered low volatile organic compound conductive and antistatic paint and coating formulations that can be used as replacements for paints and coatings made from hazardous solvents. Antistatic Industries seeks to continually develop new products through research and development for new and current customers to aid in their quest for maximum protection with less waste and rejects in their manufacturing processes by reducing or eliminating static electricity.

None of our chemical products are protected by patents, although the names of some of such products have been protected by trademarks. We do not believe that any such trademarks are material to our business. As of March 31, 2017, the dollar amount of backlog orders for our chemical products believed by us to be firm was not material.

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

CUSTOMERS

During the year ended March 31, 2017, one customer accounted for 59% of our net revenue. During the year ended March 31, 2016, one customer accounted for 45% of our net revenue. As of March 31, 2017 one customer represented 83% of our accounts receivable. As of March 31, 2016, one customer represented 43% of our accounts receivable. The loss of these major customers could have a material impact on our operations and cash flow.

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

RESEARCH AND DEVELOPMENT

During our fiscal years ended March 31, 2017 and 2016, research and development expenses with respect to company-sponsored research and development activities were approximately $168,812 and $91,774 respectively, which were incurred in our chemical business. During such fiscal years, we did not expend any funds on customer-sponsored research and development activities with respect thereto.

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

Our results of operations depend, in part, on our ability to expand our product offerings. We are committed to remaining a competitive producer and believe that our portfolio of new or re-engineered products is strong. However, we may not be able to develop new products, re-engineer existing products successfully or bring them to competitive, we may not be able to continue to attract and retain customers to which we sell our products.

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

EMPLOYEES

As of March 31, 2017, we had 21 full-time employees and 6 part-time employees. As of such date, we had one salaried employee in an executive or managerial position. We believe our relationship with our employees is good.

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

We are highly dependent upon certain customers to generate our revenues. For the fiscal year ended March 31, 2017, one customers accounted for 59% of revenue. For the fiscal year ended March 31, 2016, one customers accounted for 45% of revenue. All customer purchases are made through purchase orders and we do not have any long-term contracts with customers. The complete loss of, or significant reduction in business from, or a material adverse change in the financial condition of, any of such customers will cause a material and adverse change in our revenues and operating results.

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

The table below sets forth the high and low bid information for our common stock on the OTCQB Marketplace for the indicated periods and reflects inter-dealer prices, without retail mark-up, mark-down, or commission, and may not necessarily represent actual transactions. Where did you get these numbers? I didn’t correct because it dosen’t match anything in the workpapers

Quarter Ended	High Bid	Low Bid

Fiscal 2017
31-Mar-17	$0.19	$0.18
31-Dec-16	$0.19	$0.16
30-Sep-16	$0.17	$0.15
30-Jun-16	$0.18	$0.18

Fiscal 2016
31-Mar-16	$0.17	$0.16
31-Dec-15	$0.17	$0.12
30-Sep-15	$0.22	$0.21
30-Jun-15	$0.17	$0.17

HOLDERS OF RECORD

As of March 31, 2017, 67,298,492 shares of the Company's common stock were issued and outstanding. On March 31, 2017, there were 1,326 shareholders of record.

DIVIDENDS

The Company has never paid any cash dividends on its common stock and has no intention of paying cash dividends in the foreseeable future. The Company intends to retain all earnings, if any, for use in the operation and expansion of its business.

EQUITY COMPENSATION PLAN

As of March 31, 2017, we did not have any compensation plans (including individual compensation arrangements) under which our equity securities were authorized for issuance.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This standard applies to any entity that uses the guidance of Generally Accepted Accounting Principles (“GAAP”) for entering into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. It requires that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to receive for the exchange of goods or services. In August 2015, the FASB issued ASU 2015-14, deferring the effective date of implementation to annual periods beginning after December 15, 2017. The Company is still evaluating the potential impact on the Company’s financial statements.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going Concern. Disclosure of Uncertainties about Entity’s Ability to Continue as a Going Concern.” Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern. This amendment now provides guidance by providing a definition of substantial doubt, requires evaluation by management every reporting period for going concern issues, provides principles for considering any mitigating effects implemented by management, and the disclosures required for the assessment period of one year after issuance of the financial statements. This update becomes effective for interim and annual recording periods beginning after December 15, 2016, with early application permitted. The Company adopted this amendment effective April 2017. This amendment will have no material impact on the Company’s financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes, Balance Sheet Classifications of Deferred Taxes.” This amendment simplifies the presentation of deferred taxes by requiring that all deferred tax liabilities and assets now be recorded as noncurrent. This amendment is effective for interim and annual reporting periods beginning after December 15, 2016 with early adoption permissible. The Company adopted this amendment effective March 2017.

In July 2015, the FASB issued ASU 2015-11, “Inventory, Simplifying the Measurement of Inventory.” This amendment only applies to entities that use the first-in, first-out (FIFO) or average cost methods of valuing inventory. Entities should now measure inventory at the lower of cost or net realizable value. This amendment aligns measurement of inventory in GAAP with the International Financial Reporting Standards (IFRS). This amendment is effective for annual periods beginning after December 15, 2016 with early adoption permitted. The Company adopted this amendment in April 2017 and is not expected to have a material impact on the Company’s financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes, Balance Sheet Classifications of Deferred Taxes.” This amendment simplifies the presentation of deferred taxes by requiring that all deferred tax liabilities and assets now be recorded as noncurrent. This amendment is effective for interim and annual reporting periods beginning after December 15, 2016 with early adoption permissible. The Company adopted this amendment effective January 2017. This amendment will have no material impact on the Company’s financial statements.

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, “Leases”, which is intended to improve financial reporting for lease transactions. This ASU will require organizations that lease assets, such as real estate and manufacturing equipment, to recognize on assets and liabilities on their balance sheet for the rights to use those assets for the lease term and obligations to make lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as finance or operating lease. This ASU will also require disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. These disclosures will include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. This ASU will be adopted by the Company in the first quarter of 2019. We do not believe that this ASU will have a material impact on our financial statements.

In June 2016, the FASB issued ASU-2016-13 “Financial Instruments – Credit Losses”. This guidance affects organizations that hold financial assets and net investments in leases that are not accounted for at fair value with changes in fair value reported in net income. The guidance requires organizations to measure all expected credit losses for financial instruments at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. It is effective for fiscal years beginning after December 15, 2019. The Company is evaluating the potential impact on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-09, “Improvement to Employee Share-Based Payment Accounting.” The new guidance will require entities to recognize all income tax effects of awards in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those years. For all other entities, it is effective for fiscal years beginning December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted, but all of the guidance must be adopted in the same period. The Company is still evaluating the potential impact on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying consolidated financial statements.

BUSINESS OVERVIEW

ADM is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. During the years ended March 31, 2017 and 2016, our operations were conducted through ADM itself and its subsidiary, Sonotron.

We are a technology-based developer and manufacturer of diversified lines of products and services in the following areas: electronics for non-invasive medical and other applications; research, development, regulatory and engineering services; and, environmentally safe chemical products for industrial, cosmetic and topical uses.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2017 AS COMPARED TO MARCH 31, 2016.

For the Year Ended March 31, 2017
	Chemical	Electronics	Engineering	Total
Revenue	$1,285,353	$1,820,490	$2,165,388	$5,271,231
Cost of Sales	695,435	936,265	979,793	2,611,493
Gross Profit	589,918	884,225	1,185,595	2,659,738
Gross Profit Percentage	46%	49%	55%	50.5%

Operating Expenses	373,547	522,741	624,889	1,521,177
Operating Income (Loss)	216,371	361,484	560,706	1,138,561
Other income (expenses)	(439)	(623)	(739)	(1,801)
Income (loss) before benefit from income taxes	$215,932	$360,861	$559,967	$1,136,760

For the Year Ended March 31, 2016
	Chemical	Electronics	Engineering	Total
Revenue	$1,412,179	$849,447	$2,251,444	$4,513,070
Cost of Sales	557,941	556,678	989,635	2,104,254
Gross Profit	854,238	292,769	1,261,809	2,408,816
Gross Profit Percentage	60%	34%	56%	53.4%

Operating Expenses	730,387	250,986	1,164,460	2,145,833
Operating Income (Loss)	123,851	41,783	97,349	262,983
Other income (expenses)	(515)	(310)	(820)	(1,645)
Income (loss) before benefit from income taxes	$123,336	$41,473	$96,529	$261,338

Variance
	Chemical	Electronics	Engineering	Total
Revenue	$(126,826)	$971,043	$(86,056)	$758,161
Cost of Sales	137,494	379,587	(9,842)	507,239
Gross Profit	(264,320)	591,456	(76,214)	250,922
Gross Profit Percentage	-15%	14%	-1%	-3%

Operating Expenses	(356,840)	271,755	(539,571)	(624,656)
Operating Income (Loss)	92,520	319,701	463,357	875,578
Other income (expenses)	76	(313)	81	(156)
Income (loss) before benefit from income taxes	$92,596	$319,388	$463,438	$875,422

REVENUES AND GROSS MARGINS

Revenues increased $758,161, or 17% from the prior year, which resulted from decreases of $86,056 in the engineering segment and $126,826 in the chemical segment offset by an increase of $971,043 in the electronics segment. The increase in the electronics division resulted from an increase in sales to one customer. The decrease in engineering services was primarily the result of a reduction of several projects for one customer.

The decrease in gross profit in the chemical segment and increase in gross profit in the electronic segment resulted from changes in the mix of products sold.

The increase in gross profit in the engineering segment resulted from better utilization of labor due to the increased revenue from new projects for one customer.

OPERATING INCOME (LOSS)

Income from operations for the years ended March 31, 2017 and 2016 was $1,138,561 and $262,983 respectively, an increase of $875,578 or 333%.

Selling, general and administrative expenses decreased by $209,408, or 24%, from $1,451,399 to $1,241,991, mainly due to decreased royalties and commissions of $382,067 and decreased Engineering and Regulatory expenses of $82,405 offset by increased salaries, wages and payroll taxes of $62,708, increased professional fees of $33,110, increased stock based compensation for consulting services of $98,600, increased advertising and promotion expenses of $10,505, and increased Taxes, Permits and Fees of $35,956.

NET INCOME AND NET LOSS PER SHARE

Net income for the fiscal years ended March 31, 2017 and 2016 was $1,205,760 or $0.02 per share and $1,118,338 or $0.02 per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2017, we had cash and cash equivalents of $1,982,276 as compared to $1,398,848 at March 31, 2016. The increase of $583,428 was primarily the result of cash provided in operations in the amount of $492,918 and cash provided by investing activities of $201,576 offset by cash used by financing activities of $111,066. We expect to have enough cash to fund operations for the next twelve months.

Future Sources of Liquidity:

We expect our primary source of cash during fiscal 2017 to be net cash provided by operating activities. We expect that growth in profitable revenues and continued focus on new customers will enable us to continue to generate cash flows from operating activities.

If we do not generate sufficient cash from operations, face unanticipated cash needs or do not otherwise have sufficient cash, we have the ability to reduce certain expenses depending on the level of business operation.

Based on current expectations, we believe that our existing cash of $1,982,276 as of March 31, 2017 and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

OPERATING ACTIVITIES

Net cash provided by operating activities was $492,918 for the fiscal year ended March 31, 2017. Cash provided during the year ended March 31, 2017 was primarily due to a net income of $1,205,760, stock based compensation of $98,600 and a decrease in operating liabilities of $16,800, depreciation and amortization of $17,538 offset by an increase in net operating assets of $785,123.

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

INVESTING ACTIVITIES

For the fiscal year ended March 31, 2017, net cash provided by investing activities was $201,576. The primary increase in cash was from the release of restrictions in the restricted cash account of $233,050 offset by payments in the amount of $31,474 for the purchase of equipment.

For the fiscal year ended March 31, 2016, net cash used by investing activities was $27,758. The primary decrease in cash was from payments in the amount of $525 for restricted cash and $27,233 for the purchase of equipment.

 FINANCING ACTIVITIES

For the fiscal year ended March 31, 2017, net cash used in financing activities was $111,066 due to the payment of $96,966 for the repayment of the secured loan and $14,100 for capital lease payments

For the fiscal year ended March 31, 2016, net cash provided by financing activities was $300,000 from the sale of 2,069,965 shares of ADM $.0005 par value common stock offset by cash used by financing activities of $25,000 for bank loan repayment.

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

MARCH 31, 2017 AND 2016

I N D E X

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of ADM Tronics Unlimited, Inc.

Northvale, New Jersey

We have audited the accompanying consolidated balance sheets of ADM Tronics Unlimited, Inc. and subsidiary as of March 31, 2017 and 2016, and the related consolidated statements of income, changes in stockholders’ equity (deficiency), and cash flows for the years then ended. These consolidated financial statements are the responsibility of ADM Tronics Unlimited, Inc.'s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ADM Tronics Unlimited, Inc. and subsidiary as of March 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Raich Ende Malter & Co. LLP

Melville, New York

June 29, 2017

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2017	2016
ASSETS

Current assets:
Cash and cash equivalents	$1,982,276	$1,398,848
Accounts receivable, net of allowance for doubtful accounts of $25,000 at March 31, 2017 and 2016	862,619	588,875
Inventories	369,796	216,108
Prepaid expenses and other current assets	35,752	18,419
Restricted cash	-	233,050

Total current assets	3,250,443	2,455,300

Property and equipment, net of accumulated depreciation of $32,562 and $77,690, at March 31, 2017 and 2016, respectively	170,998	26,859

Inventories - long-term portion	56,611	52,657
Intangible assets, net of accumulated amortization of $9,244 and $155,062, at March 31, 2017 and 2016, respectively	11,690	13,086
Other assets	104,907	17,644
Deferred tax asset	926,000	857,000
Total other assets	1,270,206	967,246

Total assets	$4,520,649	$3,422,546

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Note payable - bank	$-	$96,966
Capital lease payable	30,895	-
Accounts payable	269,007	276,171
Accrued expenses and other current liabilities	148,731	331,231
Customer deposits	125,142	108,342
Due to shareholder	195,562	246,696
Total current liabilities	769,337	1,059,406

Long-term liabilities
Capital lease payable, net of current portion	83,812	-

Total liabilities	853,149	1,059,406

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 authorized, 67,588,492 and 67,008,492 shares issued and outstanding at March 31, 2017 and March 31, 2016, respectively	33,794	33,504
Additional paid-in capital	33,294,069	33,195,759
Accumulated deficit	(29,660,363)	(30,866,123)
Total stockholders' equity	3,667,500	2,363,140

Total liabilities and stockholders' equity	$4,520,649	$3,422,546

The accompanying notes are an integral part of these

consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016

	2017	2016

Net revenues	$5,271,231	$4,513,070

Cost of revenues	2,611,493	2,104,254

Gross Profit	2,659,738	2,408,816

Operating expenses:
Research and development	168,812	91,774
Selling, general and administrative	1,241,991	1,451,399
Stock based compensation	98,600	598,699
Depreciation and amortization	11,774	3,961

Total operating expenses	1,521,177	2,145,833

Income from operations	1,138,561	262,983

Other income (expense):
Interest income	3,146	4,414
Interest expense	(4,947)	(6,059)
Total other income (expense)	(1,801)	(1,645)

Income before benefit from income taxes	1,136,760	261,338

Benefit from income taxes - deferred	69,000	857,000

Net income	$1,205,760	$1,118,338

Basic and diluted net income per common share:	$0.02	$.02

Weighted average shares of common stock outstanding - basic	67,145,150	66,284,930

Weighted average shares of common stock outstanding - diluted	67,145,150	66,284,930

The accompanying notes are an integral part of these

consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016

	Common Stock	Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at April 1, 2015	64,939,537	$32,470	$32,298,094	$(31,984,461)	$346,103

Net income		-	-	1,118,338	1,118,338

Stock based compensation		-	598,699	-	598,699

Advanced Plasma Therapies stock purchase	2,068,955	1,034	298,966	-	300,000

Balance at March 31, 2016	67,008,492	33,504	33,195,759	(30,866,123)	2,363,140

Stock based compensation	580,000	290	98,310	-	98,600

Net income		-	-	1,205,760	1,205,760

Balance at March 31, 2017	67,588,492	$33,794	$33,294,069	$(29,660,363)	$3,667,500

The accompanying notes are an integral part of these

consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2017 AND 2016

	2017	2016
Cash flows from operating activities:
Net income	$1,205,760	$1,118,338
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	98,600	598,699
Depreciation and amortization	17,538	5,015
Write-off of inventories	8,343	66,790
Deferred income tax	(69,000)	(857,000)
Increase (decrease) in cash flows as a result of changes in net assets and liabilities balances:
Accounts receivable	(273,744)	27,195
Inventories	(165,985)	(109,594)
Prepaid expenses and other current assets	(104,596)	(3,324)
Accounts payable	(7,164)	(53,120)
Customer deposit	16,800	9,240
Accrued expenses and other current liabilities	(182,500)	110,125
Due to shareholder	(51,134)	22,847
Net cash provided by operating activities	492,918	935,211

Cash flows from investing activities:
Purchase of equipment	(31,474)	(27,233)
Cash no longer restricted	233,050	(525)
Net cash provided by (used in) investing activities	201,576	(27,758)

Cash flows from financing activities:
Repayments of notes payable	(96,966)	(25,000)
Repayments of capital lease payable	(14,100)	-
Sale of common stock	-	300,000

Net cash provided by (used in) financing activities	(111,066)	275,000

Net increase in cash and cash equivalents	583,428	1,182,453

Cash and cash equivalents - beginning of year	1,398,848	216,395

Cash and cash equivalents - end of year	$1,982,276	$1,398,848

Cash paid for:
Interest	$4,947	$2,599
Taxes	$31,604	$1,000

Noncash Investing Activities:
Purchase of equipment with the assumption of capital lease	$128,807	$-

The accompanying notes are an integral part of these

consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017 AND 2016

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

CASH AND CASH EQUIVALENTS

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses to date as a result of this policy. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At March 31, 2017, approximately 1,659,000 exceeded the FDIC limit.

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

REVENUE RECOGNITION

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser. We offer a limited 90-day warranty on our electronics products and a limited 5-year warranty on our electronic controllers for spas and hot tubs. We have no other post shipment obligations. Based on prior experience, no amounts have been accrued for potential warranty costs and actual costs were less than $2,000, for each of the fiscal years ended March 31, 2017 and 2016. For contract manufacturing, revenues are recognized after shipment of the completed products.

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

RESTRICTED CASH

Restricted cash represents funds on deposit with a financial institution that secures the bank note payable. The bank note payable was paid-off in 2017 and accordingly, there is no restricted cash.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories that are expected to be sold within one operating cycle (1 year) are classified as a current asset. Inventories that are not expected to be sold within 1 year, based on historical trends, are classified as Inventories - long term portion.

PROPERTY & EQUIPMENT

We record our property and equipment at historical cost. We expense maintenance and repairs as incurred. Depreciation is provided for by the straight-line method over five to seven years, the estimated useful lives of the property and equipment.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to $46,129 and $32,124 for the fiscal years ended March 31, 2017 and 2016, respectively.

SHIPPING AND HANDLING COSTS

Shipping and handling costs incurred for the years ended March 31, 2017 and 2016 were approximately $6,092 and $11,831, respectively. Such costs are included in selling, general, and administrative expenses in the accompanying consolidated statements of income.

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

Jurisdiction	Fiscal Year
Federal	2013 and beyond
New Jersey	2012 and beyond

There are currently no tax years under examination by any major tax jurisdictions.

The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 31, 2017 and 2016, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Per share basic and diluted net income amounted to $0.02 and $0.02 for the fiscal years ended March 31, 2017 and 2016, respectively.

RECLASSIFICATION

Certain items in the 2016 consolidated financial statements have been reclassified to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2016, the FSAB issued ASU 2016-09, “Improvement to Employee Share-Based Payment Accounting.” The new guidance will require entities to recognize all income tax effects of awards in the income statement when the awards vest or are settled. It also will allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. For public business entities, the guidance is effective for fiscal years beginning after December 15, 2016 and interim periods within those years. For all other entities, it is effective for fiscal years beginning December 15, 2017, and interim periods within fiscal years beginning after December 15, 2018. Early adoption is permitted, but all of the guidance must be adopted in the same period. The Company is still evaluating the potential impact on the Company’s financial statements.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes, Balance Sheet Classifications of Deferred Taxes.” This amendment simplifies the presentation of deferred taxes by requiring that all deferred tax liabilities and assets now be recorded as noncurrent. This amendment is effective for interim and annual reporting periods beginning after December 15, 2016 with early adoption permissible. The Company adopted this amendment in March of 2017, which did not have any material impact on the Company’s results of operation.

In July 2015, the FASB issued ASU 2015-11, “Inventory. Simplifying the Measurement of Inventory.” This amendment only applies to entities that use the first-in, first-out (FIFO) or average cost methods of valuing inventory. Entities should now measure inventory at the lower of cost and net realizable value. This amendment aligns measurement of inventory in GAAP with the International Financial Reporting Standards (IFRS). This amendment is effective for annual periods beginning after December 15, 2016 with early adoption permitted. The Company will adopt this amendment in April of 2017. The Company does not believe that this amendment will have a material impact on their results of operation.

On May 14, 2014, FASB issued ASU 2015-14, “Revenue from Contracts with Customers,” which supersedes nearly all U.S. GAAP guidance on revenue recognition. The core principal of the standard is that revenue recognition should depict the transfer of goods and services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The new standard is effective for the Company for the fiscal year beginning April 1, 2018 and the effects of the standard on the Company’s consolidated financial statements are not known at this time.

Management does not believe that any other recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - INVENTORIES

Inventories at March 31, 2017 consisted of the following:

	Current	Long Term	Total
Raw materials	$338,443	$56,611	$395,054
Finished Goods	31,353	-	31,353
	$369,796	$56,611	$426,407

Inventories at March 31, 2016 consisted of the following:

	Current	Long Term	Total
Raw materials	$187,333	$51,939	$239,272
Finished Goods	28,775	718	29,493
	$216,108	$52,657	$268,765

The Company values its inventories at the first in, first out ("FIFO") method at the lower of cost or market.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2017 and 2016 consisted of the following:

	2017	2016
Computer equipment	$-	$13,364
Machinery and equipment	199,810	87,435
Leasehold improvements	3,750	3,750
	203,560	104,549

Accumulated depreciation and amortization	(32,562)	(77,690)

Property and equipment, net	$170,998	$26,859

Depreciation and amortization expense related to property and equipment amounted to $16,142 and $3,620 for the years ended March 31, 2017 and 2016, respectively.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets are being amortized using the straight-line method over periods ranging from 3-15 years with a weighted average remaining life of approximately 4.13 years.

	March 31, 2017				March 31, 2016
	Cost	Weighted Average Amortization Period (years)	Accumulated Amortization	Net Carrying Amount	Cost	Weighted Average Amortization Period (years)	Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$20,934	15	$(9,244)	$11,690	$82,702	15	$(69,616)	$13,086
Formulas					25,446	15	(25,446)	-

Non-Compete Agreement					50,000	7	(50,000)	-
Customer List					10,000	3	(10,000)	-
	$20,934		$(9,244)	$11,690	$168,148		$(155,062)	$13,086

Amortization expense was $1,395 for each of the years ended March 31, 2017 and 2016.

Estimated aggregate future amortization expense related to intangible assets is as follows:

For the fiscal years ended March 31,
2018	$1,395
2019	1,395
2020	1,395
2021	1,395
Thereafter	6,110
$11,690

NOTE 6 – NOTE PAYABLE, BANK

On August 21, 2008, the Company entered into a note payable with a commercial bank in the amount of $200,000. This note bears interest at a rate of 2% above the interest rate for the Company’s savings account at this bank. Interest rate at March 31, 2016 was 2.15%. The note was secured by cash on deposit with the institution, which was classified as restricted cash. Amounts outstanding under the note were payable on demand, and interest is payable monthly. During the year ended March 31, 2017, the Note was paid-off and the restrictions were lifted from the cash account.

NOTE 7 – CAPITAL LEASES

During September 2016 the Company leased equipment with a cost of approximately $129,000, under provisions of various long-term capital leases whereby the minimum lease payments have been capitalized. Accumulated depreciation at March 31, 2017 is approximately $2,000. The leases expire over various years through 2021. Depreciation of the leased assets is included in depreciation and amortization expense. The lease obligations are secured by the leased assets.

Future minimum lease payments under the above capital leases, as of March 31, 2017, are approximately as follows:

For the Years Ending March 31,
2018	$35,000
2019	35,000
2020	35,000
2021	18,000
123,000
Less: Amount attributable to imputed interest	8,000

Present value of minimum lease payments	115,000
Less: Current maturities	31,000

$84,000

NOTE 8 – CONCENTRATIONS

During the year ended March 31, 2017, one customer accounted for 59% of our net revenues. As of March 31, 2017, one customer accounted for 83% of our accounts receivable.

During the year ended March 31, 2016, one customers accounted for 45% of our net revenues. As of March 31, 2016, one customer accounted for 43% of our accounts receivable.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Revenues from foreign customers represented $332,693 of net revenue or 6.3% of net revenue for the year ended March 31, 2017. Revenues from foreign customers represented $374,130 of net revenue or 8.3% for the year ended March 31, 2016.

NOTE 9 - SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Electronics	Engineering	Total
Year ended March 31, 2017
Revenue from external customers	$1,285,353	$1,820,490	$2,165,388	$5,271,231
Segment operating income	$216,371	$361,484	$560,706	$1,138,561

Year ended March 31, 2016
Revenue from external customers	$1,412,179	$849,447	$2,251,444	$4,513,070
Segment operating income	$123,851	$41,473	$97,349	$262,983

Total assets at March 31, 2017	$1,110,111	$1,553,484	$1,857,054	$4,520,649

Total assets at March 31, 2016	$1,070,944	$644,189	$1,707,413	$3,422,546

NOTE 10 - INCOME TAXES

At March 31, 2017, the Company had federal and state net operating loss carry-forwards, (NOL’s) of approximately $2,288,000, which are due to expire through fiscal 2033. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Ultimate utilization of such NOL’s and credits is dependent upon the Company’s ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs.

Significant components of deferred tax assets are as follows as of March 31, 2017 and 2016:

	2017	2016

Deferred tax assets (liabilities):
Net operating loss carry-forward	$915,000	$1,407,000
Stock based compensation	279,000	239,000
Other	11,000	11,000
Deferred tax assets	1,205,000	1,657,000
Valuation allowance	(279,000)	(800,000)

Deferred tax asset, net	$926,000	$857,000

The change in the valuation allowance for the year ended March 31, 2016 decreased by $929,000.

The benefit from income taxes for the years ended at March 31, 2017 and 2016 differs from that amount using the statutory federal income tax rate as follows:

	2017	2016

Statutory federal income tax rate	34%	34%
Change in valuation allowance	(40%)	(362%)
Effective income tax rate	(6%)	(328%)

NOTE 11 - COMMITMENTS AND CONTINGENCIES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2019. The Company’s future minimum lease commitment at March 31, 2017 is as follows:

For the years ended March 31,

Year	Per year
2018	$104,625
2019	$26,156
$130,781

Rent and real estate tax expense for all facilities for the years ended March 31, 2017 and 2016 was approximately $127,000 and $126,000, respectively.

NOTE 12 – STOCK BASED COMPENSATION

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

The following table summarizes information on all common share purchase options issued by us as of March 31, 2017 and 2016.

	2017		2016
	# of Shares	Weighted Average Exercise Price	# of Shares	Weighted Average Exercise Price

Outstanding, beginning of year	3,000,000	$0.20	600,000	$0.01

Issued	-	$-	3,000,000	$0.20

Exercised	-	$-	-	$-

Expired	-	$-	(600,000)	$(0.01)

Outstanding, end of year	3,000,000	$0.20	3,000,000	$0.20

Exercisable, end of year	3,000,000	$0.20	3,000,000	$0.20

On October 26, 2016, ADM issued 290,000 shares of common stock at par value of $.0005 to two privately held companies for consulting and public relation services. On March 15, 2017, ADM issued an additional 290,000 shares at a par value of $.0005 to the same companies for additional services. During the year ended March 31, 2017, ADM issued a total of 580,000 shares of common stock. We estimated the value of these services to be $98,600 based on the quoted market price of a share of common stock on the date of issuance.

NOTE 13 - LEGAL PROCEEDINGS

None

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

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting as of March 31, 2017, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its assessment, management has concluded that our internal control over financial reporting was not effective as of March 31, 2017.

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

The Company believes that the financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of March 31, 2017 and 2016 and the related consolidated statements of income, stockholders’ equity (deficiency), and cash flows for the years ended March 31, 2017 and 2016, in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

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

Name	Age	Position
Andre' DiMino	61	President, Chief Executive Officer
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

ITEM 11. EXECUTIVE COMPENSATION

Name and Principal Position	Year	Salary	Bonus	Option	Other	Total
				Awards	Compensation
Andre' DiMino, Chief Executive Officer	2017	$138,972	$13,897	-	-	$152,869

	2016	$131,328	$13,132	-	-	$144,460

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

STOCKHOLDER MATTERS:

The following table sets forth information regarding ownership of shares of Company’s common stock, as of March 31, 2017, by (i) each person known to ADM to be the owner of 5% or more of ADM’s common stock (ii) each director and director nominee of ADM, (iii) the Named Officer, and (iv) all directors and officers of ADM as a group. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of the Company’s common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of any shares of Common Stock over which he or she has or shares, directly or indirectly, voting or investment power; or of which he or she has the right to acquire beneficial ownership at any time within 60 days after March 31, 2017. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. Common Stock beneficially owned and percentage ownership is based on 67,008,502 shares of Common Stock outstanding as of March 31, 2017.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Voting Agreement

Andre' DiMino has a voting agreement with respect to 3,000,000 shares of the Company's common stock held by Eugene Stricker,

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by Raich Ende Malter & Co. LLP ("Raich") for the audit of the Company's annual consolidated financial statements for the fiscal years ended March 31, 2017 and 2016, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the fiscal years ended March 31, 2017 and 2016, were approximately $69,000 for each year.

AUDIT-RELATED FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2017 and 2016 for assurance and related services by Raich that are reasonably related to the performance of the audit or review of the Company's financial statements and not reported above under “Audit Fees” were $0 for each year.

TAX FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2017 and 2016 for professional services rendered by Raich for tax compliance, tax advice and tax planning were $10,000 for each year.

ALL OTHER FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2017 and March 31, 2016 for products and services provided by Raich other than the services reported above under “Audit Fees”, “Audit Related Fees” and “Tax Fees” were $0.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of June, 2017.

ADM TRONICS UNLIMITED, INC.

By:	/s/ Andre' DiMino
Andre' Di Mino
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

		Title	Date

/s/	Andre' DiMino	Chief Executive Officer (Principal	June 29, 2017
	Andre' DiMino	Executive Officer, Principal
Financial Officer and Principal
Accounting Officer) and Director