Form 10-Q
period 2017-06-30
ADM TRONICS UNLIMITED, INC.
filed 2017-08-21
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Emerging growth company [ ]

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

67,588,492 shares of Common Stock, $.0005 par value, as of August 21, 2017.

December

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

 PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2017	2017
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$1,750,323	$1,982,276
Accounts receivable, net of allowance for doubtful accounts of $25,000	1,028,234	862,619
Inventories	486,649	369,796
Prepaid expenses and other current assets	18,505	35,752

Total current assets	3,283,711	3,250,443

Property and equipment, net of accumulated depreciation of $43,436 and $32,562, respectively	160,124	170,998

Inventories - long-term portion	20,331	56,611
Intangible assets, net of accumulated amortization of $9,593 and $9,244, respectively	11,341	11,690
Other assets	92,644	104,907
Deferred tax asset	851,000	926,000
Total other assets	1,135,440	1,270,206

Total assets	$4,419,151	$4,520,649

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Capital lease payable	$31,196	$30,895
Accounts payable	175,183	269,007
Accrued expenses and other current liabilities	141,770	148,731
Customer deposits	125,142	125,142
Due to stockholder	107,699	195,562
Total current liabilities	580,990	769,337

Long-term liabilities
Capital lease payable, net of current portion	78,778	83,812

Total liabilities	659,768	853,149

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 shares authorized, 67,588,492 shares issued and outstanding	33,794	33,794
Additional paid-in capital	33,294,069	33,294,069
Accumulated deficit	(29,568,480)	(29,660,363)
Total stockholders' equity	3,759,383	3,667,500

Total liabilities and stockholders' equity	$4,419,151	$4,520,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

	2017	2016

Net revenues	$1,146,355	$1,377,431

Cost of sales	456,545	508,324

Gross Profit	689,810	869,107

Operating expenses:
Research and development	149,957	20,401
Selling, general and administrative	364,371	326,210
Depreciation and amortization	7,491	1,452

Total operating expenses	521,819	348,063

Income from operations	167,991	521,044

Other income (expense):
Interest income	1,620	698
Interest expense	(728)	(512)
Total other income (expense)	892	186

Income before provision for income taxes	168,883	521,230

Provision for income taxes:
Current	2,000	-
Deferred	75,000	-

Total provision for income taxes	77,000	-

Net income	$91,883	$521,230

Basic and diluted earnings per common share:	$0.00	$0.01

Weighted average shares of common stock outstanding - basic	67,588,492	67,008,502

Weighted average shares of common stock outstanding - diluted	67,588,492	67,008,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2017 AND 2016

(Unaudited)

	2017	2016
Cash flows from operating activities:
Net income	$91,883	$521,230
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	11,223	2,410
Deferred taxes	75,000	-
Changes in operating assets and liabilities balances:
Accounts receivable	(165,615)	(95,760)
Inventories	(80,573)	(80,712)
Prepaid expenses and other current assets	29,511	(9,717)
Accounts payable	(93,824)	(78,699)
Accrued expenses and other current liabilities	(6,962)	64,418
Due to shareholder	(87,863)	14,256
Net cash provided by (used in) operating activities	(227,220)	337,426

Cash flows from investing activities:
Purchase of equipment	-	(4,970)
Restricted cash	-	(87)
Net cash provided by (used in) investing activities	-	(5,057)

Cash flows (used) in financing activities:
Repayments on notes payable	-	(6,000)
Repayments on capital lease payable	(4,733)	-

Net cash (used in) financing activities	(4,733)	(6,000)

Net (decrease) increase in cash and cash equivalents	(231,953)	326,369

Cash and cash equivalents - beginning of period	1,982,276	1,398,848

Cash and cash equivalents - end of period	$1,750,323	$1,725,217

Cash paid for:
Interest	$728	$512

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2017 AND MARCH 31, 2017

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

The accompanying unaudited condensed consolidated financial statements have been prepared by ADM pursuant to generally accepted accounting principles in the United States and the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the condensed financial position and operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements and the information included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended March 31, 2017 as disclosed in our annual report on Form 10-K for that year. The operating results and cash flows for three months ended June 30, 2017 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending March 31, 2018.

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

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser. We offer a limited 90-day warranty on our electronics products and a limited 5-year warranty on our electronic controllers for spas and hot tubs. We have no other post shipment obligations. Based on prior experience, no amounts have been accrued for potential warranty costs and actual costs were less than $2,000, for each of the three months ended June 30, 2017 and 2016. For contract manufacturing, revenues are recognized after shipment of the completed products.

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

Per share basic and diluted earnings amounted to $0.00 and $0.01 for the three months ended June 30, 2017 and 2016, respectively. There were 3,000,000 and 3,600,000 common stock equivalents at June 30, 2017 and 2016, respectively.

RECLASSIFICATION

Certain items in the prior financial statements have been reclassified to conform to the current period presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

Management is still evaluating the impact of recently issued, but not yet effective accounting pronouncements, if adopted. The effects of the standards on the Company’s consolidated financial statements are not known at this time.

NOTE 3 - INVENTORIES

Inventories at June 30, 2017 consisted of the following:

	Current	Long Term	Total
Raw materials	$479,875	$20,331	$500,206
Finished goods	6,774	-	6,774
	$486,649	$20,331	$506,980

Inventories at March 31, 2017 consisted of the following:

	Current	Long Term	Total
Raw materials	$338,443	$56,611	$395,054
Finished goods	31,353	-	31,353
	$369,796	$56,611	$426,407

The Company values its inventories at the first in, first out ("FIFO") method at the lower of cost or market.

 NOTE 4 – CONCENTRATIONS

During the three-month period ended June 30, 2017, two customers accounted for 60% of our net revenue.

During the three-month period ended June 30, 2016, one customer accounted for 57% of our net revenue.

As of June 30, 2017, one customer represented 78% of our accounts receivable.

As of March 31, 2017, one customer represented 83% of our accounts receivable.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Revenues from foreign customers represented $68,381 of net revenue or 6.0% for the three months ended June 30, 2017 and $88,849 of net revenue or 6.4% for the three months ended June 30, 2016.

As of June 30, 2017, and March 31, 2017, accounts receivable included $1,690 and $48,213, respectively, from foreign customers.

NOTE 5 - SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Electronics	Engineering	Total
Three months ended June 30, 2017
Revenue from external customers	$308,355	$493,592	$344,408	$1,146,355
Segment operating income	$65,446	$42,646	$59,899	$167,991

Three months ended June 30, 2016
Revenue from external customers	$291,484	$566,623	$519,324	$1,377,431
Segment operating income	$(1,009)	$280,107	$241,946	$521,044

Total assets at June 30, 2017	$1,188,698	$1,902,775	$1,327,678	$4,419,151

Total assets at March 31, 2017	$1,110,111	$1,553,484	$1,857,054	$4,520,649

NOTE 6 - OPTIONS OUTSTANDING

On September 2, 2015, ADM granted 3,000,000 stock options to employees at an exercise price of $0.20 per option and with a term of three years. The options were valued at $598,699 using the Black Scholes option pricing model with the following assumptions: risk free interest rate of 2.03%, volatility of 353%, estimated useful life of 3 years and dividend rate of 0%.

The following table summarizes information on all common share purchase options issued by us for the periods ended June 30, 2017 and March 31, 2017.

	June 30, 2017		March 31, 2017
	# of Shares	Weighted Average Exercise Price	# of Shares	Weighted Average Exercise Price

Outstanding, beginning of period	3,000,000	$0.20	3,000,000	$0.20

Issued	-	$-	-	$-

Exercised	-	$-	-	$-

Expired	-	$-	-	$-

Outstanding, end of period	3,000,000	$0.20	3,000,000	$0.20

Exercisable, end of period	3,000,000	$0.20	3,000,000	$0.20

NOTE 7 - COMMITMENTS AND CONTINGENCIES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2019. The Company’s future minimum lease commitment at June 30, 2017 is as follows:

For the twelve months ended June 30,
Period	Per year
2018	$104,625

$104,625

Rent and real estate tax expense for all facilities for the three months ended June 30, 2017 and 2016 was approximately $32,000 for each period.

On December 2, 2016, the Company entered into a capital lease agreement with a commercial bank in the amount of $85,680, including $6,930 in deferred interest, for the purchase of certain property and equipment. The lease has a term of forty-eight (48) months and is payable in forty-eight equal installments of $1,785. The balance of this obligation as of June 30, 2017, was $67,266.

On December 2, 2016, the Company entered into a capital lease agreement with a commercial bank in the amount of $54,710, including $4,710 in deferred interest, for the purchase of certain property and equipment. The lease has a term of forty-eight (48) months and is payable in forty-eight equal installments of $1,139. The balance of this obligation as of June 30, 2017, was $42,708.

NOTE 8 - INCOME TAXES

At June 30, 2017, the Company had federal and state net operating loss carry-forwards ("NOL")'s of approximately $2,101,000, which are due to expire through fiscal 2034. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Ultimate utilization of such NOL's and credits is dependent upon the Company's ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs.

The Company provides a partial valuation allowance for the deferred tax asset resulting from the uncertainty that the stock-based compensation will be deductible. During the three months ended June 30, 2017, the Company utilized approximately $187,000 in net operating losses and expects to utilize the entire $2,101,000 before expiration.

The effective rates were approximately 41% and (6%) for the three months ended June 30, 2017 and 2016, respectively. The 2016 tax rates were favorably impacted relative to the statutory rate by a decrease in the valuation allowance related to the estimated net operating loss carry-forward utilization.

NOTE 9 – DUE TO STOCKHOLDER

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "forecasts", "projects", or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-Q to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Item. 1 Description of Business – Risk Factors" and elsewhere in or incorporated by reference into our Annual Report on Form 10-K for the year ended March 31, 2017.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2017 AS COMPARED TO JUNE 30, 2016

For the three months ended June 30, 2017
	Chemical	Electronics	Engineering	Total
Revenue	$308,355	$493,592	$344,408	$1,146,355
Cost of Sales	107,995	214,723	133,827	456,545
Gross Profit	200,360	278,869	210,581	689,810
Gross Profit Percentage	65%	56%	61%	60%

Operating Expenses	134,914	236,223	150,682	521,819
Operating Income (Loss)	65,446	42,646	59,899	167,991
Other income (expenses)	240	384	268	892
Income before provision for income taxes	$65,686	$43,030	$60,167	$168,883

For the three months ended June 30, 2016
	Chemical	Electronics	Engineering	Total
Revenue	$291,484	$566,623	$519,324	$1,377,431
Cost of Sales	208,596	123,427	176,301	508,324
Gross Profit	82,888	443,196	343,023	869,107
Gross Profit Percentage	28%	78%	66%	63%

Operating Expenses	83,897	163,089	101,077	348,063
Operating Income (Loss)	(1,009)	280,107	241,946	521,044
Other income (expenses)	39	77	70	186
Income (loss) before benefit from income taxes	$(970)	$280,184	$242,016	$521,230

Variance
	Chemical	Electronics	Engineering	Total
Revenue	$16,871	$(73,031)	$(174,916)	$(231,076)
Cost of Sales	(100,601)	91,296	(42,474)	(51,779)
Gross Profit	117,472	(164,327)	(132,442)	(179,297)
Gross Profit Percentage	37%	-22%	-5%	-3%

Operating Expenses	51,017	73,134	49,605	173,756
Operating Income (Loss)	66,455	(237,461)	(182,047)	(353,053)
Other income (expenses)	201	307	198	706
Income (loss) before benefit from income taxes	$66,656	$(237,154)	$(181,849)	$(352,347)

Revenues for the three months ended June 30, 2017 decreased by $231,076 or 17% due to decreases in electronics revenue of $73,031 and engineering of $174,916, partially offset by an increase in sales in our chemical division of $16,871. The decrease in the engineering division is primarily the result of decreased sales volume from one customer. The decrease in the electronics division is primarily the result of decreased sales volume.

Gross profit for the three months ended June 30, 2017 decreased by $179,297. The decrease in gross profit resulted from lower sales for the quarter.

We are highly dependent upon certain customers. During the three months ended June 30, 2017 two customers accounted for 60% of our revenue. During the three months ended June 30, 2016, one customer accounted for 57% of our revenue. The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results.

Income from operations for the three months ended June 30, 2017 decreased by $335,053 due mostly from reduced sales of $231,076, coupled with increases in research and development expenses of $129,556 and selling, general and administrative expenses of $38,161. Selling, general, and administrative expenses increased by $38,161 or 12%, from $326,210 to $364,371, mainly due to an increase of $17,686 in advertising and promotion and a $24,220 increase in consulting fees.

Interest income increased $922 for the three months ended June 30, 2017. The increase is due to increased funds invested in a money market account.

The foregoing resulted in net income for the three months ended June 30, 2017 of $91,883. Earnings per share were $0.00 and $0.01 per share for the three months ended June 30, 2017 and 2016, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2017, we had cash and cash equivalents of $1,750,323 as compared to $1,982,276 at March 31, 2017. The $231,953 decrease was primarily the result of cash used in operations during the three-month period in the amount of $227,220, coupled by cash used in financing activities of $4,733. Our cash will continue to be used for increased marketing costs, and the related administrative expenses all in an attempt to increase our revenue, as well as increased expenditures for our internal R&D.  We expect to have enough cash to fund operations for the next twelve months.

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

Based on current expectations, we believe that our existing cash of $1,750,323 as of June 30, 2017, and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash used in operating activities was $227,220 for the three months ended June 30, 2017, as compared to net cash provided by operating activities of $337,426 for the three months ended June 30, 2016.  The cash used during the three months ended June 30, 2017 was primarily due to net income of $91,883 plus depreciation and amortization of $11,224 coupled with a decrease in net operating liabilities of $188,649, partially offset by a decrease in net operating assets of $228,940.

In addition, we have increased our internal R&D expenditures as we are now devoting more of our engineering resources to advance our own proprietary medical device technologies.

INVESTING ACTIVITIES

No cash was provided for or used in investing activities for the three months ended June 30, 2017.

FINANCING ACTIVITIES

For the three months ended June 30, 2017, net cash used in financing activities was $4,733. Cash was used for repayments on capital lease obligations.

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

Cash and cash equivalents – For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at inception. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held at these accounts are current insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At June 30, 2017, approximately $1,660,000 exceeded the FDIC limit.

Our sales are materially dependent on a small group of customers, as noted in Note 4 of our condensed consolidated financial statements. We monitor our credit risk associated with our receivables on a routine basis. We also maintain credit controls for evaluating and granting customer credit.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Ru1e 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended June 30, 2017, there were no changes in the Company's internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

The determination that our disclosure controls and procedures were not effective as of June 30, 2017, is a result of:

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

The Company believes that the financial statements present fairly, in all material respects, the Company’s condensed consolidated balance sheets as of June 30, 2017, and March 31, 2017 and the related condensed consolidated statements of operations, and cash flows for the three months ended June 30, 2017 and 2016, in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

NONE

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended March 31, 2017.

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
August 21, 2017