Form 10-Q
period 2017-09-30
ADM TRONICS UNLIMITED, INC.
filed 2017-11-20
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

67,588,492 shares of Common Stock, $.0005 par value, as of November 20, 2017.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

 PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2017	2017
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$1,799,300	$1,982,276
Accounts receivable, net of allowance for doubtful accounts of $25,000	1,296,896	862,619
Inventories	483,423	369,796
Prepaid expenses and other current assets	22,312	35,752

Total current assets	3,601,931	3,250,443

Property and equipment, net of accumulated depreciation of $51,733 and $32,562, respectively	151,827	170,998

Inventories - long-term portion	56,611	56,611
Intangible assets, net of accumulated amortization of $9,942 and $9,244, respectively	10,992	11,690
Other assets	92,114	104,907
Deferred tax asset	772,000	926,000
Total other assets	1,083,544	1,270,206

Total assets	$4,685,475	$4,520,649

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Capital lease payable	$31,499	$30,895
Accounts payable	288,806	269,007
Accrued expenses and other current liabilities	163,047	148,731
Customer deposits	125,142	125,142
Due to stockholder	112,612	195,562
Total current liabilities	721,106	769,337

Long-term liabilities
Capital lease payable, net of current portion	70,427	83,812

Total liabilities	791,533	853,149

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 shares authorized, 67,588,492 shares issued and outstanding	33,794	33,794
Additional paid-in capital	33,294,069	33,294,069
Accumulated deficit	(29,433,921)	(29,660,363)
Total stockholders' equity	3,893,942	3,667,500
Total liabilities and stockholders' equity	$4,685,475	$4,520,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2017	2016	2017	2016

Net revenues	$1,069,706	$1,380,338	$2,216,061	$2,757,769

Cost of sales	355,938	636,231	812,483	1,096,158

Gross Profit	713,768	744,107	1,403,578	1,661,611

Operating expenses:
Research and development	139,227	17,395	289,184	37,796
Selling, general and administrative	359,431	296,762	723,802	671,369
Depreciation and amortization	3,752	1,487	11,243	2,939

Total operating expenses	502,410	315,644	1,024,229	712,104

Income from operations	211,358	428,463	379,349	949,507

Other income (expense):
Interest income	4,928	762	6,548	1,460
Interest and finance expenses	(727)	(331)	(1,455)	(843)
Total other income (expense)	4,201	431	5,093	617

Income before provision for income taxes	215,559	428,894	384,442	950,124

Provision for income taxes:
Current	2,000	-	4,000	-
Deferred	79,000	-	154,000	-
Total provision for income taxes	81,000	-	158,000	-

Net income	$134,559	$428,894	$226,442	$950,124

Basic and diluted earnings per common share:	$0.00	$0.01	$0.00	$0.01

Weighted average shares of common stock outstanding - basic and diluted	67,588,492	67,008,502	67,588,492	67,008,502

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(Unaudited)

	2017	2016
Cash flows from operating activities:
Net income	$226,442	$950,124
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,869	4,772
Deferred taxes	154,000	-
Changes in operating assets and liabilities balances:
Accounts receivable	(434,277)	(328,879)
Inventories	(113,627)	(118,604)
Prepaid expenses and other current assets	26,234	(750)
Accounts payable	19,799	(159,759)
Accrued expenses and other current liabilities	14,315	(82,368)
Due to shareholder	(82,950)	28,512
Net cash provided by (used in) operating activities	(170,195)	293,048

Cash flows from investing activities:
Purchase of equipment	-	(4,970)
Restricted cash	-	(165)
Net cash used in investing activities	-	(5,135)

Cash flows from financing activities:
Repayments on notes payable	-	(10,000)
Repayments on capital lease payable	(12,781)	-

Net cash provided by (used in) financing activities	(12,781)	(10,000)

Net increase (decrease) in cash and cash equivalents	(182,976)	277,913

Cash and cash equivalents - beginning of period	1,982,276	1,398,848

Cash and cash equivalents - end of period	$1,799,300	$1,676,761
Cash paid for interest	$1,455	$843

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2017 AND MARCH 31, 2017

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

The accompanying unaudited condensed consolidated financial statements have been prepared by ADM pursuant to generally accepted accounting principles in the United States and the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the condensed financial position and operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended March 31, 2017 as disclosed in our annual report on Form 10-K for that year. The operating results and cash flows for three and six months ended September 30, 2017 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending March 31, 2018.

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

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser. We offer a limited 90-day warranty on our electronics products and a limited 5-year warranty on our electronic controllers for spas and hot tubs. We have no other post shipment obligations. Based on prior experience, no amounts have been accrued for potential warranty costs and actual costs were less than $2,000, for each of the three and six months ended September 30, 2017 and 2016. For contract manufacturing, revenues are recognized after shipment of the completed products.

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

Per share basic and diluted earnings amounted to $0.00 and $0.01 for the three and six months ended September 30, 2017 and 2016, respectively. There were 3,000,000 common stock equivalents at September 30, 2017 and 2016, respectively.

RECLASSIFICATION

Certain items in the prior period condensed consolidated financial statements have been reclassified to conform to the current period presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

Management is still evaluating the impact of recently issued, but not yet effective accounting pronouncements, if adopted. The effects of the standards on the Company’s consolidated financial statements are not known at this time.

NOTE 3 - INVENTORIES

Inventories at September 30, 2017 consisted of the following:

	Current	Long Term	Total
Raw materials	$447,639	$56,611	$504,250
Finished goods	35,784	-	35,784
	$483,423	$56,611	$540,034

Inventories at March 31, 2017 consisted of the following:

	Current	Long Term	Total
Raw materials	$338,443	$56,611	$395,054
Finished goods	31,353	-	31,353
	$369,796	$56,611	$426,407

The Company values its inventories at the first in, first out method at the lower of cost or market.

 NOTE 4 – CONCENTRATIONS

During the three months ended September 30, 2017 three customers accounted for 49% of our revenue. During the six months ended September 30, 2017 three customers accounted for 47% of our revenue. During the three months ended September 30, 2016 one customer accounted for 58% of our revenue. During the six months ended September 30, 2016, one customer accounted for 57% of our revenue.

As of September 30, 2017, three customers represented 92% of our accounts receivable.

As of March 31, 2017, one customer represented 83% of our accounts receivable.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Revenues from foreign customers for the three and six months ended September 30, 2017 was $90,625 or 8% and $158,657 or 7%, respectively.

Revenue from foreign customers for the three and six months ended September 30, 2016 was $97,866 or 7% and $198,398 or 7%, respectively.

As of September 30, 2017, and March 31, 2017, accounts receivable included $3,904 and $48,213, respectively, from foreign customers.

NOTE 5 - SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Electronics	Engineering	Total
Three months ended September 30, 2017
Revenue from external customers	$310,757	$343,165	$415,784	$1,069,706
Segment operating income	$21,105	$74,333	$115,920	$211,358

Six months ended September 30, 2017
Revenue from external customers	$619,112	$836,757	$760,192	$2,216,061
Segment operating income	$86,555	$116,981	$175,813	$379,349

Three months ended September 30, 2016
Revenue from external customers	$363,364	$370,450	$646,524	$1,380,338
Segment operating income	$102,390	$98,384	$227,689	$428,463

Six months ended September 30, 2016
Revenue from external customers	$654,848	$937,073	$1,165,848	$2,757,769
Segment operating income	$101,215	$378,958	$469,334	$949,507

Total assets at September 30, 2017	$1,309,003	$1,769,178	$1,607,294	$4,685,475

Total assets at March 31, 2017	$1,110,111	$1,553,484	$1,857,054	$4,520,649

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

The following table summarizes information on all common share purchase options issued by us for the periods ended September 30, 2017 and March 31, 2017.

	September 30, 2017		March 31, 2017
	# of Shares	Weighted Average Exercise Price	# of Shares	Weighted Average Exercise Price

Outstanding, beginning of period	3,000,000	$0.20	3,000,000	$0.20

Issued	-	$-	-	$-

Exercised	-	$-	-	$-

Expired	-	$-	-	$-

Outstanding, end of period	3,000,000	$0.20	3,000,000	$0.20

Exercisable, end of period	3,000,000	$0.20	3,000,000	$0.20

NOTE 7 - COMMITMENTS AND CONTINGENCIES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2019. The Company’s future minimum lease commitment at September 30, 2017 is as follows:

For the twelve months ended September 30,

Period	Per year
2018	$78,469

$78,469

Rent and real estate tax expense for all facilities for the three and six months ended September 30, 2017 and 2016 was approximately $28,000 and $60,000, respectively.

On December 2, 2016, the Company entered into a capital lease agreement with a commercial bank in the amount of $85,680, including $6,930 in deferred interest, for the purchase of certain property and equipment. The lease has a term of forty-eight (48) months and is payable in forty-eight equal installments of $1,785. The balance of this obligation as of September 30, 2017, was $62,343.

On December 2, 2016, the Company entered into a capital lease agreement with a commercial bank in the amount of $54,710, including $4,710 in deferred interest, for the purchase of certain property and equipment. The lease has a term of forty-eight (48) months and is payable in forty-eight equal installments of $1,139. The balance of this obligation as of September 30, 2017, was $39,583.

NOTE 8 - INCOME TAXES

At September 30, 2017, the Company had federal net operating loss carry-forwards ("NOL")'s of approximately $1,902,000, which are due to expire through fiscal 2034. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal income taxes otherwise payable. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Ultimate utilization of such NOL's and credits is dependent upon the Company's ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs.

The Company provides a partial valuation allowance for the deferred tax asset resulting from the uncertainty that the stock-based compensation will be deductible. During the six months ended September 30, 2017, the Company utilized approximately $386,000 in net operating losses and expects to utilize the entire $1,902,000 before expiration.

The effective rates were approximately 41% and (6%) for the three and six months ended September 30, 2017 and 2016, respectively. The 2016 tax rates were favorably impacted relative to the statutory rate by a decrease in the valuation allowance related to the estimated net operating loss carry-forward utilization.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2017 AS COMPARED TO SEPTEMBER 30, 2016

For the Three Months Ended September 30, 2017
	Chemical	Electronics	Engineering	Total
Revenue	$310,757	$343,165	$415,784	$1,069,706
Cost of Sales	138,418	118,317	99,203	355,938
Gross Profit	172,339	224,848	316,581	713,768
Gross Profit Percentage	55%	66%	76%	67%

Operating Expenses	151,230	150,513	200,667	502,410
Operating Income (Loss)	21,109	74,335	115,914	211,358
Other income (expenses)	1,183	1,560	1,458	4,201
Income (loss) before benefit from income taxes	$22,292	$75,895	$117,372	$215,559

For the Three Months Ended September 30, 2016
	Chemical	Electronics	Engineering	Total
Revenue	$363,364	$370,450	$646,524	$1,380,338
Cost of Sales	175,777	193,184	267,269	636,231
Gross Profit	187,587	177,266	379,255	744,107
Gross Profit Percentage	52%	48%	59%	54%

Operating Expenses	85,197	78,882	151,565	315,644
Operating Income (Loss)	102,390	98,384	227,689	428,463
Other income (expenses)	108	133	190	431
Income (loss) before benefit from income taxes	$102,498	$98,517	$227,879	$428,894

Variance
	Chemical	Electronics	Engineering	Total
Revenue	$(52,607)	$(27,285)	$(230,740)	$(310,632)
Cost of Sales	(37,359)	(74,867)	(168,066)	(280,293)
Gross Profit	(15,248)	47,582	(62,674)	(30,339)
Gross Profit Percentage	4%	18%	17%	13%

Operating Expenses	66,033	71,631	49,102	186,766
Operating Income (Loss)	(81,281)	(24,049)	(111,775)	(217,105)
Other income (expenses)	1,075	1,427	1,268	3,770
Income (loss) before benefit from income taxes	$(80,206)	$(22,622)	$(110,507)	$(213,335)

For the Six Months Ended September 30, 2017
	Chemical	Electronics	Engineering	Total
Revenue	$619,112	$836,757	$760,192	$2,216,061
Cost of Sales	246,413	333,040	233,030	812,483
Gross Profit	372,699	503,717	527,162	1,403,578
Gross Profit Percentage	60%	60%	69%	63%

Operating Expenses	286,144	386,736	351,349	1,024,229
Operating Income (Loss)	86,555	116,981	175,813	379,349
Other income (expenses)	1,423	1,944	1,726	5,093
Income (loss) before benefit from income taxes	$87,978	$118,925	$177,539	$384,442

For the Six Months Ended September 30, 2016
	Chemical	Electronics	Engineering	Total
Revenue	$654,848	$937,073	$1,165,848	$2,757,769
Cost of Sales	384,540	316,146	395,471	1,096,158
Gross Profit	270,308	620,927	770,377	1,661,611
Gross Profit Percentage	41%	66%	66%	60%

Operating Expenses	169,093	241,969	301,042	712,104
Operating Income (Loss)	101,215	378,958	469,334	949,507
Other income (expenses)	147	210	260	617
Income (loss) before benefit from income taxes	$101,362	$379,168	$469,594	$950,124

Variance
	Chemical	Electronics	Engineering	Total
Revenue	$(35,736)	$(100,316)	$(405,656)	$(541,708)
Cost of Sales	(138,127)	16,894	(162,441)	(283,675)
Gross Profit	102,391	(117,210)	(243,215)	(258,033)
Gross Profit Percentage	19%	-6%	3%	3%

Operating Expenses	117,051	144,767	50,307	312,125
Operating Income (Loss)	(14,660)	(261,977)	(293,521)	(570,158)
Other income (expenses)	1,276	1,734	1,466	4,476
Income (loss) before benefit from income taxes	$(13,384)	$(260,243)	$(292,055)	$(565,682)

Revenues for the three and six months ended September 30, 2017 decreased by$310,632 and $541,708, respectively.

The decreases are a result of reduced sales in all segments of the company and, for the three months ended September 30, 2017, are comprised of a decrease in chemical of $52,607, a decrease in electronics of $27,285 and a decrease in engineering of $230,740. The decrease in the engineering division is primarily the result of decreased sales volume from one customer. The decrease in the electronics and chemical divisions is primarily the result of overall decreased sales volume.

The decrease in the six-month revenue of $541,708 is comprised a decrease of $35,736 in the chemical segment, $100,316 in the electronics segment and $405,656 in engineering. The decrease in the engineering division is primarily the result of decreased sales volume from one customer. The decrease in the electronics and chemical divisions is primarily the result of overall decreased sales volume.

Gross profit for the three months ended September 30, 2017 decreased by $30,339. Gross profit for the six months ended September 30, 2017 decreased $283,675 The decrease in gross profit resulted from lower sales for the three and six-month periods.

We are highly dependent upon certain customers. During the three months ended September 30, 2017 three customers accounted for 49% of our revenue. During the six months ended September 30, 2017 three customers accounted for 47% of our revenue. During the three months ended September 30, 2016 one customer accounted for 58% of our revenue. During the six months ended September 30, 2016, one customer accounted for 57% of our revenue. The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results.

Income from operations for the three months ended September 30, 2017 decreased by $217,105. Income from operations for the six months ended September 20, 2017 decreased by $570,158. The reduction of operating income for both periods is from reduced sales as described above coupled with increased operating expenses of $186,766 and $312,125 for the three and six-month periods, respectively. For the three months ended September 30, 2017, operating expense increase is partly due to increased wages of approximately $39,000, increase in insurance costs of approximately $24,400 and an increase in research and development costs of approximately $121,600. For the six months ended September 30, 2017 wages increased approximately $45,600, advertising increased approximately $20,900 and research and development increased approximately $251,400.

Interest income increased $4,166 and $5,088 for the three and six months ended September 30, 2017, respectively. The increase is due to increased funds invested in a money market account.

The foregoing resulted in net income for the three and six months ended September 30, 2017 of $134,559 and $226,442, respectively. Earnings per share were $0.00 for both the three months and six months ended September 30, 2017. Earnings per share for the three and six months ended September 30, 2016 are 0.01 per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2017, we had cash and cash equivalents of $1,799,300 as compared to $1,982,276 at March 31, 2017. The $182,976 decrease was primarily the result of cash used in operations during the six-month period in the amount of $170,195, coupled by cash used in financing activities of $12,781. Our cash will continue to be used for increased marketing costs, and the related administrative expenses all in an attempt to increase our revenue, as well as increased expenditures for our internal R&D.  We expect to have enough cash to fund operations for the next twelve months.

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

Based on current expectations, we believe that our existing cash of $1,799,300 as of September 30, 2017, and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash used in operating activities was $170,195 for the six months ended September 30, 2017, as compared to net cash provided by operating activities of $293,048 for the six months ended September 30, 2016.  The cash used during the six months ended September 30, 2017 was primarily due to net income of $226,442 plus depreciation and amortization of $19,869 coupled with a decrease in net operating liabilities of $48,836,coupled by a decrease in net operating assets of $521,670

In addition, we have increased our internal R&D expenditures as we are now devoting more of our engineering resources to advance our own proprietary medical device technologies.

INVESTING ACTIVITIES

No cash was provided for or used in investing activities for the six months ended September 30, 2017.

FINANCING ACTIVITIES

For the six months ended September 30, 2017, net cash used in financing activities was $12,781. Cash was used for repayments on capital lease obligations.

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

Cash and cash equivalents – For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at inception. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held at these accounts are current insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At September 30, 2017, approximately $1,427,000 exceeded the FDIC limit.

Our sales are materially dependent on a small group of customers, as noted in Note 4 of our condensed consolidated financial statements. We monitor our credit risk associated with our receivables on a routine basis. We also maintain credit controls for evaluating and granting customer credit.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Ru1e 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended September 30, 2017, there were no changes in the Company's internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

The determination that our disclosure controls and procedures were not effective as of September 30, 2017, is a result of:

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

The Company believes that the financial statements present fairly, in all material respects, the Company’s condensed consolidated balance sheets as of September 30, 2017, and March 31, 2017 and the related condensed consolidated statements of operations, and cash flows for the three and six months ended September 30, 2017 and 2016, in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

During September 2017, a suit was filed by a vendor for $33,000 claiming non-payment for services regarding investor relations and marketing.  The Company has filed a countersuit for $12,000 and 300,000 shares of its common stock, paid to the vendor due to lack of performance and other factors.  The Company believes the suit is without merit and intends to vigorously pursue its counterclaims.  As the lawsuit is in the initial stages, additional detail is not available at this time.

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
November 20, 2017