Form 10-Q
period 2017-12-31
ADM TRONICS UNLIMITED, INC.
filed 2018-02-14
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

67,588,492 shares of Common Stock, $.0005 par value, as of February 14, 2018.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

 PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2017	2017
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$1,624,338	$1,982,276
Accounts receivable, net of allowance for doubtful accounts of $25,000	1,493,375	862,619
Inventories	500,946	369,796
Prepaid expenses and other current assets	16,533	35,752

Total current assets	3,635,192	3,250,443

Property and equipment, net of accumulated depreciation of $60,970 and $32,562, at December 31, 2017 and and March 31, 2017, respectively	142,590	170,998

Inventories - long-term portion	56,611	56,611
Intangible assets, net of accumulated amortization of $10,290 and $9,244, at December 31, 2017 and and March 31, 2017, respectively	10,643	11,690
Other assets	91,814	104,907
Deferred tax asset	537,000	926,000
Total other assets	838,658	1,270,206

Total assets	$4,473,850	$4,520,649

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Capital lease payable	$31,196	$30,895
Accounts payable	308,370	269,007
Accrued expenses and other current liabilities	137,782	148,731
Customer deposits	125,142	125,142
Due to stockholder	130,551	195,562
Total current liabilities	733,041	769,337

Long-term liabilities
Capital lease payable, net of current portion	62,684	83,812

Total liabilities	795,725	853,149

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 shares authorized, 67,588,492 shares issued and outstanding	33,794	33,794
Additional paid-in capital	33,294,069	33,294,069
Accumulated deficit	(29,649,738)	(29,660,363)
Total stockholders' equity	3,678,125	3,667,500

Total liabilities and stockholders' equity	$4,473,850	$4,520,649

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2017	2016	2017	2016

Net revenues	$1,021,042	$1,156,512	$3,237,103	$3,914,281

Cost of sales	539,184	599,607	1,351,667	1,695,765

Gross profit	481,858	556,905	1,885,436	2,218,516

Operating expenses:
Research and development	109,167	113,752	398,351	151,548
Selling, general and administrative	351,609	433,712	1,075,411	1,105,081
Stock based compensation	-	46,400	-	46,400
Depreciation and amortization	5,429	2,951	16,672	5,890

Total operating expenses	466,205	596,815	1,490,434	1,308,919

Income (loss) from operations	15,653	(39,910)	395,002	909,597

Other income (expense):
Interest income	5,258	835	11,806	2,295
Interest and finance expenses	(728)	(3,546)	(2,183)	(4,389)
Total other income (expense)	4,530	(2,711)	9,623	(2,094)

Income (loss) before provision for income taxes	20,183	(42,621)	404,625	907,503

Provision for income taxes:
Current	1,000	-	5,000	-
Deferred	235,000	-	389,000	-
Total provision for income taxes	236,000	-	394,000	-

Net (loss) income	$(215,817)	$(42,621)	$10,625	$907,503

Basic and diluted earnings per common share:	$0.00	$(0.00)	$0.00	$0.01

Weighted average shares of common stock outstanding - basic and diluted	67,588,492	67,216,545	67,588,492	67,078,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2017 AND 2016

(Unaudited)

	2017	2016
Cash flows from operating activities:
Net income	$10,625	$907,503
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	29,455	46,400
Stock based compensation	-	8,892
Deferred taxes	389,000	-
Changes in operating assets and liabilities balances:
Accounts receivable	(630,756)	(712)
Inventories	(131,150)	(237,126)
Prepaid expenses and other current assets	32,312	(150,879)
Accounts payable	39,363	116,407
Accrued expenses and other current liabilities	(10,949)	(214,525)
Due to stockholder	(65,011)	28,027
Net cash (used in) provided by operating activities	(337,111)	503,987

Cash flows from investing activities:
Purchase of property and equipment	-	(8,070)
Restricted cash	-	(224)
Net cash (used in) investing activities	-	(8,294)

Cash flows (used in) financing activities:
Repayments on notes payable	-	(18,000)
Repayments on capital lease payable	(20,827)	(2,739)

Net cash (used in) financing activities	(20,827)	(20,739)

Net increase (decrease) in cash and cash equivalents	(357,938)	474,954

Cash and cash equivalents - beginning of period	1,982,276	1,398,848

Cash and cash equivalents - end of period	$1,624,338	$1,873,802

Cash paid for:
Interest	$2,183	$4,389
Non-cash investing activities
Purchase of equipment with the assumption of capital lease obligation	$-	$128,807

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

DECEMBER 31, 2017 AND MARCH 31, 2017

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

The accompanying unaudited condensed consolidated financial statements have been prepared by ADM pursuant to generally accepted accounting principles in the United States and the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the condensed financial position and operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended March 31, 2017 as disclosed in our annual report on Form 10-K for that year. The operating results and cash flows for three and nine months ended December 31, 2017 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending March 31, 2018.

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

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser. We offer a limited 90-day warranty on our electronics products and a limited 5-year warranty on our electronic controllers for spas and hot tubs. We have no other post shipment obligations. Based on prior experience, no amounts have been accrued for potential warranty costs and actual costs were less than $2,000, for each of the three and nine months ended December 31, 2017 and 2016. For contract manufacturing, revenues are recognized after shipment of the completed products.

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

Per share basic and diluted earnings amounted to $0.00 for both the three and nine months ended December 31, 2017 and $(0.00) and $0.01 for the three and nine months ended December 31, 2016, respectively. There were 3,000,000 common stock equivalents at December 31, 2017 and 2016, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2015, the FASB issued ASU 2015-11, “Inventory. Simplifying the Measurement of Inventory.” This amendment requires companies to measure inventory at the lower of cost and net realizable value. The Company adopted this amendment in April of 2017, and the implementation did not have a material impact on the Company's financial statements.

Management is still evaluating the impact of recently issued, but not yet effective accounting pronouncements, if adopted. The effects of the standards on the Company’s consolidated financial statements are not known at this time.

NOTE 3 - INVENTORIES

Inventories at December 31, 2017 consisted of the following:

	Current	Long Term	Total
Raw materials	$489,860	$56,611	$546,471
Finished goods	11,086	-	11,086
	$500,946	$56,611	$557,557

Inventories at March 31, 2017 consisted of the following:

	Current	Long Term	Total
Raw materials	$338,443	$56,611	$395,054
Finished goods	31,353	-	31,353
	$369,796	$56,611	$426,407

The Company values its inventories at the lower of cost and net realizable value using the first in, first out method.

 NOTE 4 – CONCENTRATIONS

During the three months ended  December 31, 2017 three customers accounted for 52% of our net revenue. During the nine months ended December 31, 2017 three customers accounted for 59% of our net revenue.

During the three-month period ended December 31, 2016, one customer accounted for 71% of our net revenue.  During the nine-month period ended December 31, 2016, one customer accounted for 61% of our net revenue

As of December 31, 2017, three customers represented 90% of our accounts receivable.

As of March 31, 2017, one customer represented 83% of our accounts receivable.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Net revenues from foreign customers for the three and nine months ended December 31, 2017 was $92,967 or 10% and $251,825 or 8%, respectively.

Revenues from foreign customers represented $48,750 of net revenue or 4.2% for the three months ended December 31, 2016. Revenues from foreign customers represented $602,405 of net revenue or 15.4% for the nine months ended December 31, 2016.

As of  December 31, 2017, and March 31, 2017, accounts receivable included $1,902 and $48,213, respectively, from foreign customers.

NOTE 5 - SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Electronics	Engineering	Total
Three months ended December 31, 2017
Revenue from external customers	$432,803	$123,685	$464,554	$1,021,042
Segment operating income (loss)	$25,646	$22,111	$(32,104)	$15,653

Nine months ended December 31, 2017
Revenue from external customers	$1,051,914	$960,442	$1,224,747	$3,237,103
Segment operating income	$88,622	$95,172	$211,208	$395,002

Three months ended December 31, 2016
Revenue from external customers	$288,083	$410,784	$457,645	$1,156,512
Segment operating income (loss)	$27,225	$(9,544)	$(57,591)	$(39,910)

Nine months ended December 31, 2016
Revenue from external customers	$942,931	$1,347,857	$1,623,493	$3,914,281
Segment operating income	$128,440	$369,414	$411,743	$909,597

Total assets at December 31, 2017	$1,453,802	$1,327,382	$1,692,666	$4,473,850

Total assets at March 31, 2017	$1,110,111	$1,553,484	$1,857,054	$4,520,649

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

The following table summarizes information on all common share purchase options issued by us for the periods ended  December 31, 2017 and March 31, 2017.

	December 31, 2017		March 31, 2017
	# of Shares	Weighted Average Exercise Price	# of Shares	Weighted Average Exercise Price

Outstanding, beginning of year period	3,000,000	$0.20	3,000,000	$0.20

Issued	-	$-	-	$-

Exercised	-	$-	-	$-

Expired	-	$-	-	$-

Outstanding, end of period	3,000,000	$0.20	3,000,000	$0.20

Exercisable, end of period	3,000,000	$0.20	3,000,000	$0.20

 NOTE 7 - COMMITMENTS AND CONTINGENCIES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2018. The Company’s future minimum lease commitment at December 31, 2017 is as follows:

For the twelve-month period ending December 31,	Amount
2018	$52,313
$52,313

Rent and real estate tax expense for all facilities for the three and nine months ended December 31, 2017 and 2016 was approximately $28,000 and $96,000, respectively.

On December 2, 2016, the Company entered into a capital lease agreement with a commercial bank in the amount of $85,680, including $6,930 in deferred interest, for the purchase of certain property and equipment. The lease has a term of forty-eight (48) months and is payable in forty-eight equal installments of $1,785. The balance of this obligation as of  December 31, 2017, was $57,422.

On December 2, 2016, the Company entered into a capital lease agreement with a commercial bank in the amount of $54,710, including $4,710 in deferred interest, for the purchase of certain property and equipment. The lease has a term of forty-eight (48) months and is payable in forty-eight equal installments of $1,139. The balance of this obligation as of  December 31, 2017, was $36,458

NOTE 8 - INCOME TAXES

At  December 31, 2017, the Company had federal net operating loss carry-forwards ("NOL")'s of approximately $1,881,000, which are due to expire through fiscal 2034. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal income taxes otherwise payable. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Ultimate utilization of such NOL's and credits is dependent upon the Company's ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs.

The Company provides a partial valuation allowance for the deferred tax asset resulting from the uncertainty that the stock-based compensation will be deductible. During the nine months ended December 31, 2017, the Company utilized approximately $407,000 in net operating losses and expects to utilize the entire $1,881,000 before expiration.

The effective rates were approximately 97% and 0% for the three and nine months ended December 31, 2017 and 2016, respectively.

The Tax cuts and Job Acts, enacted on December 22, 2017, among other provisions, reduces the top corporate tax rate from 35% to a flat 21% and eliminates the Corporate Alternative Minimum Tax for tax years beginning after January 1, 2018. This new law change necessitated a discrete adjustment to reduce the deferred income tax asset by $227,000.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2017 AS COMPARED TO DECEMBER 31, 2016

For the Three Months Ended December 31, 2017
	Chemical	Electronics	Engineering	Total
Revenue	$432,803	$123,685	$464,554	$1,021,042
Cost of Sales	232,553	90,021	216,610	539,184
Gross Profit	200,250	33,664	247,944	481,858
Gross Profit Percentage	46%	27%	53%	47%

Operating Expenses	174,604	11,553	280,048	466,205
Operating Income (Loss)	25,646	22,111	(32,104)	15,653
Other income (expenses)	1,937	1,124	1,469	4,530
Income (loss) before benefit from income taxes	$27,583	$23,235	$(30,635)	$20,183

For the Three Months Ended December 31, 2016
	Chemical	Electronics	Engineering	Total
Revenue	$288,083	$410,784	$457,645	$1,156,512
Cost of Sales	114,772	304,204	180,632	599,607
Gross Profit	173,311	106,580	277,013	556,905
Gross Profit Percentage	60%	26%	61%	48%

Operating Expenses	146,086	116,124	334,605	596,815
Operating Income (Loss)	27,225	(9,544)	(57,591)	(39,910)
Other income (expenses)	(652)	(783)	(1,276)	(2,711)
Income (loss) before benefit from income taxes	$26,573	$(10,327)	$(58,867)	$(42,621)

Variance
	Chemical	Electronics	Engineering	Total
Revenue	$144,720	$(287,099)	$6,909	$(135,470)
Cost of Sales	117,781	(214,183)	35,978	(60,423)
Gross Profit	26,939	(72,916)	(29,069)	(75,047)
Gross Profit Percentage	-14%	1%	-7%	-1%

Operating Expenses	28,518	(104,571)	(54,557)	(130,610)
Operating Income (Loss)	(1,579)	31,655	25,487	55,563
Other income (expenses)	2,589	1,907	2,745	7,241
Income (loss) before benefit from income taxes	$1,010	$33,562	$28,232	$62,804

For the Nine Months Ended December 31, 2017
	Chemical	Electronics	Engineering	Total
Revenue	$1,051,914	$960,442	$1,224,747	$3,237,103
Cost of Sales	478,967	423,061	449,639	1,351,667
Gross Profit	572,947	537,381	775,108	1,885,436
Gross Profit Percentage	54%	56%	63%	58%

Operating Expenses	484,324	442,209	563,901	1,490,434
Operating Income (Loss)	88,623	95,172	211,207	395,002
Other income (expenses)	3,360	3,068	3,195	9,623
Income (loss) before benefit from income taxes	$91,983	$98,240	$214,402	$404,625

For the Nine Months Ended December 31, 2016
	Chemical	Electronics	Engineering	Total
Revenue	$942,931	$1,347,857	$1,623,493	$3,914,281
Cost of Sales	499,312	620,350	576,103	1,695,765
Gross Profit	443,619	727,507	1,047,390	2,218,516
Gross Profit Percentage	47%	54%	65%	57%

Operating Expenses	315,179	358,093	635,647	1,308,919
Operating Income (Loss)	128,440	369,414	411,743	909,597
Other income (expenses)	(505)	(573)	(1,016)	(2,094)
Income (loss) before benefit from income taxes	$127,935	$368,841	$410,727	$907,503

Variance
	Chemical	Electronics	Engineering	Total
Revenue	$108,983	$(387,415)	$(398,746)	$(677,178)
Cost of Sales	(20,345)	(197,289)	(126,464)	(344,098)
Gross Profit	129,328	(190,126)	(272,282)	(333,080)
Gross Profit Percentage	7%	2%	-1%	2%

Operating Expenses	169,145	84,116	(71,746)	181,515
Operating Income (Loss)	(39,817)	(274,242)	(200,536)	(514,595)
Other income (expenses)	3,865	3,641	4,211	11,717
Income (loss) before benefit from income taxes	$(35,952)	$(270,601)	$(196,325)	$(502,878)

Revenues for the three and nine months ended December 31, 2017 decreased by $135,470 and $677,178, respectively.

For the three months ended December 31, 2017, the decrease of $135,470 is a result of reduces sales of $287,099 in the electronics segment, partially offset by increased revenues in the chemical segment of $144,720 and increased revenue in the engineering segment of $6,609 . The decrease in the electronics segment and increase in the chemical segment is primarily the result of the changes in customer ordering patterns.

For the nine months ended December 31, 2017, the decrease of $677,178 is comprised of a $387,415 decrease in the electronics segment and a $398,746 decrease om the engineering segment, partially offset by a $108,983 increase in the chemical segment. The decrease in the engineering segment is primarily the result of decreased sales volume from one customer. The decrease in the electronics segment and increase in the chemical segment is primarily the result of the changes in customer ordering patterns.

Gross profit for the three months ended December 31, 2017 decreased by $75,047. Gross profit for the nine months ended December 31, 2017 decreased $333,080. The decrease in gross profit resulted from lower sales for the three and nine periods.

We are highly dependent upon certain customers. During the three months ended December 31, 2017, three customers accounted for 52% of our revenue. During the nine months ended December 31, 2017, three customers accounted for 59% of our revenue. During the three months ended December 31, 2016, one customer accounted for 71% of our revenue. During the nine months ended December 31, 2016, one customer accounted for 61% of our revenue. The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results.

Income from operations for the three months ended December 31, 2017 increased by $55,563. Income from operations for the nine months ended December 31, 2017 decreased by $514,595. The reduction in operating income for the nine-month period is from reduces sales as described above coupled with increased operating expenses of $130,610 and increased operating expenses of $181,515, respectively.

For the three months ended December 31, 2017, operating expenses decreased due to a decrease in repairs and maintenance of approximately $40,000 and a decrease in engineering and consulting costs of approximately $107,000, partially offset by an increase in wages of approximately $19,000.

For the nine months ended December 31, 2017, operating expenses increase due to an increase in research and development of approximately $247,000, partially offset by decreases in the following: miscellaneous taxes of approximately $22,000, repairs and maintenance of approximately $32,000, office supplies of approximately of $9,000 and automobile expenses of approximately of $2,000.

Interest income increased $4,423 and $9,511 for the three and nine months ended December 31, 2017, respectively. The increase is due to increased funds invested in a money market account.

The foregoing resulted in net income for the three and nine months ended December 31, 2017 of $11,183 and $237,625, respectively. Earnings per share were $0.00 for both the three and nine month periods ended December 31, 2017. Earnings per share were ($0.00) and $0.01 for the three and nine months ended December 31, 2016, respectively.

 LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2017, we had cash and cash equivalents of $1,624,338 as compared to $1,982,276 at March 31, 2017. The $357,938 decrease was primarily the result of cash used in operations during the nine-month period in the amount of $337,111, coupled by cash used in financing activities of $20,827. Our cash will continue to be used for increased marketing costs, and the related administrative expenses all in an attempt to increase our revenue, as well as increased expenditures for our internal R&D.  We expect to have enough cash to fund operations for the next twelve months.

Future Sources of Liquidity:

We expect that growth in profitable revenues and continued focus on new customers will enable us to continue to generate cash flows from operating activities during fiscal 2018.

If we do not generate sufficient cash from operations, face unanticipated cash needs or do not otherwise have sufficient cash, we may need to consider the sale of certain intellectual property which does not support the Company’s operations. In addition, we have the ability to reduce certain expenses depending on the level of business operation.

Based on current expectations, we believe that our existing cash of $1,624,338 as of December 31, 2017, and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash used in operating activities was $337,111 for the nine months ended December 31, 2017, as compared to net cash provided by operating activities of $503,987 for the nine months ended December 31, 2016.  The cash used during the nine months ended December 31, 2017 was primarily due to net income of $10,625 plus depreciation and amortization of $29,455 and deferred tax assetsof $389,000 coupled with a decrease in net operating liabilities of $36,597, coupled by a decrease in net operating assets of $729,594.

In addition, we have increased our internal R&D expenditures as we are now devoting more of our engineering resources to advance our own proprietary medical device technologies.

INVESTING ACTIVITIES

No cash was provided for or used in investing activities for the nine months ended December 31, 2017.

FINANCING ACTIVITIES

For the nine months ended December 31, 2017, net cash used in financing activities was $20,827. Cash was used for repayments on capital lease obligations.

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

Cash and cash equivalents – For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at inception. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held at these accounts are current insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At December 31, 2017, approximately $1,421,000 exceeded the FDIC limit.

Our sales are materially dependent on a small group of customers, as noted in Note 4 of our condensed consolidated financial statements. We monitor our credit risk associated with our receivables on a routine basis. We also maintain credit controls for evaluating and granting customer credit.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Ru1e 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended December 31, 2017, there were no changes in the Company's internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

The determination that our disclosure controls and procedures were not effective as of December 31, 2017, is a result of:

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

The Company believes that the financial statements present fairly, in all material respects, the Company’s condensed consolidated balance sheets as of December 31, 2017, and March 31, 2017 and the related condensed consolidated statements of operations, and cash flows for the three and nine months ended December 31, 2017 and 2016, in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

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
February 14, 2018