Form 10-K
period 2018-03-31
ADM TRONICS UNLIMITED, INC.
filed 2018-07-16
CIK 849401

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

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

Yes [  ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter was $10,678,894.

The number of shares of the Common Stock outstanding as of July 16, 2018 was 67,588,504.

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

CONTRACT MANUFACTURING

The Company derives revenues from contract manufacturing of electronic medical and other devices from non-affiliated customers. As of March 31, 2018, we had approximately $320,000 of back-log for electronic products.

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

None of our chemical products are protected by patents, although the names of some of such products have been protected by trademarks. We do not believe that any such trademarks are material to our business. As of March 31, 2018, the dollar amount of backlog orders for our chemical products believed by us to be firm was not material.

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

CUSTOMERS

During the year ended March 31, 2018, three customers accounted for 58% of our net revenue. During the year ended March 31, 2017, one customer accounted for 59% of our net revenue. As of March 31, 2018, three customers accounted for 93% of our accounts receivable. As of March 31, 2017 one customer represented 83% of our accounts receivable. The loss of these major customers could have a material impact on our operations and cash flow.

MARKETING AND DISTRIBUTION

A majority of our product sales are distributed to customers directly from our headquarters in Northvale, NJ. Customers place purchase orders with us and products are then shipped via common carrier delivery on a "FOB shipping point" basis. A portion of the sales are accomplished through distributors who place purchase orders with us for certain quantities of our products which are shipped by common carrier to the distributor's respective warehouses. These stocking distributors then ship product to the ultimate customer via common carrier from their inventory of our products. Our contract manufacturing customers place orders with us for certain quantities of their products they desire to have us manufacture, typically providing a deposit with each order. Engineering Services are provided through written agreements with customers both on a fee-for-services basis and a project basis.

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

RESEARCH AND DEVELOPMENT

During our fiscal years ended March 31, 2018 and 2017, research and development expenses with respect to company-sponsored research and development activities were approximately $527,659 and $168,812 respectively. During such fiscal years, we did not expend any funds on customer-sponsored research and development activities with respect thereto, other than contracted research and development from engineering services customers.

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

Our results of operations depend, in part, on our ability to expand our product offerings. We are committed to remaining a competitive producer and believe that our portfolio of new or re-engineered products is strong. However, we may not be able to develop new products, re-engineer existing products successfully or bring them to be competitive, we may not be able to continue to attract and retain customers to which we sell our products.

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

EMPLOYEES

As of March 31, 2018, we had 19 full-time employees and 3 part-time employees. As of such date, we had one salaried employee in an executive or managerial position. We believe our relationship with our employees is good.

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

RISKS RELATED TO OUR COMPANY

At March 31, 2018, we had an accumulated deficit of approximately nearly $30 million. We may incur additional operating losses, as well as negative cash flows from operations, in the future.

We are highly dependent upon certain customers to generate our revenues. For the fiscal year ended March 31, 2018, three customers accounted for 58% of our net revenue. For the fiscal year ended March 31, 2017, one customer accounted for 59% of our net revenue. All customer purchases are made through purchase orders and we do not have any long-term contracts with customers. The complete loss of, or significant reduction in business from, or a material adverse change in the financial condition of, any of such customers will cause a material and adverse change in our revenues and operating results.

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

Our executive officer and director, Mr. DiMino, together with members of the DiMino family, and entities affiliated with them may be deemed to beneficially own, in the aggregate, approximately 38% of our outstanding common stock. The interests of our current officer and director shareholder may differ from the interests of our other shareholders. As a result, the current officer and director would have the ability to exercise substantial control over all corporate actions requiring shareholder approval, irrespective of how our other shareholders may vote, including the following actions:

●	the election of directors;
●	adoption of stock option plans;
●	the amendment of charter documents; or
●	the approval of certain mergers and other significant corporate transactions, including a sale of substantially all of our assets.

PENNY STOCK REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY OF OUR SECURITIES.

As of March 31, 2018 our common stock was exempt from the definition of a Penny Stock under SEC under Rule 240.3a51-1 because it meets one of the following tests: 1) A price of over $5 per share, 2) the issuer has Average Revenue of at least $6 million for the last 3 years, or 3) the issuer has Net Tangible Assets in excess of $2 million if the issuer has been in continuous operations for at least 3 years or $5 million if less than 3 years. Should we not meet one of the aforementioned requirements in the future, our common stock would be subject to penny stock rules. Penny stock rules, may discourage broker-dealers from effecting transactions in our common stock or affect their ability to sell our securities. As a result, purchasers and current holders of our securities could find it more difficult to sell their securities. Our stock is traded on the OTC Marketplace Venture Market referred to as the OTCQB. Trading volume of OTCQB stocks have been historically lower and more volatile then stocks traded on an exchange or the Nasdaq Stock Market. In addition, we may be subject to rules of the SEC that impose additional requirements on broker-dealers when selling penny stocks to persons other than established customers and accredited investors. In general, an accredited investor is a person with assets in excess of $1,000,000 or annual income exceeding $200,000 individually, or $300,000 together with his or her spouse. The relevant SEC regulations generally define penny stocks to include any equity security not traded on an exchange or the Nasdaq Stock Market with a market price (as defined in the regulations) of less than $5 per share. Under the penny stock regulations, a broker-dealer must make a special suitability determination as to the purchaser and must have the purchaser's prior written consent to the transaction. Prior to any transaction in a penny stock covered by these rules, a broker-dealer must deliver a disclosure schedule about the penny stock market prepared by the SEC. Broker-dealers must also make disclosure concerning commissions payable to both the broker-dealer and any registered representative and provide current quotations for the securities. Finally, broker-dealers are required to send monthly statements disclosing recent price information for the penny stock held in an account and information on the limited market in penny stocks.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

We are headquartered at 224 Pegasus Avenue, Northvale, New Jersey. We lease approximately 16,000 square feet of combined office and warehouse space from an unaffiliated third party with a monthly rent of $8,478 subject to certain increases. The lease expires in June 2028. The Company and its subsidiary utilize portions of the leased space.

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

Quarter Ended	High Bid	Low Bid

Fiscal 2018
31-Mar-18	$0.20	$0.18
31-Dec-17	$0.18	$0.14
30-Sep-17	$0.16	$0.15
30-Jun-17	$0.20	$0.17

Fiscal 2017
31-Mar-17	$0.19	$0.18
31-Dec-16	$0.19	$0.16
30-Sep-16	$0.17	$0.15
30-Jun-16	$0.18	$0.18

HOLDERS OF RECORD

As of March 31, 2018, 67,588,504 shares of the Company's common stock were issued and outstanding. On March 31, 2018, there were 1,323 shareholders of record.

DIVIDENDS

The Company has never paid any cash dividends on its common stock and has no intention of paying cash dividends in the foreseeable future. The Company intends to retain all earnings, if any, for use in the operation and expansion of its business.

EQUITY COMPENSATION PLAN

As of March 31, 2018, we did not have any compensation plans (including individual compensation arrangements) under which our equity securities were authorized for issuance.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective April 1, 2018 the Company adopted ASC Topic 606 “Revenue from Contracts with Customers”, using the modified retrospective method. This guidance supersedes nearly all existing revenue recognition guidance under US GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. The Company has drafted its accounting policy for the new standard based on a detailed review of its business and contracts. Based on the new guidance, the Company expects to continue recognizing revenue at the time it’s products are shipped, and therefore adoption of the standard did not have a material impact on its financial statements and is not expected to have a material impact in the future. The Company anticipates it will expand its financial statement disclosures in order to comply with the disclosure requirements of the ASU beginning in the first quarter of fiscal 2018.

In July 2015, the FASB issued ASU 2015 - 11, “ Inventory. Simplifying the Measurement of Inventory.” This amendment requires companies to measure inventory at the lower of cost and net realizable value. The Company adopted this amendment in April of 2017, and the implementation did not have a material impact on the Company's financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which is intended to improve financial reporting for lease transactions. This ASU will require organizations that lease assets, such as real estate and manufacturing equipment, to recognize both assets and liabilities on their balance sheet for the rights to use those assets for the lease term and obligations to make the lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as finance or operating lease. This ASU will also require disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. These disclosures will include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. This ASU will be adopted by the Company in April of 2018. We do not believe that this ASU will have a material impact on our financial statements.

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

In February 2018, the FASB issued ASU 2018-02, “Income Statement- Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This guidance gives businesses the option of reclassifying to retained earnings the so-called “stranded tax effects” left in accumulated other comprehensive income due to the reduction in the corporate income tax rate resulting from the 2017 Tax Cuts and Jobs Act. This amendment is effective for all organizations for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is allowed. We do not believe that this ASU will have a material impact on our financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying consolidated financial statements.

BUSINESS OVERVIEW

ADM is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. During the years ended March 31, 2018 and 2017, our operations were conducted through ADM itself and its subsidiary, Sonotron.

We are a technology-based developer and manufacturer of diversified lines of products and services in the following areas: electronics for non-invasive medical and other applications; research, development, regulatory and engineering services; and, environmentally safe chemical products for industrial, cosmetic and topical uses.

RESULTS OF OPERATIONS FOR THE YEAR ENDED MARCH 31, 2018 AS COMPARED TO MARCH 31, 2017.

For the Year Ended March 31, 2018
	Chemical	Electronics	Engineering	Total
Revenue	$1,391,522	$1,056,384	$1,306,306	$3,754,212
Cost of Sales	632,467	809,805	423,636	1,865,908
Gross Profit	759,055	246,579	882,670	1,888,304
Gross Profit Percentage	55%	23%	68%	50.3%

Operating Expenses	724,444	549,967	680,081	1,954,492
Operating Income (Loss)	34,611	(303,388)	202,589	(66,188)
Other income (expenses)	3,905	2,965	4,055	10,925
Income (loss) before (provision) benefit from income taxes	$38,576	$(300,423)	$206,644	$(55,263)

For the Year Ended March 31, 2017
	Chemical	Electronics	Engineering	Total
Revenue	$1,285,353	$1,820,490	$2,165,388	$5,271,231
Cost of Sales	695,435	936,265	979,793	2,611,493
Gross Profit	589,918	884,225	1,185,595	2,659,738
Gross Profit Percentage	46%	49%	55%	50.5%

Operating Expenses	373,547	522,741	624,889	1,521,177
Operating Income (Loss)	216,371	361,484	560,706	1,138,561
Other income (expenses)	(439)	(623)	(739)	(1,801)
Income (loss) before (provision) benefit from income taxes	$215,932	$360,861	$559,967	$1,136,760

Variance
	Chemical	Electronics	Engineering	Total
Revenue	$106,169	$(764,106)	$(859,082)	$(1,517,019)
Cost of Sales	(62,968)	(126,460)	(556,157)	(745,585)
Gross Profit	169,137	(637,646)	(302,925)	(771,434)
Gross Profit Percentage	9%	-25%	13%	0.3%

Operating Expenses	350,897	27,226	55,192	433,315
Operating Income (Loss)	(181,760)	(664,872)	(358,117)	(1,204,749)
Other income (expenses)	4,344	3,588	4,794	12,726
Income (loss) before benefit from income taxes	$(177,416)	$(661,284)	$(353,323)	$(1,192,023)

REVENUES AND GROSS MARGINS

Revenues decreased $1,517,019, or 29% from the prior year, which resulted from decreases of $859,082 in the engineering segment and $764,106 in the electronics segment offset by an increase of $106,169 in the chemicals segment. The decrease in engineering services and electronics was primarily the result of a reduction of several projects for one customer.

Engineering services revenues were also primarily reduced due to the Company's decision to expend increased engineering resources on research and development activities of its proprietary medical devices in accordance with management's plan to expedite the commercialization of these technologies.

OPERATING INCOME (LOSS)

Loss from operations for the year ended March 31, 2018 was $66,188 and 2017 showed income from operations of $1,138,561, a decrease of $1,204,749 or 106%.

Selling, general and administrative expenses increased by $162,613 or 13%, from $1,241,991 to 1,404,604, mainly due to increases in  salaries of $78,325, increase in advertising and promotion of $16,168, increases in professional fees of $26,026, increases in insurance of $24,873, and increases in royalties and commissions of $209,725 off-set by decreases in Engineering and Regulatory expenses of $160,695.

INCOME TAXES

During the fourth quarter, the Company calculated that it is entitled to federal and state research and development credits totaling approximately $495,000.  This offset the increase in deferred income taxes due to the decrease in the federal corporate tax rates.

NET INCOME AND NET LOSS PER SHARE

Net income for the fiscal years ended March 31, 2018 and 2017 was $109,737 and $1,205,760 or $0.00 and $0.02 per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2018, we had cash and cash equivalents of $1,693,532 as compared to $1,982,276 at March 31, 2017. The decrease of $288,744 was primarily the result of cash used in operations in the amount of $259,870 offset by cash from financing activities of $28,874. We expect to have enough cash to fund operations for the next twelve months.

Future Sources of Liquidity:

We expect our primary source of cash during fiscal 2019 to be net cash provided by operating activities. We expect that growth in profitable revenues and continued focus on new customers will enable us to continue to generate cash flows from operating activities.

If we do not generate sufficient cash from operations, face unanticipated cash needs or do not otherwise have sufficient cash, we have the ability to reduce certain expenses depending on the level of business operation.

Based on current expectations, we believe that our existing cash of $1,693,532 as of March 31, 2018 and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

OPERATING ACTIVITIES

Net cash used by operating activities was $259,870 for the fiscal year ended March 31, 2018. Cash provided during the year ended March 31, 2018 was primarily due to net income of $109,737, write-off of inventories of $312,830 and an increase in reserve of bad debt of $100,000 and off-set by decreases in deferred taxes of $166,000. a decrease in operating liabilities of $49,378, depreciation and amortization of $39,273 and increases in net operating assets of $672,332.

Net cash provided by operating activities was $492,918 for the fiscal year ended March 31, 2017. Cash provided during the year ended March 31, 2017 was primarily due to a net income of $1,205,760, stock-based compensation of $98,600 and a decrease in operating liabilities of $16,800, depreciation and amortization of $17,538 offset by an increase in net operating assets of $785,123.

INVESTING ACTIVITIES

For the fiscal year ended March 31, 2018, there was no net cash used or provided by investing activities.

For the fiscal year ended March 31, 2017, net cash provided by investing activities was $201,576. The primary increase in cash was from the release of restrictions in the restricted cash account of $233,050 offset by payments in the amount of $31,474 for the purchase of equipment.

FINANCING ACTIVITIES

For the fiscal year ended March 31, 2018, net cash used in financing activities was $28,874 due to repayment of the capital lease.

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

MARCH 31, 2018 AND 2017

I N D E X

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ADM Tronics Unlimited, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ADM Tronics Unlimited, Inc. and Subsidiary (the Company) as of March 31, 2018 and 2017, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the years in the two year period ended March 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2018 and 2017, and the results of its consolidated operations and its cash flows for each of the years in the two-year period ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Raich Ende Malter & Co. LLP
We have served as the Company’s auditor since 2005. Melville, New York July 16, 2018

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2018	2017
ASSETS

Current assets:
Cash and cash equivalents	$1,693,532	$1,982,276
Accounts receivable, net of allowance for doubtful accounts of $125,000 and $25,000, at March 31, 2018 and 2017 respectively	1,207,493	862,619
Inventories	201,023	369,796
Prepaid expenses and other current assets	12,156	35,752

Total current assets	3,114,204	3,250,443

Property and equipment, net of accumulated depreciation of $70,440 and $32,562, at March 31, 2018 and 2017 respectively	133,120	170,998
Inventories - long-term portion	111,051	56,611
Intangible assets, net of accumulated amortization of $10,639 and $9,244, at March 31, 2018 and 2017 respectively	10,295	11,690
Other assets	91,464	104,907
Deferred tax asset	1,092,000	926,000
Total other assets	1,437,930	1,270,206

Total assets	$4,552,134	$4,520,649

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Capital lease payable	$31,196	$30,895
Accounts payable	286,964	269,007
Accrued expenses and other current liabilities	149,382	148,731
Customer deposits	122,167	125,142
Due to stockholder	130,551	195,562
Total current liabilities	720,260	769,337

Long-term liabilities
Capital lease payable, net of current portion	54,637	83,812

Total liabilities	774,897	853,149

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 shares authorized, 67,588,504 shares issued and outstanding	33,794	33,794
Additional paid-in capital	33,294,069	33,294,069
Accumulated deficit	(29,550,626)	(29,660,363)
Total stockholders' equity	3,777,237	3,667,500

Total liabilities and stockholders' equity	$4,552,134	$4,520,649

The accompanying notes are an integral part of these

consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED MARCH 31, 2018 AND 2017

	2018	2017

Net revenues	$3,754,212	$5,271,231

Cost of sales	1,865,908	2,611,493

Gross profit	1,888,304	2,659,738

Operating expenses:
Research and development	527,659	168,812
Selling, general and administrative	1,404,604	1,241,991
Stock based compensation	-	98,600
Depreciation and amortization	22,229	11,774

Total operating expenses	1,954,492	1,521,177

Income (loss) from operations	(66,188)	1,138,561

Other income (expense):
Interest income	17,632	3,146
Interest expense	(6,707)	(4,947)
Total other income (expense)	10,925	(1,801)

Income (loss) before (provision) benefit for income taxes	(55,263)	1,136,760

(Provision) benefit for income taxes:
Current	(1,000)	-
Deferred	166,000	69,000

Total benefit for income taxes	165,000	69,000

Net income	$109,737	$1,205,760

Basic and diluted earnings per common share:	$0.00	$0.02

Weighted average shares of common stock outstanding - basic	67,588,504	67,145,150

Weighted average shares of common stock outstanding - diluted	67,588,504	67,145,150

The accompanying notes are an integral part of these

consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED MARCH 31, 2018 AND 2017

	Common Stock	Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2016	67,008,504	$33,504	$33,195,759	$(30,866,123)	$2,363,140

Stock based compensation	580,000	290	98,310	-	98,600

Net income	-	-	-	1,205,760	1,205,760

Balance at March 31, 2017	67,588,504	33,794	33,294,069	(29,660,363)	3,667,500

Net income	-	-	-	109,737	109,737

Balance at March 31, 2018	67,588,504	$33,794	$33,294,069	$(29,550,626)	$3,777,237

The accompanying notes are an integral part of these

consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2018 AND 2017

	2018	2017
Cash flows from operating activities:
Net income	$109,737	$1,205,760
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	39,273	17,538
Stock based compensation	-	98,600
Write-off of inventories	312,830	8,343
Bad debt	100,000	-
Deferred taxes	(166,000)	(69,000)
Changes in operating assets and liabilities balances:
Accounts receivable	(444,874)	(273,744)
Inventories	(198,497)	(165,985)
Prepaid expenses and other current assets	37,039	(104,596)
Accounts payable	17,957	(7,164)
Customer deposits	(2,975)	16,800
Accrued expenses and other current liabilities	651	(182,500)
Due to stockholder	(65,011)	(51,134)
Net cash provided by (used in) operating activities	(259,870)	492,918

Cash flows from investing activities:
Purchase of equipment	-	(31,474)
Restricted cash	-	233,050
Net cash provided by investing activities	-	201,576

Cash flows from financing activities:
Repayments of notes payable	-	(96,966)
Repayments of capital lease payable	(28,874)	(14,100)

Net cash (used in) financing activities	(28,874)	(111,066)

Net increase (decrease) in cash and cash equivalents	(288,744)	583,428

Cash and cash equivalents - beginning of year	1,982,276	1,398,848

Cash and cash equivalents - end of year	$1,693,532	$1,982,276

Cash paid for:
Interest	$6,707	$4,947
Taxes	$-	$31,604
Non-cash investing activities
Purchase of equipment with the assumption of capital lease obligation	$-	$128,807

The accompanying notes are an integral part of these

consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018 AND 2017

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of ADM Tronics Unlimited, Inc. and its subsidiary Sonotron (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

For certain of our financial instruments, including accounts receivable, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their relatively short maturities.

CASH AND CASH EQUIVALENTS

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses to date as a result of this policy. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000 per institution. At March 31, 2018, approximately $1,438,000 exceeded the FDIC limit.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The carrying amounts of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed the due date and estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to expenses and a credit to a valuation allowance, based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Allowance for doubtful accounts was increased for the fiscal year ended March 31, 2018 to $125,000, up from $25,000 for the fiscal year ended March 31, 2017.

REVENUE RECOGNITION

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser. We offer a limited 90-day warranty on our electronics products and contract manufacturing and a limited 5-year warranty on our electronic controllers for spas and hot tubs. We have no other post shipment obligations. Based on prior experience, no amounts have been accrued for potential warranty costs and actual costs were less than $2,000, for each of the fiscal years ended March 31, 2018 and 2017. For contract manufacturing, revenues are recognized after shipment of the completed products.

CHEMICAL PRODUCTS:

Revenues are recognized when products are shipped to end users. Shipments to distributors are recognized as revenue when no right of return exists.

ENGINEERING SERVICES

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

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) and net realizable value. Inventories that are expected to be sold within one operating cycle (1 year) are classified as a current asset. Inventories that are not expected to be sold within 1 year, based on historical trends, are classified as Inventories - long term portion. Obsolete inventory is written off annually.

PROPERTY AND EQUIPMENT

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

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to $62,297 and $46,129 for the fiscal years ended March 31, 2018 and 2017, respectively.

SHIPPING AND HANDLING COSTS

Shipping and handling costs incurred for the years ended March 31, 2018 and 2017 were approximately $2,904 and $6,092, respectively. Such costs are included in selling, general, and administrative expenses in the accompanying consolidated statements of income.

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

Jurisdiction	Fiscal Year
Federal	2014 and beyond
New Jersey	2013 and beyond

There are currently no tax years under examination by any major tax jurisdictions.

The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 31, 2018 and 2017, the Company has no accrued interest or penalties related to uncertain tax positions.

NET EARNINGS PER SHARE

We compute basic earnings per share by dividing net income/loss by the weighted average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net earnings per share if their effect is anti-dilutive.

Per share basic and diluted net income amounted to $(0.00) and $0.02 for the fiscal years ended March 31, 2018 and 2017, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective April 1, 2018, the Company adopted ASC Topic 606 “Revenue from Contracts with Customers” (“ASC 606”), using the modified retrospective method. This guidance supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. The Company has drafted its accounting policy for the new standard based on a detailed review of its business and contracts. Based on the new guidance, the Company expects to continue recognizing revenue at the time it’s products are shipped, and therefore adoption of the standard did not have a material impact on its consolidated financial statements, and is not expected to have a material impact in the future. The Company anticipates it will expand its financial statement disclosures in order to comply with the disclosure requirements of the ASC 606 beginning in the first quarter of fiscal 2018.

In July 2015, the FASB issued ASU 2015 - 11, “ Inventory. Simplifying the Measurement of Inventory.” This amendment requires companies to measure inventory at the lower of cost and net realizable value. The Company adopted this amendment in April of 2017, and the implementation did not have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which is intended to improve financial reporting for lease transactions. This ASU will require organizations that lease assets, such as real estate and manufacturing equipment, to recognize both assets and liabilities on their balance sheet for the rights to use those assets for the lease term and obligations to make the lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as finance or operating lease. This ASU will also require disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. These disclosures will include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. This ASU was adopted by the Company in April of 2018 and is not expected to have a material impact on our financial statements.

In June 2016, the FASB issued ASU-2016-13 “Financial Instruments – Credit Losses”. This guidance affects organizations that hold financial assets and net investments in leases that are not accounted for at fair value with changes in fair value reported in net income. The guidance requires organizations to measure all expected credit losses for financial instruments at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. It is effective for fiscal years beginning after December 15, 2019. The Company is evaluating the potential impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, “Income Statement- Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This guidance gives businesses the option of reclassifying to retained earnings the so-called “stranded tax effects” left in accumulated other comprehensive income due to the reduction in the corporate income tax rate resulting from the 2017 Tax Cuts and Jobs Act. This amendment is effective for all organizations for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is allowed. We do not believe that this ASU will have a material impact on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - INVENTORIES

Inventories at March 31, 2018 consisted of the following:

	Current	Long Term	Total
Raw materials	$168,640	$110,433	$279,073
Finished goods	32,383	618	33,001
	$201,023	$111,051	$312,074

Inventories at March 31, 2017 consisted of the following:

	Current	Long Term	Total
Raw materials	$338,443	$56,611	$395,054
Finished goods	31,353	-	31,353
	$369,796	$56,611	$426,407

The Company values its inventories at the first in, first out ("FIFO") method at the lower of cost and net realizable value.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2018 and 2017 is as follows:

	2018	2017
Computer equipment	$-	$-
Machinery and equipment	199,810	199,810
Leasehold improvements	3,750	3,750
	203,560	203,560

Accumulated depreciation and amortization	(70,440)	(32,562)

Property and equipment, net	$133,120	$170,998

Depreciation and amortization expense related to property and equipment amounted to $37,878 and $16,142 for the years ended March 31, 2018 and 2017, respectively.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets are being amortized using the straight line method over periods ranging from 3-15 years with a weighted average remaining life of approximately 7 years.

	March 31, 2018				March 31, 2017
	Cost	Weighted Average Amortization Period (years)	Accumulated Amortization	Net Carrying Amount	Cost	Weighted Average Amortization Period (years)	Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$20,934	15	$(10,639)	$10,295	$20,934	15	$(9,244)	$11,690

Amortization expense was $1,395 for each of the years ended March 31, 2018 and 2017.

Estimated aggregate future amortization expense related to intangible assets is as follows:

For the fiscal years ended March 31,:
2019	$1,395
2020	1,395
2021	1,395
2022	1,395
2023	1,395
Thereafter	3,320
$10,295

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

NOTE 7 – CAPITAL LEASES

During September 2016 the Company leased equipment with a cost of approximately $129,000, under provisions of various long-term capital leases whereby the minimum lease payments have been capitalized. Accumulated depreciation at March 31, 2018 is approximately $35,000. The leases expire over various years through 2021. Depreciation of the leased assets is included in depreciation and amortization expense. The lease obligations are secured by the leased assets.

Future minimum lease payments under the above capital leases, as of March 31, 2018, are approximately as follows:

For the Years Ending March 31,
2019	35,000
2020	35,000
2021	18,000
88,000
Less: Amount attributable to imputed interest	2,000

Present value of minimum lease payments	86,000
Less: Current maturities	31,000

$55,000

NOTE 8 – CONCENTRATIONS

During the year ended March 31, 2018, three customers accounted for 58% of our net revenues. During the year ended March 31, 2017, one customer accounted for 59% of our net revenue. As of March 31, 2018, two customers accounted for 93% of our accounts receivable. As of March 31, 2017, one customer represented 83% of our accounts receivable. The loss of these major customers could have a material impact on our operations and cash flow.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Revenues from foreign customers represented $341,415 of net revenues or 8.8% for the year ended March 31, 2018. Revenues from foreign customers represented $332,693 of net revenues or 6.3% for the year ended March 31, 2017.

NOTE 9 - SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Electronics	Engineering	Total
Year ended March 31, 2018
Revenues	$1,391,522	$1,056,384	$1,306,306	$3,754,212
Segment operating income (loss)	$34,611	$(303,388)	$202,589	$(66,188)

Year ended March 31, 2017
Revenues	$1,285,353	$1,820,490	$2,165,388	$5,271,231
Segment operating income	$216,371	$361,484	$560,706	$1,138,561

Total assets at March 31, 2018	$1,687,276	$1,280,908	$1,583,950	$4,552,134

Total assets at March 31, 2017	$1,110,111	$1,553,484	$1,857,054	$4,520,649

NOTE 10 - INCOME TAXES

At March 31, 2018, the Company had federal and state net operating loss carry-forwards, (NOL’s) of approximately $1,973,000, which are due to expire through fiscal 2033. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Ultimate utilization of such NOL’s and credits is dependent upon the Company’s ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs.

Significant components of deferred tax assets are as follows as of March 31, 2018 and 2017:

	2018	2017

Deferred tax assets (liabilities):
Net operating loss carry-forward	$554,000	$915,000
Stock based compensation	196,000	279,000
Research & development tax credit carry-forward	495,000	-
Other	43,000	11,000
Deferred tax assets	1,288,000	1,205,000
Valuation allowance	(196,000)	(279,000)

Deferred tax asset, net	$1,092,000	$926,000

The change in the valuation allowance for the year ended March 31, 2017 increased by $521,000.

The benefit from income taxes for the years ended at March 31, 2018 and 2017 differs from that amount using the statutory federal income tax rate as follows:

	2018	2017

Statutory federal income tax rate	31%	34%
Change in valuation allowance	263%	(40%)
Effective income tax rate	294%	(6%)

NOTE 11 - COMMITMENTS AND CONTINGENCIES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2028. The Company’s future minimum lease commitment at March 31, 2018 is as follows:

For the years ended March 31,	Amount
2019	$102,562
2020	101,875
2021	101,875
2022	101,875
2023	101,875
Thereafter	559,844

$1,069,906

Rent and real estate tax expense for all facilities for the years ended March 31, 2018 and 2017 was approximately $128,000 and $127,000, respectively.

NOTE 12 – STOCK BASED COMPENSATION

On September 2, 2015, ADM granted an additional 3,000,000 stock options to employees at an exercise price of $0.20 per option and with a term of three years. The options were valued at $598,699 using the Black Scholes option pricing model with the following assumptions: risk free interest rate of 2.03%, volatility of 353%, estimated useful life of 3 years and dividend rate of 0%.

The following table summarizes information on all common share purchase options issued by us as of March 31, 2018 and 2017.

	2018		2017
	# of Shares	Weighted	# of Shares	Weighted
		Average		Average
		Exercise		Exercise
		Price		Price

Outstanding, beginning of year	3,000,000	$0.20	3,000,000	$0.20

Issued	-	-	-	-

Exercised	-	-	-	-

Expired	-	-	-	-

Outstanding, end of year	3,000,000	$0.20	3,000,000	$0.20

Exercisable, end of year	3,000,000	$0.20	3,000,000	$0.20

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

NOTE 13 - RESTATEMENTS

During the audit of March 31, 2018, it was discovered that there were certain inventory and allocation errors during the quarters.

The following summarizes these adjustments:

	Quarter 1	Quarter 2	Quarter 3
As originally reported:
Revenue
Chemical	$308,355	$310,757	$432,803
Electronics	493,592	343,165	123,685
Engineering	344,408	415,784	464,554
	1,146,355	1,069,706	1,021,042
Cost of revenue
Chemical	107,995	138,418	232,553
Electronics	214,723	118,317	90,021
Engineering	133,827	99,203	216,610
	456,545	355,938	539,184
Gross Profit
Chemical	200,360	172,339	200,250
Electronics	278,869	224,848	33,664
Engineering	210,581	316,581	247,944
	689,810	713,768	481,858
Gross Profit %
Chemical	65%	55%	46%
Electronics	56%	66%	27%
Engineering	61%	76%	53%
	60%	67%	47%
Operating Income
Chemical	65,446	21,109	2,068
Electronics	42,646	74,335	(21,809)
Engineering	59,899	115,914	35,394
	167,991	211,358	15,653

Net Income (Loss)	$91,883	$134,559	$(215,817)

Adjustments:
Engineering Revenue	$-	$138,567	$-
Engineering Cost of Sales	(18,667)	(15,184)	(81,101)
Electronics Inventory Write Off	182,917	11,140	12,979

As adjusted
Revenue
Chemical	$308,355	$310,757	$432,803
Electronics	493,592	343,165	123,685
Engineering	344,408	277,217	464,554
	1,146,355	931,139	1,021,042
Cost of revenue
Chemical	107,995	138,418	232,553
Electronics	397,640	129,457	103,000
Engineering	115,160	84,019	135,509
	620,795	351,894	471,062
Gross Profit
Chemical	200,360	172,339	200,250
Electronics	95,952	213,708	20,685
Engineering	229,248	193,198	329,045
	525,560	579,245	549,980
Gross Profit %
Chemical	65%	55%	46%
Electronics	19%	62%	17%
Engineering	67%	70%	71%
	46%	62%	54%
Operating Income
Chemical	65,446	21,109	2,068
Electronics	(140,271)	63,195	(34,788)
Engineering	78,566	(7,469)	116,495
	3,741	76,835	83,775

Net Income (Loss)	$(72,367)	$36	$(147,695)

Note 14 – Legal Proceedings

The Company is involved in a lawsuit with a private company that was hired for advertising and consulting services.  The plaintiff filed a lawsuit against the Company, alleging a breach of contract.  The Company filed a counterclaim, alleging failure to provide services rendered under the contract.  Total damages alleged by the plaintiff is $41,250.  The matter is ongoing and the likelihood of an unfavorable outcome is not known at this time.

NOTE 15 – SUBSEQUENT EVENTS

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

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting as of March 31, 2018, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its assessment, management has concluded that our internal control over financial reporting was not effective as of March 31, 2018.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

The determination that our disclosure controls and procedures were not effective as of March 31, 2018 are a result of:

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

The Company believes that the financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of March 31, 2018 and 2017 and the related consolidated statements of income, stockholders’ equity (deficiency), and cash flows for the years ended March 31, 2018 and 2017, in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

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

Name	Age	Position
Andre' DiMino	62	President, Chief Executive Officer
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

ITEM 11. EXECUTIVE COMPENSATION

Name and Principal Position	Year	Salary	Bonus	Option	Other	Total

Andre' DiMino, Chief Executive Officer	2018	$142,513.00	$14,251.30	$-	$-	$156,764.30

	2017	$138,972.00	$13,897.00	$-	$-	$152,869.00

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

STOCKHOLDER MATTERS:

The following table sets forth information regarding ownership of shares of Company’s common stock, as of March 31, 2017, by (i) each person known to ADM to be the owner of 5% or more of ADM’s common stock (ii) each director and director nominee of ADM, (iii) the Named Officer, and (iv) all directors and officers of ADM as a group. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of the Company’s common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of any shares of Common Stock over which he or she has or shares, directly or indirectly, voting or investment power; or of which he or she has the right to acquire beneficial ownership at any time within 60 days after March 31, 2018. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. Common Stock beneficially owned and percentage ownership is based on 67,588,504 shares of Common Stock outstanding as of March 31, 2018.

Name and Address	Number of Shares Beneficially Owned		Percentage

Andre' DiMino	25,880,883	(1)	39%
c/o ADM Tronics Unlimited, Inc.
224 Pegasus Avenue
Northvale, NJ 07647

The Estate of Eugene Stricker	4,188,700	(2)	6%
c/o Fifth Avenue Venture Capital Partners
42 Barrett Road
Lawrence, NY 11559

All Executive Officers and Directors as a group	25,880,883	(3)	39%

(1) Includes 18,691,223 shares of the Company’s common stock directly owned by Andre’ DiMino; 960 shares owned by Jenny DiMino, the spouse of Andre’ DiMino; 4,188,700 and 3,000,000 shares of the Company’s common stock held by the estate of Eugene Stricker, of which Andre’ DiMino may be deemed to be a beneficial owner by reason of his power to vote such shares pursuant to an agreement.

(2) Andre’ DiMino may be deemed to be a beneficial owner of such shares by reason of his power to vote such shares pursuant to an agreement. Reference is also made to Footnote No. 1.

(3) Reference is made to Footnote Nos. 1 and 2.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Voting Agreement

Andre' DiMino has a voting agreement with respect to 3,000,000 shares of the Company's common stock held by the estate of Eugene Stricker.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by Raich Ende Malter & Co. LLP ("Raich") for the audit of the Company's annual consolidated financial statements for the fiscal years ended March 31, 2018 and 2017, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the fiscal years ended March 31, 2018 and 2017, were approximately $69,000 for each year.

AUDIT-RELATED FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2018 and 2016 for assurance and related services by Raich that are reasonably related to the performance of the audit or review of the Company's financial statements and not reported above under “Audit Fees” were $0 for each year.

TAX FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2018 and 2017 for professional services rendered by Raich for tax compliance, tax advice and tax planning were $10,000 for each year.

ALL OTHER FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2018 and March 31, 2017 for products and services provided by Raich other than the services reported above under “Audit Fees”, “Audit Related Fees” and “Tax Fees” were $0.

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

  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of July, 2018.

ADM TRONICS UNLIMITED, INC.

By:	/s/ Andre' DiMino
Andre' Di Mino
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

		Title	Date

/s/	Andre' DiMino	Chief Executive Officer (Principal	July 16, 2018
	Andre' DiMino	Executive Officer, Principal
Financial Officer and Principal
Accounting Officer) and Director