Form 10-Q
period 2018-06-30
ADM TRONICS UNLIMITED, INC.
filed 2018-08-20
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

67,588,504 shares of Common Stock, $.0005 par value, as of August 20, 2018.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

 PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2018	2018
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$1,558,624	$1,693,532
Accounts receivable, net of allowance for doubtful accounts of $125,000	1,253,142	1,207,493
Inventories	288,783	201,023
Prepaid expenses and other current assets	24,397	8,522

Total current assets	3,124,946	3,110,570

Property and equipment, net of accumulated depreciation of $79,909 and $70,440, at June 30, 2018 and March 31, 2018, respectively	123,651	133,120

Inventories - long-term portion	111,051	111,051
Intangible assets, net of accumulated amortization of $10,988 and $10,639, at June 30, 2018 and March 31, 2018, respectively	9,946	10,295
Other assets	91,164	91,464
Deferred tax asset	1,095,634	1,095,634
Total other assets	1,431,446	1,441,564

Total assets	$4,556,392	$4,552,134

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Capital lease payable	$31,196	$31,196
Line of credit	35,000	-
Accounts payable	258,545	286,964
Accrued expenses and other current liabilities	125,518	149,382
Customer deposits	122,167	122,167
Due to stockholder	137,522	130,551
Total current liabilities	709,948	720,260

Long-term liabilities
Capital lease payable, net of current portion	46,590	54,637

Total liabilities	756,538	774,897

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 shares authorized, 67,588,504 shares issued and outstanding	33,794	33,794
Additional paid-in capital	33,294,069	33,294,069
Accumulated deficit	(29,528,009)	(29,550,626)
Total stockholders' equity	3,799,854	3,777,237

Total liabilities and stockholders' equity	$4,556,392	$4,552,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

	2018	2017 (Restated)

Net revenues	$756,967	$1,146,355

Cost of sales	304,421	620,795

Gross profit	452,546	525,560

Operating expenses:
Research and development	109,868	149,957
Selling, general and administrative	320,025	364,371
Depreciation and amortization	5,557	7,491

Total operating expenses	435,450	521,819

Income from operations	17,096	3,741

Other income (expense):
Interest income	6,249	1,620
Interest expense	(728)	(728)
Total other income (expense)	5,521	892

Income before provision for income taxes	22,617	4,633

Provision for income taxes:
Current	-	2,000

Total provision for income taxes	-	2,000

Net income	$22,617	$2,633

Basic and diluted earnings per common share:	$0.00	$0.00

Weighted average shares of common stock outstanding - basic	67,588,504	67,588,504

Weighted average shares of common stock outstanding - diluted	67,588,504	67,588,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

 ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2018 AND 2017

(Unaudited)

	2018	2017 (Restated)
Cash flows from operating activities:
Net income	$22,617	$2,633
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,818	11,223
Changes in operating assets and liabilities balances:
Accounts receivable	(45,649)	(165,615)
Inventories	(87,760)	83,677
Prepaid expenses and other current assets	(15,575)	29,511
Accounts payable	(28,419)	(93,824)
Accrued expenses and other current liabilities	(23,864)	(6,962)

Net cash used in operating activities	(168,832)	(139,357)

Cash flows provided by (used) in financing activities:
Repayments on capital lease payable	(8,047)	(4,733)
Borrowing on line of credit	35,000	-
Borrowings from (repayments to) stockholder	6,971	(87,863)

Net cash provided by (used in) financing activities	33,924	(92,596)

Net decrease in cash and cash equivalents	(134,908)	(231,953)

Cash and cash equivalents - beginning of period	1,693,532	1,982,276

Cash and cash equivalents - end of period	$1,558,624	$1,750,323

Cash paid for:
Interest	$728	$728

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2018 AND MARCH 31, 2018

NOTE 1 - NATURE OF BUSINESS

ADM Tronics Unlimited, Inc., incorporated under the laws of the state of Delaware on November 24, 1969, and subsidiary (collectively, "we", "us", the “Company" or "ADM"), is a technology-based developer and manufacturer of diversified lines of products and derive revenues from the production and sale of electronics for medical devices and other applications; environmentally safe chemical products for industrial, medical and cosmetic uses; and, research, development, regulatory and engineering services.

The accompanying unaudited condensed consolidated financial statements have been prepared by ADM pursuant to generally accepted accounting principles in the United States and the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the condensed financial position and operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended March 31, 2018 as disclosed in our annual report on Form 10-K for that year. The operating results and cash flows for the three months ended June 30, 2018 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending March 31, 2019.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of ADM Tronics Unlimited, Inc. and its wholly owned subsidiary Sonotron Medical Systems, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Significant estimates made by management include expected economic life and value of our medical devices, reserves, deferred tax assets, valuation allowance, impairment of long lived assets, fair value of equity instruments issued to consultants for services and fair value of equity instruments issued to others, option and warrant expenses related to compensation to employees and directors, consultants and investment banks, allowance for doubtful accounts, and warranty reserves. Actual results could differ from those estimates.

REVENUE RECOGNITION

CHEMICAL PRODUCTS:

Revenues are recognized when products are shipped to end users. Shipments to distributors are recognized as revenue when no right of return exists.

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser. We offer a limited 90-day warranty on our electronics products and a limited 5-year warranty on our electronic controllers for spas and hot tubs. We have no other post shipment obligations. Based on prior experience, no amounts have been accrued for potential warranty costs and actual costs were less than $2,000, for each of the three months ended June 30, 2018 and 2017. For contract manufacturing, revenues are recognized after shipment of the completed products.

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

Per share basic and diluted earnings amounted to $0.00 for both the three months ended June 30, 2018 and June 30, 2017, respectively. There were 3,000,000 common stock equivalents at June 30, 2018 and 2017, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective April 1, 2018 the Company adopted ASC Topic 606 “Revenue from Contracts with Customers”, using the modified retrospective method. This guidance supersedes nearly all existing revenue recognition guidance under US GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. The Company has drafted its accounting policy for the new standard based on a detailed review of its business and contracts. Based on the new guidance, the Company will continue recognizing revenue at the time it’s products are shipped, and therefore adoption of the standard did not have a material impact on its financial statements and is not expected to have a material impact in the future.

In July 2015, the FASB issued ASU 2015 - 11, “ Inventory. Simplifying the Measurement of Inventory.” This amendment requires companies to measure inventory at the lower of cost and net realizable value. The Company adopted this amendment in April 2017, and the implementation did not have a material impact on the Company's financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which is intended to improve financial reporting for lease transactions. This ASU will require organizations that lease assets, such as real estate and manufacturing equipment, to recognize both assets and liabilities on their balance sheet for the rights to use those assets for the lease term and obligations to make the lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as finance or operating lease. This ASU will also require disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. These disclosures will include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. This ASU will be adopted by the Company in April 2019. We do not believe that this ASU will have a material impact on our financial statements.

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

In June 2018, the FASB issued ASU 2018-07, “Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This guidance intends to reduce cost and complexity and to improve financial reporting for share-based payments issued to nonemployees. This amendment is effective for public companies with fiscal years beginning after December 15, 2018, include interim period within that fiscal year. Early adoption is permitted. This ASU does not apply to the company at this time.

Management does not believe that any other recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - INVENTORIES

Inventories at June 30, 2018 consisted of the following:

	Current	Long Term	Total
Raw materials	$209,879	$109,908	$319,787
Finished goods	78,904	1,143	80,047
	$288,783	$111,051	$399,834

Inventories at March 31, 2018 consisted of the following:

	Current	Long Term	Total
Raw materials	$168,640	$110,433	$279,073
Finished goods	32,383	618.00	33,001
	$201,023	$111,051	$312,074

The Company values its inventories at the lower of cost and net realizable value using the first in, first out (“FIFO”) method.

NOTE 4 – CONCENTRATIONS

During the three months ended  June 30, 2018 two customers accounted for 52% of our net revenue. During the three months ended June 30, 2017 two customers accounted for 60% of our net revenue.

As of June 30, 2018, three customers represented 97% of our accounts receivable.

As of March 31, 2018, two customers represented 93% of our accounts receivable.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Net revenues from foreign customers for the three months ended June 30, 2018 was $101,965 or 13%

Revenues from foreign customers represented $68,381 of net revenue or 6% for the three months ended June 30, 2017

As of  June 30, 2018, and March 31, 2018, accounts receivable included $32,251 and $39,995, respectively, from foreign customers.

NOTE 5 - Net Revenues and Segment Information

No sales to an individual customer or country other than the U.S. accounted for more than 10% of net revenue during the three months ended June 30, 2018 and 2017.  Net revenue, classified by geography, is as follows:

	Three Months Ended
	June 30,
	2018	2017
Net revenue - in the U.S.	$655,002	$1,077,974
Net revenue - outside the U.S.	101,965	68,381
	$756,967	$1,146,355

Net revenue by products and services is as follows:

	Three Months Ended
	June 30,
	2018	2017
Net revenue - products	$508,137	$801,947
Net revenue - services	248,830	344,408
	$756,967	$1,146,355

Net revenue by segment is as follows:

	Chemical	Electronics	Engineering	Total
Three months ended June 30, 2018
Revenue from external customers	$359,171	$148,966	$248,830	$756,967
Segment operating income	$40,575	$(62,843)	$39,364	$17,096

Three months ended June 30, 2017
Revenue from external customers	$308,355	$493,592	$344,408	$1,146,355
Segment operating income	$65,446	$(140,271)	$78,566	$3,741

Total assets at June 30, 2018	$2,161,949	$896,667	$1,497,776	$4,556,392

Total assets at March 31, 2018	$1,687,276	$1,280,908	$1,583,950	$4,552,134

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

The following table summarizes information on all common share purchase options issued by us for the three month period ended June 30, 2018 and the year ended March 31, 2018.

	June 30, 2018		March 31, 2018
	# of Shares	Weighted Average Exercise Price	# of Shares	Weighted Average Exercise Price

Outstanding, beginning of period/year	3,000,000	$0.20	3,000,000	$0.20

Issued	-	-	-	-

Exercised	-	-	-	-

Expired	-	-	-	-

Outstanding, end of period/year	3,000,000	$0.20	3,000,000	$0.20

Exercisable, end of period/year	3,000,000	$0.20	3,000,000	$0.20

 NOTE 7 - COMMITMENTS AND CONTINGENCIES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2028. The Company’s future minimum lease commitment at June 30, 2018 is as follows:

For the twelve-month period ended June 30,	Amount
2019	$101,875
2020	101,875
2021	101,875
2022	101,875
2023	101,875
Thereafter	534,375

$1,043,750

Rent and real estate tax expense for all facilities for the three months ended June 30, 2018 and 2017 was approximately $35,000 and $32,000, respectively.

On December 2, 2016, the Company entered into a capital lease agreement with a commercial bank in the amount of $85,680, including $6,930 in deferred interest, for the purchase of certain property and equipment. The lease has a term of forty-eight (48) months and is payable in forty-eight equal installments of $1,785. The balance of this obligation as of  June 30, 2018, was $47,578.

On December 2, 2016, the Company entered into a capital lease agreement with a commercial bank in the amount of $54,710, including $4,710 in deferred interest, for the purchase of certain property and equipment. The lease has a term of forty-eight (48) months and is payable in forty-eight equal installments of $1,139. The balance of this obligation as of  June 30, 2018, was $30,208.

NOTE 8 – LINE OF CREDIT

On June 15, 2018, the Company obtained an unsecured revolving line of credit, with a limit of $400,000.  The line expires May 16, 2019, renewing automatically every year.  The Company is required to make monthly interest payments, at a rate of 5.37%.  Any unpaid principal will be due upon maturity.  At June 30, 2018, the outstanding balance was $35,000.

NOTE 9 - INCOME TAXES

At  June 30, 2018, the Company had federal net operating loss carry-forwards ("NOL")'s of approximately $1,950,000. These NOLs may be used to offset future taxable income and thereby reduce or eliminate our federal income taxes otherwise payable. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Ultimate utilization of such NOLs and research and development credits is dependent upon the Company's ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs.

The Company provides a partial valuation allowance for the deferred tax asset resulting from the uncertainty that the stock-based compensation will be deductible. During the three months ended June 30, 2018, the Company utilized approximately $22,000 in net operating losses and expects to utilize the entire $1,950,000 before expiration.

The effective rates were approximately 0% for the three months ended June 30, 2018 and 2017, respectively.

NOTE 10 – DUE TO STOCKHOLDER

The Company’s President has been deferring his salary and bonuses periodically to assist the Company’s cash flow. There are no repayment terms or interest accruing on this liability.

NOTE 11 – RESTATEMENTS

During the audit of March 31, 2018, it was discovered that there were certain inventory and segment allocation errors during the previous quarters. The June 2017 condensed consolidated statements of income and cash flows reflects these restatements.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2018 AS COMPARED TO JUNE 30, 2017

For the three months ended June 30, 2018
	Chemical	Electronics	Engineering	Total
Revenue	$359,171	$148,966	$248,830	$756,967
Cost of Sales	111,980	126,115	66,326	304,421
Gross Profit	247,191	22,851	182,504	452,546
Gross Profit Percentage	69%	15%	73%	60%

Operating Expenses	206,616	85,693	143,141	435,450
Operating Income (Loss)	40,575	(62,842)	39,363	17,096
Other income (expenses)	2,620	1,086	1,815	5,521
Income before provision for income taxes	$43,195	$(61,756)	$41,178	$22,617

For the three months ended June 30, 2017
	Chemical	Electronics	Engineering	Total
Revenue	$308,355	$493,592	$344,408	$1,146,355
Cost of Sales	107,995	397,640	115,160	620,795
Gross Profit	200,360	95,952	229,248	525,560
Gross Profit Percentage	65%	19%	67%	46%

Operating Expenses	134,914	236,223	150,682	521,819
Operating Income (Loss)	65,446	(140,271)	78,566	3,741
Other income (expenses)	240	384	268	892
Income (loss) before benefit from income taxes	$65,686	$(139,887)	$78,834	$4,633

Variance
	Chemical	Electronics	Engineering	Total
Revenue	$50,816	$(344,626)	$(95,578)	$(389,388)
Cost of Sales	3,985	(271,525)	(48,834)	(316,374)
Gross Profit	46,831	(73,101)	(46,744)	(73,014)
Gross Profit Percentage	4%	-4%	7%	14%

Operating Expenses	71,702	(150,530)	(7,541)	(86,369)
Operating Income (Loss)	(24,871)	77,429	(39,203)	13,355
Other income (expenses)	2,380	702	1,547	4,629
Income (loss) before benefit from income taxes	$(22,491)	$78,131	$(37,656)	$17,984

Revenues for the three months ended June 30, 2018 decreased by $389,388.

For the three months ended June 30, 2018, the decrease of $389,388 is a result of reduces sales of $344,626 in the electronics segment and $95,578 in the engineering segment, partially offset by increased revenues in the chemical segment of $50,816. The decrease in the electronics segment and increase in the chemical segment is primarily the result of the changes in customer ordering patterns.

Gross profit for the three months ended June 30, 2018 decreased by $73,014. The decrease in gross profit resulted from lower sales for the three-month period.

We are highly dependent upon certain customers. During the three months ended  June 30, 2018, two customers accounted for 52% of our net revenue. During the three months ended June 30, 2017, two customers accounted for 60% of our net revenue.

The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results.

Income from operations for the three months ended June 30, 2018 increased by $13,355. The increase in operating income for the three-month period is from reduced operating expenses.

Interest income increased $4,629 for the three months ended June 30, 2018. The increase is due to increased funds invested in a money market account.

The foregoing resulted in net income before provision for income taxes for the three months ended June 30, 2018 of $22,617. Earnings per share were $0.00 for the three months ended June 30, 2018 and 2017, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2018, we had cash and cash equivalents of $1,558,624 as compared to $1,693,532 at March 31, 2018. The $134,908 decrease was primarily the result of cash used in operations during the three-month period in the amount of $168,832, coupled by cash used in financing activities of $33,924. Our cash will continue to be used for increased marketing costs, and the related administrative expenses all in an attempt to increase our revenue, as well as increased expenditures for our internal R&D.  We expect to have enough cash to fund operations for the next twelve months.

Future Sources of Liquidity:

We expect that growth in profitable revenues and continued focus on new customers will enable us to continue to generate cash flows from operating activities during fiscal 2019.

If we do not generate sufficient cash from operations, face unanticipated cash needs or do not otherwise have sufficient cash, we may need to consider the sale of certain intellectual property which does not support the Company’s operations. In addition, we have the ability to reduce certain expenses depending on the level of business operation.

Based on current expectations, we believe that our existing cash of $1,558,624 as of June 30, 2018, and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash used in operating activities was $168,832 for the three months ended June 30, 2018, as compared to net cash used by operating activities of $227,220 for the three months ended June 30, 2017.  The cash used during the three months ended June 30, 2018 was primarily due to net income of $22,617 plus depreciation and amortization of $9,818 and deferred tax assets of $1,095,634 coupled with a decrease in net operating liabilities of $10,312, coupled by a decrease in net operating assets of $148,984.

In addition, we have increased our internal R&D expenditures as we are now devoting more of our engineering resources to advance our own proprietary medical device technologies.

INVESTING ACTIVITIES

No cash was provided for or used in investing activities for the three months ended June 30, 2018.

FINANCING ACTIVITIES

For the three months ended June 30, 2018, net cash used in financing activities was $33,924. Cash was used for repayments on capital lease obligations.

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

Cash and cash equivalents – For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at inception. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held at these accounts are current insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At June 30, 2018, approximately $1,385,000 exceeded the FDIC limit.

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

The determination that our disclosure controls and procedures were not effective as of June 30, 2018, is a result of:

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

The Company believes that the financial statements present fairly, in all material respects, the Company’s condensed consolidated balance sheets as of June 30, 2018, and March 31, 2018 and the related condensed consolidated statements of operations, and cash flows for the three months ended June 30, 2018 and 2017, in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended March 31, 2018.

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
August 20, 2018