Form 10-Q
period 2018-09-30
ADM TRONICS UNLIMITED, INC.
filed 2018-11-19
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

67,588,492 shares of Common Stock, $.0005 par value, as of November 19, 2018.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

 PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2018	2018
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$1,671,904	$1,693,532
Accounts receivable, net of allowance for doubtful accounts of $125,000	1,220,945	1,207,493
Inventories	380,330	201,023
Prepaid expenses and other current assets	41,794	12,156

Total current assets	3,314,973	3,114,204

Property and equipment, net of accumulated depreciation of $89,347 and $70,440, at September 30, 2018 and March 31, 2018, respectively	114,213	133,120

Inventories - long-term portion	111,051	111,051
Intangible assets, net of accumulated amortization of $11,337 and $10,639, at September 30, 2018 and March 31, 2018, respectively	9,597	10,295
Other assets	90,864	91,464
Deferred tax asset	1,124,000	1,092,000
Total other assets	1,449,725	1,437,930

Total assets	$4,764,698	$4,552,134

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Capital lease payable	$31,196	$31,196
Line of credit	55,105	-
Accounts payable	245,770	286,964
Accrued expenses and other current liabilities	208,233	149,382
Customer deposits	133,573	122,167
Due to stockholder	134,016	130,551
Total current liabilities	807,893	720,260

Long-term liabilities
Capital lease payable, net of current portion	38,544	54,637

Total liabilities	846,437	774,897

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 shares authorized, 67,588,492 shares issued and outstanding	33,794	33,794
Additional paid-in capital	33,294,069	33,294,069
Accumulated deficit	(29,409,602)	(29,550,626)
Total stockholders' equity	3,918,261	3,777,237

Total liabilities and stockholders' equity	$4,764,698	$4,552,134

The accompanying notes are an integral part of these
condensed consolidated financial statements.

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2018	2017	2018	2017

Net revenues	$854,696	$931,139	$1,611,663	$2,077,494

Cost of sales	332,617	351,894	637,038	972,689

Gross profit	522,079	579,245	974,625	1,104,805

Operating expenses:
Research and development	106,715	139,227	216,583	289,184
Selling, general and administrative	328,909	363,183	654,491	735,045

Total operating expenses	435,624	502,410	871,074	1,024,229

Income from operations	86,455	76,835	103,551	80,576

Other income (expense):
Interest income	7,197	4,928	13,446	6,548
Interest and finance expenses	(1,245)	(727)	(1,973)	(1,455)
Total other income (expense)	5,952	4,201	11,473	5,093

Income before provision for (benefit from) income taxes	92,407	81,036	115,024	85,669

Provision for (benefit from) income taxes:
Current	6,000	2,000	6,000	4,000
Deferred	(32,000)	79,000	(32,000)	154,000
Total provision for (benefit from) income taxes	(26,000)	81,000	(26,000)	158,000

Net income (loss)	$118,407	$36	$141,024	$(72,331)

Basic and diluted earnings per common share:	$0.00	$0.00	$0.00	$0.00

Weighted average shares of common stock outstanding - basic and diluted	67,588,492	67,588,492	67,588,492	67,588,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

 ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

(Unaudited)

	2018	2017
Cash flows from operating activities:
Net income (loss)	$141,024	$(72,331)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	19,605	19,869
Deferred taxes	(32,000)	154,000
(Increase) decrease in operating assets:
Accounts receivable	(13,452)	(434,277)
Inventories	(179,307)	185,146
Prepaid expenses and other current assets	(29,038)	26,234
(Increase) decrease in operating liabilities:
Accounts payable	(41,194)	19,799
Customer deposits	11,406	-
Accrued expenses and other current liabilities	58,851	14,315
Due to shareholder	3,465	(82,950)
Net cash (used in) operating activities	(60,640)	(170,195)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Proceeds from line of credit	80,518	-
Repayments of line of credit	(25,413)	-
Repayments on capital lease payable	(16,093)	(12,781)

Net cash provided by (used in) financing activities	39,012	(12,781)

Net (decrease) in cash and cash equivalents	(21,628)	(182,976)

Cash and cash equivalents - beginning of period	1,693,532	1,982,276

Cash and cash equivalents - end of period	$1,671,904	$1,799,300

Cash paid for:
Interest	$1,973	$1,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2018 AND MARCH 31, 2018

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

The accompanying unaudited condensed consolidated financial statements have been prepared by ADM pursuant to generally accepted accounting principles in the United States and the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the condensed financial position and operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended March 31, 2018 as disclosed in our annual report on Form 10-K for that year. The operating results and cash flows for the three and six months ended September 30, 2018 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending March 31, 2019.

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

REVENUE RECOGNITION

In May 2014, the FASB issued guidance codified in ASC 606 which amends the guidance in former ASC 605, “Revenue Recognition.” The core principle of the standard is to recognize revenue when control of the promised goods or services is transferred to customers in an amount that reflects the consideration expected to be received for those goods or services. The standard also requires additional disclosures around the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

We typically extend credit terms to our customers based on their credit worthiness and generally do not receive advance payments. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our customers are typically due within 30 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers' creditworthiness.

CHEMICAL PRODUCTS:

Revenues are recognized upon shipment to a customer because that is when the customer obtains control of the promised good.

ELECTRONICS:

We recognize revenue from the sale of our electronic products upon shipment to a customer because that is when the customer obtains control of the promised good. We offer a limited 90-day warranty on our electronics products. We have no other post shipment obligations. Based on prior experience, no amounts have been accrued for potential warranty costs and actual costs were less than $2,000, for each of the three and six months ended September 30, 2018 and 2017. For contract manufacturing, revenues are recognized after shipment of the completed products.

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

Per share basic and diluted earnings amounted to $0.00 for both the three and six months ended September 30, 2018 and September 30, 2017, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective April 1, 2018 the Company adopted ASC Topic 606 “Revenue from Contracts with Customers”, using the modified retrospective method. This guidance supersedes nearly all existing revenue recognition guidance under US GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. The Company has drafted its accounting policy for the new standard based on a detailed review of its business and contracts. Based on the new guidance, the Company will continue recognizing revenue at the time its products are shipped, and therefore adoption of the standard did not have a material impact on its consolidated financial statements and is not expected to have a material impact in the future.

In July 2015, the FASB issued ASU 2015 - 11, “ Inventory. Simplifying the Measurement of Inventory.” This amendment requires companies to measure inventory at the lower of cost and net realizable value. The Company adopted this amendment in April 2017, and the implementation did not have a material impact on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which is intended to improve financial reporting for lease transactions. This ASU will require organizations that lease assets, such as real estate and manufacturing equipment, to recognize both assets and liabilities on their balance sheet for the rights to use those assets for the lease term and obligations to make the lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as finance or operating lease. This ASU will also require disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. These disclosures will include qualitative and quantitative requirements, providing additional information about the amounts recorded in the consolidated financial statements. This ASU will be adopted by the Company in April 2019. We do not believe that this ASU will have a material impact on our consolidated financial statements.

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

NOTE 3 - INVENTORIES

Inventories at September 30, 2018 consisted of the following:

	Current	Long Term	Total
Raw materials	$343,871	$110,433	$454,304
Finished goods	36,459	618	37,077
	$380,330	$111,051	$491,381

Inventories at March 31, 2018 consisted of the following:

	Current	Long Term	Total
Raw materials	$168,640	$110,433	$279,073
Finished goods	32,383	618.00	33,001
	$201,023	$111,051	$312,074

The Company values its inventories at the lower of cost and net realizable value using the first in, first out (“FIFO”) method.

NOTE 4 – CONCENTRATIONS

During the three months ended September 30, 2018 one customer accounted for 39% of our net revenue. During the six months ended  September 30, 2018 two customers accounted for 49% of our net revenue.

As of September 30, 2018, three customers represented 97% of our accounts receivable.

During the three months ended September 30, 2017 three customers accounted for 49% of our revenue. During the six months ended September 30, 2017 three customers accounted for 47% of our revenue.

As of March 31, 2018, two customers represented 93% of our accounts receivable.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Net revenues from foreign customers for the three and six months ended September 30, 2018 was $144,977 or 17% and $247,539 or 15%, respectively.

Revenues from foreign customers for the three and six months ended September 30, 2017 was $90,625 or 8% and $158,657 or 7%, respectively.

As of  September 30, 2018, and March 31, 2018, accounts receivable included $37,801 and $39,995, respectively, from foreign customers.

NOTE 5 - DISAGGREGATED REVENUES AND SEGMENT INFORMATION

The following tables show the Company's revenues disaggregated by reportable segment and by product and service type:

	Six Months Ended September 30,
	2018	2017
Net Revenue in the US
Chemical	564,317	472,325
Electronics	223,718	824,887
Engineering	578,089	621,625
	1,364,124	1,918,837
Net Revenue outside the US
Chemical	222,551	146,787
Electronics	24,988	11,870
Engineering	-	-
	247,539	158,657

Total Revenues	$1,611,663	$2,077,494

	Three Months Ended September 30,
	2018	2017
Net Revenue in the US
Chemical	307,708	232,002
Electronics	74,752	331,295
Engineering	327,259	277,217
	709,719	840,514
Net Revenue outside the US
Chemical	119,989	78,755
Electronics	24,988	11,870
Engineering	-	-
	144,977	90,625

Total Revenues	$854,696	$931,139

Information about segments is as follows:

	Chemical	Electronics	Engineering	Total
Three months ended September 30, 2018
Revenue from external customers	$427,697	$99,740	$327,259	$854,696
Segment operating income	$119,155	$(84,067)	$51,367	$86,455

Six months ended September 30, 2018
Revenue from external customers	$786,868	$248,706	$576,089	$1,611,663
Segment operating income	$159,730	$(146,909)	$90,730	$103,551

Three months ended September 30, 2017
Revenue from external customers	$310,757	$343,165	$277,217	$931,139
Segment operating income	$21,109	$63,195	$(7,469)	$76,835

Six months ended September 30, 2017
Revenue from external customers	$619,112	$836,757	$621,625	$2,077,494
Segment operating income	$86,555	$(77,076)	$71,097	$80,576

Total assets at September 30, 2018	$2,384,295	$556,023	$1,824,380	$4,764,698

Total assets at March 31, 2018	$1,687,276	$1,280,908	$1,583,950	$4,552,134

 NOTE 6 - OPTIONS OUTSTANDING

On September 2, 2015, ADM granted 3,000,000 stock options to employees at an exercise price of $0.20 per option and with a term of three years. The options were valued at $598,699 using the Black Scholes option pricing model with the following assumptions: risk free interest rate of 2.03%, volatility of 353%, estimated useful life of 3 years and dividend rate of 0%.  The options expired on September 30, 2018.

The following table summarizes information on all common share purchase options issued by us for the six-month period ended September 30, 2018 and the year ended March 31, 2018.

	September 30, 2018		March 31, 2018
	# of Shares	Weighted Average Exercise Price	# of Shares	Weighted Average Exercise Price

Outstanding, beginning of period/year	3,000,000	$0.20	3,000,000	$0.20

Issued	-	-	-	-

Exercised	-	-	-	-

Expired	(3,000,000)	$0.20	-	-

Outstanding, end of period/year	-		3,000,000	$0.20

Exercisable, end of period/year	-		3,000,000	$0.20

 NOTE 7 - COMMITMENTS AND CONTINGENCIES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2028. The Company’s future minimum lease commitment at September 30, 2018 is as follows:

For the twelve-month period ended September 30,	Amount
2019	$101,875
2020	101,875
2021	101,875
2022	101,875
2023	103,125
Thereafter	507,656

$1,018,281

Rent and real estate tax expense for all facilities for the three and six months ended September 30, 2018 and 2017 was approximately $19,000 and $36,000 and $32,000 and $60,000, respectively.

On December 2, 2016, the Company entered into a capital lease agreement with a commercial bank in the amount of $85,680, including $6,930 in deferred interest, for the purchase of certain property and equipment. The lease has a term of forty-eight (48) months and is payable in forty-eight equal installments of $1,785. The balance of this obligation as of  September 30, 2018, was $42,656.

On December 2, 2016, the Company entered into a capital lease agreement with a commercial bank in the amount of $54,710, including $4,710 in deferred interest, for the purchase of certain property and equipment. The lease has a term of forty-eight (48) months and is payable in forty-eight equal installments of $1,139. The balance of this obligation as of  September 30, 2018, was $27,083.

NOTE 8 – LINE OF CREDIT

On June 15, 2018, the Company obtained an unsecured revolving line of credit, with a limit of $400,000.  The line expires May 16, 2019, renewing automatically every year.  The Company is required to make monthly interest payments, at a rate of 5.37%.  Any unpaid principal will be due upon maturity.  At September 30, 2018, the outstanding balance was $55,105.

NOTE 9 - INCOME TAXES

At  September 30, 2018, the Company had federal net operating loss carry-forwards ("NOL")'s of approximately $2,103,000. These NOLs may be used to offset future taxable income and thereby reduce or eliminate our federal income taxes otherwise payable. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Ultimate utilization of such NOLs and research and development credits is dependent upon the Company's ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs.

During the six months ended September 30, 2018, the Company utilized approximately $115,000 in net operating losses and expects to utilize the entire $2,103,000 before expiration.

The effective rates were approximately (23%) and 184% for the six months ended September 30, 2018 and 2017, respectively.

NOTE 10 – DUE TO STOCKHOLDER

The Company’s President has been deferring his salary and bonuses periodically to assist the Company’s cash flow. There are no repayment terms or interest accruing on this liability.

NOTE 11 – RESTATEMENTS

During the audit of March 31, 2018, it was discovered that there were certain inventory and segment allocation errors during the previous quarters. The September 2017 condensed consolidated statements of income and cash flows reflects these restatements.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2018 AS COMPARED TO SEPTEMBER 30, 2017

Revenues for the three months ended September 30, 2018 decreased by $76,443. The decrease is a result of reduced sales of $243,424 in the electronics segment, partially offset by increased revenues in the chemical segment of $116,940 and engineering of $50,041. The decrease in the electronics segment and increase in the chemical segment is primarily the result of the changes in customer ordering patterns.

Gross profit for the three months ended September 30, 2018 decreased by $57,166. The decrease in gross profit resulted from a write-off of inventory during the quarter.

Revenues for the six months ended September 30, 2018 decreased by $465,831. The decrease is a result of reduced sales of $588,051 and $45,537 in the electronics and engineering segments, respectively, partially offset by an increase of $167,756 in the chemical segment. The decrease in the electronics segment is primarily due to project completion in the prior year for one customer.

Gross profit for the six months ended September 30, 2018 decreased by $130,180.

We are highly dependent upon certain customers. During the three months ended  September 30, 2018, one customer accounted for 39% of our net revenue. During the three months ended September 30, 2017, three customers accounted for 49% of our net revenue. During the six months ended September 30, 2018, two customers accounted for 49% of our net revenue. During the six months ended September 30, 2017, three customers accounted for 47% of our net revenue.

The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results.

Income from operations for the three and six months ended September 30, 2018 increased by $9,620 and $22,975, respectively. The increase in operating income for the three and six-month periods is from reduced operating expenses.

Interest income increased $2,269 and $6,898 for the three and six months ended September 30, 2018, respectively. The increase is due to increased funds invested in a money market account.

The foregoing resulted in net income before provision for income taxes for the three and six months ended September 30, 2018 of $92,407 and $115,024, respectively. Earnings per share were $0.00 for the three and six months ended September 30, 2018 and 2017, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2018, we had cash and cash equivalents of $1,671,904 as compared to $1,693,532 at March 31, 2018. The $21,628 decrease was primarily the result of cash used in operations during the six-month period in the amount of $60,640, coupled by cash provided in financing activities of $39,012. Our cash will continue to be used for increased marketing costs, and the related administrative expenses all in an attempt to increase our revenue, as well as increased expenditures for our internal R&D.  We expect to have enough cash to fund operations for the next twelve months.

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

Based on current expectations, we believe that our existing cash of $1,671,904 as of September 30, 2018, and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash used in operating activities was $60,640 for the six months ended September 30, 2018, as compared to net cash used by operating activities of $170,195 for the six months ended September 30, 2017.  The cash used during the six months ended September 30, 2018 was primarily due to net income of $141,024 plus depreciation and amortization of $19,605 off-set by deferred tax assets of $32,000 coupled with an increase in net operating liabilities of $32,534, coupled with a decrease in net operating assets of $221,797.

In addition, we have increased our internal R&D expenditures as we are now devoting more of our engineering resources to advance our own proprietary medical device technologies.

INVESTING ACTIVITIES

No cash was provided for or used in investing activities for the six months ended September 30, 2018.

FINANCING ACTIVITIES

For the six months ended September 30, 2018, net cash provided by financing activities was $39,012. Cash provided by was from proceeds of $80,518 from the line of credit, partially off-set by repayments on capital lease obligations and the line of credit.

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

Cash and cash equivalents – For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at inception. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held at these accounts are current insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At September 30, 2018, approximately $1,362,000 exceeded the FDIC limit.

Our sales are materially dependent on a small group of customers, as noted in Note 4 of our condensed consolidated financial statements. We monitor our credit risk associated with our receivables on a routine basis. We also maintain credit controls for evaluating and granting customer credit.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Ru1e 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended September 30, 2018, there were no changes in the Company's internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

The determination that our disclosure controls and procedures were not effective as of September 30, 2018, is a result of:

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

The Company believes that the financial statements present fairly, in all material respects, the Company’s condensed consolidated balance sheets as of September 30, 2018, and March 31, 2018 and the related condensed consolidated statements of operations, and cash flows for the six months ended September 30, 2018 and 2017, in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

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

In July, the Company filed a complaint for damages, attorney's fees, costs and a declaratory judgement against Securities Transfer Corporation (STC) to compel STC to release the Company's stock transfer records to a new transfer agent.  STC refused to do so unless a termination fee of $10,578.76 was paid by the Company, although the agreement between STC and the Company provides for a termination fee of $500.  STC filed a counterclaim for damages in the above amount plus approximately $4,000 in unpaid fees.  The Company believes the counterclaim is without merit.  As the lawsuit is in the early stages, additional detail is not available at this time.

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
November 19, 2018