Form 10-Q
period 2018-12-31
ADM TRONICS UNLIMITED, INC.
filed 2019-02-19
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

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

67,588,492 shares of Common Stock, $.0005 par value, as of February 19, 2019.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

 PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2018	2018
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$1,480,778	$1,693,532
Accounts receivable, net of allowance for doubtful accounts of $125,000	1,249,237	1,207,493
Inventories	356,453	201,023
Prepaid expenses and other current assets	30,149	12,156

Total current assets	3,116,617	3,114,204

Property and equipment, net of accumulated depreciation of $98,723 and $70,440, at December 31, 2018 and March 31, 2018, respectively	104,837	133,120

Inventories - long-term portion	111,051	111,051
Intangible assets, net of accumulated amortization of $11,686 and $10,639, at December 31, 2018 and March 31, 2018, respectively	9,248	10,295
Other assets	90,764	91,464
Deferred tax asset	1,189,000	1,092,000
Total other assets	1,504,900	1,437,930

Total assets	$4,621,517	$4,552,134

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Capital lease payable	$31,196	$31,196
Accounts payable	348,285	286,964
Accrued expenses and other current liabilities	127,028	149,382
Customer deposits	182,307	122,167
Due to stockholder	126,857	130,551
Total current liabilities	815,673	720,260

Long-term liabilities
Capital lease payable, net of current portion	30,497	54,637

Total liabilities	846,170	774,897

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 shares authorized, 67,588,492 shares issued and outstanding	33,794	33,794
Additional paid-in capital	33,294,069	33,294,069
Accumulated deficit	(29,552,516)	(29,550,626)
Total stockholders' equity	3,775,347	3,777,237

Total liabilities and stockholders' equity	$4,621,517	$4,552,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF Operations

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017

(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2018	2017	2018	2017

Net revenues	$739,538	$1,021,042	$2,351,201	$3,098,536

Cost of sales	506,562	471,062	1,143,600	1,443,751

Gross Profit	232,976	549,980	1,207,601	1,654,785

Operating expenses:
Research and development	115,202	109,167	331,785	398,351
Selling, general and administrative	337,696	357,038	992,187	1,092,083

Total operating expenses	452,898	466,205	1,323,972	1,490,434

Income (loss) from operations	(219,922)	83,775	(116,371)	164,351

Other income (expense):
Interest income	6,846	5,258	20,292	11,806
Interest and finance expenses	(838)	(728)	(2,811)	(2,183)
Total other income (expense)	6,008	4,530	17,481	9,623

Income (loss) before provision for income taxes	(213,914)	88,305	(98,890)	173,974

Provision (benefit) for income taxes:
Current	(6,000)	1,000	-	5,000
Deferred	(65,000)	235,000	(97,000)	389,000
Total provision (benefit) for income taxes	(71,000)	236,000	(97,000)	394,000

Net (loss)	$(142,914)	$(147,695)	$(1,890)	$(220,026)

Basic and diluted earnings per common share:	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted average shares of common stock outstanding - basic and diluted	67,588,492	67,588,492	67,588,492	67,588,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

 ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2018 AND 2017

(Unaudited)

	2018	2017
Cash flows from operating activities:
Net (loss)	$(1,890)	$(220,026)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	29,331	29,455
Deferred taxes	(97,000)	389,000
(Increase) decrease in operating assets:
Accounts receivable	(41,744)	(630,756)
Inventories	(155,430)	99,501
Prepaid expenses and other current assets	(17,293)	32,312
Increase (decrease) in operating liabilities:
Accounts payable	61,321	39,363
Customer deposits	60,140	-
Accrued expenses and other current liabilities	(22,354)	(10,949)
Due to shareholder	(3,694)	(65,011)
Net cash (used in) operating activities	(188,613)	(337,111)

Cash flows from financing activities:
Repayments on capital lease payable	(24,141)	(20,827)

Net cash (used in) financing activities	(24,141)	(20,827)

Net (decrease) in cash and cash equivalents	(212,754)	(357,938)

Cash and cash equivalents - beginning of period	1,693,532	1,982,276

Cash and cash equivalents - end of period	$1,480,778	$1,624,338

Cash paid for:
Interest	$2,811	$2,183

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

DECEMBER 31, 2018 AND MARCH 31, 2018

NOTE 1 - NATURE OF BUSINESS

ADM Tronics Unlimited, Inc., incorporated under the laws of the state of Delaware on November 24, 1969, and subsidiary (collectively, “we”, “us”, the “Company” or “ADM”), is a technology-based developer and manufacturer of diversified lines of products and derive revenues from the production and sale of electronics for medical devices and other applications; environmentally safe chemical products for industrial, medical and cosmetic uses; and, research, development, regulatory and engineering services.

The accompanying unaudited condensed consolidated financial statements have been prepared by ADM pursuant to accounting principles generally accepted in the United States (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the condensed financial position and operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with US GAAP have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended March 31, 2018 as disclosed in our annual report on Form 10-K for that year. The operating results and cash flows for the three and nine months ended December 31, 2018 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending March 31, 2019.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of ADM Tronics Unlimited, Inc. and its wholly owned subsidiary, Sonotron Medical Systems, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

These unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP and, accordingly, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Significant estimates made by management include expected economic life and value of our medical devices, reserves, deferred tax assets, valuation allowance, impairment of long lived assets, fair value of equity instruments issued to consultants for services and fair value of equity instruments issued to others, option and warrant expenses related to compensation to employees and directors, consultants and investment banks, allowance for doubtful accounts, and warranty reserves. Actual results could differ from those estimates.

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

ELECTRONICS:

We recognize revenue from the sale of our electronic products upon shipment to a customer because that is when the customer obtains control of the promised good. We offer a limited 90-day warranty on our electronics products. We have no other post shipment obligations. Based on prior experience, no amounts have been accrued for potential warranty costs and actual costs were less than $2,000, for each of the three and nine months ended December 31, 2018 and 2017. For contract manufacturing, revenues are recognized after shipment of the completed products.

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

Per share basic and diluted earnings amounted to $0.00 for both the three and nine months ended December 31, 2018 and December 31, 2017, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

In accordance with the Company's implementation of ASU 2015-17 "Income Taxes, Balance Sheet Classification of Deferred Taxes", deferred tax assets and liabilities have been netted and presented as one non-current amount. The Company has applied this standard retroactively to all periods presented. The implementation of this standard did not have an impact on the Company's financial statements.

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

In June 2018, the FASB issued ASU 2018-07, “Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting.” This guidance intends to reduce cost and complexity and to improve financial reporting for share-based payments issued to nonemployees. This amendment is effective for public companies with fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted. This ASU does not apply to the company at this time.

Management does not believe that any other recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - INVENTORIES

Inventories at December 31, 2018 consisted of the following:

	Current	Long Term	Total
Raw materials	$313,777	$110,433	$424,210
Finished goods	42,676	618	43,294
	$356,453	$111,051	$467,504

Inventories at March 31, 2018 consisted of the following:

	Current	Long Term	Total
Raw materials	$168,640	$110,433	$279,073
Finished goods	32,383	618	33,001
	$201,023	$111,051	$312,074

The Company values its inventories at the lower of cost and net realizable value using the first in, first out (“FIFO”) method.

NOTE 4 – CONCENTRATIONS

During the three months ended December 31, 2018 two customers accounted for 61% of our net revenue. During the nine months ended December 31, 2018 two customers accounted for 56% of our net revenue.

As of December 31, 2018, three customers represented 99% of our net accounts receivable.

During the three months ended December 31, 2017 three customers accounted for 52% of our net revenue. During the nine months ended December 31, 2017 three customers accounted for 59% of our net revenue.

As of March 31, 2018, two customers represented 93% of our net accounts receivable.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Net revenues from foreign customers for the three and nine months ended December 31, 2018 was $77,275 or 10% and $324,814 or 14%, respectively.

Net revenues from foreign customers for the three and nine months ended December 31, 2017, was $92,967 or 9% and $251,825 or 8%, respectively.

As of  December 31, 2018, and March 31, 2018, accounts receivable included $38,999 and $39,995, respectively, from foreign customers.

NOTE 5 - DISAGGREGATED REVENUES AND SEGMENT INFORMATION

The following tables show the Company's revenues disaggregated by reportable segment and by product and service type:

	Three months Ended December 31,
	2018	2017
Net Revenue in the US
Chemical	$204,156	$342,976
Electronics	181,779	120,545
Engineering	276,328	464,554
	662,263	928,075

Net Revenue outside the US
Chemical	77,275	89,827
Electronics	-	3,140
Engineering	-	-
	77,275	92,967

Total Revenues	$739,538	$1,021,042

	Nine months Ended December 31,
	2018	2017
Net Revenue in the US
Chemical	$768,485	$815,551
Electronics	405,486	944,981
Engineering	852,416	1,086,179
	2,026,387	2,846,711

Net Revenue outside the US
Chemical	299,814	236,364
Electronics	25,000	15,461
Engineering	-	-
	324,814	251,825

Total Revenues	$2,351,201	$3,098,536

Information about segments is as follows:

	Chemical	Electronics	Engineering	Total
Three months ended December 31, 2018
Revenue from external customers	$281,431	$181,779	$276,328	$739,538
Segment operating income	$(70,274)	$(166,740)	$17,092	$(219,922)

Nine months ended December 31, 2018
Revenue from external customers	$1,068,299	$430,486	$852,416	$2,351,201
Segment operating income	$89,456	$(313,649)	$107,822	$(116,371)

Three months ended December 31, 2017
Revenue from external customers	$432,802	$123,685	$464,555	$1,021,042
Segment operating income	$2,086	$(34,788)	$11,477	$83,775

Nine months ended December 31, 2017
Revenue from external customers	$1,051,915	$960,442	$1,086,179	$3,098,536
Segment operating income	$88,622	$(111,864)	$187,593	$164,351

Total assets at December 31, 2018	$2,099,847	$846,163	$1,675,507	$4,621,517

Total assets at March 31, 2018	$1,687,276	$1,280,908	$1,583,950	$4,552,134

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

The following table summarizes information on all common share purchase options issued by us for the nine-month period ended December 31, 2018 and the year ended March 31, 2018.

	December 31, 2018		March 31, 2018
	# of Shares	Weighted Average Exercise Price	# of Shares	Weighted Average Exercise Price

Outstanding, beginning of period/year	3,000,000	$0.20	3,000,000	$0.20

Issued	-	-	-	-

Exercised	-	-	-	-

Expired	(3,000,000)	$0.20	-	-

Outstanding, end of period/year	-	-	3,000,000	$0.20

Exercisable, end of period/year	-	-	3,000,000	$0.20

 NOTE 7 - COMMITMENTS AND CONTINGENCIES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2028. The Company’s future minimum lease commitment at December 31, 2018 is as follows:

For the twelve-month period ended December 31,	Amount
2019	$101,875
2020	101,875
2021	101,875
2022	101,875
2023	104,375
Thereafter	480,937

$992,812

Rent and real estate tax expense for all facilities for the three and nine months ended December 31, 2018 and 2017 was approximately $19,000 and $55,000, and $75,000 and $24,000, respectively.

On December 2, 2016, the Company entered into a capital lease agreement with a commercial bank in the amount of $85,680, including $6,930 in deferred interest, for the purchase of certain property and equipment. The lease has a term of forty-eight (48) months and is payable in forty-eight equal installments of $1,785. The balance of this obligation as of  December 31, 2018, was $37,735.

On December 2, 2016, the Company entered into a capital lease agreement with a commercial bank in the amount of $54,710, including $4,710 in deferred interest, for the purchase of certain property and equipment. The lease has a term of forty-eight (48) months and is payable in forty-eight equal installments of $1,139. The balance of this obligation as of  December 31, 2018, was $23,958.

NOTE 8 – LINE OF CREDIT

On June 15, 2018, the Company obtained an unsecured revolving line of credit, with a limit of $400,000.  The line expires May 16, 2019, renewing automatically every year.  The Company is required to make monthly interest payments, at a rate of 5.37%.  Any unpaid principal will be due upon maturity.  At December 31, 2018, the outstanding balance was $-0-.

NOTE 9 - INCOME TAXES

At  December 31, 2018, the Company had federal net operating loss carry-forwards ("NOL")'s of approximately $2,317,000. These NOLs may be used to offset future taxable income and thereby reduce or eliminate our federal income taxes otherwise payable. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Ultimate utilization of such NOLs and research and development credits is dependent upon the Company's ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs.

During the nine months ended December 31, 2018, the Company did not utilize the net operating losses, however, expects to utilize the entire $2,317,000 before expiration.

The effective rates were approximately 98% and 184% for the nine months ended December 31, 2018 and 2017, respectively.

NOTE 10 – DUE TO STOCKHOLDER

The Company’s President has been deferring his salary and bonuses periodically to assist the Company’s cash flow. There are no repayment terms or interest accruing on this liability.

NOTE 11 – RESTATEMENTS

During the audit of March 31, 2018, it was discovered that there were certain inventory and segment allocation errors during the previous quarters. The December 2017 condensed consolidated statements of income and cash flows reflects these restatements.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2018 AS COMPARED TO DECEMBER 31, 2017

Revenues for the three months ended December 31, 2018 decreased by $281,504. The decrease is a result of reduced sales of $188,227 in the engineering segment and reduced sales of $151,371 in the chemical segment, partially offset by increased revenues in the electronics of $58,094. The decrease in the engineering and chemical segments and increase in the electronics segment is primarily the result of the changes in customer ordering patterns.

Gross profit for the three months ended December 31, 2018 decreased by $317,004. The decrease in gross profit resulted from decreased sales and a write-off of inventory during the quarter.

Revenues for the nine months ended December 31, 2018 decreased by $747,335. The decrease is a result of reduced sales of $529,956 and $200,994 in the electronics and engineering segments, respectively, partially offset by an increase of $16,385 in the chemical segment. The decrease in the electronics segment is primarily due to project completion in the prior year for one customer.

Gross profit for the nine months ended December 31, 2018 decreased by $447,184 due to decreased sales.

We are highly dependent upon certain customers. During the three months ended December 31, 2018 two customers accounted for 61% of our net revenue. During the nine months ended  December 31, 2018 two customers accounted for 56% of our net revenue. Net revenues from foreign customers for the three and nine months ended December 31, 2018 was $77,275 or 10% and $324,814 or 14%.

The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results.

Income from operations for the three and nine months ended December 31, 2018 decreased by $363,697 and $280,722, respectively. The decrease in operating income for the three and nine-month periods is from reduced sales expenses.

Interest income increased $1,588 and $8,486 for the three and nine months ended December 31, 2018, respectively. The increase is due to increased funds invested in a money market account.

The foregoing resulted in net loss before provision for income taxes for the three and nine months ended December 31, 2018 of $213,914 and $98,890, respectively. Earnings per share were $0.00 for the three and nine months ended December 31, 2018 and 2017, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2018, we had cash and cash equivalents of $1,480,778 as compared to $1,693,532 at March 31, 2018. The $212,754 decrease was primarily the result of cash used in operations during the nine-month period in the amount of $188,613, coupled with cash provided in financing activities of $24,141. Our cash will continue to be used for increased marketing costs, and the related administrative expenses all in an attempt to increase our revenue, as well as increased expenditures for our internal R&D.  We expect to have enough cash to fund operations for the next twelve months.

Future Sources of Liquidity:

We expect that growth in profitable revenues and continued focus on new customers will enable us to continue to generate cash flows from operating activities during fiscal 2019.

Based on current expectations, we believe that our existing cash of $1,480,778 as of December 31, 2018, and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash used in operating activities was $188,613 for the nine months ended December 31, 2018, as compared to net cash used by operating activities of $337,111 for the nine months ended December 31, 2017.  The cash used during the nine months ended December 31, 2018 was primarily due to net loss of $1,890 offset by depreciation and amortization of $29,331 and by deferred tax assets of $(97,000) coupled with an increase in net operating liabilities of $95,413, coupled with a decrease in net operating assets of $214,466.

In addition, we have increased our internal R&D expenditures as we are now devoting more of our engineering resources to advance our own proprietary medical device technologies.

INVESTING ACTIVITIES

No cash was provided for or used in investing activities for the nine months ended December 31, 2018.

FINANCING ACTIVITIES

For the nine months ended December 31, 2018, net cash used by financing activities was $24,141 due to repayments on capital lease obligations.

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

Cash and cash equivalents – For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at inception. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held at these accounts are current insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At December 31, 2018, approximately $1,370,000 exceeded the FDIC limit.

Our sales are materially dependent on a small group of customers, as noted in Note 4 of our condensed consolidated financial statements. We monitor our credit risk associated with our receivables on a routine basis. We also maintain credit controls for evaluating and granting customer credit.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Ru1e 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended December 31, 2018, there were no changes in the Company's internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

The determination that our disclosure controls and procedures were not effective as of December 31, 2018, is a result of:

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

The Company believes that the financial statements present fairly, in all material respects, the Company’s condensed consolidated balance sheets as of December 31, 2018, and March 31, 2018 and the related condensed consolidated statements of operations, and cash flows for the nine months ended December 31, 2018 and 2017, in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During September 2017, a suit was filed by a vendor for $33,000 claiming non-payment for services regarding investor relations and marketing.  The Company has filed a countersuit for $12,000 and 300,000 shares of its common stock, paid to the vendor due to lack of performance and other factors.  The matter was settled on January 9, 2019 for $15,000.

In July, the Company filed a complaint for damages, attorney's fees, costs and a declaratory judgement against Securities Transfer Corporation (STC) to compel STC to release the Company's stock transfer records to a new transfer agent.  STC refused to do so unless a termination fee of $10,578.76 was paid by the Company, although the agreement between STC and the Company provides for a termination fee of $500.  STC filed a counterclaim for damages in the above amount plus approximately $4,000 in unpaid fees.  The Company believes the counterclaim is without merit.  On November 30, 2018, the declamatory judgement was decided in favor of the Company and STC released the Company’s stock transfer records to the new transfer agent in December 2018. Although the declaratory judgement was decided in favor of the Company, the lawsuit and counterclaim are in the early stages and additional information is not available at this time.

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
February 19, 2018