Form 10-K
period 2019-03-31
ADM TRONICS UNLIMITED, INC.
filed 2019-07-15
CIK 849401

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [  ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter was $11,490,044.

The number of shares of the Common Stock outstanding as of July 15, 2019 was 67,588,492.

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

CONTRACT MANUFACTURING

The Company derives revenues from contract manufacturing of electronic medical and other devices from non-affiliated customers. As of March 31, 2019, we had approximately $730,000 of back-log for electronic product orders.

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

None of our chemical products are protected by patents, although the names of some of such products have been protected by trademarks. We do not believe that any such trademarks are material to our business. As of March 31, 2019, the dollar amount of backlog orders for our chemical products believed by us to be firm was not material.

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

CUSTOMERS

During the year ended March 31, 2019, two customers accounted for 58% of our net revenue. During the year ended March 31, 2018, three customers accounted for 58% of our net revenue. As of March 31, 2019, two customers accounted for 88% of our accounts receivable. As of March 31, 2018, one customer represented 67% of our accounts receivable. The loss of these major customers could have a material impact on our operations and cash flow.

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

RESEARCH AND DEVELOPMENT

During our fiscal years ended March 31, 2019 and 2018, research and development expenses with respect to company-sponsored research and development activities were $673,855 and $527,659 respectively. During such fiscal years, we did not expend any funds on customer-sponsored research and development activities with respect thereto, other than contracted research and development from engineering services customers.

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

EMPLOYEES

As of March 31, 2019, we had 23 full-time employees and 7 part-time employees. As of such date, we had one salaried employee in an executive or managerial position. We believe our relationship with our employees is good.

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

RISKS RELATED TO OUR COMPANY

At March 31, 2019, we had an accumulated deficit of approximately nearly $30 million. We may incur additional operating losses, as well as negative cash flows from operations, in the future.

We are highly dependent upon certain customers to generate our revenues. For the fiscal year ended March 31, 2019, two customers accounted for 58% of our net revenue. For the fiscal year ended March 31, 2018, three customers accounted for 58% of our net revenue. All customer purchases are made through purchase orders and we do not have any long-term contracts with customers. The complete loss of, or significant reduction in business from, or a material adverse change in the financial condition of, any of such customers will cause a material and adverse change in our revenues and operating results.

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

PENNY STOCK REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY OF OUR SECURITIES.

As of March 31, 2019 our common stock was exempt from the definition of a Penny Stock under SEC under Rule 240.3a51-1 because it meets one of the following tests: 1) A price of over $5 per share, 2) the issuer has Average Revenue of at least $6 million for the last 3 years, or 3) the issuer has Net Tangible Assets in excess of $2 million if the issuer has been in continuous operations for at least 3 years or $5 million if less than 3 years. Should we not meet one of the aforementioned requirements in the future, our common stock would be subject to penny stock rules. Penny stock rules, may discourage broker-dealers from effecting transactions in our common stock or affect their ability to sell our securities. As a result, purchasers and current holders of our securities could find it more difficult to sell their securities. Our stock is traded on the OTC Marketplace Venture Market referred to as the OTCQB. Trading volume of OTCQB stocks have been historically lower and more volatile then stocks traded on an exchange or the Nasdaq Stock Market. In addition, we may be subject to rules of the SEC that impose additional requirements on broker-dealers when selling penny stocks to persons other than established customers and accredited investors. In general, an accredited investor is a person with assets in excess of $1,000,000 or annual income exceeding $200,000 individually, or $300,000 together with his or her spouse. The relevant SEC regulations generally define penny stocks to include any equity security not traded on an exchange or the Nasdaq Stock Market with a market price (as defined in the regulations) of less than $5 per share. Under the penny stock regulations, a broker-dealer must make a special suitability determination as to the purchaser and must have the purchaser's prior written consent to the transaction. Prior to any transaction in a penny stock covered by these rules, a broker-dealer must deliver a disclosure schedule about the penny stock market prepared by the SEC. Broker-dealers must also make disclosure concerning commissions payable to both the broker-dealer and any registered representative and provide current quotations for the securities. Finally, broker-dealers are required to send monthly statements disclosing recent price information for the penny stock held in an account and information on the limited market in penny stocks.

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

Quarter Ended	High Bid	Low Bid

Fiscal 2019
31-Mar-19	$0.16	$0.15
31-Dec-18	$0.17	$0.12
30-Sep-18	$0.17	$0.16
30-Jun-18	$0.17	$0.14

Fiscal 2018
31-Mar-18	$0.20	$0.18
31-Dec-17	$0.18	$0.14
30-Sep-17	$0.16	$0.15
30-Jun-17	$0.20	$0.17

HOLDERS OF RECORD

As of March 31, 2019, 67,588,492 shares of the Company's common stock were issued and outstanding. On March 31, 2019, there were 1,323 shareholders of record.

DIVIDENDS

The Company has never paid any cash dividends on its common stock and has no intention of paying cash dividends in the foreseeable future. The Company intends to retain all earnings, if any, for use in the operation and expansion of its business.

EQUITY COMPENSATION PLAN

As of March 31, 2019, we did not have any compensation plans (including individual compensation arrangements) under which our equity securities were authorized for issuance.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, “Leases”, which is intended to improve financial reporting for lease transactions. This ASU will require organizations that lease assets, such as real estate and manufacturing equipment, to recognize both assets and liabilities on their balance sheet for the rights to use those assets for the lease term and obligations to make the lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as finance or operating lease. This ASU will also require disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. These disclosures will include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The Company will adopt this amendment in April of 2019. Under the new standard, the most significant change is the requirement of balance sheet recognition of right of use assets and lease liabilities by lessees for those leases classified as operating leases. We adopted the new accounting standard utilizing the modified retrospective method using a simplified transition approach, and, therefore, no adjustments were made to our prior period financial statements. We have elected the package of practical expedients for transition which are permitted in the new standard. Accordingly, we did not reassess whether (i) any expired or existing contracts are or contain leases under the new standard, (ii) classification of leases as operating leases or capital leases would be different under the new standard, or (iii) any initial direct costs would have met the definition of initial direct costs under the new standard. Additionally, we did not elect to use hindsight in determining the lease term for existing leases as of April 1, 2019. We recorded noncurrent right of use assets of approximately $967,000 and current and noncurrent operating lease liabilities of $967,000 as of April 1, 2019.

Effective April 1, 2018 the Company adopted ASC Topic 606 “Revenue from Contracts with Customers”, using the modified retrospective method. This guidance supersedes nearly all existing revenue recognition guidance under US GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. The Company has drafted its accounting policy for the new standard based on a detailed review of its business and contracts. Based on the new guidance, the Company will continue recognizing revenue at the time it's products are shipped, and therefore adoption of the standard did not have a material impact on its financial statements and is not expected to have a material impact in the future.

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

BUSINESS OVERVIEW

ADM is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. During the years ended March 31, 2019 and 2018, our operations were conducted through ADM itself and its subsidiary, Sonotron.

We are a technology-based developer and manufacturer of diversified lines of products and services in the following areas: electronics for non-invasive medical and other applications; research, development, regulatory and engineering services; and, environmentally safe chemical products for industrial, cosmetic and topical uses.

REVENUES AND GROSS MARGINS

Revenues decreased $735,258, or 20% from the prior year, which resulted from decreases of $336,800 in the engineering segment, $325,750 in the electronics segment and $72,708 in the chemicals segment. The decrease in engineering services and electronics was primarily the result of a reduction of several projects for one customer.

Engineering services revenues were also primarily reduced due to the Company's decision to expend increased engineering resources on research and development activities of its proprietary medical devices in accordance with management's plan to expedite the commercialization of these technologies.

OPERATING INCOME (LOSS)

Loss from operations for the year ended March 31, 2019 was $374,720. Loss from operations for the year ended March 31, 2018 was $66,188, an increase in loss of $308,532 or 466%.

Selling, general and administrative expenses decreased by $161,593 or 12%, from $1,404,604 to $1,243,011, mainly due to a decrease of bad debt expense of approximately $107,000, decrease in consulting fees of approximately $33,000, and decreases in royalties and commissions of approximately $13,000.

INCOME TAXES

During the fourth quarter of 2018, the Company calculated that it is entitled to federal and state research and development credits totaling approximately $429,000.  This offset the increase in deferred income taxes due to the decrease in the federal corporate tax rates. During the current year, the Company received its estimate of federal research and development credits.

NET INCOME AND NET LOSS PER SHARE

Net income (loss) for the fiscal years ended March 31, 2019 and 2018 was ($342,579) and $109,737 or ($0.01) and $0.00 per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2019, we had cash and cash equivalents of $1,555,687 as compared to $1,693,532 at March 31, 2018. The decrease of $137,845 was primarily the result of cash used in operations in the amount of $275,543 offset by cash provided from financing activities of $137,698. We expect to have enough cash to fund operations for the next twelve months.

Future Sources of Liquidity:

We expect our primary source of cash during fiscal 2020 to be net cash provided by operating activities. We expect that growth in profitable revenues and continued focus on new customers will enable us to continue to generate cash flows from operating activities.

If we do not generate sufficient cash from operations, face unanticipated cash needs or do not otherwise have sufficient cash, we have the ability to reduce certain expenses depending on the level of business operation.

Based on current expectations, we believe that our existing cash of $1,555,687 as of March 31, 2019 and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

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

OPERATING ACTIVITIES

Net cash used by operating activities was $275,543 for the fiscal year ended March 31, 2019. Cash provided during the year ended March 31, 2019 was primarily due to net loss of $342,579, write-off of inventories of $131,089 and an increase in reserve of bad debt of $35,000, off-set by decreases in deferred taxes of $15,000, an increase in operating liabilities of $197,839, depreciation and amortization of $39,055 and increases in net operating assets of $320,947.

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

INVESTING ACTIVITIES

For the fiscal year ended March 31, 2019 and March 31, 2018, there were no net cash used or provided by investing activities.

FINANCING ACTIVITIES

For the fiscal year ended March 31, 2019, net cash provided in financing activities was $137,698 due to advances on the line of credit of $386,000 off-set by payments toward the line of credit of $216,115 and payment toward the capital lease of $32,187

For the fiscal year ended March 31, 2018, net cash used in financing activities was $28,874 due to repayment of the capital lease.

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

MARCH 31, 2019 AND 2018

I N D E X

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ADM Tronics Unlimited, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ADM Tronics Unlimited, Inc. and Subsidiary (the Company) as of March 31, 2019 and 2018, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two year period ended March 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Raich Ende Malter & Co. LLP
We have served as the Company’s auditor since 2005. Melville, New York July 15, 2019

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2019	2018

ASSETS

Current assets:
Cash and cash equivalents	$1,555,687	$1,693,532
Accounts receivable, net of allowance for doubtful accounts of $160,000 and $125,000 in 2019 and 2018 respectively	916,844	877,403
Inventories	326,308	201,023
Prepaid expenses and other current assets	28,582	12,156

Total current assets	2,827,421	2,784,114

Property and equipment, net of accumulated depreciation of $108,099 and $70,440 in 2019 and 2018, respectively	95,461	133,120
Accounts receivable - related party	330,090	330,090
Inventories - long-term portion	85,457	111,051
Intangible assets, net of accumulated amortization of $12,035 and $10,639 in 2019 and 2018, respectively	8,899	10,295
Other assets	90,764	91,464
Deferred tax asset	1,107,000	1,092,000
Total other assets	1,717,671	1,768,020

Total assets	$4,545,092	$4,552,134

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Capital lease payable	$31,196	$31,196
Line of credit	169,885	-
Accounts payable	275,591	286,964
Accrued expenses and other current liabilities	150,549	149,382
Customer deposits	321,441	122,167
Due to stockholder	139,322	130,551
Total current liabilities	1,087,984	720,260

Long-term liabilities
Capital lease payable, net of current portion	22,450	54,637

Total liabilities	1,110,434	774,897

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 shares authorized, 67,588,492 shares issued and outstanding	33,794	33,794
Additional paid-in capital	33,294,069	33,294,069
Accumulated deficit	(29,893,205)	(29,550,626)
Total stockholders' equity	3,434,658	3,777,237

Total liabilities and stockholders' equity	$4,545,092	$4,552,134

The accompanying notes are an integral part of these

consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

	2019	2018

Net revenues	$3,018,954	$3,754,212

Cost of sales	1,454,700	1,865,908

Gross Profit	1,564,254	1,888,304

Operating expenses:
Research and development	673,855	527,659
Selling, general and administrative	1,243,011	1,404,604
Depreciation and amortization	22,108	22,229

Total operating expenses	1,938,974	1,954,492

(Loss) from operations	(374,720)	(66,188)

Other income (expense):
Interest income	26,948	17,632
Interest expense	(8,807)	(6,707)
Total other income (expense)	18,141	10,925

(Loss) before (provision for) benefit from income taxes	(356,579)	(55,263)

(Provision for) benefit from income taxes:
Current	(1,000)	(1,000)
Deferred	15,000	166,000

Total benefit (provision) for income taxes	14,000	165,000

Net income (loss)	$(342,579)	$109,737

Basic and diluted income (loss) per common share:	$(0.01)	$0.00

Weighted average shares of common stock outstanding - basic	67,588,492	67,588,492

Weighted average shares of common stock outstanding - diluted	67,588,492	67,588,492

The accompanying notes are an integral part of these

consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

	Common Stock	Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2017	67,588,492	$33,794	$33,294,069	$(29,660,363)	$3,667,500

Net income	-	-	-	109,737	109,737

Balance at March 31, 2018	67,588,492	33,794	33,294,069	(29,550,626)	3,777,237

Net (loss)	-	-	-	(342,579)	(342,579)

Balance at March 31, 2019	67,588,492	$33,794	$33,294,069	$(29,893,205)	$3,434,658

The accompanying notes are an integral part of these

consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2019 AND 2018

	2019	2018
Cash flows from operating activities:
Net income (loss)	$(342,579)	$109,737
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation and amortization	39,055	39,273
Write-off of inventories	131,089	312,830
Bad debt	35,000	100,000
Deferred taxes	(15,000)	(166,000)
(Increase) decrease in operating assets:
Accounts receivable	(74,441)	(114,784)
Accounts receivable - related party	-	(330,090)
Inventories	(230,780)	(198,497)
Prepaid expenses and other current assets	(15,726)	37,039
(Increase) decrease in operating liabilities:
Accounts payable	(11,373)	17,957
Customer deposits	199,274	(2,975)
Accrued expenses and other current liabilities	1,167	651
Due to stockholder	8,771	(65,011)
Net cash provided by (used in) operating activities	(275,543)	(259,870)

Cash flows from financing activities:
Proceeds from line of credit	386,000	-
Repayments of line of credit	(216,115)	-
Repayments of capital lease payable	(32,187)	(28,874)

Net cash provided by (used in) financing activities	137,698	(28,874)

Net (decrease) in cash and cash equivalents	(137,845)	(288,744)

Cash and cash equivalents - beginning of year	1,693,532	1,982,276

Cash and cash equivalents - end of year	$1,555,687	$1,693,532

Cash paid for:
Interest	$8,807	$6,707
Taxes	$-	$-

The accompanying notes are an integral part of these

consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019 AND 2018

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of ADM Tronics Unlimited, Inc. and its wholly owned subsidiary Sonotron (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Significant estimates made by management include expected economic life and value of our deferred tax assets and related valuation allowance, write down of inventory, impairment of long lived assets, allowance for doubtful accounts, and warranty reserves. Actual amounts could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

For certain of our financial instruments, including accounts receivable, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their relatively short maturities.

CASH AND CASH EQUIVALENTS

Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses to date as a result of this policy. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000 per institution. At March 31, 2019, approximately $1,390,000 exceeded the FDIC limit.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The carrying amounts of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed the due date and estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to expenses and a credit to a valuation allowance, based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Allowance for doubtful accounts was increased for the fiscal year ended March 31, 2019 to $160,000, up from $125,000 at March 31, 2018.

REVENUE RECOGNITION

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser. We offer a limited 90-day warranty on our electronics products and contract manufacturing and a limited 5-year warranty on our electronic controllers for spas and hot tubs. Historically, the amount of warranty revenue included in sales of our electronic products have been de minimus. We have no other post shipment obligations. Based on prior experience, no amounts have been accrued for potential warranty costs and actual costs were less than $2,000, for each of the fiscal years ended March 31, 2019 and 2018. For contract manufacturing, revenues are recognized after shipment of the completed products.

Amounts received from customers in advance of our satisfaction of applicable performance obligations are recorded as customer deposits. Such amounts are recognized as revenues when the related performance obligations are satisfied. Customer deposits of approximately $102,000 as of March 31, 2018 were recognized as revenues during the year ended March 31, 2019. Customer deposits amounted to $125,142 as of March 31, 2017.

CHEMICAL PRODUCTS:

Revenues are recognized when products are shipped to end users. Shipments to distributors are recognized as revenue when no right of return exists.

ENGINEERING SERVICES

We provide certain engineering services, including research, development, quality control and quality assurance services along with regulatory compliance services. We recognize revenue from engineering services on a monthly basis over time as the applicable performance obligations are satisfied.

All revenue is recognized net of discounts.

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

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) and net realizable value. Inventories that are expected to be sold within one operating cycle (1 year) are classified as a current asset. Inventories that are not expected to be sold within 1 year, based on historical trends, are classified as Inventories - long term portion. Obsolete inventory is written off annually based on prior and expected future usage.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to $59,877 and $62,297 for the fiscal years ended March 31, 2019 and 2018, respectively.

SHIPPING AND HANDLING COSTS

Shipping and handling costs incurred for the years ended March 31, 2019 and 2018 were approximately $3,754 and $2,904, respectively. Such costs are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations.

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

The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 31, 2019 and 2018, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Per share basic and diluted income (loss) amounted to $(0.01) and $0.00 for the fiscal years ended March 31, 2019 and 2018, respectively.

RECLASSIFICATION

Certain items in the prior financial statements have been reclassified to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which is intended to improve financial reporting for lease transactions. This ASU will require organizations that lease assets, such as real estate and manufacturing equipment, to recognize both assets and liabilities on their balance sheet for the rights to use those assets for the lease term and obligations to make the lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as finance or operating lease. This ASU will also require disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. These disclosures will include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. The Company has adopted this amendment in April of 2019. Under the new standard, the most significant change is the requirement of balance sheet recognition of right of use assets and lease liabilities by lessees for those leases classified as operating leases. We adopted the new accounting standard in accordance with ASU 2018-11, which amended ASC 842 to provide transition relief by providing entities the ability to not recast their comparative periods in transition, therefore, no adjustments were made to our prior period financial statements. We have elected the package of practical expedients for transition which are permitted in the new standard. Accordingly, we did not reassess whether (i) any expired or existing contracts are or contain leases under the new standard, (ii) classification of leases as operating leases or capital leases would be different under the new standard, or (iii) any initial direct costs would have met the definition of initial direct costs under the new standard. Additionally, we did not elect to use hindsight in determining the lease term for existing leases as of April 1, 2019. We recorded noncurrent ROU assets of approximately $967,000 and current and noncurrent operating lease liabilities of $967,000 as of April 1, 2019.

Effective April 1, 2018 the Company adopted ASC Topic 606 “Revenue from Contracts with Customers”, using the modified retrospective method. This guidance supersedes nearly all existing revenue recognition guidance under US GAAP. The core principle of the guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods and services. The Company has drafted its accounting policy for the new standard based on a detailed review of its business and contracts. Based on the new guidance, the Company will continue recognizing revenue at the time it's products are shipped, and therefore adoption of the standard did not have a material impact on its financial statements and is not expected to have a material impact in the future.

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

NOTE 3 - INVENTORIES

Inventories at March 31, 2019 consisted of the following:

	Current	Long Term	Total
Raw materials	$273,039	$84,721	$357,760
Finished goods	53,269	736	54,005
Totals	$326,308	$85,457	$411,765

Inventories at March 31, 2018 consisted of the following:

	Current	Long Term	Total
Raw materials	$168,640	$110,433	$279,073
Finished goods	32,383	618	33,001
Totals	$201,023	$111,051	$312,074

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2019 and 2018 is as follows:

	2019	2018
Machinery and equipment	$199,810	$199,810
Leasehold improvements	3,750	3,750
	203,560	203,560

Accumulated depreciation and amortization	(108,099)	(70,440)

Property and equipment, net	$95,461	$133,120

Depreciation and amortization expense related to property and equipment amounted to $37,659 and $37,878 for the years ended March 31, 2019 and 2018, respectively.

 NOTE 5 - INTANGIBLE ASSETS

Intangible assets are being amortized using the straight line method over periods ranging from 3-15 years with a weighted average remaining life of approximately 6 years.

	March 31, 2019				March 31, 2018
	Cost	Weighted Average Amortization Period (Years)	Accumulated Amortization	Net Carrying Amount	Cost	Weighted Average Amortization Period (Years)	Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$20,934	15	(12,035)	$8,899	$20,934	15	(10,639)	$10,295

Amortization expense was $1,396 for each of the years ended March 31, 2019 and 2018.

Estimated aggregate future amortization expense related to intangible assets is as follows:

For the fiscal years ended March 31,
2020	$1,396
2021	1,396
2022	1,396
2023	1,396
2024	1,396
Thereafter	1,919
$8,899

NOTE 6 – INVESTMENT AND RELATED PARTY

The Company has a $75,000 investment for 23.2% of Qol Devices Inc. (Qol), which is carried at cost and reported as a component of other assets in the accompanying consolidated balance sheets.

The Company has provided $330,090 in engineering services to Qol during the year March 31, 2018. Qol owes the Company $330,090 as of March 31, 2019.

NOTE 7 – LINE OF CREDIT

On June 15, 2018, the Company obtained an unsecured revolving line of credit, with a limit of $400,000.  The line expires May 16, 2020, renewing automatically every year.  The Company is required to make monthly interest payments, at a rate of 5.37%.  Any unpaid principal will be due upon maturity.  At March 31, 2019, the outstanding balance was $169,885.

NOTE 8 – CAPITAL LEASES

During September 2016 the Company leased equipment with a cost of approximately $129,000, under provisions of various long-term capital leases whereby the minimum lease payments have been capitalized. Accumulated depreciation at March 31, 2019 is approximately $62,000. The leases expire over various years through 2021. Depreciation of the leased assets is included in depreciation and amortization expense. The lease obligations are secured by the leased assets.

Future minimum lease payments under the above capital leases, as of March 31, 2019, are approximately as follows:

For the Years Ending March 31,
2020	$35,000
2021	20,000
55,000
Less: Amount attributable to imputed interest	2,000

Present value of minimum lease payments	53,000
Less: Current maturities	31,000

$22,000

NOTE 9 – CONCENTRATIONS

During the year ended March 31, 2019, two customers accounted for 58% of our net revenue. During the year ended March 31, 2018, three customers accounted for 58% of our net revenues. As of March 31, 2019, three customers accounted for 91% of our accounts receivable. As of March 31, 2018, two customers accounted for 75% of our accounts receivable. The loss of these major customers could have a material impact on our operations and cash flow.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Revenues from foreign customers represented $364,418 of our net revenue or 12% for the year ended March 31, 2019. Revenues from foreign customers represented $341,415 of net revenues or 8.8% for the year ended March 31, 2018.

NOTE 10 - SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Electronic	Engineering	Total
Year ended March 31, 2019
Revenue from customers	$1,318,814	$730,634	$969,506	$3,018,954
Segment operating income (loss)	$(81,849)	$(403,099)	$110,228	$(374,720)

Year ended March 31, 2018
Revenue from customers	$1,391,522	$1,056,384	$1,306,306	$3,754,212
Segment operating income (loss)	$34,611	$(303,388)	$202,589	$(66,188)

Total assets at March 31, 2019	$1,985,501	$1,099,983	$1,459,608	$4,545,092

Total assets at March 31, 2018	$1,687,276	$1,280,908	$1,583,950	$4,552,134

NOTE 11 - DISAGGREGATED NET REVENUES AND SEGMENT INFORMATION

The following tables show the Company's net revenues disaggregated by reportable segment and by product and service type:

	Twelve Months Ended March 31,
	2019	2018
Net Revenue in the US
Chemical	$954,396	$1,075,107
Electronics	730,634	1,031,384
Engineering	969,506	1,306,306
	$2,654,536	$3,412,797

Net Revenue outside the US
Chemical	364,418	316,415
Electronics	-	25,000
Engineering	-	-
	$364,418	$341,415

Total Net Revenues	$3,018,954	$3,754,212

NOTE 12 - INCOME TAXES

At March 31, 2019, the Company had federal and state net operating loss carry-forwards, (NOL’s) of approximately $2,200,000, which are due to expire through fiscal 2034. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Ultimate utilization of such NOL’s and credits is dependent upon the Company’s ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs.

Significant components of deferred tax assets are as follows as of March 31, 2019 and 2018:

	2019	2018

Net operating loss carry-forward	$637,000	$554,000
Stock based compensation	-	196,000
Research & development tax credit carry-forward	429,000	495,000
Other	41,000	43,000
Valuation allowance	-	(196,000)

Deferred tax asset, net	$1,107,000	$1,092,000

The benefit from (provision) for income taxes for the years ended at March 31, 2019 and 2018 differs from that amount using the statutory federal income tax rate as follows:

	2019	2018

Statutory federal income tax rate	21%	31%
Change in valuation allowance	(17%)	263%
Effective income tax rate	4%	294%

NOTE 13 - COMMITMENTS AND CONTINGENCIES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2028. The Company’s future minimum lease commitment at March 31, 2019 is as follows:

For the twelve-month period ended March 31,	Amount
2020	$101,875
2021	101,875
2022	101,875
2023	101,875
2024	105,625
Thereafter	454,219

$967,344

Rent and real estate tax expense for all facilities for the years ended March 31, 2019 and 2018 was approximately $132,000 and $128,000, respectively.

NOTE 14 – STOCK BASED COMPENSATION

On September 2, 2015, ADM granted an additional 3,000,000 stock options to employees at an exercise price of $0.20 per option and with a term of three years. The options were valued at $598,699 using the Black Scholes option pricing model with the following assumptions: risk free interest rate of 2.03%, volatility of 353%, estimated useful life of 3 years and dividend rate of 0%.

The following table summarizes information on all common share purchase options issued by us as of March 31, 2019 and 2018.

	2019		2018
	# of Shares	Weighted	# of Shares	Weighted
		Average		Average
		Exercise		Exercise
		Price		Price

Outstanding, beginning of year	3,000,000	$0.20	3,000,000	$0.20

Issued	-	-	-	-

Exercised	-	-	-	-

Expired	3,000,000	-	-	-

Outstanding, end of year	-	$0.00	3,000,000	$0.20

Exercisable, end of year	-	$0.00	3,000,000	$0.20

NOTE 15 – LEGAL PROCEEDINGS

During September 2017, a suit was filed by a vendor for $33,000 claiming nonpayment for services regarding investor relations and marketing. The Company filed a countersuit for $12,000 against the vendor due to lack of performance and other factors. This matter was settled on January 9, 2019 for $15,000.

NOTE 16 – SUBSEQUENT EVENTS

We evaluated all subsequent events from the date of the consolidated balance sheet through the issuance date of these consolidated financial statements and determined that there are no events or transactions occurring during the subsequent event reporting period which require recognition or disclosure in the consolidated financial statements.

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

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting as of March 31, 2019, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its assessment, management has concluded that our internal control over financial reporting was not effective as of March 31, 2019.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

The determination that our disclosure controls and procedures were not effective as of March 31, 2019 are a result of:

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

The Company believes that the financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of March 31, 2019 and 2018 and the related consolidated statements of income, stockholders’ equity (deficiency), and cash flows for the years ended March 31, 2019 and 2018, in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

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

Name	Age	Position
Andre' DiMino	63	President, Chief Executive Officer
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

ITEM 11. EXECUTIVE COMPENSATION

Name and Principal Position	Year	Salary	Bonus	Option	Other	Total

Andre' DiMino, Chief Executive Officer	2019	$150,020	$15,002	$-	$-	165,022.00

	2018	$142,513	$14,251	$-	$-	156,764.30

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

STOCKHOLDER MATTERS:

The following table sets forth information regarding ownership of shares of Company’s common stock, as of March 31, 2017, by (i) each person known to ADM to be the owner of 5% or more of ADM’s common stock (ii) each director and director nominee of ADM, (iii) the Named Officer, and (iv) all directors and officers of ADM as a group. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of the Company’s common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of any shares of Common Stock over which he or she has or shares, directly or indirectly, voting or investment power; or of which he or she has the right to acquire beneficial ownership at any time within 60 days after March 31, 2018. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. Common Stock beneficially owned and percentage ownership is based on 67,588,492 shares of Common Stock outstanding as of March 31, 2019.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by Raich Ende Malter & Co. LLP ("Raich") for the audit of the Company's annual consolidated financial statements for the fiscal years ended March 31, 2019 and 2018, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the fiscal years ended March 31, 2019 and 2018, were approximately $104,000 and $100,000, respectively.

AUDIT-RELATED FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2019 and 2018 for assurance and related services by Raich that are reasonably related to the performance of the audit or review of the Company's financial statements and not reported above under “Audit Fees” were $0 for each year.

TAX FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2019 and 2018 for professional services rendered by Raich for tax compliance were $10,000 for each year.

ALL OTHER FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2019 and March 31, 2018 for products and services provided by Raich other than the services reported above under “Audit Fees”, “Audit Related Fees” and “Tax Fees” were $0.

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

		Title	Date

/s/	Andre' DiMino	Chief Executive Officer (Principal	July 15, 2019
	Andre' DiMino	Executive Officer, Principal
Financial Officer and Principal
Accounting Officer) and Director