Form 10-K/A
period 2019-03-31
ADM TRONICS UNLIMITED, INC.
filed 2019-07-31
CIK 849401

FORM 10-K/A

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

The number of shares of the Common Stock outstanding as of July 16, 2018 was 67,588,492.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A ("Amendment No. 1") is being filed to amend our Annual Report on Form 10-K for the fiscal year ended March 31, 2019 ("Original Form 10-K"), filed with the U.S. Securities and Exchange Commission on July 15, 2019 ("Original Filing Date"). The purpose of this Amendment No. 1 is to file the updated XBRL Exhibit that was not ready for filing when the original 10-K was filed.

As required by the rules of the SEC, this Amendment No. 1 sets forth an amended "Item 15. Exhibits and Financial Statement Schedules" in its entirety.

Except as described above, this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows or other disclosures in, or exhibits to, the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

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

  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of July, 2019.

ADM TRONICS UNLIMITED, INC.

By:	/s/ Andre' DiMino
Andre' Di Mino
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

		Title	Date

/s/	Andre' DiMino	Chief Executive Officer (Principal	July 31, 2019
	Andre' DiMino	Executive Officer, Principal
Financial Officer and Principal
Accounting Officer) and Director