Form 10-Q
period 2019-06-30
ADM TRONICS UNLIMITED, INC.
filed 2019-08-19
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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
(Address of Principal Executive Offices)

Registrant's Telephone Number, including area code: (201) 767-6040

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

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

67,588,492 shares of Common Stock, $.0005 par value, as of August 19, 2019.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2019	2019
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$1,456,633	$1,555,687
Accounts receivable, net of allowance for doubtful accounts of $160,000 at June 30, 2019 and March 31, 2019	1,008,913	916,844
Inventories	424,825	326,308
Prepaid expenses and other current assets	51,930	28,582

Total current assets	2,942,301	2,827,421

Other Assets:
Property and equipment, net of accumulated depreciation of $117,475 and $108,099 at June 30, 2019 and March 31, 2019, respectively	86,085	95,461
Right of use assets - operating leases	941,875	-
Accounts receivable-related party	330,090	330,090
Inventories - long-term portion	85,457	85,457
Intangible assets, net of accumulated amortization of $12,384 and $12,035 at June 30, 2019 and March 31, 2019, respectively	8,550	8,899
Other assets	90,764	90,764
Deferred tax asset	1,086,000	1,107,000
Total other assets	2,628,821	1,717,671

Total assets	$5,571,122	$4,545,092

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current portion of obligations under operating leases	$101,875	$-
Current portion of obligations under capital leases	31,196	31,196
Line of credit	35,123	169,885
Accounts payable	283,303	275,591
Accrued expenses and other current liabilities	121,517	150,549
Customer deposits	514,186	321,441
Due to stockholder	142,092	139,322
Total current liabilities	1,229,292	1,087,984

Long-term liabilities
Noncurrent portion of obligations under capital leases	14,403	22,450
Noncurrent portion of obligations under operating leases	840,000	-
Total long-term liabilities	854,403	22,450

Total liabilities	2,083,695	1,110,434

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 shares authorized, 67,588,492 shares issued and outstanding	33,794	33,794
Additional paid-in capital	33,294,069	33,294,069
Accumulated deficit	(29,840,436)	(29,893,205)
Total stockholders' equity	3,487,427	3,434,658

Total liabilities and stockholders' equity	$5,571,122	$4,545,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED JUNE 30, 3019 AND 2018

(Unaudited)

	2019	2018

Net revenues	$830,821	$756,967

Cost of sales	396,009	304,421

Gross Profit	434,812	452,546

Operating expenses:
Research and development	145,766	109,868
Selling, general and administrative	214,255	320,025
Depreciation and amortization	5,506	5,557

Total operating expenses	365,527	435,450

Income from operations	69,285	17,096

Other income (expense):
Interest income	7,153	6,249
Interest expense	(1,669)	(728)
Total other income (expense)	5,484	5,521

Income before provision for income taxes	74,769	22,617

Provision for income taxes:
Current	1,000	-
Deferred	21,000	-
		.
Total provision for income taxes	22,000	-

Net income	$52,769	$22,617

Basic and diluted earnings per common share:	$0.00	$0.00

Weighted average shares of common stock outstanding - basic	67,588,492	67,588,492

Weighted average shares of common stock outstanding - diluted	67,588,492	67,588,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

 ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2019 AND 2018

(Unaudited)

	2019	2018
Cash flows from operating activities:
Net income	$52,769	$22,617
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,725	9,818
Write-off of inventories	15,639	-
Deferred taxes	21,000	-
Changes in operating assets and liabilities balances:
Accounts receivable	(92,069)	(45,649)
Inventories	(114,156)	(87,760)
Prepaid expenses and other current assets	(23,348)	(15,575)
Right of use assets - operating leases	(941,875)	-
Accounts payable	7,712	(28,419)
Accrued expenses and other current liabilities	(29,032)	(23,864)
Customer deposits	192,745	-
Due to stockholder	2,770	-
Operating lease liability	941,875	-
Net cash provided by (used in) operating activities	43,755	(168,832)

Cash flows provided (used) in financing activities:
Proceeds from line of credit	78,000	35,000
Repayments of line of credit	(212,762)	-
Borrowings from stockholder	-	6,971
Repayments of obligations under capital leases	(8,047)	(8,047)

Net cash provided by (used in) financing activities	(142,809)	33,924

Net (decrease) in cash and cash equivalents	(99,054)	(134,908)

Cash and cash equivalents - beginning of period	1,555,687	1,693,532

Cash and cash equivalents - end of period	$1,456,633	$1,558,624

Cash paid for:
Interest	$704	$728

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2019 AND MARCH 31, 2019

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

The accompanying unaudited condensed consolidated financial statements have been prepared by ADM pursuant to accounting principles generally accepted in the United States (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the condensed financial position and operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with US GAAP have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended March 31, 2019 as disclosed in our annual report on Form 10-K for that year. The operating results and cash flows for the three months ended June 30, 2019 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending March 31, 2020.

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

REVENUE RECOGNITION

ADM extends credit terms to our customers based on their credit worthiness. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our customers are typically due within 30 days of invoicing. An allowance for doubtful accounts is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers' creditworthiness.

CHEMICAL PRODUCTS:

Revenues are recognized upon shipment to a customer because that is when the customer obtains control of the promised good.

ELECTRONICS:

We recognize revenue from the sale of our electronic products upon shipment to a customer because that is when the customer obtains control of the promised good. We offer a limited 90-day warranty on our electronics products. We have no other post shipment obligations. Based on prior experience, no amounts have been accrued for potential warranty costs and actual costs were less than $2,000, for the three months ended June 30, 2019 and 2018. For contract manufacturing, revenues are recognized after shipment of the completed products.

Amounts received from customers in advance of our satisfaction of applicable performance obligations are recorded as customer deposits. Such amounts are recognized as revenues when the related performance obligations are satisfied. No customer deposits were recognized as revenues during the three month period ended June 30, 2019. Customer deposits of approximately $102,000 as of March 31, 2018 were recognized as revenues during the year ended March 31, 2019.

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

Per share basic and diluted earnings amounted to $0.00 for both the three months ended June 30, 2019 and June 30, 2018, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective April 1, 2019, the Company adopted ASU 2016-02, “Leases”, which is intended to improve financial reporting for lease transactions. This ASU requires organizations that lease assets, such as real estate and manufacturing equipment, to recognize both assets and liabilities on their balance sheet for the rights to use those assets for the lease term and obligations to make the lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily depends on its classification as finance or operating lease. This ASU also requires disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. Under the new standard, the most significant change is the requirement of balance sheet recognition of right of use assets and lease liabilities by lessees for those leases classified as operating leases. We adopted the new accounting standard utilizing the modified retrospective method using a simplified transition approach, and, therefore, no adjustments were made to our prior period financial statements. We have elected the package of practical expedients for transition which are permitted in the new standard. Accordingly, we did not reassess whether (i) any expired or existing contracts are or contain leases under the new standard, (ii) classification of leases as operating leases or capital leases would be different under the new standard, or (iii) any initial direct costs would have met the definition of initial direct costs under the new standard.

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

NOTE 3 - INVENTORIES

Inventories at June 30, 2019 consisted of the following:

	Current	Long Term	Total
Raw materials	$370,216	$84,721	$454,937
Finished goods	54,609	736	55,345
Totals	$424,825	$85,457	$510,282

Inventories at March 31, 2019 consisted of the following:

	Current	Long Term	Total
Raw materials	$273,039	$84,721	$357,760
Finished goods	53,269	736	54,005
Totals	$326,308	$85,457	$411,765

The Company values its inventories at the lower of cost and net realizable value using the first in, first out (“FIFO”) method.

NOTE 4 – CONCENTRATIONS

During the three months ended June 30, 2019, two customers accounted for 60% of our net revenue.

During the three months ended June 30, 2018, two customers accounted for 52% of our net revenue.

As of June 30 2019, two customers represented 84% of our gross accounts receivable.

As of March 31, 2019, two customers represented 88% of our gross accounts receivable.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Net revenues from foreign customers for the three months ended June 30, 2019 was $125,372 or 15%.

Net revenues from foreign customers for the three months ended June 30, 2018 was $101,965 or 13%.

At June 30, 2019 and March 31, 2019, accounts receivable included $46,693 and $405, respectively, from foreign customers.

NOTE 5 - DISAGGREGATED REVENUES AND SEGMENT INFORMATION

The following tables show the Company's revenues disaggregated by reportable segment and by product and service type:

	Three Months Ended June 30,
	2019	2018
Net Revenue in the US
Chemical	$262,260	$257,206
Electronics	154,767	148,966
Engineering	288,422	248,830
	705,449	655,002

Net Revenue outside the US
Chemical	125,372	101,965
Electronics	-	-
Engineering	-	-
	125,372	101,965

Total Revenues	$830,821	$756,967

Information about segments is as follows:

	Chemical	Electronics	Engineering	Total
Three months ended June 30, 2019
Revenue from external customers	$387,632	$154,767	$288,422	$830,821
Segment operating income (loss)	$74,901	$(56,860)	$51,244	$69,285

Three months ended June 30, 2018
Revenue from external customers	$359,171	$148,966	$248,830	$756,967
Segment operating income (loss)	$40,575	$(62,843)	$39,364	$17,096

Total assets at June 30, 2019	$2,618,427	$947,091	$2,005,604	$5,571,122

Total assets at March 31, 2019	$1,985,501	$1,099,983	$1,459,608	$4,545,092

NOTE 6 - LEASES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2028. The Company’s future minimum lease payments at June 30, 2019 is as follows:

For the twelve-month period ending June 30,	Amount
2020	$101,875
2021	101,875
2022	101,875
2023	101,875
2024	106,875
Thereafter	427,500

$941,875

Rent and real estate tax expense for all facilities for the three months ended June 30, 2019 and 2018 was approximately $33,000 and $32,000, respectively.

NOTE 7 – CAPITAL LEASES

During September 2016, the Company leased equipment with a cost of approximately $129,000 under provisions of various long-term leases whereby the minimum lease payments have been capitalized. Accumulated depreciation at June 30, 2019 is approximately $68,000. The leases expire over various years through 2021. Depreciation of the leased assets is included in depreciation and amortization expense. The lease obligations are secured by the leased assets.

Future minimum lease payments under the above capital leases, as of June 30, 2019, are approximately as follows:

For the twelve-month period ending June 30,
2020	$35,000
2021	11,000
46,000
Less: Amount attributable to imputed interest	500
Present value of minimum lease payments	45,500
Less: Current maturities	31,000
$14,500

NOTE 8 – LINE OF CREDIT

On June 15, 2018, the Company obtained an unsecured revolving line of credit, with a limit of $400,000.  The line expires May 16, 2020, renewing automatically every year.  The Company is required to make monthly interest payments, at a rate of 6.12% as of June 30, 2019.  Any unpaid principal will be due upon maturity.  At June 30, 2019, the outstanding balance was $35,123.

NOTE 9 - INCOME TAXES

At  June 30, 2019, the Company had federal net operating loss carry-forwards ("NOL")'s of approximately $2,191,000. These NOLs may be used to offset future taxable income and thereby reduce or eliminate our federal income taxes otherwise payable. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Ultimate utilization of such NOLs and research and development credits is dependent upon the Company's ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs.

During the three months ended June 30, 2019, the Company utilized approximately $75,000 of the net operating losses, and expects to utilize the entire $2,191,000 before expiration.

The effective rates were approximately 29% and 59% for the three months ended June 30, 2019 and 2018, respectively.

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "forecasts", "projects", or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-Q to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Item. 1 Description of Business – Risk Factors" and elsewhere in or incorporated by reference into our Annual Report on Form 10-K for the year ended March 31, 2019.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2019 AS COMPARED TO JUNE 30, 2018

Revenues for the three months ended June 30, 2019 increased by $73,854. The increase is a result of increased sales of $39,592 in the engineering segment, increased sales of $28,461 in the chemical segment, and increased revenues in the electronics of $5,801. The increases are primarily the result of the changes in customer ordering patterns.

Gross profit for the three months ended June 30, 2019 decreased by $17,734. The decrease in gross profit resulted from increased labor costs and a write-off of inventory during the quarter of $15,639.

We are highly dependent upon certain customers. During the three months ended June 30, 2019 two customers accounted for 60% of our net revenue. Net revenues from foreign customers for the three months ended June 30, 2019 was $125,372 or 15%.

The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results.

Income from operations for the three months ended June 30, 2019 increased by $52,189. The increase in operating income for the three-month period is from a decrease of the following expenses: approximately $37,000 in consulting fees, $8,000 in health insurance, $2,000 in royalties and $4,000 in travel expenses.

Interest income increased $904 for the three months ended June 30, 2019. The increase is due to increased funds invested in a money market account. Interest expense increased $941 primarily due to increased balance in the line of credit.

The foregoing resulted in net income before provision for income taxes for the three months ended June 30, 2019 of $52,769. Earnings per share were $0.00 for the three ended June 30, 2019 and 2018, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2019, we had cash and cash equivalents of $1,456,633 as compared to $1,555,687 at March 31, 2019. The $99,054 decrease was primarily the result of cash provided by operations during the three-month period in the amount of $43,755, offset with cash used in financing activities of $142,809. Our cash will continue to be used for increased marketing costs, and the related administrative expenses all in an attempt to increase our revenue, as well as increased expenditures for our internal R&D.  We expect to have enough cash to fund operations for the next twelve months.

Future Sources of Liquidity:

We expect that growth in profitable revenues and continued focus on new customers will enable us to continue to generate cash flows from operating activities during fiscal 2020.

Based on current expectations, we believe that our existing cash of $1,456,633 as of June 30, 2019, and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash provided by operating activities was $43,755 for the three months ended June 30, 2019, as compared to net cash used by operating activities of $168,832 for the three months ended June 30, 2018.  The cash provided during the three months ended June 30, 2019 was primarily due to net income of $52,769 plus depreciation and amortization of $9,725 coupled with an increase in net operating liabilities of $1,116,070, coupled with a increase in net operating assets of $1,171,448.

In addition, we have increased our internal R&D expenditures as we are now devoting more of our engineering resources to advance our own proprietary medical device technologies.

INVESTING ACTIVITIES

No cash was provided for or used in investing activities for the three months ended June 30, 2019.

FINANCING ACTIVITIES

For the three months ended June 30, 2019, net cash used by financing activities was $142,809 due to repayments on capital lease obligations and the line of credit.

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

Cash and cash equivalents – For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at inception. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held at these accounts are current insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At June 30, 2019, approximately $1,334,000 exceeded the FDIC limit.

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

The determination that our disclosure controls and procedures were not effective as of June 30, 2019, is a result of:

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

The Company believes that the financial statements present fairly, in all material respects, the Company’s condensed consolidated balance sheets as of June 30, 2019, and March 31, 2019 and the related condensed consolidated statements of income, and cash flows for the three months ended June 30, 2019 and 2018, in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July 2018, the Company filed a complaint for damages, attorney's fees, costs and a declaratory judgement against Securities Transfer Corporation (STC) to compel STC to release the Company's stock transfer records to a new transfer agent.  STC refused to do so unless a termination fee of $10,578.76 was paid by the Company, although the agreement between STC and the Company provides for a termination fee of $500.  STC filed a counterclaim for damages in the above amount plus approximately $4,000 in unpaid fees.  The Company believes the counterclaim is without merit.  On November 30, 2018, the declamatory judgement was decided in favor of the Company and STC released the Company’s stock transfer records to the new transfer agent in December 2018. Although the declaratory judgement was decided in favor of the Company, the lawsuit and counterclaim are in the early stages and additional information is not available at this time.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended March 31, 2019.

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
August 19, 2019