Form 10-Q
period 2019-09-30
ADM TRONICS UNLIMITED, INC.
filed 2019-11-19
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

67,588,492 shares of Common Stock, $.0005 par value, as of November 19, 2019.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2019	2019
		(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$1,627,203	$1,555,687
Accounts receivable, net of allowance for doubtful accounts of $160,000 for each period	1,007,707	916,844
Inventories	372,674	326,308
Prepaid expenses and other current assets	115,225	28,582

Total current assets	3,122,809	2,827,421

Other Assets:
Property and equipment, net of accumulated depreciation of $126,850 and $108,099 at September 30, 2019 and March 31, 2019, respectively	76,710	95,461
Operating lease asset	916,406	-
Accounts receivable-related party	330,090	330,090
Inventories - long-term portion	85,457	85,457
Intangible assets, net of accumulated amortization of $12,733 and $12,035 at September 30, 2019 and March 31, 2019, respectively	8,201	8,899
Other assets	90,764	90,764
Deferred tax asset	1,097,000	1,107,000
Total other assets	2,604,628	1,717,671

Total assets	$5,727,437	$4,545,092

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Finance lease payable	$31,196	$31,196
Line of credit	-	169,885
Accounts payable	336,835	275,591
Accrued expenses and other current liabilities	158,881	150,549
Customer deposits	671,528	321,441
Due to stockholder	146,217	139,322
Total current liabilities	1,344,657	1,087,984

Long-term liabilities
Finance lease payable, net of current portion	6,356	22,450
Operating lease liability	916,406	-
Total long-term liabilities	922,762	22,450

Total liabilities	2,267,419	1,110,434

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 shares authorized, 67,588,492 shares issued and outstanding	33,794	33,794
Additional paid-in capital	33,294,069	33,294,069
Accumulated deficit	(29,867,845)	(29,893,205)
Total stockholders' equity	3,460,018	3,434,658

Total liabilities and stockholders' equity	$5,727,437	$4,545,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 3019 AND 2018

(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2019	2018	2019	2018

Net revenues	$956,791	$854,696	$1,787,612	$1,611,663
Cost of sales	544,448	332,617	940,457	637,038

Gross Profit	412,343	522,079	847,155	974,625

Operating expenses:
Research and development	148,751	106,715	294,517	216,583
Selling, general and administrative	301,835	328,909	516,090	654,491
Depreciation and amortization	5,505	-	11,011	-

Total operating expenses	456,091	435,624	821,618	871,074

Income (loss) from operations	(43,748)	86,455	25,537	103,551

Other income (expense):
Interest income	6,541	7,197	13,694	13,446
Interest and finance expenses	(1,202)	(1,245)	(2,871)	(1,973)
Total other income (expense)	5,339	5,952	10,823	11,473

Income (loss) before provision for income taxes	(38,409)	92,407	36,360	115,024

Provision (benefit) for income taxes:
Current	-	6,000	1,000	6,000
Deferred	(11,000)	(32,000)	10,000	(32,000)
Total provision (benefit) for income taxes	(11,000)	(26,000)	11,000	(26,000)

Net income (loss)	$(27,409)	$118,407	$25,360	$141,024

Basic and diluted per common share:	$(0.00)	$0.00	$0.00	$0.00
Weighted average shares of common stock outstanding - basic and diluted	67,588,492	67,588,492	67,588,492	67,588,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	2019	2018
Cash flows from operating activities:
Net income	$25,360	$141,024
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	19,449	19,605
Write-off of inventories	46,715	-
Deferred taxes	10,000	(32,000)
Changes in operating assets and liabilities balances:
Accounts receivable	(90,863)	(13,452)
Inventories	(93,081)	(179,307)
Prepaid expenses and other current assets	(86,643)	(29,038)
Operating lease asset	(916,406)	-
Accounts payable	61,244	(41,194)
Customer deposits	350,087	11,406
Accrued expenses and other current liabilities	8,332	58,851
Due to shareholder	6,895	3,465
Operating lease liability	916,406	-
Net cash provided by (used in) operating activities	257,495	(60,640)

Cash flows provided (used) in financing activities:
Proceeds from line of credit	115,000	80,518
Repayments of line of credit	(284,885)	(25,413)
Repayments on capital lease payable	(16,094)	(16,093)

Net cash provided by (used in) financing activities	(185,979)	39,012

Net increase (decrease) in cash and cash equivalents	71,516	(21,628)

Cash and cash equivalents - beginning of period	1,555,687	1,693,532

Cash and cash equivalents - end of period	$1,627,203	$1,671,904

Cash paid for:
Interest	$2,871	$1,973

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2019 AND MARCH 31, 2019

NOTE 1 - NATURE OF BUSINESS

ADM Tronics Unlimited, Inc., incorporated under the laws of the state of Delaware on November 24, 1969, and subsidiary (collectively, “we”, “us”, the “Company” or “ADM”), is a technology-based developer and manufacturer of diversified lines of products and derives revenues from the production and sale of electronics for medical devices and other applications; environmentally safe chemical products for industrial, medical and cosmetic uses; and, research, development, regulatory and engineering services. The Company's customer base is comprised of foreign and domestic entities with diverse demographics.

The accompanying unaudited condensed consolidated financial statements have been prepared by ADM pursuant to accounting principles generally accepted in the United States (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the condensed financial position and operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with US GAAP have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended March 31, 2019 as disclosed in our annual report on Form 10-K for that year. The operating results and cash flows for the three and six months ended September 30, 2019 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending March 31, 2020.

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

Cash and cash equivalents

For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at inception. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held at these accounts are current insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At September 30, 2019, approximately $1,298,000 exceeded the FDIC limit.

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

ELECTRONICS:

We recognize revenue from the sale of our electronic products upon shipment to a customer because that is when the customer obtains control of the promised good. We offer a limited 90-day warranty on our electronics products. We have no other post shipment obligations. Based on prior experience, no amounts have been accrued for potential warranty costs and actual costs were less than $2,000, for the three and six months ended September 30, 2019 and 2018. For contract manufacturing, revenues are recognized after shipment of the completed products.

Amounts received from customers in advance of our satisfaction of applicable performance obligations are recorded as customer deposits. Such amounts are recognized as revenues when the related performance obligations are satisfied. Customer deposits of approximately $120,000 were recognized as revenues during the six months ended September 30, 2019.

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

Per share basic and diluted earnings amounted to $0.00 for the three and six months ended September 30, 2019 and September 30, 2018, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

Effective April 1, 2019, the Company adopted ASU 2016-02, “Leases”, which is intended to improve financial reporting for lease transactions. This ASU requires organizations that lease assets, such as real estate and manufacturing equipment, to recognize both assets and liabilities on their balance sheet for the rights to use those assets for the lease term and obligations to make the lease payments created by those leases that have terms of greater than 12 months. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily depends on its classification as a finance or operating lease. This ASU also requires disclosures to help investors and other financial statement users better understand the amount and timing of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the financial statements. Under the new standard, the most significant change is the requirement of balance sheet recognition of right of use assets and lease liabilities by lessees for those leases classified as operating leases. We adopted the new accounting standard utilizing the modified retrospective method using a simplified transition approach, and, therefore, no adjustments were made to our prior period financial statements. We have elected the package of practical expedients for transition which are permitted in the new standard. Accordingly, we did not reassess whether (i) any expired or existing contracts are or contain leases under the new standard, (ii) classification of leases as operating leases or capital leases would be different under the new standard, or (iii) any initial direct costs would have met the definition of initial direct costs under the new standard.

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

NOTE 3 - INVENTORIES

	Current	Long Term	Total
Raw materials	$335,374	$84,721	$420,095
Finished goods	37,300	736	38,036
Totals	$372,674	$85,457	$458,131

Inventories at March 31, 2019 consisted of the following:

	Current	Long Term	Total
Raw materials	$273,039	$84,721	$357,760
Finished goods	53,269	736	54,005
Totals	$326,308	$85,457	$411,765

The Company values its inventories at the lower of cost and net realizable value using the first in, first out (“FIFO”) method.

NOTE 4 – CONCENTRATIONS

During the three months ended September 30, 2019, one customer accounted for 47% of our net revenue. During the six months ended September 30, 2019, one customer accounted for 47% of our net revenue.

During the three months ended September 30, 2018, one customer accounted for 39% of our net revenue. During the six months ended  September 30, 2018, two customers accounted for 49% of our net revenue.

As of September 30, 2019, two customers represented 80% of our gross accounts receivable.

As of March 31, 2019, two customers represented 88% of our gross accounts receivable.

Net revenues from foreign customers for the three and six months ended September 30, 2019 was $116,910 or 12% and $242,282 or 14%, respectively.

Net revenues from foreign customers for the three and six months ended September 30, 2018 was $144,977 or 17% and $247,539 or 15%, respectively.

At September 30, 2019 and March 31, 2019, accounts receivable included $35,730 and $405, respectively, from foreign customers.

NOTE 5 - DISAGGREGATED REVENUES AND SEGMENT INFORMATION

The following tables show the Company's revenues disaggregated by reportable segment and by product and service type:

	Three months Ended September 30,
	2019	2018
Net Revenue from US customers
Chemical	$295,739	$307,708
Electronics	281,210	74,752
Engineering	262,932	327,259
	839,881	709,719

Net Revenue from foreign customers
Chemical	116,910	119,989
Electronics	-	24,988
Engineering	-	-
	116,910	144,977

Total Revenues	$956,791	$854,696

	Six Months Ended September 30,
	2019	2018
Net Revenue from US customers
Chemical	$557,999	$564,317
Electronics	435,977	223,718
Engineering	551,354	576,089
	1,545,330	1,364,124

Net Revenue from foreign customers
Chemical	242,282	222,551
Electronics	-	24,988
Engineering	-	-
	242,282	247,539

Total Revenues	$1,787,612	$1,611,663

Information about segments is as follows:

	Chemical	Electronics	Engineering	Total
Three months ended September 30, 2019
Revenue from external customers	$412,649	$281,210	$262,932	$956,791
Segment operating income (loss)	$(42,634)	$(29,524)	$28,410	$(43,748)

Six months ended September 30, 2019
Revenue from external customers	$800,281	$435,977	$551,354	$1,787,612
Segment operating income (loss)	$32,267	$(86,384)	$79,654	$25,537

Three months ended September 30, 2018
Revenue from external customers	$427,697	$99,740	$327,259	$854,696
Segment operating income (loss)	$119,155	$(84,067)	$51,367	$86,455

Six months ended September 30, 2018
Revenue from external customers	$786,868	$248,706	$576,089	$1,611,663
Segment operating income (loss)	$159,730	$(146,909)	$90,730	$103,551

Total assets at September 30, 2019	$2,577,346	$1,317,311	$1,832,780	$5,727,437

Total assets at March 31, 2019	$1,985,501	$1,099,983	$1,459,608	$4,545,092

NOTE 6 – LEASES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2028. The Company’s future minimum lease payments at September 30, 2019 is as follows:

For the twelve-month period ending September 30,	Amount
2020	$101,875
2021	101,875
2022	101,875
2023	103,125
2024	106,875
Thereafter	400,781

$916,406

Rent and real estate tax expense for all facilities for the three and six months ended September 30, 2019 and 2018 was approximately $19,000 and $19,000 and $37,000 and $32,000, respectively.

NOTE 7 – FINANCE LEASES

During September 2016, the Company leased equipment with a cost of approximately $129,000 under provisions of various long-term leases whereby the minimum lease payments have been capitalized. Accumulated depreciation at September 30, 2019 is approximately $75,000. The leases expire over various years through 2021. Depreciation of the leased assets is included in depreciation and amortization expense. The lease obligations are secured by the leased assets.

Future minimum lease payments under the above capital leases, as of September 30, 2019, are approximately as follows:

For the twelve-month period ending September 30,
2020	$35,000
2021	3,000
38,000
Less: Amount attributable to imputed interest	500
Present value of minimum lease payments	37,500
Less: Current maturities	31,000
$6,500

NOTE 8 – LINE OF CREDIT

On June 15, 2018, the Company obtained an unsecured revolving line of credit, with a limit of $400,000.  The line expires May 16, 2020, renewing automatically every year.  The Company is required to make monthly interest payments, at a rate of 6.2% as of September 30, 2019.  Any unpaid principal will be due upon maturity.  At September 30, 2019, the outstanding balance was $-0-.

NOTE 9 - INCOME TAXES

At  September 30, 2019, the Company had federal net operating loss carry-forwards ("NOL")'s of approximately $2,200,000. These NOLs may be used to offset future taxable income and thereby reduce or eliminate our federal income taxes otherwise payable. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Ultimate utilization of such NOLs and research and development credits is dependent upon the Company's ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs.

During the six months ended September 30, 2019, the Company utilized approximately $36,000 of the net operating losses, and expects to utilize the entire $2,191,000 before expiration.

The effective rates were approximately 30% and (23%) for the six months ended September 30, 2019 and 2018, respectively.

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

BUSINESS OVERVIEW

The Company is a technology-based developer and manufacturer of diversified lines of products and derives revenue from the production and sale of electronics for medical devices and other applications; environmentally safe chemical products for industrial, medical and cosmetic uses; and, research, development, regulatory and engineering services. The Company has increased internal research and development by utilizing their engineering resources to advance their own proprietary medical device technologies.

The Company is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. Our operations are conducted through ADM Tronics Unlimited, Inc. ("ADM") and its subsidiary Sonotron Medical Systems, Inc. ("SMI").

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2019 AS COMPARED TO SEPTEMBER 30, 2018

Revenues for the three months ended September 30, 2019 increased by $102,095. The increase is a result of increased sales of $181,469 in the electronics segment offset by reductions of $15,048 and $64,326 in the Chemical and Engineering segments, respectively.

Gross profit for the three months ended September 30, 2019 decreased by $109,736. The decrease in gross profit resulted primarily from increased labor costs and associated payroll taxes.

We are highly dependent upon certain customers. During the three months ended September 30, 2019, one customers accounted for 47% of our net revenue. Net revenues from foreign customers for the three months ended September 30, 2019 was $116,910 or 12%.

During the six months ended September 30, 2019 one customer accounted for 48% of our net revenue. Net revenues from foreign customers for the six months ended September 30, 2019 was $247,539 or 15%.

During the three months ended  September 30, 2018, one customer accounted for 39% of our net revenue. During the six months ended September 30, 2018, two customers accounted for 49% of our net revenue

The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results.

Income from operations for the three months ended September 30, 2019 decreased by $130,203. The decrease in operating income for the three-month period is from an increase of the following expenses: approximately $18,000 in accounting fees, $17,000 in administrative salary, $30,000 in health insurance, and $41,000 in research and development.

Income from operations for the six months ended September 30, 2019 decreased by $78,014. The decrease in operating income for the six-month period is primarily from an increase of the following expenses: approximately $18,000 in accounting fees, $22,000 in health insurance, and $78,000 in research and development offset by decreases in consulting fees of $45,000.

Interest income decreased $656 for the three months ended September 30, 2019. The decrease is due to decreased funds invested in a money market account. Interest expense increased $43.

Interest income increased $248 for the six months ended September 30, 2019. Interest expense increased $898. primarily due to increase in the interest rate.

The foregoing resulted in a net loss before provision for income taxes for the three months ended September 30, 2019 of $28,409 and net income of $25,360 for the six months ended September 30, 2019 . Earnings per share were $0.00 for the three and six months ended September 30, 2019 and 2018, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2019, we had cash and cash equivalents of $1,627,203 as compared to $1,555,687 at March 31, 2019. The $71,516 increase was primarily the result of cash provided by operations during the six-month period in the amount of $257,495, offset with cash used in financing activities of $185,979. Our cash will continue to be used for increased marketing costs, and increased production labor costs all in an attempt to increase our revenue, as well as increased expenditures for our internal R&D.  We expect to have enough cash to fund operations for the next twelve months.

Future Sources of Liquidity:

We expect that growth with profitable customers and continued focus on new customers will enable us to continue to generate cash flows from operating activities during fiscal 2020.

Based on current expectations, we believe that our existing cash and cash equivalents of $1,627,203 as of September 30, 2019, and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash provided by operating activities was $257,495 for the six months ended September 30, 2019, as compared to net cash used in operating activities of $60,640 for the six months ended September 30, 2018.  The cash provided during the six months ended September 30, 2019 was primarily due to net income of $25,360 plus depreciation and amortization of $19,449 coupled with an increase in net operating liabilities of $1,342,964, coupled with a decrease in net operating assets of $1,186,993.

INVESTING ACTIVITIES

No cash was provided for or used in investing activities for the six months ended September 30, 2019.

FINANCING ACTIVITIES

For the six months ended September 30, 2019, net cash used by financing activities was $185,979 due to repayments on capital lease obligations and the line of credit.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable.

Cash and cash equivalents – For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at inception. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held at these accounts are current insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At September 30, 2019, approximately $1,298,000 exceeded the FDIC limit.

Our sales are materially dependent on a small group of customers, as noted in Note 4 of our condensed consolidated financial statements. We monitor our credit risk associated with our receivables on a routine basis. We also maintain credit controls for evaluating and granting customer credit.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Ru1e 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended September 30, 2019, there were no changes in the Company's internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

The determination that our disclosure controls and procedures were not effective as of September 30, 2019, is a result of:

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

The Company believes that the financial statements present fairly, in all material respects, the Company’s condensed consolidated balance sheets as of September 30, 2019, and March 31, 2019 and the related condensed consolidated statements of income, and cash flows for the three and six months ended September 30, 2019 and 2018, in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In July 2018, the Company filed a complaint for damages, attorney's fees, costs and a declaratory judgement against Securities Transfer Corporation (STC) to compel STC to release the Company's stock transfer records to a new transfer agent.  STC refused to do so unless a termination fee of $10,578.76 was paid by the Company, although the agreement between STC and the Company provides for a termination fee of $500.  STC filed a counterclaim for damages in the above amount plus approximately $4,000 in unpaid fees.  The Company believed the counterclaim was without merit.  On November 30, 2018, the declamatory judgement was decided in favor of the Company and STC released the Company’s stock transfer records to the new transfer agent in December 2018. The lawsuit was settled on September 30, 2019 with a $5,000 settlement fee paid to STC.

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
November 19, 2019

16