Form 10-Q
period 2019-12-31
ADM TRONICS UNLIMITED, INC.
filed 2020-02-19
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

67,588,492 shares of Common Stock, $.0005 par value, as of February 19, 2020.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2019	2019
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$1,601,435	$1,555,687
Accounts receivable, net of allowance for doubtful accounts of $160,000 for each period	712,141	916,844
Inventories	523,240	326,308
Prepaid expenses and other current assets	106,922	28,582
Total current assets	2,943,738	2,827,421

Other Assets:
Property and equipment, net of accumulated depreciation of $136,226 and $108,099 at December 31, 2019 and March 31, 2019, respectively	67,334	95,461
Right-of-use asset	719,825	-
Accounts receivable-related party	330,090	330,090
Inventories - long-term portion	85,457	85,457
Intangible assets, net of accumulated amortization of $13,082 and $12,035 at December 31, 2019 and March 31, 2019, respectively	7,852	8,899
Other assets	90,538	90,764
Deferred tax asset	1,025,000	1,107,000
Total other assets	2,326,096	1,717,671

Total assets	$5,269,834	$4,545,092

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Capital lease payable	$29,505	$31,196
Line of credit	-	169,885
Accounts payable	288,132	275,591
Accrued expenses and other current liabilities	135,120	150,549
Customer deposits	668,244	321,441
Current operating lease liability	68,588
Due to stockholder	123,117	139,322
Total current liabilities	1,312,766	1,087,984

Long-term liabilities
Capital lease payable, net of current portion	-	22,450
Operating lease liability, net of current portion	616,654	-
Total long-term liabilities	616,654	22,450

Total liabilities	$1,929,360	$1,110,434

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	$-	$-
Common stock, $0.0005 par value; 150,000,000 shares authorized, 67,588,492 shares issued and outstanding	33,794	33,794
Additional paid-in capital	33,294,069	33,294,069
Accumulated deficit	(29,987,390)	(29,893,205)
Total stockholders' equity	3,340,473	3,434,658

Total liabilities and stockholders' equity	$5,269,833	$4,545,092

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2019	2018	2019	2018

Net revenues	$805,126	$739,538	$2,592,738	$2,351,201

Cost of sales	487,055	506,562	1,427,512	1,143,600

Gross Profit	318,071	232,976	1,165,226	1,207,601

Operating expenses:
Research and development	169,650	115,202	464,167	331,785
Selling, general and administrative	208,639	332,190	724,729	975,584
Depreciation and amortization	5,506	5,506	16,517	16,603

Total operating expenses	383,795	452,898	1,205,413	1,323,972

(Loss) from operations	(65,724)	(219,922)	(40,187)	(116,371)

Other income (expense):
Interest income	6,051	6,846	19,745	20,292
Interest and finance expenses	(857)	(838)	(3,728)	(2,811)
Total other income (expense)	5,194	6,008	16,017	17,481

(Loss) before provision for income taxes	(60,530)	(213,914)	(24,170)	(98,890)

Provision (benefit) for income taxes:
Current	(12,985)	(6,000)	(11,985)	-
Deferred	72,000	(65,000)	82,000	(97,000)
Total provision (benefit) for income taxes	59,015	(71,000)	70,015	(97,000)

Net (loss)	$(119,545)	$(142,914)	$(94,185)	$(1,890)

Basic and diluted per common share:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares of common stock outstanding - basic and diluted	67,588,492	67,588,492	67,588,492	67,588,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S (DEFICIENCY)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at March 31, 2019	67,588,492	$33,794	$33,294,069	$(29,893,205)	3,434,658

Net income (loss)	-	-	-	(94,185)	(94,185)

Balance at December 31, 2019	67,588,492	33,794	33,294,069	(29,987,390)	3,340,473

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2019 AND 2018

(Unaudited)

	2019	2018
Cash flows from operating activities:
Net (loss)	$(94,185)	$(1,890)
Adjustments to reconcile net (loss) to net cash provided (used in) operating activities:
Depreciation and amortization	29,174	29,331
Write-off of inventories	34,363	-
Deferred taxes	82,000	(97,000)
Non-cash operating lease cost	41,823
Changes in operating assets and liabilities balances:
Accounts receivable	204,703	(41,744)
Inventories	(231,295)	(155,430)
Prepaid expenses and other current assets	(78,114)	(17,293)
Accounts payable	12,541	61,321
Customer deposits	346,803	60,140
Accrued expenses and other current liabilities	(15,429)	(22,354)
Due to shareholder	(16,205)	(3,694)
Payments of operating lease liability	(76,406)	-
Net cash provided by (used in) operating activities	239,773	(188,613)

Cash flows provided (used) in financing activities:
Proceeds from line of credit	185,000	-
Repayments of line of credit	(354,885)	-
Repayments on capital lease payable	(24,140)	(24,141)

Net cash (used in) financing activities	(194,025)	(24,141)

Net increase (decrease) in cash and cash equivalents	45,748	(212,754)

Cash and cash equivalents - beginning of period	1,555,687	1,693,532

Cash and cash equivalents - end of period	$1,601,435	$1,480,778

Cash paid for:
Interest	$3,728	$2,811
Taxes	$750	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

DECEMBER 31, 2019 AND MARCH 31, 2019

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

The accompanying unaudited condensed consolidated financial statements have been prepared by ADM pursuant to accounting principles generally accepted in the United States (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the condensed financial position and operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with US GAAP have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended March 31, 2019 as disclosed in our annual report on Form 10-K for that year. The operating results and cash flows for the three and nine months ended December 31, 2019 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending March 31, 2020.

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

CASH AND CASH EQUIVALENTS

For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at inception. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held at these accounts are current insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At December 31, 2019, approximately $1,288,000 exceeded the FDIC limit.

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

ELECTRONICS:

We recognize revenue from the sale of our electronic products upon shipment to a customer because that is when the customer obtains control of the promised good. We offer a limited 90-day warranty on our electronics products. We have no other post shipment obligations. Based on prior experience, no amounts have been accrued for potential warranty costs and actual costs were less than $2,000, for the three and nine months ended December 31, 2019 and 2018. For contract manufacturing, revenues are recognized after shipment of the completed products.

Amounts received from customers in advance of our satisfaction of applicable performance obligations are recorded as customer deposits. Such amounts are recognized as revenues when the related performance obligations are satisfied. Customer deposits of approximately $310,000 were recognized as revenues during the nine months ended December 31, 2019.

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

Per share basic and diluted earnings amounted to $0.00 for the three and nine months ended December 31, 2019 and December 31, 2018, respectively.

LEASES

The Company determines if a contractual arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, current operating lease liabilities, and noncurrent operating lease liabilities on the Company’s Condensed Consolidated Balance Sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. The lease payments included in the present value are fixed lease payments. As most of the Company’s leases do not provide an implicit rate, the Company estimates its collateralized incremental borrowing rate, based on information available at the commencement date, in determining the present value of lease payments. The operating lease ROU assets include any payments made before the commencement date and exclude lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company defines a short-term lease as a lease that, at the commencement date, has a lease term of 12 months or less and does not contain an option to purchase the underlying asset that the lease is reasonably certain to exercise, and recognizes short-term lease payments as an expense on a straight-line basis over the lease term. Lease and nonlease components are generally accounted for separately.

RECENT ACCOUNTING PRONOUNCEMENTS

Lease Accounting. In February 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which changes financial reporting as it relates to leasing transactions. Under the new guidance, lessees are required to recognize a lease liability, measured on a discounted basis; and a right-of-use asset, for the lease term. The Company adopted this guidance as of April 1, 2019, using the transition method that allowed it to initially apply the guidance as of the adoption date. The Company elected the package of practical expedients available under the new standard, which allowed the Company to forgo a reassessment of (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) the initial direct costs for any existing leases. The Company made a policy election to recognize short-term lease payments as an expense on a straight-line basis over the lease term. The adoption of this guidance had a material impact on the Company’s Condensed Consolidated Balance Sheet beginning April 1, 2019. Prior periods were not restated. See Note 6 for further discussion of leases.

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

NOTE 3 - INVENTORIES

Inventories at December 31, 2019 consisted of the following:

	Current	Long Term	Total
Raw materials	$474,916	$84,721	$559,637
Finished goods	48,324	736	49,060
Totals	$523,240	$85,457	$608,697

Inventories at March 31, 2019 consisted of the following:

	Current	Long Term	Total
Raw materials	$273,039	$84,721	$357,760
Finished goods	53,269	736	54,005
Totals	$326,308	$85,457	$411,765

The Company values its inventories at the lower of cost and net realizable value using the first in, first out (“FIFO”) method.

NOTE 4 – CONCENTRATIONS

During the three months ended December 31, 2019, one customer accounted for 51% of our net revenue. During the nine months ended December 31, 2019, one customer accounted for 49% of our net revenue.

During the three months ended December 31, 2018 two customers accounted for 61% of our net revenue. During the nine months ended December 31, 2018 two customers accounted for 56% of our net revenue.

As of December 31, 2019, one customer represented 72% of our gross accounts receivable.

As of March 31, 2019, two customers represented 88% of our gross accounts receivable.

Net revenues from foreign customers for the three and nine months ended December 31, 2019 was $38,944 or 5% and $281,226 or 11%, respectively.

Net revenues from foreign customers for the three and nine months ended December 31, 2018 was $77,275 or 10% and $324,814 or 14%, respectively.

At December 31, 2019 and March 31, 2019, accounts receivable included $2,293 and $405, respectively, from foreign customers.

NOTE 5 - DISAGGREGATED REVENUES AND SEGMENT INFORMATION

The following tables show the Company's revenues disaggregated by reportable segment and by product and service type:

	Three months Ended December 31,
	2019	2018
Net Revenue in the US
Chemical	$256,318	$204,156
Electronics	430,114	181,779
Engineering	79,750	276,328
	766,182	662,263

Net Revenue outside the US
Chemical	38,944	77,275
Electronics	-	-
Engineering	-	-
	38,944	77,275

Total Revenues	$805,126	$739,538

	Nine Months Ended December 31,
	2019	2018
Net Revenue in the US
Chemical	$814,317	$768,485
Electronics	866,091	405,486
Engineering	631,104	852,416
	2,311,512	2,026,387

Net Revenue outside the US
Chemical	281,226	299,814
Electronics	-	25,000
Engineering	-	-
	281,226	324,814

Total Revenues	$2,592,738	$2,351,201

Information about segments is as follows:

	Chemical	Electronics	Engineering	Total
Three months ended December 31, 2019
Revenue from external customers	$295,262	$430,114	$79,750	$805,126
Segment operating income	$68,392	$(114,589)	$(19,527)	$(65,724)

Nine months ended December 31, 2019
Revenue from external customers	$1,095,543	$866,091	$631,104	$2,592,738
Segment operating income	$100,659	$(200,973)	$60,127	$(40,187)

Three months ended December 31, 2018
Revenue from external customers	$281,431	$181,779	$276,328	$739,538
Segment operating income	$(70,274)	$(166,740)	$17,092	$(219,922)

Nine months ended December 31, 2018
Revenue from external customers	$1,068,299	$430,486	$852,416	$2,351,201
Segment operating income	$89,456	$(313,649)	$107,822	$(116,371)

Total assets at December 31, 2019	$2,266,028	$1,686,347	$1,317,459	$5,269,834

Total assets at March 31, 2019	$1,985,501	$1,099,983	$1,459,608	$4,545,092

NOTE 6 – LEASES

The Company has an operating lease for their office and manufacturing facility. The Company’s lease has a remaining lease term of approximately 8.3 years. Operating lease expense for the nine months ended December 31, 2019, was approximately $23,000. Rental expense, for office and manufacturing premise, was approximately $38,000 for the nine months ended December 31, 2018, respectively.

Supplemental balance sheet information related to leases consisted of the following:

December 31, 2019
Weighted average remaining lease term for operating leases (in years)	8.3
Weighted average discount rate for operating leases	5.0%

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liability as of December 31, 2019 (in thousands):

2020	$101,875
2021	101,875
2022	101,875
2023	104,375
2024	106,875
Thereafter	374,063
Total lease payments	890,937
Less: Imputed interest	(205,696)
Present value of operating lease liabilities (a)	$685,242

(a)	Includes current portion of $68,588 for operating leases

NOTE 7 – CAPITAL LEASES

During September 2016, the Company leased equipment with a cost of approximately $129,000 under provisions of various long-term leases whereby the minimum lease payments have been capitalized. Accumulated depreciation at December 31, 2019 is approximately $81,000. The leases expire over various months through 2020. Depreciation of the leased assets is included in depreciation and amortization expense. The lease obligations are secured by the leased assets.

Future minimum lease payments under the above capital leases, as of December 31, 2019, are approximately as follows:

For the twelve-month period ending December 31,
2020	$30,000

Less: Amount attributable to imputed interest	(500)
Present value of minimum lease payments	29,500
Less: Current maturities	29,500
$-0-

NOTE 8 – LINE OF CREDIT

On June 15, 2018, the Company obtained an unsecured revolving line of credit, with a limit of $400,000.  The line expires May 16, 2020, renewing automatically every year.  The Company is required to make monthly interest payments, at a rate of 5.62% and 5.37% as of December 31, 2019 and March 31, 2019, respectively. Any unpaid principal will be due upon maturity.  At December 31, 2019 and March 31, 2019, the outstanding balance was $-0- and $169,885, respectively.

NOTE 9 - INCOME TAXES

At  December 31, 2019, the Company had federal net operating loss carry-forwards ("NOL")'s of approximately $2,546,000. These NOLs may be used to offset future taxable income and thereby reduce or eliminate our federal income taxes otherwise payable. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Ultimate utilization of such NOLs and research and development credits is dependent upon the Company's ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs.

During the nine months ended December 31, 2019, the Company utilized approximately $94,000 of the net operating losses, and expects to utilize the remaining NOL’s before expiration.

The effective rates were approximately (290)% and 98% for the nine months ended December 31, 2019 and 2018, respectively.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2019 AS COMPARED TO DECEMBER 31, 2018

Revenues for the three months ended December 31, 2019 increased by $65,588. The increase is a result of increased sales of $248,335 in the Electronics segment and $13,831 in the Chemical segment offset by a decrease of $196,578 in the Engineering segment.

Gross profit for the three months ended December 31, 2019 increased by $85,095. The increase in gross profit resulted primarily from increased sales in Electronics coupled with lower manufacturing costs.

We are highly dependent upon certain customers. During the three months ended December 31, 2019, one customer accounted for 51% of our net revenue. Net revenues from foreign customers for the three months ended December 31, 2019 was $38,944 or 5%.

During the nine months ended December 31, 2019 one customer accounted for 49% of our net revenue. Net revenues from foreign customers for the nine months ended December 31, 2019 was $281,226 or 11%.

During the three months ended December 31, 2018, two customers accounted for 61% of our net revenue. During the nine months ended  December 31, 2018 two customers accounted for 56% of our net revenue. Net revenues from foreign customers for the three and nine months ended December 31, 2018 was $77,275 or 10% and $324,814 or 14%.

The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results.

Loss from operations for the three months ended December 31, 2019 decreased by $154,198. The increase in operating income for the three-month period is from an increase in income from both the Chemical and Electronic segments of $62,260 and $138,298, respectively.

Loss from operations for the nine months ended December 31, 2019 decreased by $76,184. The increase in operating income for the nine-month period is primarily from an increase in operating income from Electronics and Chemical segments of $116,831 and $16,788 respectively.

Interest income decreased $795 for the three months ended December 31, 2019. The decrease is due to decreased funds invested in a money market account. Interest expense increased $19.

Interest income decreased $547 for the nine months ended December 31, 2019. Interest expense decreased $917.

The foregoing resulted in a net loss before provision for income taxes for the three months ended December 31, 2019 of $60,530 and net loss of $24,170 for the nine months ended December 31, 2019. Earnings per share were $0.00 for the three and nine months ended December 31, 2019 and 2018, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2019, we had cash and cash equivalents of $1,601,435 as compared to $1,555,687 at March 31, 2019. The $45,748 increase was primarily the result of cash provided by operations during the nine-month period in the amount of $239,773, offset with cash used in financing activities of $194,025. Our cash will continue to be used for increased marketing costs, and increased production labor costs all in an attempt to increase our revenue, as well as increased expenditures for our internal R&D.  We expect to have enough cash to fund operations for the next twelve months.

Future Sources of Liquidity:

We expect that growth with profitable customers and continued focus on new customers will enable us to continue to generate cash flows from operating activities during fiscal 2020.

Based on current expectations, we believe that our existing cash and cash equivalents of $1,601,435 as of December 31, 2019, and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash provided by operating activities was $239,773 for the nine months ended December 31, 2019, as compared to net cash used in operating activities of $188,613 for the nine months ended December 31, 2018.  The cash provided during the nine months ended December 31, 2019 was primarily due to net loss of $22,184 plus depreciation and amortization of $29,174 coupled with an increase in net operating liabilities of $1,012,952, coupled with a decrease in net operating assets of $824,531.

INVESTING ACTIVITIES

No cash was provided for or used in investing activities for the nine months ended December 31, 2019.

FINANCING ACTIVITIES

For the nine months ended December 31, 2019, net cash used by financing activities was $194,025 due to repayments on capital lease obligations and repayments on the line of credit net of borrowings.

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

Cash and cash equivalents – For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at inception. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held at these accounts are current insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At December 31, 2019, approximately $1,288,000 exceeded the FDIC limit.

Our sales are materially dependent on a small group of customers, as noted in Note 4 of our condensed consolidated financial statements. We monitor our credit risk associated with our receivables on a routine basis. We also maintain credit controls for evaluating and granting customer credit.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Ru1e 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended December 31, 2019, there were no changes in the Company's internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

The determination that our disclosure controls and procedures were not effective as of December 31, 2019, is a result of:

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

The Company believes that the financial statements present fairly, in all material respects, the Company’s condensed consolidated balance sheets as of December 31, 2019, and March 31, 2019 and the related condensed consolidated statements of income, and cash flows for the three and nine months ended December 31, 2019 and 2018, in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

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

In November 2019 the Company filed a civil suit in the Superior Court of New Jersey against an accounting firm seeking a declaratory judgement from the court that no sum is due to the accounting firm, plus damages, attorney's fees and costs with respect to the foregoing.  Since this civil suit is in the early stages of litigation, its ultimate outcome cannot be predicted with certainty at this time.

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
February 19, 2020