Form 10-K
period 2020-03-31
ADM TRONICS UNLIMITED, INC.
filed 2020-07-14
CIK 849401

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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

The number of shares of the Common Stock outstanding as of July 14, 2020 was 67,588,492.

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

CONTRACT MANUFACTURING

The Company derives revenues from contract manufacturing of electronic medical and other devices from non-affiliated customers. As of March 31, 2020, we had approximately $670,000 of back-log for electronic product orders.

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

None of our chemical products are protected by patents, although the names of some of such products have been protected by trademarks. We do not believe that any such trademarks are material to our business. As of March 31, 2020, the dollar amount of backlog orders for our chemical products believed by us to be firm was not material.

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

CUSTOMERS

During the year ended March 31, 2020, one customer accounted for 48% of our net revenue. During the year ended March 31, 2019, two customers accounted for 58% of our net revenue. As of March 31, 2020, three customers accounted for 83% of our accounts receivable. As of March 31, 2019, two customers represented 88% of our accounts receivable. The loss of these major customers could have a material impact on our operations and cash flow.

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

RESEARCH AND DEVELOPMENT

During our fiscal years ended March 31, 2020 and 2019, research and development expenses with respect to company-sponsored research and development activities were $589,373 and $673,855, respectively. During such fiscal years, we did not expend any funds on customer-sponsored research and development activities with respect thereto, other than contracted research and development from engineering services customers.

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

RISKS RELATED TO OUR COMPANY

At March 31, 2020, we had an accumulated deficit of approximately nearly $30 million. We may incur additional operating losses, as well as negative cash flows from operations, in the future.

We are highly dependent upon certain customers to generate our revenues. For the fiscal year ended March 31, 2020, one customer accounted for 48% of our net revenue. For the fiscal year ended March 31, 2019, two customers accounted for 58% of our net revenue. All customer purchases are made through purchase orders and we do not have any long-term contracts with customers. The complete loss of, or significant reduction in business from, or a material adverse change in the financial condition of, any of such customers will cause a material and adverse change in our revenues and operating results.

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

PENNY STOCK REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY OF OUR SECURITIES.

As of March 31, 2020, our common stock was exempt from the definition of a Penny Stock under SEC under Rule 240.3a51-1 because it meets one of the following tests: 1) A price of over $5 per share, 2) the issuer has Average Revenue of at least $6 million for the last 3 years, or 3) the issuer has Net Tangible Assets in excess of $2 million if the issuer has been in continuous operations for at least 3 years or $5 million if less than 3 years. Should we not meet one of the aforementioned requirements in the future, our common stock would be subject to penny stock rules. Penny stock rules, may discourage broker-dealers from effecting transactions in our common stock or affect their ability to sell our securities. As a result, purchasers and current holders of our securities could find it more difficult to sell their securities. Our stock is traded on the OTC Marketplace Venture Market referred to as the OTCQB. Trading volume of OTCQB stocks have been historically lower and more volatile then stocks traded on an exchange or the Nasdaq Stock Market. In addition, we may be subject to rules of the SEC that impose additional requirements on broker-dealers when selling penny stocks to persons other than established customers and accredited investors. In general, an accredited investor is a person with assets in excess of $1,000,000 or annual income exceeding $200,000 individually, or $300,000 together with his or her spouse. The relevant SEC regulations generally define penny stocks to include any equity security not traded on an exchange or the Nasdaq Stock Market with a market price (as defined in the regulations) of less than $5 per share. Under the penny stock regulations, a broker-dealer must make a special suitability determination as to the purchaser and must have the purchaser's prior written consent to the transaction. Prior to any transaction in a penny stock covered by these rules, a broker-dealer must deliver a disclosure schedule about the penny stock market prepared by the SEC. Broker-dealers must also make disclosure concerning commissions payable to both the broker-dealer and any registered representative and provide current quotations for the securities. Finally, broker-dealers are required to send monthly statements disclosing recent price information for the penny stock held in an account and information on the limited market in penny stocks.

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

Quarter Ended	High Bid	Low Bid

Fiscal 2020
31-Mar-20	$0.16	$0.12
31-Dec-19	$0.20	$0.20
30-Sep-19	$0.19	$0.17
30-Jun-19	$0.15	$0.12

Fiscal 2019
31-Mar-19	$0.16	$0.15
31-Dec-18	$0.17	$0.12
30-Sep-18	$0.17	$0.16
30-Jun-18	$0.17	$0.14

HOLDERS OF RECORD

As of March 31, 2020, 67,588,492 shares of the Company's common stock were issued and outstanding. On March 31, 2020, there were 1,319 shareholders of record.

DIVIDENDS

The Company has never paid any cash dividends on its common stock and has no intention of paying cash dividends in the foreseeable future. The Company intends to retain all earnings, if any, for use in the operation and expansion of its business.

EQUITY COMPENSATION PLAN

During the year end March 31, 2020, the company issued 300,000 shares of stock options to an employee.

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

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser. We offer a limited 90-day warranty on our electronics products and contract manufacturing and a limited 5-year warranty on our electronic controllers for spas and hot tubs. Historically, the amount of warranty revenue included in sales of our electronic products have been de minimus. We have no other post shipment obligations. Based on prior experience, no amounts have been accrued for potential warranty costs and actual costs were less than $2,000, for each of the fiscal years ended March 31, 2020 and 2019. For contract manufacturing, revenues are recognized after shipment of the completed products.

Amounts received from customers in advance of our satisfaction of applicable performance obligations are recorded as customer deposits. Such amounts are recognized as revenues when the related performance obligations are satisfied. Customer deposits of approximately $216,000 as of March 31, 2019 were recognized as revenues during the year ended March 31, 2020.

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

ACCOUNTS RECEIVABLE

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

USE OF ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, impairment of long-lived assets, fair value of equity instruments issued to consultants for services and fair value of equity instruments issued to others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above described items, are reasonable.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Lease Accounting. In February 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which changes financial reporting as it relates to leasing transactions. Under the new guidance, lessees are required to recognize a lease liability, measured on a discounted basis; and a right-of-use asset, for the lease term. The Company adopted this guidance as of April 1, 2019, using the modified retrospective approach which allowed it to initially apply the guidance as of the adoption date. The Company elected the package of practical expedients available under the new standard, which allowed the Company to forgo a reassessment of (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) the initial direct costs for any existing leases. The Company made a policy election to recognize short-term lease payments as an expense on a straight-line basis over the lease term. The adoption of this guidance had a material impact on the Company’s Condensed Consolidated Balance Sheet beginning April 1, 2019. Prior periods were not restated. See Notes 2 and 8 for further discussion of leases.

In June 2016, the FASB issued ASU2016-13 “Financial Instruments – Credit Losses”. This guidance affects organizations that hold financial assets and net investments in leases that are not accounted for at fair value with changes in fair value reported in net income. The guidance requires organizations to measure all expected credit losses for financial instruments at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. It is effective for fiscal years beginning after December 15, 2019, including interim periods with those fiscal years. The Company is evaluating the potential impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying consolidated financial statements.

BUSINESS OVERVIEW

ADM is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. During the years ended March 31, 2020 and 2019, our operations were conducted through ADM itself and its subsidiary, Sonotron.

We are a technology-based developer and manufacturer of diversified lines of products and services in the following areas: electronics for non-invasive medical and other applications; research, development, regulatory and engineering services; and, environmentally safe chemical products for industrial, cosmetic and topical uses.

REVENUES AND GROSS MARGINS

Revenues increased $467,038, or 15% from the prior year, which resulted from an increase in $670,284 of the electronic segment and $49,551 in the chemicals segment, offset by a decrease in $252,797 in the engineering segment. The decrease in engineering services was primarily the result of completion of several projects for one customer.

Engineering services revenues were also reduced due to the Company's decision to expend increased engineering resources on research and development activities of its proprietary medical devices in accordance with management's plan to expedite the commercialization of these technologies.

OPERATING (LOSS)

Loss from operations for the year ended March 31, 2020 was ($43,389). Loss from operations for the year ended March 31, 2019 was ($374,720), a decrease of $331,331 or 86%.

Selling, general and administrative expenses decreased by $237,657 or 19%, from $1,243,011 to $1,005,354, mainly due to a decrease of officer and administrative salaries of $137,000, decrease in consulting fees of approximately $68,000, and a decrease in legal fees of $16,000.

INCOME TAXES

During the fourth quarter of 2018, the Company calculated that it is entitled to federal and state research and development credits totaling approximately $429,000.  This offset the increase in deferred income taxes due to the decrease in the federal corporate tax rates. During the current year, the Company received its estimate of federal research and development credits.

NET LOSS PER SHARE

Net (loss) for the fiscal years ended March 31, 2020 and 2019 was ($95,759) and ($342,579) or ($0.00) and ($0.01) per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2020, we had cash and cash equivalents of $1,438,714 as compared to $1,555,687 at March 31, 2019. The decrease of $116,973 was primarily the result of cash provided in operations in the amount of $69,960, offset by cash used in investing activities of $14,860 and financing activities of $172,073. We expect to have enough cash to fund operations for the next twelve months.

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

Based on current expectations, we believe that our existing cash of $1,438,714 as of March 31, 2020 and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Although we expect available funds and funds generated from our operations to be sufficient to meet our anticipated needs for a minimum of 12 months, we may need to obtain additional capital to continue to operate and grow our business. Our cash requirements may vary materially from those currently anticipated due to changes in our operations, including our marketing and sales activities, product development, and the timing of our receipt of revenues. As of March 31, 2020, we have $370,000 available for use through our line of credit. Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing on terms satisfactory to us or at all. Additionally, we will continue to reduce certain of our expenses in order to assist in meeting our capital needs.

IMPACT OF THE COVID-19 PANDEMIC

The COVID-19 global pandemic has negatively affected the global economy. We began to see the impact of COVID-19 during our fourth quarter of fiscal 2020 with certain of our customers being required to close and/or suspend their own operations due to the COVID-19 pandemic. As a result, net sales and production levels during the fourth quarter of fiscal 2020 and the first quarter of fiscal 2021 were reduced, thus impacting our results of operations during these quarters.  In May 2020, we received a loan of approximately $381,000 under the U.S. Small Business Administration Paycheck Protection Program, to assist with the economic hardships caused by the pandemic,

The extent of the impact of the COVID-19 pandemic on our business, financial results and liquidity will depend on future developments and the financial condition of our customers that we may not be able to foresee. Any of these factors, and other factors beyond our control, can adversely impact our results for the first quarter of fiscal 2021, as well as the full fiscal year, and such impact may be material.

OPERATING ACTIVITIES

Net cash used by operating activities was $69,960 for the fiscal year ended March 31, 2020. Cash provided during the year ended March 31, 2020 was primarily due to net loss of $95,759, write-off of inventories of $136,465 and an increase in reserve for bad debt of $65,000, off-set by decreases in deferred taxes of $88,000, a decrease in operating liabilities of $32,353, depreciation and amortization of $39,559, and an increase in net operating assets of $232,827.

Net cash used by operating activities was $275,543 for the fiscal year ended March 31, 2019. Cash provided during the year ended March 31, 2019 was primarily due to net loss of $342,579, write-off of inventories of $131,089 and an increase in reserve for bad debt of $35,000, off-set by decreases in deferred taxes of $15,000, an increase in operating liabilities of $197,839, depreciation and amortization of $39,055 and increases in net operating assets of $320,947.

INVESTING ACTIVITIES

For the fiscal year ended March 31, 2020, net cash used in investing activities was $14,860.

FINANCING ACTIVITIES

For the fiscal year ended March 31, 2020, net cash used in financing activities was $172,073, due to advances on the line of credit of $170,000 off-set by payments toward the line of credit of $309,885 and payments toward the capital lease of $32,188

For the fiscal year ended March 31, 2019, net cash used in financing activities was $28,874, due to repayment of the capital lease.

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

MARCH 31, 2020 AND 2019

I N D E X

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ADM Tronics Unlimited, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ADM Tronics Unlimited, Inc. and subsidiary (the "Company") as of March 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two year period ended March 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Adoption of New Accounting Standard

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases in the March 31, 2020 financial statements due to the adoption of Accounting Standards Update 2019-01, Leases (Topic 842), and the associated amendments, using the modified retrospective approach.

/s/ Raich Ende Malter & Co. LLP
We have served as the Company’s auditor since 2005. Melville, New York July 14, 2020

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2020	2019

ASSETS

Current assets:
Cash and cash equivalents	$1,438,714	$1,555,687
Accounts receivable, net of allowance for doubtful accounts of $225,000 and $160,000 at March 31, 2020 and 2019, respectively	860,539	916,844
Inventories	372,635	326,308
Prepaid expenses and other current assets	23,525	28,582

Total current assets	2,695,413	2,827,421

Other Assets:
Property and equipment, net of accumulated depreciation of $145,602 and $108,099 at March 31, 2020 and 2019, respectively	57,958	95,461
Right-of-use asset	706,307	-
Accounts receivable-related party	330,090	330,090
Inventories - long-term portion	132,080	85,457
Intangible assets, net of accumulated amortization of $14,093 and $12,035 at March 31, 2020 and 2019, respectively	21,703	8,899
Other assets	90,538	90,764
Deferred tax asset	1,019,000	1,107,000
Total other assets	2,357,676	1,717,671

Total assets	$5,053,089	$4,545,092

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Financing lease payable	$21,458	$31,196
Line of credit	30,000	169,885
Accounts payable	365,475	275,591
Accrued expenses and other current liabilities	136,188	150,549
Customer deposits	354,745	321,441
Due to stockholder	100,017	139,322
Total current liabilities	1,007,883	1,087,984

Long-term liabilities
Financing lease payable, net of current portion	-	22,450
Operating lease liability	706,307	-
Total long-term liabilities	706,307	22,450

Total liabilities	$1,714,190	$1,110,434

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	$-	$-
Common stock, $0.0005 par value; 150,000,000 shares authorized, 67,588,492 shares issued and outstanding	33,794	33,794
Additional paid-in capital	33,294,069	33,294,069
Accumulated deficit	(29,988,964)	(29,893,205)
Total stockholders' equity	3,338,899	3,434,658

Total liabilities and stockholders' equity	$5,053,089	$4,545,092

The accompanying notes are an integral part of these

consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

	2020	2019

Net revenues	$3,485,992	$3,018,954

Cost of sales	1,911,972	1,454,700

Gross Profit	1,574,020	1,564,254

Operating expenses:
Research and development	589,373	673,855
Selling, general and administrative	1,005,354	1,243,011
Depreciation and amortization	22,682	22,108

Total operating expenses	1,617,409	1,938,974

Loss from operations	(43,389)	(374,720)

Other income (expense):
Interest income	25,576	26,948
Interest expense	(8,424)	(8,807)
Total other income (expense)	17,152	18,141

(Loss) before benefit from income taxes	(26,237)	(356,579)

Benefit from income taxes:
Current	(18,478)	(1,000)
Deferred	88,000	15,000

Total benefit from income taxes	69,522	14,000

Net (loss)	$(95,759)	$(342,579)

Basic and diluted earnings per common share:	$(0.00)	$(0.01)

Weighted average shares of common stock outstanding - basic	67,588,492	67,588,492

Weighted average shares of common stock outstanding - diluted	67,588,492	67,588,492

The accompanying notes are an integral part of these

consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at March 31, 2018	67,588,492	$33,794	$33,294,069	$(29,550,626)	$3,777,237

Net (loss)	-	-	-	(342,579)	(342,579)

Balance at March 31, 2019	67,588,492	$33,794	$33,294,069	$(29,893,205)	$3,434,658

Net (loss)	-	-	-	(95,759)	(95,759)

Balance at March 31, 2020	67,588,492	$33,794	$33,294,069	$(29,988,964)	$3,338,899

The accompanying notes are an integral part of these

consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2020 AND 2019

	2020	2019
Cash flows from operating activities:
Net (loss)	$(95,759)	$(342,579
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation and amortization	39,559	39,055
Write-off of inventories	136,465	131,089
Bad debt	65,000	35,000
Deferred taxes	88,000	(15,000)
Non-cash operating lease expense	64,792	-
Non-cash interest expense	37,083	-
(Increase) decrease in operating assets:
Accounts receivable	(8,695)	(74,441)
Inventories	(229,415)	(230,780)
Prepaid expenses and other current assets	5,283	(15,726)
(Increase) decrease in operating liabilities:
Accounts payable	89,884	(11,373)
Customer deposits	33,304	199,274
Accrued expenses and other current liabilities	(14,361)	1,167
Due to stockholder	(39,305)	8,771
Payments of operating lease liability	(101,875)	-

Net cash provided by (used in) operating activities	69,960	(275,543)

Cash flows from investing activities:
Purchase of patents	(14,860)	-

Net cash (used in) investing activities	(14,860)	-

Cash flows from financing activities:
Proceeds from line of credit	170,000	386,000
Repayments of line of credit	(309,885)	(216,115)
Repayments of financing lease payable	(32,188)	(32,187)

Net cash provided by (used in) financing activities	(172,073)	137,698

Net (decrease) in cash and cash equivalents	(116,973)	(137,845)

Cash and cash equivalents - beginning of year	1,555,687	1,693,532

Cash and cash equivalents - end of year	$1,438,714	$1,555,687

Cash paid for:
Interest	$8,424	$8,807
Non-cash operating activities:
Operating lease right-of-use asset and liability recorded upon adoption of ASC 842	$771,098	$-

The accompanying notes are an integral part of these

consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020 AND 2019

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

USE OF ESTIMATES

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Significant estimates made by management include expected economic life and value of our deferred tax assets and related valuation allowance, write down of inventory, impairment of long-lived assets, allowance for doubtful accounts, and warranty reserves. Actual amounts could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

For certain of our financial instruments, including accounts receivable, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their relatively short maturities.

CASH AND CASH EQUIVALENTS

Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses to date as a result of this policy. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000 per institution. At March 31, 2020, approximately $1,293,000 exceeded the FDIC limit.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The carrying amounts of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed the due date and estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to expenses and a credit to a valuation allowance, based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Allowance for doubtful accounts was increased for the fiscal year ended March 31, 2020 to $225,000, compared to $160,000 at March 31, 2019.

REVENUE RECOGNITION

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser. We offer a limited 90-day warranty on our electronics products and contract manufacturing and a limited 5-year warranty on our electronic controllers for spas and hot tubs. Historically, the amount of warranty revenue included in sales of our electronic products have been de minimus. We have no other post shipment obligations. Based on prior experience, no amounts have been accrued for potential warranty costs and actual costs were less than $2,000, for each of the fiscal years ended March 31, 2020 and 2019. For contract manufacturing, revenues are recognized after shipment of the completed products.

Amounts received from customers in advance of our satisfaction of applicable performance obligations are recorded as customer deposits. Such amounts are recognized as revenues when the related performance obligations are satisfied. Customer deposits of approximately $216,000 as of March 31, 2019 were recognized as revenues during the year ended March 31, 2020.

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

INTANGIBLE ASSETS

Intangible assets are reviewed for impairment annually whenever changes in circumstances indicate that the carrying amount may not be recoverable. In reviewing for impairment, the Company compares the carrying value of the relevant asset to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and its carrying value.

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to $41,353 and $59,877 for the fiscal years ended March 31, 2020 and 2019, respectively.

SHIPPING AND HANDLING COSTS

Shipping and handling costs incurred for the years ended March 31, 2020 and 2019 were approximately $3,153 and $3,754, respectively. Such costs are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations.

INCOME TAXES

We report the results of our operations as part of a consolidated Federal tax return with our subsidiary. Deferred income taxes result primarily from temporary differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates. A valuation allowance is recorded to reduce a deferred tax asset to that portion that is expected to more likely than not be realized.

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

Jurisdiction	Fiscal Year
Federal	2015 and beyond
New Jersey	2014 and beyond

There are currently no tax years under examination by any major tax jurisdictions.

The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 31, 2020, and 2019, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Per share basic and diluted (loss) amounted to ($0.00) and $(0.01) for the fiscal years ended March 31, 2020 and 2019, respectively.

RECLASSIFICATION

Certain items in the prior financial statements have been reclassified to conform to the current year presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

Lease Accounting. In February 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which changes financial reporting as it relates to leasing transactions. Under the new guidance, lessees are required to recognize a lease liability, measured on a discounted basis; and a right-of-use asset, for the lease term. The Company adopted this guidance as of April 1, 2019, using the modified retrospective approach which allowed it to initially apply the guidance as of the adoption date. The Company elected the package of practical expedients available under the new standard, which allowed the Company to forgo a reassessment of (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) the initial direct costs for any existing leases.

The Company made a policy election to recognize short-term lease payments as an expense on a straight-line basis over the lease term. The Company defines a short-term lease as a lease that, at the commencement date, has a lease term of twelve months or less and does not contain an option to purchase the underlying asset that the lease is reasonably certain to exercise. Related variable lease payments are recognized in the period in which the obligation is incurred.

The Company's lease agreement contains related non-lease components (e.g. taxes, etc.). The Company separates lease components and non-lease components for all underlying asset classes.

The adoption of this guidance had a material impact on the Company's Condensed Consolidated Balance Sheet beginning April 1, 2019 when the Company recognized (a) a lease liability of $771,098, which represents the present value of the remaining lease payments of $967,344, discounted using the Company's incremental borrowing rate of 5% and (b) the related right-of-use asset of $771,098 which represents the lease liability. Prior periods were not restated. Adoption of this standard had no change on financing leases previously subject to capital lease treatment under ASC Topic 840, Leases. See Note 8 for further discussion of leases.

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

NOTE 3 - INVENTORIES

Inventories at March 31, 2020 consisted of the following:

	Current	Long Term	Total
Raw materials	$289,369	$121,013	$410,382
Finished goods	83,266	11,067	94,333
Totals	$372,635	$132,080	$504,715

Inventories at March 31, 2019 consisted of the following:

	Current	Long Term	Total
Raw materials	$273,039	$84,721	$357,760
Finished goods	53,269	736	54,005
Totals	$326,308	$85,457	$411,765

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment as of March 31, 2020 and 2019 is as follows:

	2020	2019
Machinery and equipment	$199,810	$199,810
Leasehold improvements	3,750	3,750
	203,560	203,560

Accumulated depreciation and amortization	(145,602)	(108,099)

Property and equipment, net	$57,958	$95,461

Depreciation and amortization expense related to property and equipment amounted to $37,503 and $37,659 for the years ended March 31, 2020 and 2019, respectively.

 NOTE 5 - INTANGIBLE ASSETS

Intangible assets are being amortized using the straight-line method over periods ranging from 10-15 years with a weighted average remaining life of approximately 6 years.

	March 31, 2020						March 31, 2019
	Cost	Accumulated Amortization	Net Carrying Amount	Amortization Period (Years)			Cost	Accumulated Amortization	Net Carrying Amount	Amortization Period (Years)
Patents & Trademarks	$35,794	$(14,091)	$21,703	10	-	15	$20,934	$(12,035)	$8,899	15

Amortization expense was $2,056 for each of the years ended March 31, 2020 and 2019.

Estimated aggregate future amortization expense related to intangible assets is as follows:

For the fiscal years ended March 31,
2021	$2,882
2022	2,882
2023	2,882
2024	2,882
2025	2,465
Thereafter	7,710
$21,703

NOTE 6 – ACCOUNTS RECEIVABLE - RELATED PARTY

The Company has a $75,000 investment for 23.2% of Qol Devices Inc. (Qol), which is carried at cost and reported as a component of other assets in the accompanying consolidated balance sheets.

The Company provided $330,090 in engineering services to Qol during the year March 31, 2018. Qol owes the Company $330,090 as of March 31, 2020.

NOTE 7 – LINE OF CREDIT

On June 15, 2018, the Company obtained an unsecured revolving line of credit, with a limit of $400,000.  The line expires May 15, 2021, renewing automatically every year.  The Company is required to make monthly interest payments, at a rate of 5.37%.  Any unpaid principal will be due upon maturity.  As of March 31, 2020 and 2019, the outstanding balance was $30,000 and $169,885, respectively.

NOTE 8 – LEASES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2028. The Company The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of March 31, 2020:

For the Years Ending March 31,
2021	$101,875
2022	101,875
2023	101,875
2024	105,625
2025	106,875
Thereafter	347,344
865,469
Less: Amount attributable to imputed interest	(159,161)
Net liability at March 31, 2020	$706,307

Weighted average remaining lease term (in years)	8.3
Weighted average discount rate	5.00%

Rent and real estate tax expense for all facilities for the years ended March 31, 2020 and 2019 was approximately $135,000 and $132,000, respectively, and are reported as a component of cost of sales and selling, general and administrative expenses in the accompanying statement of operations. The Company paid in $101,875 in lease payments during the year.

During September 2016 the Company leased equipment with a cost of approximately $129,000, under provisions of various long-term financing leases whereby the minimum lease payments have been capitalized. Accumulated depreciation at March 31, 2020 is approximately $88,000. The leases expire over various years through 2021. Depreciation of the leased assets is included in depreciation and amortization expense. The lease obligations are secured by the leased assets.

Future minimum lease payments under the above financing leases, as of March 31, 2020, are approximately as follows:

For the Years Ending March 31,
2021	$23,000
Less: Amount attributable to imputed interest	2,000

Present value of minimum lease payments	21,000
Less: Current maturities	21,000

$-

NOTE 9 – CONCENTRATIONS

During the year ended March 31, 2020, one customer accounted for 48% of our net revenue. During the year ended March 31, 2019, two customers accounted for 58% of our net revenues. As of March 31, 2020, three customers accounted for 83% of our accounts receivable. As of March 31, 2019, two customers accounted for 88% of our accounts receivable. The loss of these major customers could have a material impact on our operations and cash flow.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Revenues from foreign customers represented $324,596 of our net revenue or 9% for the year ended March 31, 2020. Revenues from foreign customers represented $364,418 of net revenues or 12% for the year ended March 31, 2019.

NOTE 10 - SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Electronics	Engineering	Total
Year ended March 31, 2020
Revenue from external customers	$1,368,365	$1,400,918	$716,709	$3,485,992
Segment operating income (loss)	$58,477	$(147,023)	$45,157	$(43,389)

Year ended March 31, 2019
Revenue from external customers	$1,318,814	$730,634	$969,506	$3,018,954
Segment operating income (loss)	$(81,849)	$(403,099)	$110,228	$(374,720)

Total assets at March 31, 2020	$5,053,89	$1,970,705	$1,061,149	$5,053,089

Total assets at March 31, 2019	$1,985,501	$1,099,983	$1,459,608	$4,545,092

NOTE 11 - DISAGGREGATED NET REVENUES AND SEGMENT INFORMATION

The following tables show the Company's net revenues disaggregated by reportable segment and by product and service type:

	Twelve Months Ended March 31,
	2020	2019
Net Revenue in the US
Chemical	$1,043,769	$954,396
Electronics	1,400,918	730,634
Engineering	716,709	969,506
	3,161,396	2,654,536

Net Revenue outside the US
Chemical	324,596	364,418
Electronics	-	-
Engineering	-	-
	324,596	364,418

Total Revenues	$3,485,992	$3,018,954

NOTE 12 - INCOME TAXES

At March 31, 2020, the Company had federal and state net operating loss carry-forwards, (NOL’s) of approximately $2,468,000, which are due to expire through fiscal 2034. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Ultimate utilization of such NOL’s and credits is dependent upon the Company’s ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs.

Significant components of deferred tax assets are as follows as of March 31, 2020 and 2019:

	2020	2019

Net operating loss carry-forward	$536,000	$637,000
Research & development tax credit carry-forward	429,000	429,000
Other	54,000	41,000

Deferred tax asset, net	$1,019,000	$1,107,000

The benefit from (provision) for income taxes for the years ended at March 31, 2020 and 2019 differs from that amount using the statutory federal income tax rate as follows:

	2020	2019

Statutory federal income tax rate	21%	21%
State Taxes, net of federal	7%	-
Other	(-228%)	(17%)
Effective income tax rate	(200%)	4%

NOTE 13 – STOCK BASED COMPENSATION

On September 2, 2015, ADM granted 3,000,000 stock options to employees at an exercise price of $0.20 per option and with a term of three years. The options were valued at $598,699 using the Black Scholes option pricing model with the following assumptions: risk free interest rate of 2.03%, volatility of 353%, estimated useful life of 3 years and dividend rate of 0%. The options expired during the year ended March 31, 2019.

On January 13, 2020, ADM granted 300,000 stock options to one employee at an exercise price of $0.20 per option with a term of two years subject to vesting in four equal amounts of 75,000 share every six months. The options were valued at $35,206 using the Black Scholes option pricing model with the following assumptions: risk free interest rate of 1.58%, volatility of 132%, estimated useful life of 3 years and dividend rate of 0%.

The following table summarizes information on all common share purchase options issued by us as of March 31, 2020 and 2019.

	2020		2019
	# of Shares	Weighted	# of Shares	Weighted
		Average		Average
		Exercise		Exercise
		Price		Price

Outstanding, beginning of year	-	$-	3,000,000	$0.20

Issued	300,000	0.20	-	-

Exercised	-	-	-	-

Expired	-	-	(3,000,000)	-

Outstanding, end of year	300,000	$0.20	-	-

Exercisable, end of year	-	$-	-	-

As of March 31, 2020, there was $35,206 of unrecognized compensation costs, which is expected to be recognized as follows:

For the years ending March 31,	Amount
2021	$11,735
2022	11,735
2023	11,736
$35,206

NOTE 14 – LEGAL PROCEEDINGS

In November 2019, the Company filed a civil suit in the Superior Court of New Jersey against an accounting firm seeking a declaratory judgement from the court that no sum is due to the accounting firm, plus damages, attorney's fees and costs with respect to the foregoing. This matter was settled by mutual agreement for the Company to pay $7,500 to the defendant. All claims were dismissed by both parties on June 2, 2020.

We are involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. Other than the foregoing, there are no pending material legal proceedings or environmental investigations to which we are a party or to which our property is subject.

NOTE 15 – SUBSEQUENT EVENTS

The World Health Organization characterized the COVID-19 virus as a global pandemic on March 11, 2020. The COVID-19 global pandemic has negatively affected the global economy.  We began to see the impact of COVID-19 during our fourth quarter of fiscal 2020 with certain of our customers being required to close and/or suspend their own operations due to the COVID-19 pandemic.  As a result, net sales and production levels during the fourth quarter of fiscal 2020 and the first quarter of fiscal 2021 were reduced, thus impacting our results of operations during these quarters.  The extent of the impact of the COVID-19 pandemic on our business, financial results and liquidity will depend on future developments and the financial condition of our customers that we may not be able to foresee.  Any of these factors, and other factors beyond our control, can adversely impact our results for the first quarter of fiscal 2021, as well as the full fiscal year, and such impact may be material.  At this time, management is unable to quantify its potential effects on the operations and financial performance of the Company.

In May 2020, under the U.S. Small Business Administration Paycheck Protection Program, the Company received approximately $381,000. The loan will be forgiven if the funds are used for payroll costs, interest on mortgages, rent and utilities, with at least 60% being used for payroll. Forgiveness will be reduced if full-time headcount declines, or if salaries and wages decrease. Loan payments will also be deferred for six months. No collateral or personal guarantees were required for the loan. The loan has an interest rate of 1% and a maturity of two years, which can be extended up to five years if the Company and the lender agree.

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

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting as of March 31, 2020, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its assessment, management has concluded that our internal control over financial reporting was not effective as of March 31, 2020.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

The determination that our disclosure controls and procedures were not effective as of March 31, 2020 are a result of:

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

The Company believes that the financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of March 31, 2020 and 2019 and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the years ended March 31, 2020 and 2019, in accordance with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

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

Name	Age	Position
Andre' DiMino	64	President, Chief Executive Officer
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

ITEM 11. EXECUTIVE COMPENSATION

Name and Principal Position	Year	Salary	Bonus	Option	Other	Total

Andre' DiMino, Chief Executive Officer	2020	$150,020	$15,002	-	-	$165,022

	2019	$150,020	$15,002	-	-	$165,022

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

STOCKHOLDER MATTERS:

The following table sets forth information regarding ownership of shares of Company’s common stock, as of March 31, 2017, by (i) each person known to ADM to be the owner of 5% or more of ADM’s common stock (ii) each director and director nominee of ADM, (iii) the Named Officer, and (iv) all directors and officers of ADM as a group. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of the Company’s common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of any shares of Common Stock over which he or she has or shares, directly or indirectly, voting or investment power; or of which he or she has the right to acquire beneficial ownership at any time within 60 days after March 31, 2019. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. Common Stock beneficially owned and percentage ownership is based on 67,588,492 shares of Common Stock outstanding as of March 31, 2020.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by Raich Ende Malter & Co. LLP ("Raich") for the audit of the Company's annual consolidated financial statements for the fiscal years ended March 31, 2020 and 2019, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the fiscal years ended March 31, 2020 and 2019, were approximately $104,000 for each year.

AUDIT-RELATED FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2020 and 2019 for assurance and related services by Raich that are reasonably related to the performance of the audit or review of the Company's financial statements and not reported above under “Audit Fees” were $0 for each year.

TAX FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2020 and 2019 for professional services rendered by Raich for tax compliance were approximately $10,000 for each year.

ALL OTHER FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2020 and March 31, 2019 for products and services provided by Raich other than the services reported above under “Audit Fees”, “Audit Related Fees” and “Tax Fees” were $0.

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

  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of July, 2020.

ADM TRONICS UNLIMITED, INC.

By:	/s/ Andre' DiMino
Andre' Di Mino
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

		Title	Date

/s/	Andre' DiMino	Chief Executive Officer (Principal	July 14, 2020
	Andre' DiMino	Executive Officer, Principal
Financial Officer and Principal
Accounting Officer) and Director