Form 10-Q
period 2020-06-30
ADM TRONICS UNLIMITED, INC.
filed 2020-08-19
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

67,588,504 shares of Common Stock, $.0005 par value, as of August 19, 2020.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2020	2020
		(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$1,575,472	$1,438,714
Accounts receivable, net of allowance for doubtful accounts of $225,000 at June 30, 2020 and March 31, 2020, respectively	837,581	860,539
Inventories	452,098	372,635
Prepaid expenses and other current assets	49,180	23,525
Total current assets	2,914,331	2,695,413

Other Assets:
Property and equipment, net of accumulated depreciation of $154,978 and $145,602 June 30, 2020 and March 31, 2020, respectively	48,582	57,958
Right-of-use asset	689,597	706,307
Accounts receivable-related party	330,090	330,090
Inventories - long-term portion	132,080	132,080
Intangible assets, net of accumulated amortization of $14,710 and $14,093 at June 30, 2020 and March 31, 2020, respectively	21,084	21,703
Other assets	90,538	90,538
Deferred tax asset	1,061,000	1,019,000
Total other assets	2,372,971	2,357,676

Total assets	$5,287,302	$5,053,089

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Paycheck Protection Program Loan	$381,000	$-
Financing lease payable	13,412	21,458
Line of credit	55,000	30,000
Operating lease liability - current	68,961	68,106
Accounts payable	281,058	365,475
Accrued expenses and other current liabilities	108,312	136,188
Customer deposits	451,030	354,745
Due to stockholder	84,730	100,017
Total current liabilities	1,443,503	1,075,989

Long-term liabilities
Operating lease liability - noncurrent	620,636	638,201
Total long-term liabilities	620,636	638,201

Total liabilities	2,064,139	1,714,190

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	$-	$-
Common stock, $0.0005 par value; 150,000,000 shares authorized, 67,588,504 shares issued and outstanding	33,794	33,794
Additional paid-in capital	33,294,069	33,294,069
Accumulated deficit	(30,104,700)	(29,988,964)
Total stockholders' equity	3,223,163	3,338,899

Total liabilities and stockholders' equity	$5,287,302	$5,053,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

	2020	2019

Net revenues	$569,093	$830,821

Cost of sales	401,503	396,009

Gross Profit	167,590	434,812

Operating expenses:
Research and development	125,904	145,766
Selling, general and administrative	219,780	214,255
Depreciation and amortization	5,776	5,506

Total operating expenses	351,460	365,527

Income (loss) from operations	(183,870)	69,285

Other income (expense):
EIDL grant income	10,000	-
Interest income	4,909	7,153
Interest expense	(1,275)	(1,669)
Total other income (expense)	13,634	5,484

Income (loss) before provision for taxes	(170,236)	74,769

Benefit (provision) for income taxes:
Current	12,500	(1,000)
Deferred	42,000	(21,000)
		.
Total benefit (provision) for income taxes	54,500	(22,000)

Net income (loss)	$(115,736)	$52,769

Basic and diluted earnings per common share:	$(0.00)	$0.00

Weighted average shares of common stock outstanding - basic	67,588,504	67,588,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2020

(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at March 31, 2020	67,588,492	$33,794	$33,294,069	$(29,988,964)	$3,338,899

Net (loss)	-	-	-	(115,736)	(115,736)

Balance at June 30, 2020	67,588,492	$33,794	$33,294,069	$(30,104,700)	$3,223,163

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2020 AND 2019

(Unaudited)

	2020	2019 (restated)
Cash flows from operating activities:
Net income (loss)	$(115,736)	$52,769
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,995	9,725
Write-off of inventories	14,593	15,639
Deferred taxes	(42,000)	21,000
Non-cash operating lease expense	16,710	15,896
Non-cash interest expense	8,758	9,572
Changes in operating assets and liabilities balances:
Accounts receivable	22,958	(92,069)
Inventories	(94,056)	(114,156)
Prepaid expenses and other current assets	(25,655)	(23,348)
Accounts payable	(84,417)	7,712
Customer deposits	96,285	192,745
Accrued expenses and other current liabilities	(27,876)	(29,032)
Due to shareholder	(15,287)	2,770
Payments of operating lease liability	(25,468)	(25,468)
Net cash provided by (used in) operating activities	(261,196)	43,755

Cash flows provided (used) in financing activities:
Proceeds from line of credit	25,000	78,000
Repayments of line of credit	-	(212,762)
Proceeds from PPP loan	381,000	-
Repayments on capital lease payable	(8,046)	(8,047)

Net cash provided by (used in) financing activities	397,954	(142,809)

Net increase (decrease) in cash and cash equivalents	136,758	(99,054)

Cash and cash equivalents - beginning of period	1,438,714	1,555,687

Cash and cash equivalents - end of period	$1,575,472	$1,456,633

Cash paid for:
Interest	$1,275	$704

Non-cash operating activities:
Operating lease right-of-use asset and liability recorded upon adoption of ASC 842	$-	$771,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2020 AND MARCH 31, 2020

NOTE 1 - NATURE OF BUSINESS

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

The accompanying unaudited condensed consolidated financial statements have been prepared by ADM pursuant to accounting principles generally accepted in the United States (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the condensed financial position and operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with US GAAP have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended March 31, 2020 as disclosed in our annual report on Form 10-K for that year. The operating results and cash flows for the three months ended June 30, 2020 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending March 31, 2021.

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

CASH AND CASH EQUIVALENTS

Cash equivalents are comprised of  highly liquid investments with an original maturities of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses to date as a result of this policy. Cash and cash equivalents held at these accounts are current insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At June 30, 2020, approximately $1,295,000 exceeded the FDIC limit.

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

REVENUE RECOGNITION

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser. We offer a limited 90-day warranty on our electronics products and contract manufacturing and a limited 5-year warranty on our electronic controllers for spas and hot tubs. Historically, the amount of warranty revenue included in sales of our electronic products have been de minimus. We have no other post shipment obligations. For contract manufacturing, revenues are recognized after shipments of the completed products.

Amounts received from customers in advance of our satisfaction of applicable performance obligations are recorded as customer deposits. Such amounts are recognized as revenues when the related performance obligations are satisfied. Customer deposits of approximately $93,715 as of March 31, 2020 were recognized as revenues during the three months ended June 30, 2020.

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

WARRANTY LIABILITIES

The Company’s provision for estimated future warranty costs is based upon historical relationship of warranty claims to sales. Based upon historical experience, the Company has concluded that no warranty liability is required as of the condensed consolidated balance sheet dates. However, the Company periodically reviews the adequacy of its product warranties and will record an accrued warranty reserve if necessary. Based on prior experience, no amounts have been accrued for potential warranty costs and actual costs were less than $2,000, for the three months ended June 30, 2020 and 2019.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to $6,636 and $12,456 for the three months ended June 30, 2020 and 2019, respectively.

SHIPPING AND HANDLING COSTS

Shipping and handling costs incurred for the three months ended June 30, 2020 and 2019 were approximately $1,400 and $900, respectively. Such costs are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations.

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

The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2020, and 2019, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Per share basic and diluted earnings amounted to $(0.00) and $0.00 for the three months ended June 30, 2020 and June 30, 2019, respectively.

LEASES

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

The Company's lease agreement contains related non-lease components (e.g. taxes, etc.). The Company separates lease components and non-lease components for all underlying asset classes.9

The adoption of this guidance had a material impact on the Company's Condensed Consolidated Balance Sheet beginning April 1, 2019 when the Company recognized (a) a lease liability of $771,098, which represents the present value of the remaining lease payments of $967,344, discounted using the Company's incremental borrowing rate of 5% and (b) the related right-of-use asset of $771,098 which represents the lease liability. Prior periods were not restated. Adoption of this standard had no change on financing leases previously subject to capital lease treatment under ASC Topic 840, Leases. See Note 9 for further discussion of leases.

The Company determines if a contractual arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liability – current, and operating lease liability – noncurrent on the Company’s condensed consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. The lease payments included in the present value are fixed lease payments. As most of the Company’s leases do not provide an implicit rate, the Company estimates its collateralized incremental borrowing rate, based on information available at the commencement date, in determining the present value of lease payments. The operating lease ROU assets include any payments made before the commencement date and exclude lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

RECLASSIFICATION

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.  These reclassifications have no effect on previously reported net income.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU-2016-13 “Financial Instruments – Credit Losses”. This guidance affects organizations that hold financial assets and net investments in leases that are not accounted for at fair value with changes in fair value reported in net income. The guidance requires organizations to measure all expected credit losses for financial instruments at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. It is effective for fiscal years beginning after December 15, 2019. This ASU has no impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - INVENTORIES

Inventories at June 30, 2020 consisted of the following:
	Current	Long Term	Total
Raw materials	$375,647	$121,013	$496,660
Finished goods	76,451	11,067	87,518
Totals	$452,098	$132,080	$584,178

Inventories at March 31, 2020 consisted of the following:
	Current	Long Term	Total
Raw materials	$289,369	$121,013	$410,382
Finished goods	83,266	11,067	94,333
Totals	$372,635	$132,080	$504,715

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2020 and March 31, 2020 is as follows:

	June 30, 2020	March 31,2020
Machinery and equipment	$199,810	$199,810
Leasehold improvements	3,750	3,750
	203,560	203,560

Accumulated depreciation and amortization	(154,978)	(145,602)

Property and equipment, net	$48,582	$57,958

NOTE 5 - INTANGIBLE ASSETS

Intangible assets are being amortized using the straight line method over periods ranging from 10-15 years with a weighted average remaining life of approximately 6 years.

	June 30, 2020						March 31, 2020
	Cost	Accumulated Amortization	Net Carrying Amount	Amortization Period (Years)			Cost	Accumulated Amortization	Net Carrying Amount	Amortization Period (Years)
Patents & Trademarks	$35,794	$(14,710)	$21,084	10	-	15	$35,794	$(14,091)	$21,703	10	-	15

Estimated aggregate future amortization expense related to intangible assets is as follows:

For the fiscal years ended June 30,
2021	$2,882
2022	2,882
2023	2,882
2024	2,882
2025	2,275
Thereafter	7,281
$21,084

NOTE 6 – CONCENTRATIONS

During the three months ended June 30, 2020, two customers accounted for 54% of our net revenue.  During the three months ended June 30, 2019, two customers accounted for 60% of our net revenue.

As of June 30, 2020, three customers represented 84% of our gross accounts receivable. As of March 31, 2020, three customers represented 83% of our gross accounts receivable.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Revenues from foreign customers for the three months ended June 30, 2020 was $24,666 or 4%.

Revenues from foreign customers for the three months ended June 30, 2019 was $125,372 or 15%.

NOTE 7 - DISAGGREGATED REVENUES AND SEGMENT INFORMATION

The following tables show the Company's revenues disaggregated by reportable segment and by product and service type:

	Three Months Ended June 30,
	2020	2019
Net Revenue in the US
Chemical	$161,857	$262,260
Electronics	288,062	154,767
Engineering	94,508	288,422
	544,427	705,449

Net Revenue outside the US
Chemical	24,666	125,372
Electronics	-	-
Engineering	-	-
	24,666	125,372

Total Revenues	$569,093	$830,821

Information about segments is as follows:

	Chemical	Electronics	Engineering	Total
Three months ended June 30, 2020
Revenue from external customers	$186,523	$288,062	$94,508	$569,093
Segment operating (loss)	$(45,152)	$(114,805)	$(23,913)	$(183,870)

Three months ended June 30, 2019
Revenue from external customers	$387,632	$154,767	$288,422	$830,821
Segment operating income (loss)	$74,901	$(56,860)	$51,244	$69,285

Total assets at June 30, 2020	$1,732,939	$2,676,313	$878,050	$5,287,302

Total assets at March 31, 2020	$2,021,235	$1,970,705	$1,061,149	$5,053,089

NOTE 8 – ACCOUNTS RECEIVABLE - RELATED PARTY

The Company has a $75,000 investment for approximately 23% of Qol Devices Inc. (Qol), which is carried at cost and reported as a component of other assets in the accompanying consolidated balance sheets.

The Company provided $330,090 in engineering services to Qol during the year March 31, 2018. Qol owes the Company $330,090 as of June 30, 2020.

NOTE 9 – LEASES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2028. The Company The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of June 30, 2020:

For the Years Ending June 30,
2021	$101,875
2022	101,875
2023	101,875
2024	106,875
2025	106,875
Thereafter	320,625
840,000
Less: Amount attributable to imputed interest	(150,403)
Net liability at June 30, 2020	$689,597

Weighted average remaining lease term (in years)	8.0
Weighted average discount rate	5.00%

Rent and real estate tax expense for all facilities for the years ended June 30, 2020 and 2019 was approximately $18,000 and $18,000, respectively, and are reported as a component of cost of sales and selling, general and administrative expenses in the accompanying statement of operations. The Company paid in $25,468 in lease payments during the three months ending June 30, 2020.

During September 2016 the Company leased equipment with a cost of approximately $129,000, under provisions of various long-term financing leases whereby the minimum lease payments have been capitalized. Accumulated depreciation at June 30, 2020 is approximately $94,000. The leases expire over various years through 2021. Depreciation of the leased assets is included in depreciation and amortization expense. The lease obligations are secured by the leased assets.

NOTE 10 – PAYROLL PROTECTION PROGRAM (PPP) Loan

On May 6, 2020, the Company received loan proceeds in the amount of approximately $381,000 under the Small Business Administration ("SBA") Paycheck Protection Program (“PPP”).  The PPP, will be fully forgiven if the funds are used for payroll costs, interest on mortgages, rent, and utilities, with at least 60% being used for payroll. Forgiveness will be reduced if full-time headcount declines, or if salaries and wages decrease. Principal and interest payments on any unforgiven portion of the PPP will be deferred to the date the SBA remits the borrower’s loan forgiveness amount to the lender or, if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period. This loan has an interest rate of 1% and a maturity of 2 years, which can be extended to up to 5 years if the Company and lender agree. No collateral or personal guarantees were required for the loan.

The Company intends to use the entire PPP proceeds for designated qualifying expenses and to apply for forgiveness of the PPP in accordance with the terms of the PPP. No assurance can be given that the Company will obtain forgiveness of the PPP in whole or in part. With respect to any portion of the PPP that is not forgiven, the PPP will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults, breaches of the provisions of the PPP note and cross defaults

NOTE 11 – LINE OF CREDIT

On June 15, 2018, the Company obtained an unsecured revolving line of credit, with a limit of $400,000.  The line expires May 15, 2021, renewing automatically every year.  The Company is required to make monthly interest payments, at a rate of 3.875% as of June 30, 2020. Any unpaid principal will be due upon maturity.  At June 30, 2020 and March 31, 2020, the outstanding balance was $55,000 and $30,000, respectively.

NOTE 12 - INCOME TAXES

At June 30, 2020, the Company had federal net operating loss carry-forwards ("NOLs") of approximately $2,639,000. These NOLs may be used to offset future taxable income and thereby reduce or eliminate our federal income taxes otherwise payable. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Ultimate utilization of such NOLs and research and development credits is dependent upon the Company's ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs.

During the three months ended June 30, 2020, the Company generated approximately $116,000 of the net operating losses, and expects to utilize the NOL’s before expiration.

The effective rates were approximately 32% and 20% for the three months ended June 30, 2020 and 2019, respectively.

NOTE 13 – STOCK BASED COMPENSATION

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

The following table summarizes information on all common share purchase options issued by us as of June 30, 2020 and 2019.

	2020		2019
	# of Shares	Weighted	# of Shares	Weighted
		Average		Average
		Exercise		Exercise
		Price		Price

Outstanding, beginning of year	300,000	$.20	-	$-

Issued	-	-	-	-

Exercised	-	-	-	-

Expired	-	-	-	-

Outstanding, end of period	300,000	$0.20	-	-

Exercisable, end of period	-	$-	-	-

As of June 30, 2020, there was $35,206 of unrecognized compensation costs, which is expected to be recognized as follows:

For the years ending June 30,	Amount
2021	$11,735
2022	11,735
2023	11,736
$35,206

NOTE 14 – DUE TO STOCKHOLDER

The Company’s President has been deferring his salary and bonuses periodically to assist the Company’s cash flow. There are no repayment terms or interest accruing on this liability.

NOTE 15 – LEGAL PROCEEDINGS

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

NOTE 16 – SUBSEQUENT EVENTS

The World Health Organization characterized the COVID-19 virus as a global pandemic on March 11, 2020. The duration and economic impact of this pandemic are uncertain. The economic impact depend on future developments and the financial condition of our customers that we may not be able to foresee. Any of these factors, and other factors beyond our control, can adversely impact our results for the full fiscal year and such impact may be material. At this time, management is unable to quantify its potential effects on the operations and financial performance of the Company.

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

Amounts received from customers in advance of our satisfaction of applicable performance obligations are recorded as customer deposits. Such amounts are recognized as revenues when the related performance obligations are satisfied. Customer deposits of approximately $93,715 as of March 31, 2020 were recognized as revenues during the three months ended June 30, 2020.

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

USE OF ESTIMATES

These unaudited condensed consolidated financial statements have been prepared in accordance with US GAAP and, accordingly, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Significant estimates made by management include expected economic life and value of our of our deferred tax assets and related valuation allowance, write down of inventory, impairment of long-lived assets, allowance for doubtful accounts, and warranty reserves. Actual results could differ from those estimates.

LEASES

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

The adoption of this guidance had a material impact on the Company's Condensed Consolidated Balance Sheet beginning April 1, 2019 when the Company recognized (a) a lease liability of $771,098, which represents the present value of the remaining lease payments of $967,344, discounted using the Company's incremental borrowing rate of 5% and (b) the related right-of-use asset of $771,098 which represents the lease liability. Prior periods were not restated. Adoption of this standard had no change on financing leases previously subject to capital lease treatment under ASC Topic 840, Leases. See Note 9 for further discussion of leases.

The Company determines if a contractual arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, operating lease liability – current, and operating lease liability – noncurrent on the Company’s condensed consolidated balance sheets. ROU assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. The lease payments included in the present value are fixed lease payments. As most of the Company’s leases do not provide an implicit rate, the Company estimates its collateralized incremental borrowing rate, based on information available at the commencement date, in determining the present value of lease payments. The operating lease ROU assets include any payments made before the commencement date and exclude lease incentives. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

The Company is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. Our operations are conducted through ADM Tronics Unlimited, Inc. ("ADM") and its subsidiary Sonotron Medical Systems, Inc. ("Sonotron").

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2020 AS COMPARED TO JUNE 30, 2019

Revenues for the three months ended June 30, 2020 decreased by $261,728. The decrease is a result of decreased sales of $201,109 in the Chemical segment and $193,914 in the Engineering segment offset by an increase of $133,295 in the Electronics segment.Gross profit for the three months ended June 30, 2020 decreased by $267,222. The decrease in gross profit resulted primarily from decreased sales in Chemical and Engineering related to the COVID-19 pandemic.

We are highly dependent upon certain customers. During the three months ended June 30, 2020, two customers accounted for 54% of our net revenue. Net revenues from foreign customers for the three months ended June 30, 2020 was $24,666 or 4%.

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

Income from operations for the three months ended June 30, 2020 decreased by $253,155. The decrease in operating income for the three-month period is from a decrease in income from the Chemical segment of $116,538, a decrease in income of $61,460 from the Electronic segments and a decrease of $75,157 from Engineering.

Income from operations for the three months ended June 30, 2019 increased by $52,189. The increase in operating income for the three-month period is mainly attributable to a decrease of the following expenses: approximately $37,000 in consulting fees, $8,000 in health insurance,  and $7,000 in advertising expenses.

Other income increased $8,150 for the three months ended June 30, 2020. The increase is primarily due EIDL grant of $10,000 offset by decrease in funds invested in a money market account.

The foregoing resulted in a net loss before provision for income taxes for the three months ended June 30, 2020 of $170,236. Earnings per share were $(0.00) and $0.00 for the three months ended June 30, 2020 and 2019, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2020, we had cash and cash equivalents of $1,575,472 as compared to $1,438,714 at March 31, 2020. The $136,758 increase was primarily the result of cash used in operations during the three-month period in the amount of $261,196, offset with cash provided in financing activities of $397,954. Our cash will continue to be used for increased marketing costs, and increased production labor costs all in an attempt to increase our revenue, as well as increased expenditures for our internal R&D.  We expect to have enough cash to fund operations for the next twelve months.

Future Sources of Liquidity:

We expect that growth with profitable customers and continued focus on new customers will enable us to continue to generate cash flows from operating activities during fiscal 2020.

Based on current expectations, we believe that our existing cash and cash equivalents of $1,575,472 as of June 30, 2020, and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash used by operating activities was $261,196 for the three months ended June 30, 2020, as compared to net cash provided by operating activities of $43,755 for the three months ended June 30, 2019.  The cash used during the three months ended June 30, 2020 was primarily due to net loss of $115,736 less depreciation and amortization of $9,995 coupled with a decrease in net operating liabilities of $56,763 and an increase in net operating assets of $96,753.

INVESTING ACTIVITIES

No cash was provided for or used in investing activities for the three months ended June 30, 2020.

FINANCING ACTIVITIES

For the three months ended June 30, 2020, net cash provided by financing activities was $397,954 due to proceeds from the line of credit of $25,000, proceeds from the PPP loan of $381,000 offset by repayments on capital lease obligations of $8,046.

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

Cash and cash equivalents – For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at inception. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held at these accounts are current insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At June 30, 2020, approximately $1,295,000 exceeded the FDIC limit.

Our sales are materially dependent on a small group of customers, as noted in Note 4 of our condensed consolidated financial statements. We monitor our credit risk associated with our receivables on a routine basis. We also maintain credit controls for evaluating and granting customer credit.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Ru1e 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly period ended June 30, 2020, there were no changes in the Company's internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

The determination that our disclosure controls and procedures were not effective as of June 30, 2020, is a result of:

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

The Company believes that the financial statements present fairly, in all material respects, the Company’s condensed consolidated balance sheets as of June 30, 2020, and March 31, 2020 and the related condensed consolidated statements of income, and cash flows for the three months ended June 30, 2020 and 2019, in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended March 31, 2020.

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
August 19, 2020