Form 10-Q
period 2020-09-30
ADM TRONICS UNLIMITED, INC.
filed 2020-11-16
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

67,588,504 shares of Common Stock, $.0005 par value, as of November 16, 2020.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2020	2020
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$1,459,211	$1,438,714
Accounts receivable, net of allowance for doubtful accounts of $225,000 at September 30, 2020 and March 31, 2020, respectively	1,018,618	860,539
Inventories	454,317	372,635
Prepaid expenses and other current assets	43,761	23,525

Total current assets	2,975,907	2,695,413

Other Assets:
Property and equipment, net of accumulated depreciation of $164,353 and $145,602 at September 30, 2020 and March 31, 2020, respectively	39,207	57,958
Operating lease asset	672,688	706,307
Accounts receivable-related party	330,090	330,090
Inventories - long-term portion	132,080	132,080
Intangible assets, net of accumulated amortization of $15,430 and $14,091 at September 30, 2020 and March 31, 2020, respectively	20,364	21,703
Other assets	90,538	90,538
Deferred tax asset	1,008,000	1,019,000
Total other assets	2,292,967	2,357,676

Total assets	$5,268,874	$5,053,089

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
PPP loan - current	$127,000	$-
Financing lease payable	5,365	21,458
Line of credit	55,000	30,000
Operating lease liability-current	69,827	68,106
Accounts payable	367,281	365,475
Accrued expenses and other current liabilities	152,540	136,188
Customer deposits	375,847	354,745
Due to stockholder	71,277	100,017
Total current liabilities	1,224,137	1,075,989

Long-term liabilities
Operating lease liability - noncurrent	602,861	638,201
PPP loan - noncurrent	254,000	-
Total long-term liabilities	856,861	638,201

Total liabilities	$2,080,998	$1,714,190

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	$-	$-
Common stock, $0.0005 par value; 150,000,000 shares authorized, 67,588,504 shares issued and outstanding	33,794	33,794
Additional paid-in capital	33,302,871	33,294,069
Accumulated deficit	(30,148,789)	(29,988,964)
Total stockholders' equity	3,187,876	3,338,899

Total liabilities and stockholders' equity	$5,268,874	$5,053,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2020	2019	2020	2019

Net revenues	$927,085	$956,791	$1,496,178	$1,787,612

Cost of sales	578,546	544,448	980,049	940,457

Gross Profit	348,539	412,343	516,129	847,155

Operating expenses:
Research and development	126,506	148,751	252,410	294,517
Selling, general and administrative	209,302	301,835	429,082	516,090
Stock based compensation	8,802	-	8,802	-
Depreciation and amortization	(1,437)	5,505	4,339	11,011

Total operating expenses	343,173	456,091	694,633	821,618

Income (loss) from operations	5,366	(43,748)	(178,504)	25,537

Other income (expense):
EIDL Grant	-	-	10,000	-
Interest income	4,807	6,541	9,716	13,694
Interest expense	(1,262)	(1,202)	(2,537)	(2,871)
Total other income (expense)	3,545	5,339	17,179	10,823

Income (loss) before provision for income taxes	8,911	(38,409)	(161,325)	36,360

Provision for (benefit) income taxes:
Current	-	-	(12,500)	1,000
Deferred	(53,000)	(11,000)	11,000	10,000
Total provision (benefit) for income taxes	(53,000)	(11,000)	(1,500)	11,000

Net income (loss)	$61,911	$(27,409)	$(159,825)	$25,360

Basic and diluted per common share:	$0.00	$(0.00)	$(0.00)	$0.00

Weighted average shares of common stock outstanding - basic and diluted	67,588,504	67,588,504	67,588,504	67,588,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

	Common Stock	Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2020	67,588,504	$33,794	$33,294,069	$(29,988,964)	$3,338,899

Net loss	-	-	-	(159,825)	(159,825)

Stock based compensation	-	-	8,802	-	8,802

Balance at September 30, 2020	67,588,504	$33,794	$33,302,871	$(30,148,789)	$3,187,876

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2020 AND 2019

(Unaudited)

	2020	2019
Cash flows from operating activities:
Net income (loss)	$(159,825)	$25,360
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	20,090	19,449
Write-off of inventories	19,888	46,715
Stock based compensation	8,802
Deferred taxes	11,000	10,000
Non-cash operating lease expense	33,619	31,992
Non-cash interest expense	17,309	18,946
Changes in operating assets and liabilities balances:
Accounts receivable	(158,079)	(90,863)
Inventories	(101,570)	(93,081)
Prepaid expenses and other current assets	(20,236)	(86,643)
Accounts payable	1,806	61,244
Customer deposits	21,102	350,087
Accrued expenses and other current liabilities	16,352	8,332
Due to shareholder	(28,740)	6,895
Payments of operating lease liability	(50,928)	(50,938)
Net cash provided by (used in) operating activities	(369,410)	257,495

Cash flows provided (used) in financing activities:
Proceeds from line of credit	25,000	115,000
Repayments of line of credit	-	(284,885)
Proceeds from PPP loan	381,000	-
Repayments on financing lease payable	(16,093)	(16,094)

Net cash provided by (used in) financing activities	389,907	(185,979)

Net increase in cash and cash equivalents	20,497	71,516

Cash and cash equivalents - beginning of period	1,438,714	1,555,687

Cash and cash equivalents - end of period	$1,459,211	$1,627,203

Cash paid for:
Interest	$2,537	$2,871

Non-cash operating activities:
Operating lease right-of-use asset and liability recorded upon adoption of ASC 842	$-	$771,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Three and Six Months Ended SEPTEMBER 30, 2020

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

The accompanying unaudited condensed consolidated financial statements have been prepared by ADM pursuant to accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the condensed financial position and operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with US GAAP have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended March 31, 2020 as disclosed in our annual report on Form 10-K for that year. The operating results and cash flows for the three and six months ended September 30, 2020 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending March 31, 2021.

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

CASH AND CASH EQUIVALENTS

Cash equivalents are comprised of  highly liquid investments with original maturities of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses to date as a result of this policy. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At September 30, 2020, approximately $1,305,000 exceeded the FDIC limit.

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

Amounts received from customers in advance of our satisfaction of applicable performance obligations are recorded as customer deposits. Such amounts are recognized as revenues when the related performance obligations are satisfied. Customer deposits of approximately $190,000 as of March 31, 2020 were recognized as revenues during the six months ended September 30, 2020.

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

WARRANTY LIABILITIES

The Company’s provision for estimated future warranty costs is based upon historical relationship of warranty claims to sales. Based upon historical experience, the Company has concluded that no warranty liability is required as of the condensed consolidated balance sheet dates. However, the Company periodically reviews the adequacy of its product warranties and will record an accrued warranty reserve if necessary. Based on prior experience, no amounts have been accrued for potential warranty costs and actual costs were less than $2,000, for the three and six months ended September 30, 2020 and 2019.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to $13,064 and $19,700 and $10,713 and $23,172 for the three and six months ended September 30, 2020 and 2019, respectively.

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

The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of September 30, 2020, and 2019, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Per share basic and diluted earnings amounted to $0.00 and $(0.00) and $(0.00) and $0.00 for the three and six months ended September 30, 2020 and September 30, 2019, respectively.

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

The Company made a policy election to recognize short-term lease payments as an expense on a straight-line basis over the lease term. The Company defines a short-term lease as a lease that, at the commencement date, has a lease term of twelve months or less and does not contain an option to purchase the underlying asset that the leasee is reasonably certain to exercise. Related variable lease payments are recognized in the period in which the obligation is incurred.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU-2016-13 “Financial Instruments – Credit Losses”. This guidance affects organizations that hold financial assets and net investments in leases that are not accounted for at fair value with changes in fair value reported in net income. The guidance requires organizations to measure all expected credit losses for financial instruments at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. It is effective for fiscal years beginning after December 15, 2019. The Company adopted this ASU as of April 1, 2020 and it has no impact on the Company’s consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - INVENTORIES

Inventories at September 30, 2020 consisted of the following:

	Current	Long Term	Total
Raw materials	$384,975	$121,013	$505,988
Finished goods	69,342	11,067	80,409
Totals	$454,317	$132,080	$586,397

Inventories at March 31, 2020 consisted of the following:

	Current	Long Term	Total
Raw materials	$289,369	$121,013	$410,382
Finished goods	83,266	11,067	94,333
Totals	$372,635	$132,080	$504,715

 NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment as of September 30, 2020 and March 31, 2020 is as follows:

	September 30, 2020	March 31,2020
Machinery and equipment	$199,810	$199,810
Leasehold improvements	3,750	3,750
	203,560	203,560

Accumulated depreciation and amortization	(164,353)	(145,602)

Property and equipment, net	$39,207	$57,958

NOTE 5 - INTANGIBLE ASSETS

Intangible assets are being amortized using the straight-line method over periods ranging from 10-15 years with a weighted average remaining life of approximately 6 years.

	September 30, 2020						March 31, 2020
	Cost	Amortization Period (Years)			Accumulated Amortization	Net Carrying Amount	Cost	Amortization Period (Years)			Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$35,794	10	-	15	$(15,430)	$20,364	$35,794	10	-	15	$(14,091)	$21,703

Estimated aggregate future amortization expense related to intangible assets is as follows:

For the fiscal years ended March 31,
2021	$2,882
2022	2,882
2023	2,882
2024	2,798
2025	2,158
Thereafter	6,762
$20,364

NOTE 6 – CONCENTRATIONS

During the three months ended September 30, 2020, two customers accounted for 49% of our net revenue.  During the six months ended September 30, 2020, two customers accounted for 51% of our net revenue.

During the three months ended September 30, 2019, one customer accounted for 47% of our net revenue. During the six months ended September 30, 2019, one customer accounted for 47% of our net revenue.

As of September 30, 2020, three customers represented 77% of our gross accounts receivable. As of March 31, 2020, three customers represented 83% of our gross accounts receivable.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Net revenues from foreign customers for the three and six months ended September 30, 2020 were $98,822 or 11% and $123,488 or 8%, respectively.

Net revenues from foreign customers for the three and six months ended September 30, 2019 were $116,910 or 12% and $242,282 or 14%, respectively.

NOTE 7 - DISAGGREGATED REVENUES AND SEGMENT INFORMATION

The following tables show the Company's revenues disaggregated by reportable segment and by product and service type:

	Three months Ended September 30,
	2020	2019
Net Revenue in the US
Chemical	$311,745	$295,739
Electronics	396,910	281,210
Engineering	119,608	262,932
	828,263	839,881

Net Revenue outside the US
Chemical	98,822	116,910
Electronics	-	-
Engineering	-	-
	98,822	116,910

Total Revenues	$927,085	$956,791

	Six Months Ended September 30,
	2020	2019
Net Revenue in the US
Chemical	$473,602	$557,999
Electronics	684,972	435,977
Engineering	214,116	551,354
	1,372,690	1,545,330

Net Revenue outside the US
Chemical	123,488	242,282
Electronics	-	-
Engineering	-	-
	123,488	242,282

Total Revenues	$1,496,178	$1,787,612

Information about segments is as follows:

	Chemical	Electronics	Engineering	Total
Three months ended September 30, 2020
Revenue from external customers	$410,567	$396,910	$119,608	$927,085
Segment operating income (loss)	$(11,158)	$(61,299)	$77,823	$5,366

Six months ended September 30, 2020
Revenue from external customers	$597,090	$684,972	$214,116	$1,496,178
Segment operating income (loss)	$(56,310)	$(176,104)	$53,910	$(178,504)

Three months ended September 30, 2019
Revenue from external customers	$412,649	$281,210	$262,932	$956,791
Segment operating income (loss)	$(42,634)	$(29,524)	$28,410	$(43,748)

Six months ended September 30, 2019
Revenue from external customers	$800,281	$435,977	$551,354	$1,787,612
Segment operating income (loss)	$32,267	$(86,384)	$79,654	$25,537

Total assets at September 30, 2020	$2,107,549	$2,423,683	$737,642	$5,268,874

Total assets at March 31, 2020	$2,021,235	$1,970,705	$1,061,149	$5,053,089

NOTE 8 – ACCOUNTS RECEIVABLE - RELATED PARTY

The Company has a $75,000 investment for approximately 23% of Qol Devices Inc. (Qol), which is carried at cost and reported as a component of other assets in the accompanying consolidated balance sheets.

The Company provided $330,090 in engineering services to Qol during the year March 31, 2018. As of September 30, 2020, the Company reported a long term receivable as a component of other assets in the accompanying consolidated balance sheets.

NOTE 9 – LEASES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2028. The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of September 30, 2020:

For the Years Ending September30,
2021	$101,875
2022	101,875
2023	103,125
2024	106,875
2025	106,875
Thereafter	293,915
814,540
Less: Amount attributable to imputed interest	(141,852)
Net liability at September 30, 2020	$672,688

Weighted average remaining lease term (in years)	8.0
Weighted average discount rate	5.00%

Rent and real estate tax expense for all facilities for the three and six months ended September 30, 2020 and 2019 was approximately $34,000 and $68,000, respectively, and $32,000 and $67,000, respectively and are reported as a component of cost of sales and selling, general and administrative expenses in the accompanying statement of operations. The Company paid in $50,928 in lease payments during the six months ending September 30, 2020.

During September 2016 the Company leased equipment with a cost of approximately $129,000, under provisions of various long-term financing leases whereby the minimum lease payments have been capitalized. Accumulated depreciation at September 30, 2020 is approximately $101,000. The leases expire over various years through 2021. Depreciation of the leased assets is included in depreciation and amortization expense. The lease obligations are secured by the leased assets.

NOTE 10 – PAYROLL PROTECTION PROGRAM (PPP) Loan

The World Health Organization characterized the COVID-19 virus as a global pandemic on March 11, 2020.  The duration and economic impact of this pandemic are uncertain.  The economic impact depends on future developments and the financial condition of our customers that we may not be able to foresee. Any of these factors, and other factors beyond our control, can adversely impact our results for the full fiscal year and such impact may be material.  At this time, management is unable to quantify its potential effects on the operations and financial performance of the Company.

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

On June 15, 2018, the Company obtained an unsecured revolving line of credit, with a limit of $400,000.  The line expires May 15, 2021, renewing automatically every year.  The Company is required to make monthly interest payments, at a rate of 3.870% as of September 30, 2020. Any unpaid principal will be due upon maturity.  At September 30, 2020 and March 31, 2020, the outstanding balance was $55,000 and $30,000, respectively.

NOTE 12 - INCOME TAXES

At September 30, 2020, the Company had federal net operating loss carry-forwards ("NOLs") of approximately $2,629,000. These NOLs may be used to offset future taxable income and thereby reduce or eliminate our federal income taxes otherwise payable. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Ultimate utilization of such NOLs and research and development credits is dependent upon the Company's ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs.

During the six months ended September, 2020, the Company generated approximately $160,000 of the net operating losses, and expects to utilize the NOL’s before expiration.

The effective rates were approximately 1% and 30% for the six months ended September 30, 2020 and 2019, respectively.

NOTE 13 – STOCK BASED COMPENSATION

On January 13, 2020, ADM granted 300,000 stock options to one employee at an exercise price of $0.20 per option with a term of two years subject to vesting in four equal amounts of 75,000 shares every six months. The options were valued at $35,206 using the Black Scholes option pricing model with the following assumptions: risk free interest rate of 1.58%, volatility of 132%, estimated useful life of 3 years and dividend rate of 0%.

The following table summarizes information on all common share purchase options issued by us as of September 30, 2020 and 2019.

	2020		2019
	# of Shares	Weighted	# of Shares	Weighted
		Average		Average
		Exercise		Exercise
		Price		Price

Outstanding, beginning of year	300,000	$.20	-	$-

Issued	-	-	-	-

Exercised	-	-	-	-

Expired	-	-	-	-

Outstanding, end of period	300,000	$0.20	-	-

Exercisable, end of period	75,000	$0.20	-	-

The following table summarizes the information about nonvested options for the six months ended September 30, 2020:

	Options	Weighted Average Exercise Price
Nonvested - April 1, 2020	300,000

Granted	-	$-
Vested	(75,000)	0.20
Cancelled	-	-
Forfeited	-	-

Nonvested - September 30, 2020	225,000

Stock based compensation related to the vested option was $8,802 and $0 for the six months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, there was $26,404 of unrecognized compensation costs, which is expected to be recognized as follows:

For the years ending September 30,	Amount
2021	$11,735
2022	11,735
2023	2,934
$26,404

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

NOTE 16 – SUBSEQUENT EVENTS

The World Health Organization characterized the COVID-19 virus as a global pandemic on March 11, 2020.  The duration and economic impact of this pandemic are uncertain.  The economic impact depends on future developments and the financial condition of our customers that we may not be able to foresee. Any of these factors, and other factors beyond our control, can adversely impact our results for the full fiscal year and such impact may be material.  At this time, management is unable to quantify its potential effects on the operations and financial performance of the Company.

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

Amounts received from customers in advance of our satisfaction of applicable performance obligations are recorded as customer deposits. Such amounts are recognized as revenues when the related performance obligations are satisfied. Customer deposits of approximately $190,000 as of March 31, 2020 were recognized as revenues during the six months ended September 30, 2020.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2020 AS COMPARED TO SEPTEMBER 30, 2019

Revenues for the three and six months ended September 30, 2020 decreased by $29,706 and $291,434, respectively. The three-month decrease is a result of decreased sales of $2,082 in the Chemical segment and $143,324 in the Engineering segment offset by an increase of $115,700 in the Electronics segment. The six-month decrease is a result of decreased sales of $203,191 in the Chemical segment and $337,238 in the Engineering segment offset by an increase of $248,995 in the Electronics segment.

Gross profit for the three months ended September 30, 2020 decreased by $63,804. Gross profit for the six months ended September 30, 2020 decreased by $331,026. The decrease in gross profit resulted primarily from decreased sales in Chemical and Engineering related to the COVID-19 pandemic.

We are highly dependent upon certain customers. During the three and six months ended September 30, 2020, two customers accounted for 49% and 51% of our net revenue. Net revenues from foreign customers for the three and six months ended September 30, 2020 was $98,822 or 11% and $123,488 or 8%, respectively.

During the three months ended September 30, 2019, one customer accounted for 47% of our net revenue. During the six months ended September 30, 2019, one customer accounted for 47% of our net revenue. Net revenues from foreign customers for the three and six months ended September 30, 2019 were $116,910 or 12% and $242,282 or 14%, respectively.

The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results.

Income from operations for the three months ended September 30, 2020 increased by $49,114. Income from operations for the six months ended September 30, 2020 decreased by $204,041. The increase in operating income for the three-month period is from a decrease in income from the Chemical segment of $50,515 offset increases in income of $50,217 from the Electronic segments and an increase of $49,412 from Engineering.

The decrease in operating income for the six-month period is from a decrease in income from the Chemical segment of $170,568, a decrease in income of $7,728 from the Electronic segments and a decrease of $25,745 from Engineering.

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

Other income decreased $1,794 for the three months ended September 30, 2020 and increased $6,356 for the six months ended September 30, 2020. The increase is primarily due EIDL grant of $10,000 offset by decrease in funds invested in a money market account.

The foregoing resulted in a net income before provision for income taxes for the three months ended September 30, 2020 of $8,911 and net loss of $161,325 for the six months ended September 30, 2020. Earnings per share were $0.00 and $(0.00) for the three and six months ended September 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2020, we had cash and cash equivalents of $1,459,211 as compared to $1,438,714 at March 31, 2020. The $20,497 increase was primarily the result of cash used in operations during the six-month period in the amount of $369,410, offset with cash provided in financing activities of $389,907. Our cash will continue to be used for increased marketing costs, and increased production labor costs all in an attempt to increase our revenue, as well as increased expenditures for our internal R&D.  We expect to have enough cash to fund operations for the next twelve months.

Future Sources of Liquidity:

We expect that growth with profitable customers and continued focus on new customers will enable us to continue to generate cash flows from operating activities during fiscal 2020.

Based on current expectations, we believe that our existing cash and cash equivalents of $1,459,211 as of September 30, 2020, and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash used by operating activities was $369,410 for the six months ended September 30, 2020, as compared to net cash provided by operating activities of $257,495 for the six months ended September 30, 2019.  The cash used during the six months ended September 30, 2020 was primarily due to net loss of $159,825 less depreciation and amortization of $20,090 coupled with a decrease in net operating liabilities of $40,408 and an increase in net operating assets of $279,885.

INVESTING ACTIVITIES

No cash was provided for or used in investing activities for the six months ended September 30, 2020.

FINANCING ACTIVITIES

For the six months ended September 30, 2020, net cash provided by financing activities was $389,907 due to advances from the line of credit of $25,000, proceeds from the PPP loan of $381,000 offset by repayments on finance lease obligations of $16,093.

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

Cash and cash equivalents – For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at inception. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held at these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At September 30, 2020, approximately $1,305,000 exceeded the FDIC limit.

Our sales are materially dependent on a small group of customers, as noted in Note 4 of our condensed consolidated financial statements. We monitor our credit risk associated with our receivables on a routine basis. We also maintain credit controls for evaluating and granting customer credit.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Ru1e 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly and year to date period ended September 30, 2020, there were no changes in the Company's internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

The determination that our disclosure controls and procedures were not effective as of September 30, 2020, is a result of:

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

The Company believes that the financial statements present fairly, in all material respects, the Company’s condensed consolidated balance sheets as of September 30, 2020, and March 31, 2020 and the related condensed consolidated statements of income, and cash flows for the three and six months ended September 30, 2020 and 2019, in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

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
November 16, 2020