Form 10-Q
period 2020-12-31
ADM TRONICS UNLIMITED, INC.
filed 2021-02-12
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

67,588,504 shares of Common Stock, $.0005 par value, as of February 12, 2021

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2020	2020
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$1,449,629	$1,438,714
Accounts receivable, net of allowance for doubtful accounts of $225,000 at December 31, 2020 and March 31, 2020	877,408	860,539
Inventories	448,032	372,635
Prepaid expenses and other current assets	66,185	23,525

Total current assets	2,841,254	2,695,413

Other Assets:
Property and equipment, net of accumulated depreciation of $173,275 and $145,602 December 31, 2020 and March 31, 2020, respectively	30,285	57,958
Operating lease asset	655,547	706,307
Accounts receivable-related party	330,090	330,090
Inventories - long-term portion	132,080	132,080
Intangible assets, net of accumulated amortization of $16,151 and $14,091 at December 31, 2020 and March 31, 2020, respectively	19,643	21,703
Other assets	90,538	90,538
Deferred tax asset	1,013,000	1,019,000
Total other assets	2,271,183	2,357,676

Total assets	$5,112,437	$5,053,089

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
PPP loan - current	$190,500	$-
Financing lease payable	-	21,458
Line of credit	85,000	30,000
Operating lease liability-current	70,703	68,106
Accounts payable	337,640	365,475
Accrued expenses and other current liabilities	100,231	136,188
Customer deposits	350,340	354,745
Due to stockholder	82,678	100,017
Total current liabilities	1,217,092	1,075,989

Long-term liabilities
Operating lease liability	584,844	638,201
PPP loan - noncurrent	190,500	-
Total long-term liabilities	775,344	638,201

Total liabilities	$1,992,436	$1,714,190

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	$-	$-
Common stock, $0.0005 par value; 150,000,000 shares authorized, 67,588,504 shares issued and outstanding	33,794	33,794
Additional paid-in capital	33,302,871	33,294,069
Accumulated deficit	(30,216,664)	(29,988,964)
Total stockholders' equity	3,120,001	3,338,899

Total liabilities and stockholders' equity	$5,112,437	$5,053,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2020	2019	2020	2019

Net revenues	$762,644	$805,126	$2,258,822	$2,592,738

Cost of sales	500,320	487,055	1,480,369	1,427,512

Gross Profit	262,324	318,071	778,453	1,165,226

Operating expenses:
Research and development	164,109	169,650	416,519	464,167
Selling, general and administrative	172,788	208,639	601,870	724,729
Stock based compensation	-	-	8,802	-
Depreciation and amortization	2,148	5,506	6,487	16,517

Total operating expenses	339,045	383,795	1,033,678	1,205,413

Loss from operations	(76,721)	(65,724)	(255,225)	(40,187)

Other income (expense):
EIDL Grant	-	-	10,000	-
Interest income	3,307	6,051	13,023	19,745
Interest and finance expenses	(1,261)	(857)	(3,798)	(3,728)
Total other income (expense)	2,046	5,194	19,225	16,017

Loss before provision for (benefit) of income taxes	(74,675)	(60,530)	(236,000)	(24,170)

Provision for (benefit) of income taxes:
Current	(1,800)	(12,985)	(14,300)	(11,985)
Deferred	(5,000)	72,000	6,000	82,000
Total provision for (benefit) of income taxes	(6,800)	59,015	(8,300)	70,015

Net (loss)	$(67,875)	$(119,545)	$(227,700)	$(94,185)

Basic and diluted loss per common share:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares of common stock outstanding - basic and diluted	67,588,504	67,588,504	67,588,504	67,588,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020

(Unaudited)

	Common Stock	Common Stock	Additional Paid- in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2020	67,588,504	$33,794	$33,294,069	$(29,988,964)	$3,338,899

Net loss	-	-	-	(227,700)	(227,700)

Stock based compensation	-	-	8,802	-	8,802

Balance at December 31, 2020	67,588,504	$33,794	$33,302,871	$(30,216,664)	$3,120,001

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2020 AND 2019

(Unaudited)

	2020	2019
Cash flows from operating activities:
Net (loss)	$(227,700)	$(94,185)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities: cash used in operating activities:
Depreciation and amortization	29,733	29,174
Write-off of inventories	20,103	34,363
Stock based compensation	8,802	-
Deferred taxes	6,000	82,000
Non-cash operating lease expense	50,760	41,823
Non-cash interest expense	25,646	-
Bad debt expense	65,000	-
Changes in operating assets and liabilities balances:
Accounts receivable	(81,869)	204,703
Inventories	(95,500)	(231,295)
Prepaid expenses and other current assets	(42,660)	(78,114)
Accounts payable	(27,835)	12,541
Customer deposits	(4,405)	346,803
Accrued expenses and other current liabilities	(35,957)	(15,429)
Due to shareholder	(17,339)	(16,205)
Payments of operating lease liability	(76,406)	(76,406)
Net cash provided by (used in) operating activities	(403,627)	239,773

Cash flows provided (used) in financing activities:
Proceeds from line of credit	100,000	185,000
Repayments of line of credit	(45,000)	(354,885)
Proceeds from PPP loan	381,000	-
Repayments on capital lease payable	(21,458)	(24,140)

Net cash provided by (used in) financing activities	414,542	(194,025)

Net increase in cash and cash equivalents	10,915	45,748

Cash and cash equivalents - beginning of period	1,438,714	1,555,687

Cash and cash equivalents - end of period	$1,449,629	$1,601,435

Cash paid for:
Taxes	$-	$750
Interest	$3,727	$3,728
Non-cash operating activities:
Operating lease right-of-use asset and liability recorded upon adoption of ASC 842	$-	$771,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Three and Nine Months Ended DECEMBER 31, 2020

NOTE 1 - NATURE OF BUSINESS

ADM Tronics Unlimited, Inc. ("we", "us", the "Company" or "ADM"), was incorporated under the laws of the state of Delaware on November 24, 1969. We are a manufacturing and engineering concern whose principal lines of business are the design, manufacture and sale of electronics of our own products or on a contract manufacturing basis; the production and sale of chemical and antistatic products; and, research, development and engineering services.

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

The accompanying unaudited condensed consolidated financial statements have been prepared by ADM pursuant to accounting principles generally accepted in the United States of America (“US GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the condensed financial position and operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with US GAAP have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended March 31, 2020 as disclosed in our annual report on Form 10-K for that year. The operating results and cash flows for the three and nine months ended December 31, 2020 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending March 31, 2021.

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

CASH AND CASH EQUIVALENTS

Cash equivalents are comprised of  highly liquid investments with original maturities of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses to date as a result of this policy. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At December 31, 2020, approximately $1,303,000 exceeded the FDIC limit.

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

REVENUE RECOGNITION

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser. We offer a limited 90-day warranty on our electronics products and contract manufacturing, and a limited 5-year warranty on our electronic controllers for spas and hot tubs. Historically, the amount of warranty revenue included in sales of our electronic products have been de minimus. We have no other post shipment obligations. For contract manufacturing, revenues are recognized after shipments of the completed products.

Amounts received from customers in advance of our satisfaction of applicable performance obligations are recorded as customer deposits. Such amounts are recognized as revenues when the related performance obligations are satisfied. Customer deposits of approximately $215,000 as of March 31, 2020 were recognized as revenues during the nine months ended December 31, 2020.

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

WARRANTY LIABILITIES

The Company’s provision for estimated future warranty costs is based upon historical relationship of warranty claims to sales. Based upon historical experience, the Company has concluded that no warranty liability is required as of the condensed consolidated balance sheet dates. However, the Company periodically reviews the adequacy of its product warranties and will record an accrued warranty reserve if necessary. Based on prior experience, no amounts have been accrued for potential warranty costs and actual costs were less than $2,000, for the three and nine months ended December 31, 2020 and 2019.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) and net realizable value. Inventories that are expected to be sold within one operating cycle (1 year) are classified as a current asset. Inventories that are not expected to be sold within 1 year, based on historical trends, are classified as Inventories - long term portion. Obsolete inventory is written off based on prior and expected future usage.

PROPERTY AND EQUIPMENT

We record our property and equipment at historical cost. We expense maintenance and repairs as incurred. Depreciation is provided for by the straight-line method over five to seven years, the estimated useful lives of the property and equipment.

Paycheck Protection Program Loan

The Company has obtained a Paycheck Protection Program loan during May 2020 from the Small Business Administration in the amount of $381,000. Management has elected to record the loan under FASB ASC 470, Debt and in the event the Company is successful in receiving forgiveness, will treat the qualifying amounts as a gain upon extinguishment in accordance with ASC 405, Liabilities. As of December 31, 2020, management believes that all expenses have met the criteria of qualifying expenses as set forth by the terms of the loan.

INTANGIBLE ASSETS

Intangible assets are reviewed for impairment annually whenever changes in circumstances indicate that the carrying amount may not be recoverable. In reviewing for impairment, the Company compares the carrying value of the relevant asset to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and its carrying value. Although the Company experienced a decrease in sales due to the COVID-19 pandemic, there is no impairment loss for the nine months ended December 31, 2020.

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to $6,079 and $9,936 and $25,779 and $33,108 for the three and nine months ended December 31, 2020 and 2019, respectively.

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

The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of December 31, 2020, and 2019, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Per share basic and diluted earnings amounted to $(0.00) for the three and nine months ended December 31, 2020 and December 31, 2019, respectively.

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

The adoption of this guidance had a material impact on the Company's Condensed Consolidated Balance Sheet beginning April 1, 2019, when the Company recognized (a) a lease liability of $771,098, which represents the present value of the remaining lease payments of $967,344, discounted using the Company's incremental borrowing rate of 5% and (b) the related right-of-use asset of $771,098, which represents the lease liability. Prior periods were not restated. Adoption of this standard had no change on financing leases previously subject to capital lease treatment under ASC Topic 840, Leases. See Note 9 for further discussion of leases.

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

NOTE 3 - INVENTORIES

Inventories at December 31, 2020 consisted of the following:
	Current	Long Term	Total
Raw materials	$381,226	$121,013	$502,239
Finished goods	66,806	11,067	77,873
Totals	$448,032	$132,080	$580,112

Inventories at March 31, 2020 (Audited) consisted of the following:
	Current	Long Term	Total
Raw materials	$289,369	$121,013	$410,382
Finished goods	83,266	11,067	94,333
Totals	$372,635	$132,080	$504,715

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 2020 and March 31, 2020 is as follows:
	December 31, 2020	March 31, 2020 (Audited)
Machinery and equipment	$199,810	$199,810
Leasehold improvements	3,750	3,750
	203,560	203,560

Accumulated depreciation and amortization	(173,275)	(145,602)

Property and equipment, net	$30,285	$57,958

NOTE 5 - INTANGIBLE ASSETS

Intangible assets are being amortized using the straight-line method over periods ranging from 10-15 years with a weighted average remaining life of approximately 6 years.

	December 31, 2020				March 31, 2020 (Audited)
	Cost	Weighted Average Amortization Period (Years)	Accumulated Amortization	Net Carrying Amount	Cost	Weighted Average Amortization Period (Years)	Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$35,794	15	$(16,151)	$19,643	$35,794	15	$(14,091)	$21,703

Estimated aggregate future amortization expense related to intangible assets is as follows:

For the fiscal years ended December 31,
2021	$2,882
2022	2,882
2023	2,882
2024	2,632
2025	2,077
Thereafter	6,288
$19,643

NOTE 6 – CONCENTRATIONS

During the three months ended December 31, 2020, two customers accounted for 52% of net revenue.  During the nine months ended December 31, 2020, two customers accounted for 51% of net revenue.

During the three months ended December 31, 2019, one customer accounted for 51% of net revenue. During the nine months ended December 31, 2019, one customer accounted for 49% of net revenue.

As of December 31, 2020, three customers represented 82% of our gross accounts receivable. As of March 31, 2020, three customers represented 83% of our gross accounts receivable.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Net revenues from foreign customers for the three and nine months ended December 30, 2020 were $89,029 or 12% and $212,517 or 9%, respectively. Net revenues from foreign customers for the three and nine months ended December 31, 2019 were $38,944 or 5% and $281,226 or 11%, respectively.

NOTE 7 - DISAGGREGATED REVENUES AND SEGMENT INFORMATION

The following tables show the Company's revenues disaggregated by reportable segment and by product and service type:

	Three months Ended December 31,
	2020	2019
Net Revenue in the US
Chemical	$263,455	$256,318
Electronics	270,245	430,114
Engineering	139,915	79,750
	673,615	766,182

Net Revenue outside the US
Chemical	$89,029	$38,944
Electronics	-	-
Engineering	-	-
	89,029	38,944

Total Net Revenues	$762,644	$805,126

	Nine Months Ended December 31,
	2020	2019
Net Revenue in the US
Chemical	$737,057	$814,317
Electronics	955,217	866,091
Engineering	354,031	631,104
	2,046,305	2,311,512

Net Revenue outside the US
Chemical	$212,517	$281,226
Electronics	-	-
Engineering	-	-
	212,517	281,226

Total Net Revenues	$2,258,822	$2,592,738

Information about segments is as follows:

	Chemical	Electronics	Engineering	Total
Three months ended December 31, 2020
Net Revenue from external customers	$352,484	$270,245	$139,915	$762,644
Segment operating income (loss)	$(14,585)	$(83,033)	$20,897	$(76,721)

Nine months ended December 31, 2020
Net Revenue from external customers	$949,574	$955,217	$354,031	$2,258,822
Segment operating income (loss)	$(70,895)	$(259,137)	$74,807	$(255,225)

Three months ended December 31, 2019
Net Revenue from external customers	$295,262	$430,114	$79,750	$805,126
Segment operating income (loss)	$68,392	$(114,589)	$(19,527)	$(65,724)

Nine months ended December 31, 2019
Net Revenue from external customers	$1,095,543	$866,091	$631,104	$2,592,738
Segment operating income (loss)	$100,659	$(200,973)	$60,127	$(40,187)

Total assets at December 31, 2020	$2,096,098	$2,198,349	$817,990	$5,112,437

Total assets at March 31, 2020 (Audited)	$2,021,235	$1,970,705	$1,061,149	$5,053,089

NOTE 8 – ACCOUNTS RECEIVABLE - RELATED PARTY

The Company has a $75,000 investment for approximately 23% of Qol Devices Inc. (Qol), which is carried at cost and reported as a component of other assets in the accompanying consolidated balance sheets.

The Company provided $330,090 in engineering services to Qol during the year March 31, 2018. As of December 31, 2020, the Company reported a long term receivable as a component of accounts receivable - related party in the accompanying consolidated balance sheets.

NOTE 9 – LEASES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2028. The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of December 31, 2020:

For the Years Ending December 31,
2021	$101,875
2022	101,875
2023	104,375
2024	106,875
2025	106,875
Thereafter	267,187
789,062
Less: Amount attributable to imputed interest	(133,515)
Net liability at December 31, 2020	$655,547

Weighted average remaining lease term (in years)	8.0
Weighted average discount rate	5.00%

Rent and real estate tax expense for all facilities for the three and nine months ended December 31, 2020 and 2019 was approximately $34,000 and $103,000, respectively, and $34,000 and $101,000, respectively and are reported as a component of cost of sales and selling, general and administrative expenses in the accompanying consolidated statements of operations. The Company paid in $76,397 in lease payments during the nine months ending December 31, 2020.

During September 2016 the Company leased equipment with a cost of approximately $129,000, under provisions of various long-term financing leases whereby the minimum lease payments have been capitalized. Accumulated depreciation at December 31, 2020 is approximately $108,000. The leases expire over various years through 2021. Depreciation of the leased assets is included in depreciation and amortization expense. The lease obligations are secured by the leased assets.

NOTE 10 – PAYROLL PROTECTION PROGRAM (PPP) Loan

The World Health Organization characterized the COVID-19 virus as a global pandemic on March 11, 2020.  The duration and economic impact of this pandemic are uncertain.  The economic impact depends on future developments and the financial condition of our customers that we may not be able to foresee. Any of these factors, and other factors beyond our control, can adversely impact our results for the full fiscal year and such impact may be material. Due to the global pandemic, the Company experienced a decrease in sales due to the following: certain major customers were not in operation due to the temporary shutdown for several months or experienced a significant decrease in demand due to the stay at home orders and a decrease in elective surgeries and other medical procedures during the period. At this time, management is unable to quantify its potential effects on the operations and financial performance of the Company.

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

The Company has used the entire PPP loan proceeds for designated qualifying expenses and intends to apply for forgiveness of the PPP loan in accordance with the terms of the PPP. No assurance can be given that the Company will obtain forgiveness of the PPP loan in whole or in part. With respect to any portion of the PPP loan that is not forgiven, the PPP will be subject to customary provisions for a loan of this type, including customary events of default relating to, among other things, payment defaults, breaches of the provisions of the PPP note and cross defaults.

NOTE 11 – LINE OF CREDIT

On June 15, 2018, the Company obtained an unsecured revolving line of credit, with a limit of $400,000.  The line expires May 15, 2021, renewing automatically every year.  The Company is required to make monthly interest payments, at a rate of 3.870% as of December 31, 2020. Any unpaid principal will be due upon maturity.  At December 31, 2020 and March 31, 2020, the outstanding balance was $85,000 and $30,000, respectively.

NOTE 12 - INCOME TAXES

At December 31, 2020, the Company had federal net operating loss carry-forwards ("NOLs") of approximately $2,515,000. These NOLs may be used to offset future taxable income and thereby reduce or eliminate our federal income taxes otherwise payable. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Ultimate utilization of such NOLs and research and development credits is dependent upon the Company's ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs.

During the nine months ended December 31, 2020, the Company generated approximately $228,000 of the net operating losses, and expects to utilize the NOL’s before expiration.

The effective tax rates were approximately 4% and (290)% for the nine months ended December 31, 2020 and 2019, respectively.

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

The following table summarizes information on all common share purchase options issued by us as of December 31, 2020 and 2019.

	2020		2019
	# of Shares	Weighted	# of Shares	Weighted
		Average		Average
		Exercise		Exercise
		Price		Price

Outstanding, beginning of year	300,000	$.20	-	$-

Issued	-	-	-	-

Exercised	-	-	-	-

Expired	-	-	-	-

Outstanding, end of period	300,000	$0.20	-	-

Exercisable, end of period	75,000	$0.20	-	-

The following table summarizes the information about nonvested options for the nine months ended December 31, 2020:

	Options	Weighted Average Exercise Price
Nonvested - April 1, 2020	300,000

Granted	-	$-
Vested	(75,000)	0.20
Cancelled	-	-
Forfeited	-	-

Nonvested – December 31, 2020	225,000

Stock based compensation related to the vested options was $8,802 and $0 for the nine months ended December 31, 2020 and 2019, respectively.

As of December 31, 2020, there was $26,404 of unrecognized compensation costs, which is expected to be recognized as follows:

For the years ending December 31,	Amount
2021	$11,735
2022	11,735
2023	2,934
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

Amounts received from customers in advance of our satisfaction of applicable performance obligations are recorded as customer deposits. Such amounts are recognized as revenues when the related performance obligations are satisfied. Customer deposits of approximately $215,000 as of March 31, 2020 were recognized as revenues during the nine months ended December 31, 2020.

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

LEASES

In February 2016, the FASB issued authoritative guidance which changes financial reporting as it relates to leasing transactions. Under the new guidance, lessees are required to recognize a lease liability, measured on a discounted basis; and a right-of-use asset, for the lease term. The Company adopted this guidance as of April 1, 2019, using the modified retrospective approach which allowed it to initially apply the guidance as of the adoption date. The Company elected the package of practical expedients available under the new standard, which allowed the Company to forgo a reassessment of (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) the initial direct costs for any existing leases.

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

The adoption of this guidance had a material impact on the Company's Condensed Consolidated Balance Sheet beginning April 1, 2019, when the Company recognized (a) a lease liability of $771,098, which represents the present value of the remaining lease payments of $967,344, discounted using the Company's incremental borrowing rate of 5% and (b) the related right-of-use asset of $771,098 which represents the lease liability. Prior periods were not restated. Adoption of this standard had no change on financing leases previously subject to capital lease treatment under ASC Topic 840, Leases. See Note 9 for further discussion of leases.

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

The Company is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. Our operations are conducted through ADM and its subsidiary Sonotron.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2020 AS COMPARED TO DECEMBER 31, 2019

Revenues for the three and nine months ended December 31, 2020 decreased by $42,482 and $333,916, respectively. The three-month decrease is a result of increased sales of $57,222 in the Chemical segment and $60,165 in the Engineering segment offset by a decrease of $159,869 in the Electronics segment. The nine-month decrease is a result of decreased sales of $145,969 in the Chemical segment and $277,073 in the Engineering segment offset by an increase of $89,126 in the Electronics segment.

Due to the global pandemic, the Company experienced a decrease in sales due to the following: certain major customers were not in operation due to the temporary shutdown for several months or experienced a significant decrease in demand due to the stay at home orders and a decrease in elective surgeries and other medical procedures during the period.

Gross profit for the three months ended December 31, 2020 decreased by $55,747. Gross profit for the nine months ended December 31, 2020 decreased by $386,773. The decrease in gross profit resulted primarily from decreased sales in Chemical and Engineering related to the COVID-19 pandemic.

We are highly dependent upon certain customers. During the three and nine months ended December 31, 2020, two customers accounted for 52% and 51% of our net revenue. Net revenues from foreign customers for the three and nine months ended December 31, 2020 was $89,029 or 12% and $212,517 or 9%, respectively.

During the three months ended December 31, 2019, one customer accounted for 51% and 49% of our net revenue. Net revenues from foreign customers for the three and nine months ended December 31, 2019 was $38,944 or 5% and $281,226 or11%, respectively.

The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results.

Loss from operations for the three months ended December 31, 2020 increased by $10,997. Coupled with the aforementioned reduction in revenue, the decrease in operating loss for the three-month period is from an increase of the following expenses: approximately $10,000 in bank and credit card fees, $48,000 in salaries, offset by reductions in health insurance of $12,000, and $55,000 in professional fees.

Loss from operations for the nine months ended December 31, 2020 increased by $215,038. Coupled with the aforementioned reduction in revenue, the decrease in operating income for the nine-month period is primarily from an increase of the following expenses: approximately $18,000 in salaries, $18,000 in stock-based compensation and consulting, offset by decreases in insurance fees of $21,000.

Other income decreased $3,148 for the three months ended December 31, 2020 and increased $3,208 for the nine months ended December 31, 2020. The increase is primarily due EIDL grant of $10,000 offset by decrease in funds invested in a money market account.

The foregoing resulted in a net loss before provision for income taxes for the three months ended December 31, 2020 of $74,675 and net loss of $236,000 for the nine months ended December 31, 2020. Earnings per share were $(0.00) for the three and nine months ended December 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2020, we had cash and cash equivalents of $1,449,629 as compared to $1,438,714 at March 31, 2020. The $10,915 increase was primarily the result of cash used in operations during the nine-month period in the amount of $403,627, offset with cash provided in financing activities of $414,542. Our cash will continue to be used for increased marketing costs, and increased production labor costs all in an attempt to increase our revenue, as well as increased expenditures for our internal R&D.  We expect to have enough cash to fund operations for the next twelve months.

Future Sources of Liquidity:

We expect that growth with profitable customers and continued focus on new customers will enable us to continue to generate cash flows from operating activities during fiscal 2020.

Based on current expectations, we believe that our existing cash and cash equivalents of $1,449,629 as of December 31, 2020, and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash used by operating activities was $403,627 for the nine months ended December 31, 2020, as compared to net cash provided by operating activities of $239,773 for the nine months ended December 31, 2019.  The cash used during the nine months ended December 31, 2020 was primarily due to net loss of $227,500 less depreciation and amortization of $29,733 and stock based compensation of $8,802 coupled with a decrease in net operating liabilities of $161,942 and a decrease in net operating assets of $52,520

INVESTING ACTIVITIES

No cash was provided for or used in investing activities for the nine months ended December 31, 2020.

FINANCING ACTIVITIES

For the nine months ended December 31, 2020, net cash provided by financing activities was $414,542 due to advances from the line of credit of $100,000, proceeds from the PPP loan of $381,000 offset by repayments on finance lease obligations and the line of credit of $66,458.

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

Cash and cash equivalents – For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at inception. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held at these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At December 31, 2020, approximately $1,303,000 exceeded the FDIC limit.

Our sales are materially dependent on a small group of customers, as noted in Note 6 of our condensed consolidated financial statements. We monitor our credit risk associated with our receivables on a routine basis. We also maintain credit controls for evaluating and granting customer credit.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Ru1e 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly and year to date period ended December 31, 2020, there were no changes in the Company's internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

The determination that our disclosure controls and procedures were not effective as of December 31, 2020, is a result of:

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

The Company believes that the financial statements present fairly, in all material respects, the Company’s condensed consolidated balance sheets as of December 31, 2020, and March 31, 2020 and the related condensed consolidated statements of income, and cash flows for the three and nine months ended December 31, 2020 and 2019, in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

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
Andre' DiMino, Chief Executive
Officer and Chief Financial Officer

Dated: Northvale, New Jersey February 12, 2021