Form 10-K
period 2021-03-31
ADM TRONICS UNLIMITED, INC.
filed 2021-07-14
CIK 849401

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

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

Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter was $4,877,458.

The number of shares of the Common Stock outstanding as of July 14, 2021 was 67,588,492.

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

CONTRACT MANUFACTURING

The Company derives revenues from contract manufacturing of electronic medical and other devices from non-affiliated customers. As of March 31, 2021, we had approximately $540,000 of back-log for electronic product orders.

ENVIRONMENTALLY SAFE CHEMICAL PRODUCTS FOR INDUSTRIAL USES

We develop, manufacture and sell chemical products to industrial users. Such products consist primarily of the following:

●	Water-based primers and adhesives;

●	Water-based coatings and resins;

●	Water-based chemical additives; and

●	Anti-static conductive paints, coating and other products.

Water-based primers and adhesives are chemical compounds used to bind different plastic films, metal foils and papers. Examples are the binding of polyethylene to polyester, nylon, vinyl, aluminum, polypropylene, paper and cellophane. Our water-based primers and adhesives are similar in function to solvent-based primers that are widely used to bind plastic films, papers and foils. Solvent-based systems have come under criticism since they have been found to be highly pollutant, dangerous to health and generally caustic in nature. Based upon our experience since 1969, including information furnished to us by certain of our customers, we believe that water-based systems have no known polluting effects and pose no known health hazards. There can, of course, be no assurance that any governmental restrictions will not be imposed on our water-based products or that such products will be accepted as replacements for solvent-based products.

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

Through Anti-Static Industries, the assets of which were acquired in July 2009, we now develop and manufacture a full line of anti-static products for commercial and industrial use through a division of our company that we refer to as “Antistatic Industries”. Antistatic Industries develops and distributes proprietary conductive paints, coatings and other products and accessories which can be used by electronics, computer, pharmaceutical and chemical companies to prevent, reduce or eliminate static electricity. Many industries are concerned with static electricity as it can be hazardous to personnel and damage corporate facilities, computers, electronic equipment and valuable parts. Antistatic Industries has a wide range of products including paints, hoses, garments, floor mats, rugs, strapping, tapes, hook-and-loop, adhesive products and many other specialized items, all with conductive properties. Antistatic Industries has also pioneered low volatile organic compound conductive and antistatic paint and coating formulations that can be used as replacements for paints and coatings made from hazardous solvents. Antistatic Industries seeks to continually develop new products through research and development for new and current customers to aid in their quest for maximum protection with less waste and rejects in their manufacturing processes by reducing or eliminating static electricity.

None of our chemical products are protected by patents, although the names of some of such products have been protected by trademarks. We do not believe that any such trademarks are material to our business. As of March 31, 2021, the dollar amount of backlog orders for our chemical products believed by us to be firm was not material.

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

CUSTOMERS

During the year ended March 31, 2021, two customers accounted for 51% of our net revenue. During the year ended March 31, 2020, one customer accounted for 48% of our net revenue. As of March 31, 2021, three customers accounted for 81% of our accounts receivable. As of March 31, 2020, three customers accounted for 83% of our accounts receivable. The loss of these major customers could have a material impact on our operations and cash flow.

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

MANUFACTURER AND SUPPLIERS

MANUFACTURER

ADM manufactures its electronic and chemical products and other customers’ electronic products at its facilities located in Northvale, New Jersey.

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

SUPPLIERS

We purchase the raw materials, parts, components and other items required to manufacture our products. We rely on a limited number of suppliers for such raw materials, parts, components and other items. Although there are many suppliers for each of these raw materials, parts, components and other items, we are dependent on a limited number of suppliers for many of the significant raw materials and components due to our customers’ requirements. We do not have any long-term or exclusive purchase commitments with any of our suppliers. The failure to maintain existing relationships with suppliers or to establish new relationships in the future could also negatively affect our ability to obtain raw materials and components used in the products in a timely manner. If we are unable to obtain ample supply of product from our existing suppliers or alternative sources of supply, we may be unable to satisfy orders which could reduce our revenues and adversely affect relationships with our customers.  Accordingly, in order to satisfy its customers' needs, we have maintained an inventory ranging, in dollar amounts, from 15% to 30% of sales of chemical products in the form of either raw materials or finished goods. Starting in 2020 there has been a worldwide shortage of certain electronic components used in the manufacture of circuit boards used in the devices produced by the Company. There has also been a shortage in certain chemical raw materials. This has resulted in delays in the ability of the Company to manufacture products and, in some cases, raw material costs have consequently increased, affecting margins. In response, we have actively sought other suppliers and alternate raw materials to reduce the impact of the shortage on our production capabilities, although in many cases these efforts have had limited results. Such shortages are continuing and there can be no assurance as to when the shortages will be resolved.

RESEARCH AND DEVELOPMENT

During our fiscal years ended March 31, 2021 and 2020, research and development expenses with respect to company-sponsored research and development activities were $561,982 and $589,373, respectively. During such fiscal years, we did not expend any funds on customer-sponsored research and development activities with respect thereto, other than contracted research and development from engineering services customers.

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

There has also been a shortage in certain chemical raw materials. This has resulted in delays in the ability of the Company to manufacture products and, in some cases, raw material costs have consequently increased, affecting margins. In response, we have actively sought other suppliers and alternate raw materials to reduce the impact of the shortage on our production capabilities, although in many cases these efforts have had limited results. Such shortages are continuing and there can be no assurance as to when the shortages will be resolved.

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

RISKS RELATED TO OUR COMPANY

At March 31, 2021, we had an accumulated deficit of approximately $31 million. We may incur additional operating losses, as well as negative cash flows from operations, in the future.

We are highly dependent upon certain customers to generate our revenues. For the fiscal year ended March 31, 2021, two customers accounted for 51% of our net revenue. For the fiscal year ended March 31, 2020, one customer accounted for 48% of our net revenue. All customer purchases are made through purchase orders and we do not have any long-term contracts with customers. The complete loss of, or significant reduction in business from, or a material adverse change in the financial condition of, any of such customers will cause a material and adverse change in our revenues and operating results.

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

THE LOSS OF ANY OF OUR EXECUTIVE OFFICER OR KEY PERSONNEL MAY ADVERSELY AFFECT OUR OPERATIONS AND OUR ABILITY TO EXECUTE OUR GROWTH STRATEGY.

Our ability to execute our business plan depends upon the continued services of Andre' DiMino, our President and Chief Executive Officer, as well as our key technology, marketing, and support personnel. In January 2013, the Company entered into an employment agreement with Mr. DiMino containing non-compete, confidentiality and other provisions for the benefit of the Company. However, such agreement has provisions for early termination by the Company and/or Mr. DiMino. We do not have employment or consulting agreements containing non-compete agreements with certain of our key personnel, and we may not be able to retain these individuals. If we lost the services of Mr. DiMino or our key personnel, our business may be adversely affected and our stock price may decline. In addition, our ability to execute our business plan is dependent on our ability to attract and retain additional highly skilled personnel.

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

PENNY STOCK REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY OF OUR SECURITIES.

As of March 31, 2021, our common stock was exempt from the definition of a Penny Stock under SEC under Rule 240.3a51-1 because it meets one of the following tests: 1) A price of over $5 per share, 2) the issuer has Average Revenue of at least $6 million for the last 3 years, or 3) the issuer has Net Tangible Assets in excess of $2 million if the issuer has been in continuous operations for at least 3 years or $5 million if less than 3 years. Should we not meet one of the aforementioned requirements in the future, our common stock would be subject to penny stock rules. Penny stock rules, may discourage broker-dealers from effecting transactions in our common stock or affect their ability to sell our securities. As a result, purchasers and current holders of our securities could find it more difficult to sell their securities. Our stock is traded on the OTC Marketplace Venture Market referred to as the OTCQB. Trading volume of OTCQB stocks have been historically lower and more volatile then stocks traded on an exchange or the Nasdaq Stock Market. In addition, we may be subject to rules of the SEC that impose additional requirements on broker-dealers when selling penny stocks to persons other than established customers and accredited investors. In general, an accredited investor is a person with assets in excess of $1,000,000 or annual income exceeding $200,000 individually, or $300,000 together with his or her spouse. The relevant SEC regulations generally define penny stocks to include any equity security not traded on an exchange or the Nasdaq Stock Market with a market price (as defined in the regulations) of less than $5 per share. Under the penny stock regulations, a broker-dealer must make a special suitability determination as to the purchaser and must have the purchaser's prior written consent to the transaction. Prior to any transaction in a penny stock covered by these rules, a broker-dealer must deliver a disclosure schedule about the penny stock market prepared by the SEC. Broker-dealers must also make disclosure concerning commissions payable to both the broker-dealer and any registered representative and provide current quotations for the securities. Finally, broker-dealers are required to send monthly statements disclosing recent price information for the penny stock held in an account and information on the limited market in penny stocks.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. PROPERTIES

We are headquartered at 224 Pegasus Avenue, Northvale, New Jersey. We lease approximately 16,000 square feet of combined office, manufacturing and warehouse space from an unaffiliated third party with a monthly rent of $8,490 subject to certain increases. The lease expires in June 2028. The Company and its subsidiary utilize portions of the leased space.

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

Quarter Ended	High Bid	Low Bid

Fiscal 2021
31-Mar-21	$0.12	$0.10
31-Dec-20	$0.12	$0.11
30-Sep-20	$0.13	$0.11
30-Jun-20	$0.16	$0.16

Fiscal 2020
31-Mar-20	$0.16	$0.12
31-Dec-19	$0.20	$0.20
30-Sep-19	$0.19	$0.17
30-Jun-19	$0.15	$0.12

HOLDERS OF RECORD

As of March 31, 2021, 67,588,492 shares of the Company's common stock were issued and outstanding. On March 31, 2021, there were 1,318 shareholders of record.

DIVIDENDS

The Company has never paid any cash dividends on its common stock and has no intention of paying cash dividends in the foreseeable future. The Company intends to retain all earnings, if any, for use in the operation and expansion of its business.

EQUITY COMPENSATION PLAN

During the year ended March 31, 2020, the Company issued 300,000 shares of stock options to an employee.

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

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser. We offer a limited 90-day warranty on our electronics products and contract manufacturing and a limited 5-year warranty on our electronic controllers for spas and hot tubs. Historically, the amount of warranty revenue included in sales of our electronic products have been de minimus. We have no other post shipment obligations. Based on prior experience, no amounts have been accrued for potential warranty costs and actual costs were less than $2,000, for each of the fiscal years ended March 31, 2021 and 2020. For contract manufacturing, revenues are recognized after shipment of the completed products.

Amounts received from customers in advance of our satisfaction of applicable performance obligations are recorded as customer deposits. Such amounts are recognized as revenues when the related performance obligations are satisfied. Customer deposits of approximately $195,000 as of March 31, 2020 were recognized as revenues during the year ended March 31, 2021.

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

NEW ACCOUNTING STANDARDS

On December 18, 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”, which modifies ASU 740 to simplify the accounting for income taxes. The amendments in ASU 2019-12 are effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating if any of these modifications will have an impact on its financial statements.

In June 2016, the FASB issued ASU2016-13 “Financial Instruments – Credit Losses”. This guidance affects organizations that hold financial assets and net investments in leases that are not accounted for at fair value with changes in fair value reported in net income. The guidance requires organizations to measure all expected credit losses for financial instruments at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. It is effective for fiscal years beginning after December 15, 2022, including interim periods with those fiscal years. The Company is evaluating the potential impact on the Company’s consolidated financial statements.

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

REVENUES

Revenues decreased $395,361, or 11% from the prior year, which resulted from decreases of $72,199 in the electronic segment, $124,003 in the chemicals segment, and $199,159 in the engineering segment. The decreases were primarily the result of reduced purchasing from customers due to the effect of the shutdown and safety restrictions on elective medical procedures, film productions and certain development and manufacturing activities from the COVID-19 pandemic.

OPERATING (LOSS)

Loss from operations for the year ended March 31, 2021 was $680,478. Loss from operations for the year ended March 31, 2020 was $43,389, an increase in loss of $637,089. This was a result of decreased revenue coupled with an increase in cost of goods sold due to adjustments to inventory, as well as an increase in selling, general and administrative expenses.

Selling, general and administrative expenses increased by $125,946 or 14%, from $923,252 to $1,049,198, mainly due to an increase of $29,733 in salaries, $18,410 in professional fees, $36,365 in health insurance, $27,929 in royalties and commissions and $10,000 in bad debt.

NET LOSS PER SHARE

Net (loss) for the fiscal years ended March 31, 2021 and 2020 was ($598,276) and  ($95,759) or ($0.01) and ($0.00) per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2021, we had cash and cash equivalents of $1,546,950 as compared to $1,438,714 at March 31, 2020. The increase of $108,236 was primarily the result of cash used in operations in the amount of $769,637, offset by cash provided by financing activities of $877,873. We expect to have enough cash to fund operations for the next twelve months.

Future Sources of Liquidity:

We expect our primary source of cash during fiscal 2022 to be net cash provided by operating activities. We expect that growth in profitable revenues and continued focus on new customers will enable us to continue to generate cash flows from operating activities.

If we do not generate sufficient cash from operations, face unanticipated cash needs or do not otherwise have sufficient cash, we have the ability to reduce certain expenses depending on the level of business operation.

Based on current expectations, we believe that our existing cash of $1,546,950 as of March 31, 2021 and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Although we expect available funds and funds generated from our operations to be sufficient to meet our anticipated needs for a minimum of 12 months, we may need to obtain additional capital to continue to operate and grow our business. Our cash requirements may vary materially from those currently anticipated due to changes in our operations, including our marketing and sales activities, product development, and the timing of our receipt of revenues. As of March 31, 2021, we have approximately $174,000 available for use through our line of credit. Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing on terms satisfactory to us or at all. Additionally, we will continue to reduce certain of our expenses in order to assist in meeting our capital needs.

IMPACT OF THE COVID-19 PANDEMIC

The COVID-19 pandemic has significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets.. We began to see the impact of COVID-19 during our fourth quarter of fiscal 2020 with certain of our customers being required to close and/or suspend their own operations due to the COVID-19 pandemic. As a result, net sales and production levels during the fourth quarter of fiscal 2020 and the majority of fiscal 2021 were reduced, thus impacting our results of operations during these quarters.  In May 2020, we received a loan of approximately $381,000 under the U.S. Small Business Administration Paycheck Protection Program, to assist with the economic hardships caused by the pandemic. In February 2021, we received a second loan of approximately $333,000 under the U.S. Small Business Administration Paycheck Protection Program

The extent of the impact of the COVID-19 pandemic on our business, financial results and liquidity will depend on future developments and the financial condition of our customers that we may not be able to foresee. Any of these factors, and other factors beyond our control, can adversely impact our results for the first quarter of fiscal 2022, as well as the full fiscal year, and such impact may be material.

OPERATING ACTIVITIES

Net cash used by operating activities was $769,637 for the fiscal year ended March 31, 2021. Cash used during the year ended March 31, 2021 was primarily due to net loss of $598,276, an increase in net operating assets of $337,307, a decrease in net operating liabilities of $136,191 and an increase in deferred taxes of $62,000, partially offset by write-off of inventories of $121,999, an increase in reserve for bad debt of $75,000, depreciation and amortization of $149,535, and stock based compensation of $17,603.

Net cash provided by operating activities was $109,265 for the fiscal year ended March 31, 2020. Cash provided during the year ended March 31, 2020 was primarily due to write-off of inventories of $136,465, an increase in reserve for bad debt of $65,000, an increase in operating liabilities of $44,035, depreciation and amortization of $104,351, and decreases in deferred taxes of $88,000, partially offset by net loss of $95,759 and an increase in net operating assets of $232,827.

INVESTING ACTIVITIES

For the fiscal year ended March 31, 2021, net cash used in investing activities was zero $-0-. For the fiscal year ended March 31, 2020, net cash used in investing activities was $14,860.

FINANCING ACTIVITIES

For the fiscal year ended March 31, 2021, net cash provided by financing activities was $877,873, due to advances on the line of credit of $241,413, off-set by payments toward the line of credit of $45,000, proceeds from PPP Loan of $713,542, payments toward the capital lease of $21,458 and a decrease in due to stockholder of $10,624.

For the fiscal year ended March 31, 2020, net cash used in financing activities was $211,378, due to advances on the line of credit of $170,000 off-set by payments toward the line of credit of $309,885, payments toward the capital lease of $32,188 and a decrease in due to stockholder of $39,305.

INFLATION

We believe our operations has not been materially and adversely affected by inflation or changing prices. However, general economic factors beyond our control, and changes in the global economic environment, specifically fluctuations in inflation and currency exchange rates, could result in lower revenues, higher costs and decreased margins and earnings in the foreseeable future.

OFF-BALANCE SHEET ARRANGEMENTS

The Company has no off-balance sheet arrangements.

ITEM 7A. QUANTATATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

MARCH 31, 2021 AND 2020

I N D E X

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ADM Tronics Unlimited, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ADM Tronics Unlimited, Inc. and Subsidiary (the "Company") as of March 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two year period ended March 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Description of the Matter: As described in Note 2 of the Company’s consolidated financial statements, the Company reviews all accounts receivable balances that exceed the due date and estimates the portion, if any, of the balances that will not be collected.  Collectability of accounts receivable was identified as a critical audit matter due to the age and slow collection of certain receivables and significant management judgement in estimating the allowance for doubtful accounts.

How we Addressed the Matter in our Audit:  We obtained an understanding of the controls and evaluated management’s process for identifying possible uncollectible accounts, as well as estimating the allowance for doubtful accounts.  We tested the identified accounts receivable by obtaining additional audit evidence from a third party source, after the measurement date, and we evaluated significant assumptions used to develop the estimate.  In addition, we held discussions with management, which resulted in an increase to the allowance for doubtful accounts.

/s/ Raich Ende Malter & Co. LLP

We have served as the Company’s auditor since 2005. Melville, New York July 14, 2021

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

Audited
	March 31,	March 31,
	2021	2020

ASSETS

Current assets:
Cash and cash equivalents	$1,546,950	$1,438,714
Accounts receivable, net of allowance for doubtful accounts of $50,000 and $225,000 at March 31, 2021 and March 31, 2020, respectively	1,153,684	860,539
Inventories	227,234	372,635
Prepaid expenses and other current assets	47,039	23,525

Total current assets	2,974,907	2,695,413

Other Assets:
Property and equipment, net of accumulated depreciation of $181,289 and $145,602 at March 31, 2021 and March 31, 2020, respectively	22,271	57,958
Operating lease right-of-use-asset, net of accumulated depreciation of $225,781 and $114,713 at March 31, 2021 and March 31, 2020, respectively	595,240	706,307
Accounts receivable - long - term portion	139,496	-
Accounts receivable-related party, net of allowance for doubtful accounts of $250,000 at March 31, 2021 and $0 at March 31, 2020, respectively.	80,090	330,090
Inventories - long-term portion	211,634	132,080
Intangible assets, net of accumulated amortization of $16,871 and $14,091 at March 31, 2021 and March 31, 2020, respectively	18,923	21,703
Other assets	90,538	90,538
Deferred tax asset	1,081,000	1,019,000
Total other assets	2,239,192	2,357,676

Total assets	$5,214,099	$5,053,089

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
PPP loan	$288,257	$-
Capital lease payable	-	21,458
Line of credit	226,413	30,000
Operating lease liability	71,591	68,106
Accounts payable	364,305	365,475
Accrued expenses and other current liabilities	130,384	136,188
Customer deposits	293,638	354,745
Due to stockholder	89,391	100,017
Total current liabilities	1,463,979	1,075,989

Long-term liabilities
PPP loan, net of current maturities	425,285	-
Operating lease liability, net of current portion	566,609	638,201
Total long-term liabilities	991,894	638,201

Total liabilities	2,455,873	1,714,190

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 shares authorized, 67,588,492 shares issued and outstanding	33,794	33,794
Additional paid-in capital	33,311,672	33,294,069
Accumulated deficit	(30,587,240)	(29,988,964)
Total stockholders' equity	2,758,226	3,338,899

Total liabilities and stockholders' equity	$5,214,099	$5,053,089

The accompanying notes are an integral part of these

consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

	2021	2020

Net revenues	$3,090,631	$3,485,992

Cost of sales	1,928,789	1,911,972

Gross Profit	1,161,842	1,574,020

Operating expenses:
Research and development	655,962	589,373
Selling, general and administrative	1,049,198	923,252
Stock based compensation	17,603	-
Depreciation and amortization	119,557	104,784

Total operating expenses	1,842,320	1,617,409

Loss from operations	(680,478)	(43,389)

Other income (expense):
EIDL Grant	10,000	-
Interest income	14,588	25,576
Interest expense	(10,386)	(8,424)
Total other income (expense)	14,202	17,152

Loss before provision for taxes	(666,276)	(26,237)

Provision (benefit) for income taxes:
Current	(6,000)	(18,478)
Deferred	(62,000)	88,000
		.
Total (benefit) provision for income taxes	(68,000)	69,522

Net loss	$(598,276)	$(95,759)

Basic and diluted earnings per common share:	$(0.01)	$(0.00)

Weighted average shares of common stock outstanding - basic	67,588,492	67,588,492

Weighted average shares of common stock outstanding - diluted	67,588,492	67,588,492

The accompanying notes are an integral part of these

consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

	Common Stock	Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2019	67,588,492	$33,794	$33,294,069	$(29,893,205)	$3,434,658

Net loss	-	-	-	(95,759)	(95,759)

Balance at March 31, 2020	67,588,492	$33,794	$33,294,069	$(29,988,964)	$3,338,899

Net loss	-	-	-	(598,276)	(598,276)

Stock based compensation	-	-	17,603	-	17,603

Balance at March 31, 2021	67,588,492	$33,794	$33,311,672	$(30,587,240)	$2,758,226

The accompanying notes are an integral part of these

consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2021 AND 2020

Audited

	2021	2020
Cash flows from operating activities:
Net loss	$(598,276)	$(95,759)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	149,535	104,351
Write-off of inventories	121,999	136,465
Stock based compensation	17,603	-
Bad debt	75,000	65,000
Deferred taxes	(62,000)	88,000
Non-cash interest expense	33,768	37,083
Changes in operating assets and liabilities balances:
Accounts receivable	(257,641)	(8,695)
Inventories	(56,151)	(229,415)
Prepaid expenses and other current assets	(23,515)	5,283
Accounts payable	(1,170)	89,884
Customer deposits	(61,109)	33,304
Accrued expenses and other current liabilities	(5,805)	(14,361)
Payments of operating lease liability	(101,875)	(101,875)
Net cash provided by (used in) operating activities	(769,637)	109,265

Cash flows from investing activities:
Purchase of patents	-	(14,860)
Net cash provided by (used in) investing activities	-	(14,860)

Cash flows provided (used) in financing activities:
Due to stockholder	(10,624)	(39,305)
Proceeds from line of credit	241,413	170,000
Payments of line of credit	(45,000)	(309,885)
Proceeds from PPP loan	713,542	-
Payments on capital lease payable	(21,458)	(32,188)

Net cash provided by (used in) financing activities	877,873	(211,378)

Net increase (decrease) in cash and cash equivalents	108,236	(116,973)

Cash and cash equivalents - beginning of period	1,438,714	1,555,687

Cash and cash equivalents - end of period	$1,546,950	$1,438,714

Cash paid for:
Interest	$5,966	$8,424

The accompanying notes are an integral part of these

consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 AND 2020

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

CASH AND CASH EQUIVALENTS

Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses to date as a result of this policy. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000 per institution. At March 31, 2021, approximately $1,255,000 exceeded the FDIC limit.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The carrying amounts of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed the due date and estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to expenses and a credit to a valuation allowance, based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Allowance for doubtful accounts for the fiscal years ended March 31, 2021 and 2020 was $300,000 and $225,000, respectively.

REVENUE RECOGNITION

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser. We offer a limited 90-day warranty on our electronics products and contract manufacturing and a limited 5-year warranty on our electronic controllers for spas and hot tubs. Historically, the amount of warranty revenue included in sales of our electronic products have been de minimus. We have no other post shipment obligations. Based on prior experience, no amounts have been accrued for potential warranty costs and actual costs were less than $2,000, for each of the fiscal years ended March 31, 2021 and 2020. For contract manufacturing, revenues are recognized after shipment of the completed products.

Amounts received from customers in advance of our satisfaction of applicable performance obligations are recorded as customer deposits. Such amounts are recognized as revenues when the related performance obligations are satisfied. Customer deposits of approximately $195,000 as of March 31, 2020 were recognized as revenues during the year ended March 31, 2021.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to $34,473 and $41,353 for the fiscal years ended March 31, 2021 and 2020, respectively.

SHIPPING AND HANDLING COSTS

Shipping and handling costs incurred for the years ended March 31, 2021 and 2020 were approximately $4,264 and $3,153,respectively. Such costs are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations.

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

Jurisdiction	Fiscal Year
Federal	2016 and beyond
New Jersey	2015 and beyond

There are currently no tax years under examination by any major tax jurisdictions.

The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 31, 2021, and 2020, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Per share basic and diluted (loss) amounted to ($0.01) and ($0.00) for the fiscal years ended March 31, 2021 and 2020, respectively.

LEASE ACCOUNTING

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

Paycheck Protection Program Loan

As disclosed in Note 8, the Company has chosen to account for the loans under FASB ASC 470, Debt. Repayment amounts due within one year are recorded as current liabilities, and the remaining amounts due in more than one year, if any, as long-term liabilities. In accordance with ASC 835, Interest, no imputed interest is recorded as the below market interest rate applied to this loan is governmentally prescribed. If the Company is successful in receiving forgiveness for those portions of the loan used for qualifying expenses, those amounts will be recorded as a gain upon extinguishment as noted in ASC 405, Liabilities.

RECLASSIFICATION

Certain items in the prior financial statements have been reclassified to conform to the current year presentation.

NEW ACCOUNTING STANDARDS

On December 18, 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”, which modifies ASU 740 to simplify the accounting for income taxes. The amendments in ASU 2019-12 are effective for fiscal years beginning after December 15, 2020. Early adoption is permitted. The Company is currently evaluating if any of these modifications will have an impact on its financial statements.

In June 2016, the FASB issued ASU2016-13 “Financial Instruments – Credit Losses”. This guidance affects organizations that hold financial assets and net investments in leases that are not accounted for at fair value with changes in fair value reported in net income. The guidance requires organizations to measure all expected credit losses for financial instruments at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. It is effective for fiscal years beginning after December 15, 2022, including interim periods with those fiscal years. The Company is evaluating the potential impact on the Company’s consolidated financial statements.

NOTE 3 - INVENTORIES

Inventories at March 31, 2021 consisted of the following:
	Current	Long Term	Total
Raw materials	$139,361	$202,846	$342,207
Finished goods	87,873	8,788	96,661
Totals	$227,234	$211,634	$438,868

Inventories at March 31, 2020 consisted of the following:
	Current	Long Term	Total
Raw materials	$289,369	$121,013	$410,382
Finished goods	83,266	11,067	94,333
Totals	$372,635	$132,080	$504,715

NOTE 4 - PROPERTY AND EQUIPMENT

	2021	2020
Machinery and equipment	$199,810	$199,810
Leasehold improvements	3,750	3,750
	203,560	203,560

Accumulated depreciation and amortization	(181,289)	(145,602)

Property and equipment, net	$22,271	$57,958

Depreciation and amortization expense related to property and equipment amounted to $35,687 and $37,503 for the years ended March 31, 2021 and 2020, respectively.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets are being amortized using the straight-line method over periods ranging from 10-15 years with a weighted average remaining life of approximately 6 years.

	March 31, 2021						March 31, 2020
	Cost	Weighted Average Amortization Period (Years)			Accumulated Amortization	Net Carrying Amount	Cost	Weighted Average Amortization Period (Years)			Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$35,794	10	-	15	$(16,871)	$18,923	$35,794	10	-	15	$(14,091)	$21,703

Amortization expense was $2,882 and $2,056 for the years ended March 31, 2021 and 2020, respectively.

Estimated aggregate future amortization expense related to intangible assets is as follows:

For the fiscal years ended March 31,
2022	2,882
2023	2,882
2024	2,882
2025	2,465
2026	2,530
Thereafter	5,282
$18,923

NOTE 6 – ACCOUNTS RECEIVABLE - RELATED PARTY

The Company has a $75,000 investment for 23.2% of Qol Devices Inc. (Qol), which is carried at cost and reported as a component of other assets in the accompanying consolidated balance sheets.

The Company provided $330,090 in engineering services to Qol during the year March 31, 2018. Qol owes the Company $330,090 as of March 31, 2021. The receivable is shown net of a $250,000 allowance for doubtful accounts on the consolidated balance sheet as of March 31, 2021.

NOTE 7 – LINE OF CREDIT

On June 15, 2018, the Company obtained an unsecured revolving line of credit, with a limit per annum of $400,000.  The line expires May 15, 2022, renewing automatically every year.  The Company is required to make monthly interest payments, at a rate of 5.37% for both March 31, 2021 and 2020.  Any unpaid principal will be due upon maturity.  As of March 31, 2021 and 2020, the outstanding balance was $226,413 and $30,000, respectively.

NOTE 8 - PAYCHECK PROTECTION PROGRAM LOAN

In May 2020, the Company obtained funding through the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) of $381,000.  In February 2021,  a second PPP loan was obtained in the amount of $332,542, for a total of $713,542.  The loans will be fully forgiven if the funds are used for payroll costs, interest on mortgages, rent, and utilities, with at least 60% being used for payroll.  The Company did use the funds for these expenses during the year ended March 31, 2021, and intends to apply for loan forgiveness of the PPP funds. The Company anticipates that the entire loan balance will be forgiven and will be recognized as income at that time.  Principal and interest payments on any unforgiven portion of the PPP loan will be deferred to the date the SBA remits the borrower’s loan forgiveness amount to the lender or, ten months after the end of the borrower’s loan forgiveness covered period.  No collateral or personal guarantees were required for the loan.  This PPP loan would bear an interest rate of 1% and a maturity of two years, which can be extended to up to five years if the Company and the lender agree. We have elected to treat the loan under FASB ASC 470, Debt. When the Company is successful in obtaining forgiveness, the loan will be treated as a gain upon extinguishment of debt under ASC 405, Liabilities.

NOTE 9 – LEASES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2028. The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of March 31, 2021:

For the twelve-month period ended March 31,	Amount
2022	$101,875
2023	101,875
2024	105,625
2025	106,875
2026	106,875
Thereafter	240,469
763,594
Less: Amount attributable to imputed interest	(125,394)
$638,200

Weighted average remaining lease term (in years)	7.3
Weighted average discount rate	5.00%

Rent and real estate tax expense for all facilities for the years ended March 31, 2021 and 2020 was approximately $136,000 and $135,000, respectively, and are reported as a component of cost of sales and selling, general and administrative expenses in the accompanying statement of operations. The Company paid in $101,875 in lease payments during the year.

During September 2016 the Company leased equipment with a cost of approximately $129,000, under provisions of various long-term financing leases whereby the minimum lease payments have been capitalized. Accumulated depreciation at March 31, 2021 and March 31, 2020 is approximately $129,000 and $88,000, respectively. Depreciation of the leased assets is included in depreciation and amortization expense. The lease obligations, secured by the leased assets expired during fiscal 2021.

NOTE 10 – CONCENTRATIONS

During the year ended March 31, 2021, two customers accounted for 51% of our revenue. During the year ended March 31, 2020, one customer accounted for 48% of our net revenue. As of March 31, 2021, three customers accounted for 83% of our accounts receivable. As of March 31, 2020, three customers accounted for 83% of our accounts receivable. The loss of these major customers could have a material impact on our operations and cash flow.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Revenues from foreign customers represented $266,940 of our net revenue or 9% for the year ended March 31, 2021. Revenues from foreign customers represented $324,596 of our net revenue or 9% for the year ended March 31, 2020.

NOTE 11 - SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Electronics	Engineering	Total
Twelve months ended March 31, 2021
Revenue from external customers	$1,244,361	$1,328,719	$517,551	$3,090,631
Segment operating income (loss)	$(263,061)	$(457,372)	$39,955	$(680,478)

Twelve months ended March 31, 2020
Revenue from external customers	$1,368,365	$1,400,918	$716,709	$3,485,992
Segment operating income (loss)	$58,477	$(147,023)	$45,157	$(43,389)

Total assets at March 31, 2021	$2,033,499	$2,294,203	$886,397	$5,214,099

Total assets at March 31, 2020	$2,021,235	$1,970,705	$1,061,149	$5,053,089

NOTE 12 - DISAGGREGATED NET REVENUES

The following tables show the Company's net revenues disaggregated by reportable segment and by product and service type:

	Twelve Months Ended March 31,
	2021	2020
Net Revenue in the US
Chemical	$977,421	$1,043,769
Electronics	1,328,719	1,400,918
Engineering	517,551	716,709
	2,823,691	3,161,396

Net Revenue outside the US
Chemical	266,940	324,596
Electronics	-	-
Engineering	-	-
	266,940	324,596

Total Revenues	$3,090,631	$3,485,992

NOTE 13 - INCOME TAXES

At March 31, 2021, the Company had federal and state net operating loss carry-forwards, (NOL’s) of approximately $3,575,000, which are due to expire through fiscal 2034. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Ultimate utilization of such NOL’s and credits is dependent upon the Company’s ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs.

Significant components of deferred tax assets are as follows as of March 31, 2021 and 2020:

	2021	2020

Net operating loss carry-forward	$644,000	$536,000
Research & development tax credit carry-forward	355,000	429,000
Allowance for doubtful accounts	84,000	63,000
Other	(2,000)	(9,000)

Deferred tax asset, net	$1,081,000	$1,019,000

The benefit from (provision) for income taxes for the years ended at March 31, 2021 and 2020 differs from that amount using the statutory federal income tax rate as follows:

	2021	2020

Statutory federal income tax rate	21%	21%
State Taxes, net of federal	7%	7%
Other	(-18%)	(-228%)
Effective income tax rate	10%	(200%)

NOTE 14 – STOCK BASED COMPENSATION

On January 13, 2020, ADM granted 300,000 stock options to one employee at an exercise price of $0.20 per option with a term of two years subject to vesting in four equal amounts of 75,000 share every six months. The options were valued at $35,206 using the Black Scholes option pricing model with the following assumptions: risk free interest rate of 1.58%, volatility of 132%, estimated useful life of 3 years and dividend rate of 0%. During the year ended March 31, 2021, 150,000 of the stock options became exercisable, resulting in stock based compensation of $17,603.

The following table summarizes information on all common share purchase options issued by us as of March 31, 2021 and 2020.

	2021		2020
	# of Shares	Weighted	# of Shares	Weighted
		Average		Average
		Exercise		Exercise
		Price		Price

Outstanding, beginning of year	300,000	$0.20	-	$-

Issued	-	-	300,000	0.20

Exercised	-	-	-	-

Expired	-	-	-	-

Outstanding, end of year	300,000	$0.20	300,000	$0.20

Exercisable, end of year	150,000	$0.20	-	$-

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

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation as of March 31, 2021, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are not effective.

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

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting as of March 31, 2021, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its assessment, management has concluded that our internal control over financial reporting was not effective as of March 31, 2021.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

The determination that our disclosure controls and procedures were not effective as of March 31, 2021 are a result of:

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

The Company believes that the financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of March 31, 2021 and 2020 and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the years ended March 31, 2021 and 2020, in accordance with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

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

Name	Age	Position
Andre' DiMino	65	President, Chief Executive Officer
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

ITEM 11. EXECUTIVE COMPENSATION

Name and Principal Position	Year	Salary	Bonus	Option	Other	Total

Andre' DiMino, Chief Executive Officer	2021	$157,065	$15,707	$-	$-	$172,772

	2020	$150,020	$15,002	$-	$-	$165,022

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

STOCKHOLDER MATTERS:

The following table sets forth information regarding ownership of shares of Company’s common stock, as of March 31, 2021, by (i) each person known to ADM to be the owner of 5% or more of ADM’s common stock (ii) each director and director nominee of ADM, (iii) the Named Officer, and (iv) all directors and officers of ADM as a group. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of the Company’s common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of any shares of Common Stock over which he or she has or shares, directly or indirectly, voting or investment power; or of which he or she has the right to acquire beneficial ownership at any time within 60 days after March 31, 2021. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. Common Stock beneficially owned and percentage ownership is based on 67,588,492 shares of Common Stock outstanding as of March 31, 2021.

Name and Address	Number of Shares Beneficially Owned		Percentage

Andre' DiMino	25,880,883	(1)	39%
c/o ADM Tronics Unlimited, Inc.
224 Pegasus Avenue
Northvale, NJ 07647

The Estate of Eugene Stricker	4,188,700	(2)	6%
c/o Fifth Avenue Venture Capital Partners
42 Barrett Road
Lawrence, NY 11559

All Executive Officers and Directors as a group	25,880,883	(3)	39%

(1) Includes 18,691,223 shares of the Company’s common stock directly owned by Andre’ DiMino; 960 shares owned by Jenny DiMino, the spouse of Andre’ DiMino; 4,188,700 shares of the Company’s common stock held by the estate of Eugene Stricker, of which Andre’ DiMino may be deemed to be a beneficial owner by reason of his power to vote such shares pursuant to an agreement.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by Raich Ende Malter & Co. LLP ("Raich") for the audit of the Company's annual consolidated financial statements for the fiscal years ended March 31, 2021 and 2020, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the fiscal years ended March 31, 2021 and 2020, were approximately $111,000 and $104,000, respectively.

AUDIT-RELATED FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2021 and 2020 for assurance and related services by Raich that are reasonably related to the performance of the audit or review of the Company's financial statements and not reported above under “Audit Fees” were $0 for each year.

TAX FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2021 and 2020 for professional services rendered by Raich for tax compliance were approximately $21,000 and $10,000, respectively.

ALL OTHER FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2021 and March 31, 2020 for products and services provided by Raich other than the services reported above under “Audit Fees”, “Audit Related Fees” and “Tax Fees” were $0.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of July, 2021.

ADM TRONICS UNLIMITED, INC.

By:	/s/ Andre' DiMino
Andre' Di Mino
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

		Title	Date

/s/	Andre' DiMino	Chief Executive Officer (Principal	July 14, 2021
	Andre' DiMino	Executive Officer, Principal
Financial Officer and Principal
Accounting Officer) and Director