Form 10-Q
period 2021-06-30
ADM TRONICS UNLIMITED, INC.
filed 2021-08-23
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

67,588,492 shares of Common Stock, $.0005 par value, as of August 23, 2021

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2021	2021
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$1,305,101	$1,546,950
Accounts receivable, net of allowance for doubtful accounts of $50,000 at June 30, 2021 and March 31, 2021	1,200,978	1,153,684
Inventories	282,435	227,234
Prepaid expenses and other current assets	66,525	47,039

Total current assets	2,855,039	2,974,907

Other Assets:
Property and equipment, net of accumulated depreciation of $189,055 and $181,289 at June 30, 2021 and March 31, 2021, respectively	14,505	22,271
Operating lease right-of-use asset, net of accumulated depreciation of $246,306 and $225,781 at June 30, 2021 and March 31, 2021, respectively	574,714	595,240
Accounts receivable - long-term portion	129,979	139,496
Accounts receivable-related party, net of allowance for doubtful accounts of $250,000 at June 30, 2021 and March 31, 2021	80,090	80,090
Inventories - long-term portion	211,634	211,634
Intangible assets, net of accumulated amortization of $17,591and $16,871 at June 30, 2021 and March 31, 2021, respectively	18,203	18,923
Other assets	90,538	90,538
Deferred tax asset	1,100,000	1,081,000
Total other assets	2,219,663	2,239,192

Total assets	$5,074,702	$5,214,099

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
PPP loans	$452,918	$288,257
Line of credit	248,440	226,413
Operating lease liability-current	72,489	71,591
Accounts payable	306,049	364,305
Accrued expenses and other current liabilities	96,829	130,384
Customer deposits	268,208	293,638
Due to stockholder	93,444	89,391
Total current liabilities	1,538,377	1,463,979

Long-term liabilities
PPP loans, net of current liabilities	260,624	425,285
Operating lease liability, net of current portion	548,147	566,609
Total long-term liabilities	808,771	991,894

Total liabilities	2,347,148	2,455,873

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 shares authorized, 67,588,504 shares issued and outstanding	33,794	33,794
Additional paid-in capital	33,311,672	33,311,672
Accumulated deficit	(30,617,912)	(30,587,240)
Total stockholders' equity	2,727,554	2,758,226

Total liabilities and stockholders' equity	$5,074,702	$5,214,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

	2021	2020 (reclassified)

Net revenues	$721,358	$569,093

Cost of sales	419,376	384,793

Gross Profit	301,982	184,300

Operating expenses:
Research and development	161,368	125,904
Selling, general and administrative	161,332	219,780
Depreciation and amortization	22,279	22,486

Total operating expenses	344,979	368,170

(Loss) from operations	(42,997)	(183,870)

Other income (expense):
EIDL Grant	-	10,000
Interest income	1,064	4,909
Interest expense	(2,239)	(1,275)
Total other income (expense)	(1,175)	13,634

(Loss) before provision for taxes	(44,172)	(170,236)

(Benefit) for income taxes:
Current	5,500	(12,500)
Deferred	(19,000)	(42,000)
		.
Total (benefit) for income taxes	(13,500)	(54,500)

Net loss	$(30,672)	(115,736)

Basic and diluted earnings per common share:	$(0.00)	$(0.00)

Weighted average shares of common stock outstanding - basic and diluted	67,588,492	67,588,492

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2021

(Unaudited)

	Common Stock	Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2021	67,588,504	$33,794	$33,311,672	$(30,587,240)	$2,758,226

Net loss	-	-	-	(30,672)	(30,672)

Balance at June 30, 2021	67,588,504	$33,794	$33,311,672	$(30,617,912)	$2,727,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND 2020

(Unaudited)

	2021	2020 (reclassified)
Cash flows from operating activities:
Net loss	$(30,672)	$(115,736)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	29,012	26,705
Write-off of inventories	18,375	14,593
Deferred taxes	(19,000)	(42,000)
Non-cash interest expense	7,905	8,758
Changes in operating assets and liabilities balances:
Accounts receivable	(37,777)	22,958
Inventories	(73,576)	(94,056)
Prepaid expenses and other current assets	(19,486)	(25,655)
Accounts payable	(58,256)	(84,417)
Customer deposits	(25,432)	96,285
Accrued expenses and other current liabilities	(33,526)	(27,876)
Payments of operating lease liability	(25,469)	(25,468)
Net cash (used in) operating activities	(267,902)	(245,909)

Cash flows provided (used) in financing activities:
Due to stockholder	4,053	(15,287)
Proceeds from line of credit	22,000	25,000
Proceeds from PPP loan	-	381,000
Repayments on capital lease payable	-	(8,046)

Net cash provided by financing activities	26,053	382,667

Net (decrease) increase in cash and cash equivalents	(241,849)	136,758

Cash and cash equivalents - beginning of period	1,546,950	1,438,714

Cash and cash equivalents - end of period	$1,305,101	$1,575,472

Cash paid for:
Interest	$2,239	$1,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Three Months Ended JUNE 30, 2021

NOTE 1 - NATURE OF BUSINESS

ADM Tronics Unlimited, Inc. ("we", "us", “the Company" or "ADM"), was incorporated under the laws of the state of Delaware on  November 24, 1969. We are a manufacturing and engineering concern whose principal lines of business are the design, manufacture and sale of electronics of our own products or on a contract manufacturing basis; the production and sale of chemical and antistatic products; and, research, development and engineering services.

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

The accompanying unaudited condensed consolidated financial statements have been prepared by ADM pursuant to accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the condensed financial position and operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended  March 31, 2021 as disclosed in our annual report on Form 10-K for that year. The operating results and cash flows for the three months ended  June 30, 2021 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending  March 31, 2022.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of ADM Tronics Unlimited, Inc. and its wholly owned subsidiary, Sonotron (the “Company”). All significant intercompany balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

These unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and, accordingly, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Significant estimates made by management include expected economic life and value of our deferred tax assets and related valuation allowance, write down of inventory, impairment of long-lived assets, allowance for doubtful accounts, and warranty reserves. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

For certain of our financial instruments, including accounts receivable, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their relatively short maturities.

CASH AND CASH EQUIVALENTS

Cash equivalents are comprised of  highly liquid investments with original maturities of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times,  may exceed federally insured limits. We have not experienced any losses to date as a result of this policy. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At June 30, 2021, approximately $1,155,000 exceeded the FDIC limit.

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

Amounts received from customers in advance of our satisfaction of applicable performance obligations are recorded as customer deposits. Such amounts are recognized as revenues when the related performance obligations are satisfied. Customer deposits of approximately $80,000 as of March 31, 2021 were recognized as revenues during the three months ended June 30, 2021.

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

WARRANTY LIABILITIES

The Company’s provision for estimated future warranty costs is based upon historical relationship of warranty claims to sales. Based upon historical experience, the Company has concluded that no warranty liability is required as of the condensed consolidated balance sheet dates. However, the Company periodically reviews the adequacy of its product warranties and will record an accrued warranty reserve if necessary. Based on prior experience, no amounts have been accrued for potential warranty costs and actual costs were less than $2,000, for the three months ended June 30, 2021 and 2020.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to $7,785 and $6,636 for the three months ended  June 30, 2021 and 2020, respectively.

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

The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of  June 30, 2021, and 2020, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Per share basic and diluted (loss) amounted to $(0.00) for the three months ended  June 30, 2021 and June 30, 2020.

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

NEW ACCOUNTING STANDARDS

On December 18, 2021, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”, which modifies ASU 740 to simplify the accounting for income taxes. The amendments in ASU 2019-12 are effective for fiscal years beginning after December 15, 2020. The Company adopted this ASU effective April 1, 2021.

Management does not believe that any other recently issued, but not yet effective accounting pronouncement, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 - INVENTORIES

Inventories at June 30, 2021 consisted of the following:
	Current	Long Term	Total
Raw materials	$226,469	$202,846	$429,315
Finished goods	55,966	8,788	64,754
Totals	$282,435	$211,634	$494,069

Inventories at March 31, 2021 consisted of the following:
	Current	Long Term	Total
Raw materials	$139,361	$202,846	$342,207
Finished goods	87,873	8,788	96,661
Totals	$227,234	$211,634	$438,868

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment as of June 30, 2021 and March 31, 2021 is as follows:

	June 30,	March 31.
	2021	2021
Machinery and equipment	$199,810	$199,810
Leasehold improvements	3,750	3,750
	203,560	203,560

Accumulated depreciation and amortization	(189,055)	(181,289)

Property and equipment, net	$14,505	$22,271

NOTE 5 - INTANGIBLE ASSETS

Intangible assets are being amortized using the straight-line method over periods ranging from 10-15 years with a weighted average remaining life of approximately 6 years.

	June 30, 2021						March 31, 2021
	Cost	Weighted Average Amortization Period (Years)			Accumulated Amortization	Net Carrying Amount	Cost	Weighted Average Amortization Period (Years)			Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$35,794	10	-	15	$(17,591)	$18,203	$35,794	10	-	15	$(16,871)	$18,923

Estimated aggregate future amortization expense related to intangible assets is as follows:

For the twelve months ended June 30,
2022	$2,882
2023	2,882
2024	2,882
2025	2,275
2026	2,371
Thereafter	4,911
$18,203

NOTE 6 – CONCENTRATIONS

During the three months ended  June 30, 2021, two customers accounted for 46% of our net revenue. During the three months ended  June 30, 2020, two customers accounted for 54% of our net revenue.

As of  June 30, 2021, three customers represented 77% of our gross accounts receivable. As of March 31, 2021, three customers accounted for 81% of our gross accounts receivable.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Net revenues from foreign customers for the three months ended June 30, 2021 were $81,953 or 11%. Net revenues from foreign customers for the three months ended June 30, 2020 were $24,666 or 4%.

NOTE 7 - DISAGGREGATED REVENUES AND SEGMENT INFORMATION

The following tables show the Company's revenues disaggregated by reportable segment and by product and service type:

	Three Months Ended June 30,
	2021	2020
Net Revenue in the US
Chemical	$233,304	$161,857
Electronics	222,574	288,062
Engineering	183,527	94,508
	639,405	544,427

Net Revenue outside the US
Chemical	81,953	24,666
Electronics	-	-
Engineering	-	-
	81,953	24,666

Total Revenues	$721,358	$569,093

Information about segments is as follows:

	Chemical	Electronics	Engineering	Total
Three months ended June 30, 2021
Revenue from external customers	$315,257	$222,574	$183,527	$721,358
Segment operating income (loss)	$(11,107)	$(93,473)	$61,583	$(42,997)

Three months ended June 30, 2020
Revenue from external customers	$186,523	$288,062	$94,508	$569,093
Segment operating (loss)	$(45,152)	$(114,805)	$(23,913)	$(183,870)

Total assets at June 30, 2021	$2,217,811	$1,565,792	$1,291,099	$5,074,702

Total assets at March 31, 2021	$2,033,499	$2,294,203	$886,397	$5,214,099

NOTE 8 – ACCOUNTS RECEIVABLE - RELATED PARTY

The Company has a $75,000 investment for 23.2% of Qol Devices Inc. (Qol), which is carried at cost and reported as a component of other assets in the accompanying consolidated balance sheets.

The Company provided $330,090 in engineering services to Qol during the year March 31, 2018. Qol owes the Company $330,090 as of March 31, 2021. The receivable is shown net of a $250,000 allowance for doubtful accounts on the consolidated balance sheets as of June 30, 2021 and March 31, 2021.

NOTE 9 – LEASES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on  June 30, 2028. The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of June 30, 2021:

For the Years Ending June 30,
2022	$101,875
2023	101,875
2024	106,875
2025	106,875
2026	106,875
Thereafter	213,750
738,125
Less: Amount attributable to imputed interest	(117,489)
Net liability at June 30, 2021	$620,636

Weighted average remaining lease term (in years)	7.0
Weighted average discount rate	5.00%

Rent and real estate tax expense for all facilities for the three months ended  June 30, 2021 and 2020 was approximately $23,000 and $18,000, respectively, and are reported as a component of cost of sales and selling, general and administrative expenses in the accompanying consolidated statements of operations.

NOTE 10 – PAYROLL PROTECTION PROGRAM (PPP) Loan

In May 2020, the Company obtained funding through the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) of $381,000.  In February 2021,  a second PPP loan was obtained in the amount of $332,542, for a total of $713,542.  The loans will be fully forgiven if the funds are used for payroll costs, interest on mortgages, rent, and utilities, with at least 60% being used for payroll.  The Company did use the funds for these expenses during the year ended March 31, 2021. The Company applied for loan forgiveness of the first PPP funds on August 3, 2021. The Company anticipates that the entire loan balance will be forgiven and will be recognized as income at that time.  Principal and interest payments on any unforgiven portion of the PPP loan will be deferred to the date the SBA remits the borrower’s loan forgiveness amount to the lender or, ten months after the end of the borrower’s loan forgiveness covered period.  No collateral or personal guarantees were required for the loan.  This PPP loan would bear an interest rate of 1% and a maturity of two years, which can be extended to up to five years if the Company and the lender agree. We have elected to treat the loan under FASB ASC 470, Debt. When the Company is successful in obtaining forgiveness, the loan will be treated as a gain upon extinguishment of debt under ASC 405, Liabilities.

NOTE 11 – LINE OF CREDIT

On June 15, 2018, the Company obtained an unsecured revolving line of credit, with a limit of $400,000.  The line expires May 15, 2022, renewing automatically every year.  The Company is required to make monthly interest payments, at a rate of 3.87% as of June 30, 2021. Any unpaid principal will be due upon maturity.  At June 30, 2021 and March 31, 2021, the outstanding balance was $248,440 and $226,413, respectively.

NOTE 12 - INCOME TAXES

At  June 30, 2021, the Company had federal net operating loss carry-forwards ("NOLs") of approximately $2,850,000. These NOLs  may be used to offset future taxable income and thereby reduce or eliminate our federal income taxes otherwise payable. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Ultimate utilization of such NOLs and research and development credits is dependent upon the Company's ability to generate taxable income in future periods and  may be significantly curtailed if a significant change in ownership occurs.

During the three months ended  June 30, 2021, the Company generated approximately $40,000 of the net operating losses, and expects to utilize the NOL’s before expiration.

The effective tax rates were approximately 31% and 32% for the three months ended June 30, 2021 and 2020, respectively.

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

The following table summarizes information on all common share purchase options issued by us as of  June 30, 2021 and 2020.

	2021		2020
	# of Shares	Weighted	# of Shares	Weighted
		Average		Average
		Exercise		Exercise
		Price		Price

Outstanding, beginning of year	300,000	$0.20	300,000	$0.20

Issued	-	-	-	-

Exercised	-	-	-	-

Expired	-	-	-	-

Cancelled	(300,000)	0.20

Outstanding, end of period	-	$-	300,000	$0.20

Exercisable, end of period	-	$-	-	$-

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

NOTE 16 – SUBSEQUENT EVENTS

On July 2, 2021, ADM granted a consultant a warrant to purchase up to 3,500,000 shares of the Company's par value common stock at an exercise price of $0.17 per share for the first twelve months of the agreement and $0.20 per share for the second twelve months of the agreement.

We evaluated all subsequent events from the date of the condensed consolidated balance sheets through the issuance date and determined that there are no events or transactions occurring during the subsequent event reporting period which require recognition or disclosure in the condensed consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our operations and financial condition should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "forecasts", "projects", or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-Q to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Item. 1 Description of Business – Risk Factors" and elsewhere in or incorporated by reference into our Annual Report on Form 10-K for the year ended March 31, 2021.

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

Amounts received from customers in advance of our satisfaction of applicable performance obligations are recorded as customer deposits. Such amounts are recognized as revenues when the related performance obligations are satisfied. Customer deposits of approximately $80,000 as of March 31, 2021 were recognized as revenues during the three months ended June 30, 2021.

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

The adoption of this guidance had a material impact on the Company's Condensed Consolidated Balance Sheet beginning April 1, 2019, when the Company recognized (a) a lease liability of $821,020, which represents the present value of the remaining lease payments of $967,344, discounted using the Company's incremental borrowing rate of 5% and (b) the related right-of-use asset of $821,020. Prior periods were not restated. Adoption of this standard had no change on financing leases previously subject to capital lease treatment under ASC Topic 840, Leases. See Note 9 for further discussion of leases.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2021 AS COMPARED TO JUNE 30, 2020.

Revenues for the three ended June 30, 2021 increased by $152,265. The three-month increase is a result of increased sales of $128,734 in the Chemical segment and $89,019 in the Engineering segment offset by a decrease of $65,488 in the Electronics segment.

The Company sales suffered for the three months ended June 30, 2020 due to the global pandemic. Business resumed to normal levels during the three months ended June 30, 2021.

Gross profit for the three months ended June 30, 2021 increased by $117,602. The increase in gross profit resulted primarily from increased sales in Chemical and Engineering as the Company is recovering from the COVID-19 pandemic.

We are highly dependent upon certain customers. During the three months ended June 30, 2021, two customers accounted for 46% of our net revenue. Net revenues from foreign customers for the three months ended June 30, 2021 was $81,953 or 11%.

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

Loss from operations for the three months ended June 30, 2021 decreased by $140,873 due to the increase in revenue as the Company is recovering from the global pandemic.

Other income decreased $14,809 for the three months ended June 30, 2021. The decrease is primarily due EIDL grant of $10,000 and a decrease in interest rates.

The foregoing resulted in a net loss before provision for income taxes for the three months ended June 30, 2021 of $44,172. Earnings per share were $(0.00) for the three months ended June 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2021, we had cash and cash equivalents of $1,305,101 as compared to $1,546,950 at March 31, 2021. The $241,849 decrease was primarily the result of cash used in operations during the three-month period in the amount of $267,902, offset with cash provided in financing activities of $26,053. Our cash will continue to be used for increased marketing costs, and increased production labor costs all in an attempt to increase our revenue, as well as increased expenditures for our internal R&D.  We expect to have enough cash to fund operations for the next twelve months.

Future Sources of Liquidity:

We expect that growth with profitable customers and continued focus on new customers will enable us to continue to generate cash flows from operating activities during fiscal 2022.

Based on current expectations, we believe that our existing cash and cash equivalents of $1,305,101 as of June 30, 2021, and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash used by operating activities was $267,902 for the three months ended June 30, 2021, as compared to net cash used by operating activities of $245,909 for the three months ended June 30, 2020.  The cash used during the three months ended June 30, 2021 was primarily due to net loss of $30,672, an increase in net operating assets of $130,839, a decrease in net operating liabilities of $142,683, and an increase in deferred taxes of $19,000, partially offset by write-off of inventories of $18,375, depreciation and amortization of $29,012 and non-cash interest expense of $7,905.

INVESTING ACTIVITIES

No cash was provided for or used in investing activities for the three months ended June 30, 2021.

FINANCING ACTIVITIES

For the three months ended June 30, 2021, net cash provided by financing activities was $26,053 due to advances from the line of credit of $22,000 and an increase in due to stockholder of $4,503.

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

Cash and cash equivalents – For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at inception. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held at these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At June 30, 2021, approximately $1,155,000 exceeded the FDIC limit.

Our sales are materially dependent on a small group of customers, as noted in Note 6 of our condensed consolidated financial statements. We monitor our credit risk associated with our receivables on a routine basis. We also maintain credit controls for evaluating and granting customer credit.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Ru1e 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly and year to date period ended June 30, 2021, there were no changes in the Company's internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

The determination that our disclosure controls and procedures were not effective as of June 30, 2021, is a result of:

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

The Company believes that the financial statements present fairly, in all material respects, the Company’s condensed consolidated balance sheets as of June 30, 2021, and March 31, 2021 and the related condensed consolidated statements of operations, and cash flows for the three months ended June 30, 2021 and 2020, in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended March 31, 2021.

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

101.INS**	Inline XBRL Instance
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation
101.DEF**	Inline XBRL Taxonomy Extension Definition
101.LAB**	Inline XBRL Taxonomy Extension Labels
101.PRE**	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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
Andre' DiMino, Chief Executive
Officer and Chief Financial Officer

Dated: Northvale, New Jersey August 23, 2021