Form 10-Q
period 2021-09-30
ADM TRONICS UNLIMITED, INC.
filed 2021-11-22
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

OR

☐TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

67,588,504 shares of Common Stock, $.0005 par value, as of November 22, 2021

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2021	2021
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$1,264,488	$1,546,950
Accounts receivable, net of allowance for doubtful accounts of $250,000 and $50,000 at September 30, 2021 and March 31, 2020, respectively	1,024,710	1,153,684
Inventories	296,288	227,234
Prepaid expenses and other current assets	60,993	47,039

Total current assets	2,646,479	2,974,907

Other Assets:
Property and equipment, net of accumulated depreciation of $196,820 and $181,289 at September 30, 2021 and March 31, 2021, respectively	6,740	22,271
Operating lease right-of-use asset, net of accumulated depreciation of $266,832 and $225,781 at September 30, 2021 and March 31, 2021, respectively	554,188	595,240
Accounts receivable - long-term portion	116,913	139,496
Accounts receivable-related party, net of allowance for doubtful accounts of $250,000 at September 30, 2021 and March 31, 2021, respectively	80,090	80,090
Inventories - long-term portion	211,634	211,634
Intangible assets, net of accumulated amortization of $18,311 and $16,871 at September 30, 2021 and March 31, 2021, respectively	17,483	18,923
Other assets	90,538	90,538
Deferred tax asset	1,231,000	1,081,000
Total other assets	2,308,586	2,239,192

Total assets	$4,955,065	$5,214,099

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
PPP loans	$190,227	$288,257
Line of credit	253,742	226,413
Warrant liability	287,844	-
Operating lease liability-current	73,399	71,591
Accounts payable	313,363	364,305
Accrued expenses and other current liabilities	129,328	130,384
Customer deposits	246,232	293,638
Due to stockholder	79,040	89,391
Total current liabilities	1,573,175	1,463,979

Long-term liabilities
PPP loan, net of current liabilities	162,040	425,285
Operating lease liability	529,452	566,609
Total long-term liabilities	691,492	991,894

Total liabilities	$2,264,667	$2,455,873

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	$-	$-
Common stock, $0.0005 par value; 150,000,000 shares authorized, 67,588,504 shares issued and outstanding	33,794	33,794
Additional paid-in capital	33,311,672	33,311,672
Accumulated deficit	(30,655,068)	(30,587,240)
Total stockholders' equity	2,690,398	2,758,226

Total liabilities and stockholders' equity	$4,955,065	$5,214,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2021	2020(reclassified)	2021	2020(reclassified)

Net revenues	$851,859	$927,085	$1,573,217	$1,496,178

Cost of sales	489,195	561,628	908,571	946,421

Gross Profit	362,664	365,457	664,646	549,757

Operating expenses:
Research and development	132,773	126,506	294,141	252,410
Selling, general and administrative	472,133	209,302	633,465	429,082
Stock based compensation	-	8,802	-	8,802
Consulting	287,844	-	287,844	-
Depreciation and amortization	22,488	15,481	44,767	37,967

Total operating expenses	915,238	360,091	1,260,217	728,261

Income (loss) from operations	(552,574)	5,366	(595,571)	(178,504)

Other income (expense):
EIDL Grant	-	-	-	10,000
Forgiveness of Payroll Protection Program loan	361,275	-	361,275	-
Interest income	755	4,807	1,819	9,716
Interest and finance expenses	(2,930)	(1,262)	(5,169)	(2,537)
Total other income	359,100	3,545	357,925	17,179

Income (loss) before provision for income taxes	(193,474)	8,911	(237,646)	(161,325)

Provision (benefit) for income taxes:
Current	(25,318)	-	(19,818)	(12,500)
Deferred	(131,000)	(53,000)	(150,000)	11,000
Total (benefit) for income taxes	(156,318)	(53,000)	(169,818)	(1,500)

Net income (loss)	$(37,156)	$61,911	$(67,828)	$(159,825)

Basic and diluted per common share:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares of common stock outstanding - basic and diluted	67,588,504	67,588,504	67,588,504	67,588,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2021

(Unaudited)

	Common Stock	Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2021	67,588,504	$33,794	$33,311,672	$(30,587,240)	$2,758,226

Net (loss)	-	-	-	(67,828)	(67,828)

Balance at September 30, 2021	67,588,504	$33,794	$33,311,672	(30,655,068)	2,690,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	2021	2020 (reclassified)
Cash flows from operating activities:
Net (loss)	$(67,828)	$(159,825)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Depreciation and amortization	58,023	53,719
Write-off of inventories	21,979	19,888
Stock Based Compensation	-	8,802
Deferred taxes	(150,000)	11,000
Non-cash interest expense	15,589	17,309
Forgiveness of Paycheck Protection Program loan	(361,275)	-
Bad debt write off	200,000	-
Warrant liability	287,844	-
Changes in operating assets and liabilities balances:
Accounts receivable	(48,443)	(158,079)
Inventories	(91,033)	(101,570)
Prepaid expenses and other current assets	(13,954)	(20,236)
Accounts payable	(50,942)	1,806
Customer deposits	(47,406)	21,102
Accrued expenses and other current liabilities	(1,056)	16,352
Payments of operating lease liability	(50,938)	(50,938)
Net cash (used in) operating activities	(299,440)	(340,670)

Cash flows provided (used) in financing activities:
Due to stockholder	(10,351)	(28,740)
Proceeds from line of credit	132,000	25,000
Repayments of line of credit	(104,671)	-
Proceeds from PPP Loan	-	381,000
Repayments on financing lease payable	-	(16,093)

Net cash provided by (used in) financing activities	16,978	361,167

Net (decrease) increase in cash and cash equivalents	(282,462)	20,497

Cash and cash equivalents - beginning of period	1,546,950	1,438,714

Cash and cash equivalents - end of period	$1,264,488	$1,459,211

Cash paid for:
Interest	$4,840	$2,537

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Six Months Ended SEPTEMBER 30, 2021

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

The accompanying unaudited condensed consolidated financial statements have been prepared by ADM pursuant to accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the condensed financial position and operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended  March 31, 2021 as disclosed in our annual report on Form 10-K for that year. The operating results and cash flows for the six months ended  September 30, 2021 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending March 31, 2022.

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

CASH AND CASH EQUIVALENTS

Cash equivalents are comprised of  highly liquid investments with original maturities of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times,   may exceed federally insured limits. We have not experienced any losses to date as a result of this policy. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At  September 30, 2021, approximately $1,051,000 exceeded the FDIC limit.

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

Amounts received from customers in advance of our satisfaction of applicable performance obligations are recorded as customer deposits. Such amounts are recognized as revenues when the related performance obligations are satisfied. Customer deposits of approximately $115,000 as of  March 31, 2021 were recognized as revenues during the six months ended  September 30, 2021.

CHEMICAL PRODUCTS:

Revenues are recognized when products are shipped to end users. Shipments to distributors are recognized as revenue when no right of return exists.

ENGINEERING SERVICES:

We provide certain engineering services, including research, development, quality control, and quality assurance services along with regulatory compliance services. We recognize revenue from engineering services over time as the applicable performance obligations are satisfied.

All revenue is recognized net of discounts.

WARRANTY LIABILITIES

The Company’s provision for estimated future warranty costs is based upon historical relationship of warranty claims to sales. Based upon historical experience, the Company has concluded that no warranty liability is required as of the condensed consolidated balance sheet dates. However, the Company periodically reviews the adequacy of its product warranties and will record an accrued warranty reserve if necessary. Based on prior experience, no amounts have been accrued for potential warranty costs and actual costs were less than $2,000, for the six months ended  September 30, 2021 and 2020.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to $7,003 and $14,788, and $13,064 and $19,700 for the three and six months ended September 30, 2021 and 2020, respectively.

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

The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of  September 30, 2021, and 2020, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Per share basic and diluted (loss) amounted to $(0.00) for the three and six months ended  September 30, 2021, and $0.00 and $(0.00) for the three and six months ended September 30, 2020, respectively

LEASES

In  February 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which changed financial reporting as it relates to leasing transactions. Under the new guidance, lessees are required to recognize a lease liability, measured on a discounted basis; and a right-of-use asset, for the lease term. The Company adopted this guidance as of  April 1, 2019, using the modified retrospective approach which allowed it to initially apply the guidance as of the adoption date. The Company elected the package of practical expedients available under the new standard, which allowed the Company to forgo a reassessment of (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) the initial direct costs for any existing leases.

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

NOTE 3 - INVENTORIES

Inventories at September 30, 2021 consisted of the following:

	Current	Long Term	Total
Raw materials	$241,564	$202,846	$444,410
Finished goods	54,724	8,788	63,512
Totals	$296,288	$211,634	$507,922

Inventories at March 31, 2021 consisted of the following:

	Current	Long Term	Total
Raw materials	$139,361	$202,846	$342,207
Finished goods	87,873	8,788	96,661
Totals	$227,234	$211,634	$438,868

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment as of  September 30, 2021 and  March 31, 2021 is as follows:

	September 30,	March 31.
	2021	2021
Machinery and equipment	$199,810	$199,810
Leasehold improvements	3,750	3,750
	203,560	203,560

Accumulated depreciation and amortization	(196,820)	(181,289)

Property and equipment, net	$6,740	$22,271

NOTE 5 - INTANGIBLE ASSETS

Intangible assets are being amortized using the straight-line method over periods ranging from 10-15 years with a weighted average remaining life of approximately 6 years.

	September 30, 2021						March 31, 2021
	Cost	Weighted Average Amortization Period (Years)			Accumulated Amortization	Net Carrying Amount	Cost	Weighted Average Amortization Period (Years)			Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$35,794	10	-	15	$(18,311)	$17,483	$35,794	10	-	15	$(16,871)	$18,923

Estimated aggregate future amortization expense related to intangible assets is as follows:

For the fiscal years ended September 30,
2022	$2,882
2023	2,882
2024	2,798
2025	2,158
2026	2,222
Thereafter	4,541
$17,483

NOTE 6 – CONCENTRATIONS

During the three months ended  September 30, 2021, two customers accounted for 51% of our net revenue. During the three months ended  September 30, 2020, two customers accounted for 49% of our net revenue.

During the six months ended  September 30, 2021, two customers accounted for 48% of our net revenue. During the six months ended  September 30, 2020, two customers accounted for 51% of our net revenue.

As of  September 30, 2021, three customers represented 71% of our gross accounts receivable. As of  March 31, 2021, three customers accounted for 81% of our gross accounts receivable.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Net revenues from foreign customers for the three and six months ended  September 30, 2021 were $75,541 or 9% and $157,494 or 10%, respectively.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Net revenues from foreign customers for the three and six months ended September 30, 2020 were $98,822 or 11% and $123,488 or 8%, respectively.

NOTE 7 - DISAGGREGATED REVENUES AND SEGMENT INFORMATION

The following tables show the Company's revenues disaggregated by reportable segment and by product and service type:

	Three months Ended September 30,
	2021	2020
Net Revenue in the US
Chemical	$295,285	$311,745
Electronics	341,084	396,910
Engineering	139,949	119,608
	776,318	828,263

Net Revenue outside the US
Chemical	$75,541	$98,822
Electronics	-	-
Engineering	-	-
	75,541	98,822

Total Revenues	$851,859	$927,085

	Six Months Ended September 30,
	2021	2020
Net Revenue in the US
Chemical	$528,589	$473,602
Electronics	563,658	684,972
Engineering	323,476	214,116
	1,415,723	1,372,690

Net Revenue outside the US
Chemical	$157,494	$123,488
Electronics	-	-
Engineering	-	-
	157,494	123,488

Total Revenues	$1,573,217	$1,496,178

Information about segments is as follows:

	Chemical	Electronics	Engineering	Total
Three months ended September 30, 2021
Revenue from external customers	$370,826	$341,084	$139,949	$851,859
Segment operating (loss)	$(223,166)	$(252,306)	$(77,102)	$(552,574)

Six months ended September 30, 2021
Revenue from external customers	$686,083	$563,658	$323,476	$1,573,217
Segment operating income (loss)	$(234,273)	$(345,779)	$(15,519)	$(595,571)

Three months ended September 30, 2020
Revenue from external customers	$410,567	$396,910	$119,608	$927,085
Segment operating income (loss)	$(11,158)	$(61,299)	$77,823	$5,366

Six months ended September 30, 2020
Revenue from external customers	$597,090	$684,972	$214,116	$1,496,178
Segment operating income (loss)	$(56,310)	$(176,104)	$53,910	$(178,504)

Total assets at September 30, 2021	$2,130,678	$1,783,823	$1,040,564	$4,955,065

Total assets at March 31, 2021	$2,033,499	$2,294,203	$886,397	$5,214,099

NOTE 8 – ACCOUNTS RECEIVABLE - RELATED PARTY

The Company has a $75,000 investment for 23.2% of Qol Devices Inc. (Qol), which is carried at cost and reported as a component of other assets in the accompanying consolidated balance sheets.

The Company provided $330,090 in engineering services to Qol during the year  March 31, 2018. Qol owes the Company $330,090 as of  March 31, 2021. The receivable is shown net of a $250,000 allowance for doubtful accounts on the consolidated balance sheets as of  September 30, 2021 and  March 31, 2021.

NOTE 9 – LEASES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on  June 30, 2028. The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of  September 30, 2021:

For the Period Ending September 30,
2022	$101,875
2023	103,125
2024	106,875
2025	106,875
2026	106,875
Thereafter	187,031
712,656
Less: Amount attributable to imputed interest	(109,805)
Net liability at September 30, 2021	$602,851

Weighted average remaining lease term (in years)	7.0
Weighted average discount rate	5.00%

Rent and real estate tax expense for all facilities for the three and six months ended  September 30, 2021 was approximately $35,000 and $69,000, respectively. Rent and real estate tax expense for all facilities for the three and six months ended  September 30, 2020 was approximately $34,000 and $68,000, respectively. These are reported as a component of cost of sales and selling, general and administrative expenses in the accompanying consolidated statements of operations.

NOTE 10 – PAYROLL PROTECTION PROGRAM (PPP) Loan

In  May 2020, the Company obtained funding through the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) of $381,000.  In  February 2021, a second PPP loan was obtained in the amount of $332,542, for a total of $713,542.  The loans will be fully forgiven if the funds are used for payroll costs, interest on mortgages, rent, and utilities, with at least 60% being used for payroll.  The Company did use the funds for these expenses during the year ended  March 31, 2021. The Company applied for loan forgiveness of the first PPP funds on  August 3, 2021. On September 7, 2021, the Company received approval from the SBA for $361,275 of PPP loan forgiveness. This amount was recorded as Forgiveness of Paycheck Protection loan in the accompanying condensed Consolidated Statements of Operations during the six months ended September 30, 2021.

The unforgiven portion of the first PPP loan is $19,725, which was converted to a term loan payable in equal installments of principal plus interest at 1% with a maturity date of May 15, 2025. The first payment of $737.05 is due on October 15, 2021. No collateral or personal guarantees were required for the loans. This PPP loans bear an interest rate of 1% and a maturity of two years, which can be extended to up to five years if the Company and the lender agree. The second PPP loan has not been forgiven as of September 30, 2021. We have elected to treat the loan under FASB ASC 470, Debt. When the Company is successful in obtaining forgiveness, the loan will be treated as a gain upon extinguishment of debt under ASC 405, Liabilities.

NOTE 11 – LINE OF CREDIT

On  June 15, 2018, the Company obtained an unsecured revolving line of credit, with a limit of $400,000. The line expires  May 15, 2022, renewing automatically every year.  The Company is required to make monthly interest payments, at a rate of 3.87% as of  September 30, 2021. Any unpaid principal will be due upon maturity.  At  September 30, 2021 and  March 31, 2021, the outstanding balance was $253,742 and $226,413, respectively.

NOTE 12 - INCOME TAXES

At   September 30, 2021, the Company had federal net operating loss carry-forwards ("NOLs") of approximately $3,211,000. These NOLs   may be used to offset future taxable income and thereby reduce or eliminate our federal income taxes otherwise payable. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Ultimate utilization of such NOLs and research and development credits is dependent upon the Company's ability to generate taxable income in future periods and   may be significantly curtailed if a significant change in ownership occurs.

During the six months ended  September 30, 2021, the Company generated approximately $401,000 of the net operating losses, and expects to utilize the NOL’s before expiration.

The effective tax rates were approximately 71% and .93% for the six months ended  September 30, 2021 and 2020, respectively.

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

The following table summarizes information on all common share purchase options issued by us as of  September 30, 2021 and 2020.

	2021		2020
	# of Shares	Weighted	# of Shares	Weighted
		Average		Average
		Exercise		Exercise
		Price		Price

Outstanding, beginning of year	300,000	$0.20	300,000	$0.20

Issued	-	-	-	-

Exercised	-	-	-	-

Expired	-	-	-	-

Cancelled	(300,000)	0.20

Outstanding, end of period	-	$-	300,000	$0.20

Exercisable, end of period	-	$-	-	$-

NOTE 14 – WARRANT LIABILITY

On  July 2, 2021, ADM entered into a consulting agreement. The agreement granted a consultant a warrant to purchase up to 3,500,000 shares of the Company's par value common stock at an exercise price of $0.17 per share for the first twelve months of the agreement and $0.20 per share for the second twelve months of the agreement.

The warrants were classified as a liability in the total amount of $287,844 at September 30, 2021 using the Black Scholes option pricing model with the following assumptions: risk free interest rate of 1.58%, volatility of 143%, estimated useful life of 2 years and dividend rate of 0%.

In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of September 30, 2021, the fair value of the warrant liability was $287,844.

NOTE 15 – DUE TO STOCKHOLDER

The Company’s President has been deferring his salary and bonuses periodically to assist the Company’s cash flow. There are no repayment terms or interest accruing on this liability.

NOTE 16 – LEGAL PROCEEDINGS

We are involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. There are no pending material legal proceedings or environmental investigations to which we are a party or to which our property is subject.

NOTE 17 – SUBSEQUENT EVENTS

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

Amounts received from customers in advance of our satisfaction of applicable performance obligations are recorded as customer deposits. Such amounts are recognized as revenues when the related performance obligations are satisfied. Customer deposits of approximately $115,000 as of March 31, 2021 were recognized as revenues during the six months ended September 30, 2021.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2021 AS COMPARED TO SEPTEMBER 30, 2020.

Revenues for the three and six months ended September 30, 2021 decreased by $75,226 and increased $77,039, respectively. The three-month decrease is a result of decreased sales of $39,741 in the Chemical segment and $55,826 in the Electronic segment offset by an increase of $20,341 in the Engineering segment. The six-month increase is a result of decreased sales of $121,314 in the Electronic segment offset by increases of $109,360 in the Engineering segment and $88,993 in the Chemicals segment.

Gross profit for the three and six months ended September 30, 2021 decreased by $2,793 and increase by $114,889, respectively. The increase in gross profit resulted primarily from increased sales in Engineering and Chemical sales coupled with a minimal increase in cost of sales.

We are highly dependent upon certain customers. During the three months ended September 30, 2021, two customers accounted for 51% of our net revenue. Net revenues from foreign customers for the three months ended September 30, 2021 was $75,541 or 9%.

During the six months ended September 30, 2021, two customers accounted for 48% of our net revenue. Net revenues from foreign customers for the six months ended September 30, 2021 was $157,494 or 10%.

During the three and six months ended September 30, 2020, two customers accounted for 49% and 51% of our net revenue, respectively. Net revenues from foreign customers for the three and six months ended September 30, 2020 was $98,822 or 11% and $123,488 or 8%, respectively.

The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results.

Loss from operations for the three months ended September 30, 2021 was ($552,574) compared to income from operations for the three months ended September 30, 2020 of $5,366 mainly due to consulting expense of $287,844 as a result of warrants issued during the quarter and bad debt expense of $200,000.

Loss from operations for the six months ended September 30, 2021 was ($595,571) compared to a loss from operations for the six months ended September 30, 2020 of ($178,504).

Other income increased $355,555 and $342,746 for the three months and six months ended September 30, 2021, respectively. The increase is attributable to the forgiveness of the PPP Loan in the amount of $361,275.

The foregoing resulted in a net loss before provision for income taxes for the three months ended September 30, 2021 of $193,474. Earnings per share were $(0.00) for the three months ended September 30, 2021. A net loss before provision for income taxes for the six months ended September 30, 2021 of $237,646. Earnings per share were $(0.00) for the six months ended September 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2021, we had cash and cash equivalents of $1,264,488 as compared to $1,546,950 at March 31, 2021. The $282,462 decrease was primarily the result of cash used in operations during the six-month period in the amount of $299,440, offset with cash provided in financing activities of $16,978. Our cash will continue to be used for increased marketing costs, and increased production labor costs all in an attempt to increase our revenue, as well as increased expenditures for our internal R&D.  We expect to have enough cash to fund operations for the next twelve months.

Future Sources of Liquidity:

We expect that growth with profitable customers and continued focus on new customers will enable us to continue to generate cash flows from operating activities during fiscal 2022.

Based on current expectations, we believe that our existing cash and cash equivalents of $1,264,488 as of September 30, 2021, and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash used by operating activities was $299,440 for the six months ended September 30, 2021, as compared to net cash used by operating activities of $340,670 for the six months ended September 30, 2020. The cash used during the six months ended September 30, 2021 was primarily due to an increase in net operating assets of $153,430, a decrease in net operating liabilities of $150,342, PPP loan forgiveness of $361,275, an increase in deferred taxes of $150,000, and net loss of $67,828, partially offset by write-off of inventories of $21,979, write-off of $200,000 of bad debt, depreciation and amortization of $58,023, issuance of warranty liability of $287,844, and non-cash interest expense of $15,589.

INVESTING ACTIVITIES

No cash was provided for or used in investing activities for the six months ended September 30, 2021.

FINANCING ACTIVITIES

For the six months ended September 30, 2021, net cash provided by financing activities was $16,978 due to net advances from the line of credit of $27,329 and a decrease in due to stockholder of $10,351.

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

Cash and cash equivalents – For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at inception. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held at these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At September 30, 2021, approximately $1,051,000 exceeded the FDIC limit.

Our sales are materially dependent on a small group of customers, as noted in Note 6 of our condensed consolidated financial statements. We monitor our credit risk associated with our receivables on a routine basis. We also maintain credit controls for evaluating and granting customer credit.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Ru1e 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly and year to date period ended September 30, 2021, there were no changes in the Company's internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

The determination that our disclosure controls and procedures were not effective as of September 30, 2021, is a result of:

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

The Company believes that the financial statements present fairly, in all material respects, the Company’s condensed consolidated balance sheets as of September 30, 2021, and March 31, 2021 and the related condensed consolidated statements of operations, and cash flows for the three and six months ended September 30, 2021 and 2020, in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

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
November 22, 2021