Form 10-Q
period 2021-12-31
ADM TRONICS UNLIMITED, INC.
filed 2022-02-22
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

67,588,504 shares of Common Stock, $.0005 par value, as of February 22, 2022

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2021	2021
		(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$1,172,677	$1,546,950
Accounts receivable, net of allowance for doubtful accounts of $675,000 and $50,000 at December 31, 2021 and March 31, 2021, respectively	567,880	1,153,684
Inventories	354,036	227,234
Prepaid expenses and other current assets	91,655	47,039

Total current assets	2,186,248	2,974,907

Other Assets:
Property and equipment, net of accumulated depreciation of $202,387 and $181,289 at December 31, 2021 and March 31, 2021, respectively	1,173	22,271
Operating lease right-of-use asset, net of accumulated depreciation of $287,358 and $225,781 at December 31, 2021 and March 31, 2021, respectively	533,662	595,240
Accounts receivable - long-term portion	109,981	139,496
Accounts receivable-related party, net of allowance for doubtful accounts of $250,000 at December 31, 2021 and March 31, 2021	80,090	80,090
Inventories - long-term portion	211,634	211,634
Intangible assets, net of accumulated amortization of $19,031 and $16,871 at December 31, 2021 and March 31, 2021, respectively	16,763	18,923
Other assets	90,538	90,538
Deferred tax asset	1,244,000	1,081,000
Total other assets	2,287,841	2,239,192

Total assets	$4,474,089	$5,214,099

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
PPP loan	$5,321	$288,257
Line of credit	253,503	226,413
Warrant liability	182,161	-
Operating lease liability-current	74,321	71,591
Accounts payable	357,460	364,305
Accrued expenses and other current liabilities	112,418	130,384
Customer deposits	283,004	293,638
Due to stockholder	64,636	89,391
Total current liabilities	1,332,824	1,463,979

Long-term liabilities
PPP loan, net of current liabilities	12,738	425,285
Operating lease liability	510,522	566,609
Total long-term liabilities	523,260	991,894

Total liabilities	1,856,084	2,455,873

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 shares authorized, 67,588,504 shares issued and outstanding	33,794	33,794
Additional paid-in capital	33,311,672	33,311,672
Accumulated deficit	(30,727,461)	(30,587,240)
Total stockholders' equity	2,618,005	2,758,226

Total liabilities and stockholders' equity	$4,474,089	$5,214,099

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2021	2020(reclassified)	2021	2020(reclassified)

Net revenues	$749,654	$762,644	$2,322,871	$2,258,822

Cost of sales	423,541	483,188	1,332,112	1,429,609

Gross Profit	326,113	279,456	990,759	829,213

Operating expenses:
Research and development	181,224	164,109	475,365	416,519
Selling, general and administrative	538,924	172,788	1,460,233	601,870
Stock based compensation	-	-	-	8,802
Depreciation and amortization	22,137	19,280	66,904	57,247

Total operating expenses	742,285	356,177	2,002,502	1,084,438

Loss from operations	(416,172)	(76,721)	(1,011,743)	(255,225)

Other income (expense):
EIDL Grant	-	-	-	10,000
Forgiveness of Paycheck Protection Program	332,542	-	693,817	-
Interest income	655	3,307	2,474	13,023
Interest and finance expenses	(2,418)	(1,261)	(7,587)	(3,798)
Total other income (expense)	330,779	2,046	688,704	19,225

(Loss) before (benefit) for income taxes	(85,393)	(74,675)	(323,039)	(236,000)

(Benefit) for income taxes:
Current	-	(1,800)	(19,818)	(14,300)
Deferred	(13,000)	(5,000)	(163,000)	6,000
Total (benefit) for income taxes	(13,000)	(6,800)	(182,818)	(8,300)

Net (loss)	$(72,393)	$(67,875)	$(140,221)	$(227,700)

Basic and diluted per common share:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares of common stock outstanding - basic and diluted	67,588,504	67,588,504	67,588,504	67,588,504

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED DECEMBER 31, 2021

(Unaudited)

	Common Stock	Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2021	67,588,504	$33,794	$33,311,672	$(30,587,240)	$2,758,226

Net (loss)	-	-	-	(140,221)	(140,221)

Balance at December 31, 2021	67,588,504	$33,794	$33,311,672	$(30,727,461)	$2,618,005

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2021 AND 2020

(Unaudited)

	2021	2020(reclassified)
Cash flows from operating activities:
Net (loss)	$(140,221)	$(227,700)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	84,836	80,493
Write-off of inventories	26,726	20,103
Stock based compensation	-	8,802
Bad debt	625,000	65,000
Deferred taxes	(163,000)	6,000
Non-cash interest expense	23,049	25,646
Forgiveness of Paycheck Protection Program loan	(693,817)	-
Warrant liability	182,161	-
Changes in operating assets and liabilities balances:
Accounts receivable	(9,681)	(81,869)
Inventories	(153,528)	(95,500)
Prepaid expenses and other current assets	(44,616)	(42,660)
Accounts payable	(6,845)	(27,835)
Customer deposits	(10,634)	(4,405)
Accrued expenses and other current liabilities	(17,966)	(35,957)
Payments of operating lease liability	(76,406)	(76,406)
Net cash (used in) operating activities	(374,942)	(386,288)

Cash flows provided (used) in financing activities:
Due to shareholder	(24,755)	(17,339)
Proceeds from line of credit	187,000	100,000
Repayments of line of credit	(159,910)	(45,000)
Proceeds from PPP loan	-	381,000
Repayments on capital lease payable	-	(21,458)
Repayments on PPP loan	(1,666)

Net cash provided by financing activities	669	397,203

Net increase (decrease) in cash and cash equivalents	(374,273)	10,915

Cash and cash equivalents - beginning of period	1,546,950	1,438,714

Cash and cash equivalents - end of period	$1,172,677	$1,449,629

Cash paid for:
Interest	$7,583	$3,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Nine Months Ended DECEMBER 31, 2021

NOTE 1 - NATURE OF BUSINESS

ADM Tronics Unlimited, Inc. (“we”, “us”, the “Company” or “ADM”), was incorporated under the laws of the state of Delaware on  November 24, 1969. We are a manufacturing and engineering concern whose principal lines of business are the design, manufacture, and sale of electronics of our own products or on a contract manufacturing basis; the production and sale of chemical and antistatic products; and, research, development and engineering services.

Electronic equipment is manufactured in accordance with customer specifications on a contract basis. Our electronic device product line consists principally of proprietary devices used in diagnostics and therapeutics of humans and animals and electronic controllers for spas and hot tubs. These products are sold to customers located principally in the United States. We are registered with the FDA as a contract manufacturing facility and we manufacture medical devices for customers in accordance with their designs and specifications. Our chemical product line is principally comprised of water-based chemical products used in the food packaging and converting industries, and anti-static conductive paints, coatings and other products. These products are sold to customers located in the United States, Australia, Asia and Europe. We also provide research, development, regulatory, and engineering services to customers. Our Sonotron Medical Systems, Inc. subsidiary (“Sonotron”) is involved in medical electronic therapeutic technology.

The accompanying unaudited condensed consolidated financial statements have been prepared by ADM pursuant to accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the condensed financial position and operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended March 31, 2021 as disclosed in our annual report on Form 10-K for that year. The operating results and cash flows for the nine months ended December 31, 2021 (unaudited) are not necessarily indicative of the results to be expected for the pending full year ending  March 31, 2022.

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

CASH AND CASH EQUIVALENTS

Cash equivalents are comprised of  highly liquid investments with original maturities of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times,    may exceed federally insured limits. We have not experienced any losses to date as a result of this policy. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At   December 31, 2021, approximately $1,052,000 exceeded the FDIC limit.

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

Amounts received from customers in advance of our satisfaction of applicable performance obligations are recorded as customer deposits. Such amounts are recognized as revenues when the related performance obligations are satisfied. Customer deposits of approximately $134,000 as of March 31, 2021 were recognized as revenues during the nine months ended December 31, 2021.

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

WARRANTY LIABILITIES

The Company’s provision for estimated future warranty costs is based upon historical relationship of warranty claims to sales. Based upon historical experience, the Company has concluded that no warranty liability is required as of the condensed consolidated balance sheet dates. However, the Company periodically reviews the adequacy of its product warranties and will record an accrued warranty reserve if necessary. Based on prior experience, no amounts have been accrued for potential warranty costs and actual costs were less than $2,000, for the nine months ended  December 31, 2021 and 2020.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to $7,604 and $22,392, and $6,079 and $25,779 for the three and nine months ended  December 31, 2021 and 2020, respectively.

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

Jurisdiction	Fiscal Year
Federal	2019 and beyond
New Jersey	2018 and beyond

There are currently no tax years under examination by any major tax jurisdictions.

The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of   December 31, 2021, and 2020, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Per share basic and diluted (loss) amounted to $(0.00) and $(0.00) for the three and nine months ended December 31, 2021, and $(0.00) and $(0.00) for the three and nine months ended  December 31, 2020, respectively.

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

NOTE 3 - INVENTORIES

Inventories at December 31, 2021 consisted of the following:

	Current	Long Term	Total
Raw materials	$317,254	$202,846	$520,100
Finished goods	36,782	8,788	45,570
Totals	$354,036	$211,634	$565,670

Inventories at March 31, 2021 consisted of the following:

	Current	Long Term	Total
Raw materials	$139,361	$202,846	$342,207
Finished goods	87,873	8,788	96,661
Totals	$227,234	$211,634	$438,868

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment as of   December 31, 2021 and   March 31, 2021 is as follows:

	December 31,	March 31.
	2021	2021
Machinery and equipment	$199,810	$199,810
Leasehold improvements	3,750	3,750
	203,560	203,560

Accumulated depreciation and amortization	(202,387)	(181,289)

Property and equipment, net	$1,173	$22,271

NOTE 5 - INTANGIBLE ASSETS

Intangible assets are being amortized using the straight-line method over periods ranging from 10-15 years with a weighted average remaining life of approximately 6 years.

	December 31, 2021				March 31, 2021
	Cost	Weighted Average Amortization Period (Years)	Accumulated Amortization	Net Carrying Amount	Cost	Weighted Average Amortization Period (Years)	Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$35,794	10 - 15	$(19,031)	$16,763	$35,794	10 - 15	$(16,871)	$18,923

Estimated aggregate future amortization expense related to intangible assets is as follows:

For the fiscal years ended December 31,
2022	$2,882
2023	2,882
2024	2,632
2025	2,077
2026	2,122
Thereafter	4,168
$16,763

NOTE 6 – CONCENTRATIONS

During the three months ended   December 31, 2021, two customers accounted for 66% of our net revenue. During the three months ended  December 31, 2020, two customers accounted for 52% of net revenue.

During the nine months ended  December 31, 2021, two customers accounted for 54% of our net revenue. During the nine months ended  December 31, 2020, two customers accounted for 51% of net revenue.

As of December 31, 2021, three customers represented 76% of our gross accounts receivable. As of March 31, 2021, three customers accounted for 81% of our gross accounts receivable.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Net revenues from foreign customers for the three and nine months ended December 31, 2021 were $80,358 or 11% and $237,852 or 10%, respectively.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Net revenues from foreign customers for the three and nine months ended December 30, 2020 were $89,029 or 12% and $212,517 or 9%, respectively.

NOTE 7 - DISAGGREGATED REVENUES AND SEGMENT INFORMATION

The following tables show the Company's revenues disaggregated by reportable segment and by product and service type:

	Three months Ended December 31,
	2021	2020
Net Revenue in the US
Chemical	$251,454	$263,455
Electronics	347,911	270,245
Engineering	69,931	139,915
	669,296	673,615

Net Revenue outside the US
Chemical	$80,358	$89,029
Electronics	-	-
Engineering	-	-
	80,358	89,029

Total Revenues	$749,654	$762,644

	Nine Months Ended December 31,
	2021	2020
Net Revenue in the US
Chemical	$780,043	$737,057
Electronics	911,569	955,217
Engineering	393,407	354,031
	2,085,019	2,046,305

Net Revenue outside the US
Chemical	$237,852	$212,517
Electronics	-	-
Engineering	-	-
	237,852	212,517

Total Revenues	$2,322,871	$2,258,822

Information about segments is as follows:

	Chemical	Electronics	Engineering	Total
Three months ended December 31, 2021
Revenue from external customers	$331,812	$347,911	$69,931	$749,654
Segment operating (loss)	$(191,075)	$(186,112)	$(38,985)	$(416,172)

Nine months ended December 31, 2021
Revenue from external customers	$1,017,895	$911,569	$393,407	$2,322,871
Segment operating (loss)	$(425,348)	$(531,891)	$(54,504)	$(1,011,743)

Three months ended December 31, 2020
Revenue from external customers	$352,484	$270,245	$139,915	$762,644
Segment operating income (loss)	$(14,585)	$(83,033)	$20,897	$(76,721)

Nine months ended December 31, 2020
Revenue from external customers	$949,574	$955,217	$354,031	$2,258,822
Segment operating income (loss)	$(70,895)	$(259,137)	$74,807	$(255,225)

Total assets at December 31, 2021	$1,968,599	$1,744,895	$760,595	$4,474,089

Total assets at March 31, 2021	$2,033,499	$2,294,203	$886,397	$5,214,099

NOTE 8 – ACCOUNTS RECEIVABLE - RELATED PARTY

The Company has a $75,000 investment for 23.2% of Qol Devices Inc. (Qol), which is carried at cost and reported as a component of other assets in the accompanying consolidated balance sheets.

The Company provided $330,090 in engineering services to Qol during the year  March 31, 2018. Qol owes the Company $330,090 as of  March 31, 2021. The receivable is shown net of a $250,000 allowance for doubtful accounts on the consolidated balance sheets as of  December 31, 2021 and  March 31, 2021.

NOTE 9 – LEASES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on  June 30, 2028. The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of  December 31, 2021:

For the Period Ending December 31,
2022	$101,875
2023	103,958
2024	106,875
2025	106,875
2026	106,875
Thereafter	169,219
695,677
Less: Amount attributable to imputed interest	(110,834)
Net liability at December 31, 2021	$584,843

Weighted average remaining lease term (in years)	7.0
Weighted average discount rate	5.00%

Rent and real estate tax expense for all facilities for the three and nine months ended   December 31, 2021 was approximately $34,000 and $103,000, respectively. Rent and real estate tax expense for all facilities for the three and nine months ended  December 31, 2020 was approximately $34,000 and $103,000, respectively, These are reported as a component of cost of sales and selling, general and administrative expenses in the accompanying consolidated statements of operations.

NOTE 10 – PAYCHECK PROTECTION PROGRAM (PPP) Loan

In   May 2020, the Company obtained funding through the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) of $381,000.  In   February 2021, a second PPP loan was obtained in the amount of $332,542, for a total of $713,542.  The loans will be fully forgiven if the funds are used for payroll costs, interest on mortgages, rent, and utilities, with at least 60% being used for payroll.  The Company did use the funds for these expenses during the year ended   March 31, 2021. The Company applied for loan forgiveness of both PPP loans. On  September 7, 2021, the Company received approval from the SBA for $361,275 of PPP loan forgiveness. On December 21, 2021, the Company received approval from the Bank for $332,542. This amount was recorded as Forgiveness of Paycheck Protection loan in the accompanying condensed Consolidated Statements of Operations during the nine months ended  December 31, 2021.

The unforgiven portion of the first PPP loan is $19,725, which was converted to a term loan payable in equal installments of principal plus interest at 1% with a maturity date of  May 15, 2025.  No collateral or personal guarantees is required for the loan. At December 31, 2021, the outstanding balance is $18,059.

NOTE 11 – LINE OF CREDIT

On June 15, 2018, the Company obtained an unsecured revolving line of credit, with a limit of $400,000. The line expires May 15, 2022, renewing automatically every year.  The Company is required to make monthly interest payments, at a rate of 3.87% as of December 31, 2021. Any unpaid principal will be due upon maturity.  At December 31, 2021 and March 31, 2021, the outstanding balance was $253,503 and $226,413, respectively.

NOTE 12 - INCOME TAXES

At  December 31, 2021, the Company had federal net operating loss carry-forwards ("NOLs") of approximately $3,488,000. These NOLs    may be used to offset future taxable income and thereby reduce or eliminate our federal income taxes otherwise payable. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Ultimate utilization of such NOLs and research and development credits is dependent upon the Company's ability to generate taxable income in future periods and    may be significantly curtailed if a significant change in ownership occurs.

During the nine months ended  December 31, 2021, the Company generated approximately $750,000 of net operating losses. A valuation allowance was recorded against the current NOLs at the blended tax rate of 28.1%.

The effective tax rates were approximately 43% and 4 % for the nine months ended  December 31, 2021 and 2020, respectively.

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

The following table summarizes information on all common share purchase options issued by us as of   December 31, 2021 and 2020.

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

The warrants were classified as a liability in the total amount of $287,844 at the inception of the agreement using the Black Scholes option pricing model with the following assumptions: risk free interest rate of 1.58%, volatility of 143%, estimated useful life of 2 years and dividend rate of 0%.

In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of  December 31, 2021, the fair value of the warrant liability was $182,161.

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

Amounts received from customers in advance of our satisfaction of applicable performance obligations are recorded as customer deposits. Such amounts are recognized as revenues when the related performance obligations are satisfied. Customer deposits of approximately $134,000 as of March 31, 2021 were recognized as revenues during the nine months ended December 31, 2021.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2021 AS COMPARED TO DECEMBER 31, 2020.

Revenues for the three and nine months ended December 31, 2021 decreased by $12,990 and increased $64,049, respectively. The three-month decrease is a result of decreased sales of $20,672 in the Chemical segment and $69,984 in the Engineering segment offset by an increase of $77,666 in the Electronics segment. The nine-month increase is a result of increased sales $39,376 in the Engineering segment and $68,321 in the Chemicals segment, offset by decreased sales of $43,648 in the Electronic segment.

Gross profit for the three and nine months ended December 31, 2021 increased by $46,657 and $161,546, respectively. The increase in gross profit resulted primarily from increased sales in Engineering and Chemical sales coupled with a decrease in cost of sales.

We are highly dependent upon certain customers. During the three months ended December 31, 2021, two customers accounted for 66% of our net revenue. Net revenues from foreign customers for the three months ended December 31, 2021 was $80,358 or 11%.

During the nine months ended December 31, 2021, two customers accounted for 54% of our net revenue. Net revenues from foreign customers for the nine months ended December 31, 2021 was $237,852 or 10%.

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

Loss from operations for the three months ended December 31, 2021 was ($416,172) compared to loss from operations for the three months ended December 31, 2020 of ($76,721).

Loss from operations for the nine months ended December 31, 2021 was ($1,011,743) compared to a loss from operations for the nine months ended December 31, 2020 of ($255,225).

Other income increased $328,733 and $669,479 for the three months and nine months ended December 31, 2021, respectively. The increase is attributable to the forgiveness of the PPP Loan in the amount of $332,542 and $693,817 for the three and nine months ended December 31, 2021, respectively.

The foregoing resulted in a net loss before provision for income taxes for the three months ended December 31, 2021 of $191,076. Earnings per share were ($0.00) for the three months ended December 31, 2021. A net loss before provision for income taxes for the nine months ended December 31, 2021 of $323,039. Earnings per share were $(0.00) for the nine months ended December 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2021, we had cash and cash equivalents of $1,172,677 as compared to $1,546,950 at March 31, 2021. The $374,273 decrease was primarily the result of cash used in operations during the nine-month period in the amount of $374,942, offset with cash provided in financing activities of $669. Our cash will continue to be used for increased marketing costs, and increased production labor costs all in an attempt to increase our revenue, as well as increased expenditures for our internal R&D.  We expect to have enough cash to fund operations for the next twelve months.

Future Sources of Liquidity:

We expect that growth with profitable customers and continued focus on new customers will enable us to generate cash flows from operating activities during fiscal 2022.

Based on current expectations, we believe that our existing cash and cash equivalents of $1,172,677 as of December 31, 2021, and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash used by operating activities was $374,942 for the nine months ended December 31, 2021, as compared to net cash used by operating activities of $386,288 for the nine months ended December 31, 2020. The cash used during the nine months ended December 31, 2021 was primarily due to a increase in net operating assets of $207,825, a decrease in net operating liabilities of $111,851, an increase in deferred taxes of $163,000 and a net loss of $140,221, partially offset by, write-off of inventories of $26,726, write-off of $625,000 of bad debt, depreciation and amortization of $84,836, and issuance of warranty liability of $182,161, and non-cash interest expense of $23,049.

INVESTING ACTIVITIES

No cash was provided for or used in investing activities for the nine months ended December 31, 2021.

FINANCING ACTIVITIES

For the nine months ended December 31, 2021, net cash provided by financing activities was $669 due to net advances from the line of credit of $27,090, a decrease in due to stockholder of $24,755 offset by repayments on the PPP loan of $1,666.

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

Cash and cash equivalents – For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at inception. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held at these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At December 31, 2021, approximately $1,052,000 exceeded the FDIC limit.

Our sales are materially dependent on a small group of customers, as noted in Note 6 of our condensed consolidated financial statements. We monitor our credit risk associated with our receivables on a routine basis. We also maintain credit controls for evaluating and granting customer credit.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Ru1e 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly and year to date period ended December 31, 2021, there were no changes in the Company's internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

The determination that our disclosure controls and procedures were not effective as of December 31, 2021, is a result of:

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

The Company believes that the financial statements present fairly, in all material respects, the Company’s condensed consolidated balance sheets as of December 31, 2021, and March 31, 2021 and the related condensed consolidated statements of operations, and cash flows for the three and nine months ended December 31, 2021 and 2020, in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

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
February 22, 2022