Form 10-K
period 2022-03-31
ADM TRONICS UNLIMITED, INC.
filed 2022-07-08
CIK 849401

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

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

Registrant's telephone number (201) 767-6040

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter was $4,877,458.

The number of shares of the Common Stock outstanding as of July 8, 2022 was 67,588,492.

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

CONTRACT MANUFACTURING

The Company derives revenues from contract manufacturing of electronic medical and other devices from non-affiliated customers. As of March 31, 2022, we had approximately $926,000 of back-log for electronic product orders.

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

None of our chemical products are protected by patents, although the names of some of such products have been protected by trademarks. We do not believe that any such trademarks are material to our business. As of March 31, 2022, the dollar amount of backlog orders for our chemical products believed by us to be firm was not material.

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

CUSTOMERS

During the year ended March 31, 2022 and 2021, two customers accounted for 51% of our net revenue. As of March 31, 2022, three customers accounted for 75% of our accounts receivable As of March 31, 2021, three customers accounted for 81% of our accounts receivable. The loss of these major customers could have a material impact on our operations and cash flow.

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

RESEARCH AND DEVELOPMENT

During our fiscal years ended March 31, 2022 and 2021, research and development expenses with respect to company-sponsored research and development activities were $615,926 and $655,962, respectively. During such fiscal years, we did not expend any funds on customer-sponsored research and development activities with respect thereto, other than contracted research and development from engineering services customers.

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

RISKS RELATED TO OUR COMPANY

At March 31, 2022, we had an accumulated deficit of approximately $32 million. We may incur additional operating losses, as well as negative cash flows from operations, in the future.

We are highly dependent upon certain customers to generate our revenues. For fiscal years ended March 31, 2022 and 2021, two customers accounted for 51% of our net revenue. All customer purchases are made through purchase orders and we do not have any long-term contracts with customers. The complete loss of, or significant reduction in business from, or a material adverse change in the financial condition of, any of such customers will cause a material and adverse change in our revenues and operating results.

WE MAY BE EXPOSED TO POTENTIAL RISKS RELATING TO OUR INTERNAL CONTROL OVER FINANCIAL REPORTING AND OUR ABILITY TO HAVE THE OPERATING EFFECTIVENESS OF OUR INTERNAL CONTROLS ATTESTED TO BY OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) the Securities and Exchange Commission (“SEC”) adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. A report from management on the operating effectiveness of internal controls is included in our Annual Report on Form 10-K. We are a smaller reporting company and are not required to include an attestation report of our auditor in our annual report. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. In the event we identify significant deficiencies or material weaknesses in our internal control over financial reporting that we cannot remediate in a timely manner, investors and others may lose confidence in the reliability of our financial statements.

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

PENNY STOCK REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY OF OUR SECURITIES.

As of March 31, 2022, our common stock was exempt from the definition of a Penny Stock under SEC under Rule 240.3a51-1 because it meets one of the following tests: 1) A price of over $5 per share, 2) the issuer has Average Revenue of at least $6 million for the last 3 years, or 3) the issuer has Net Tangible Assets in excess of $2 million if the issuer has been in continuous operations for at least 3 years or $5 million if less than 3 years. Should we not meet one of the aforementioned requirements in the future, our common stock would be subject to penny stock rules. Penny stock rules, may discourage broker-dealers from effecting transactions in our common stock or affect their ability to sell our securities. As a result, purchasers and current holders of our securities could find it more difficult to sell their securities. Our stock is traded on the OTC Marketplace Venture Market referred to as the OTCQB. Trading volume of OTCQB stocks have been historically lower and more volatile then stocks traded on an exchange or the Nasdaq Stock Market. In addition, we may be subject to rules of the SEC that impose additional requirements on broker-dealers when selling penny stocks to persons other than established customers and accredited investors. In general, an accredited investor is a person with assets in excess of $1,000,000 or annual income exceeding $200,000 individually, or $300,000 together with his or her spouse. The relevant SEC regulations generally define penny stocks to include any equity security not traded on an exchange or the Nasdaq Stock Market with a market price (as defined in the regulations) of less than $5 per share. Under the penny stock regulations, a broker-dealer must make a special suitability determination as to the purchaser and must have the purchaser's prior written consent to the transaction. Prior to any transaction in a penny stock covered by these rules, a broker-dealer must deliver a disclosure schedule about the penny stock market prepared by the SEC. Broker-dealers must also make disclosure concerning commissions payable to both the broker-dealer and any registered representative and provide current quotations for the securities. Finally, broker-dealers are required to send monthly statements disclosing recent price information for the penny stock held in an account and information on the limited market in penny stocks.

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

Quarter Ended	High Bid	Low Bid

Fiscal 2022
31-Mar-21	$0.10	$0.10
31-Dec-21	$0.10	$0.08
30-Sep-21	$0.13	$0.11
30-Jun-21	$0.15	$0.13

Fiscal 2021
31-Mar-21	$0.12	$0.10
31-Dec-20	$0.12	$0.11
30-Sep-20	$0.13	$0.11
30-Jun-20	$0.16	$0.16

HOLDERS OF RECORD

As of March 31, 2022, 67,588,492 shares of the Company's common stock were issued and outstanding. On March 31, 2022, there were 1,318 shareholders of record.

DIVIDENDS

The Company has never paid any cash dividends on its common stock and has no intention of paying cash dividends in the foreseeable future. The Company intends to retain all earnings, if any, for use in the operation and expansion of its business.

EQUITY COMPENSATION PLAN

None

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

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser. We offer a limited 90-day warranty on our electronics products and contract manufacturing and a limited 5-year warranty on our electronic controllers for spas and hot tubs. Historically, the amount of warranty revenue included in sales of our electronic products have been de minimus. We have no other post shipment obligations. Based on prior experience, no amounts have been accrued for potential warranty costs and actual costs were less than $2,000, for each of the fiscal years ended March 31, 2022 and 2021. For contract manufacturing, revenues are recognized after shipment of the completed products.

Amounts received from customers in advance of our satisfaction of applicable performance obligations are recorded as customer deposits. Such amounts are recognized as revenues when the related performance obligations are satisfied. Customer deposits of approximately $179,000 as of March 31, 2021 were recognized as revenues during the year ended March 31, 2022.

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

REVENUES

Revenues increased $115,963, or 4% from the prior year, which resulted from increases of $76,875 in the electronic segment, $75,217 in the chemicals segment offset by a decrease of $36,129 in the engineering segment. The increases were primarily the result of increased purchasing from customers due to the effect of the COVID shutdowns being lifted.

OPERATING LOSS

Loss from operations for the year ended March 31, 2022 was ($1,129,314). Loss from operations for the year ended March 31, 2021 was ($680,478), an increase in loss of $448,836. This was a result of an increase in selling, general and administrative expenses.

Selling, general and administrative expenses increased by $624,492 or 60%, from $1,049,198 to $1,673,690, mainly due to an increase of $172,214 in consulting expense and $625,000 in bad debt, partially offset by a decrease of $58,770 in professional fees and $47,064 in insurance expense.

NET LOSS PER SHARE

Net loss for the fiscal years ended March 31, 2022 and 2021 was ($1,384,263) and ($598,276) or ($0.02) and ($0.01) per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2022, we had cash and cash equivalents of $1,038,498 as compared to $1,546,950 at March 31, 2021. The decrease of $508,452 was primarily the result of cash used in operations in the amount of $574,951, offset by cash provided by financing activities of $66,499. We expect to have enough cash to fund operations for the next twelve months.

Future Sources of Liquidity:

We expect our primary source of cash during fiscal 2023 to be net cash provided by operating activities. We expect that growth in profitable revenues and continued focus on new customers will enable us to generate cash flows from operating activities.

If we do not generate sufficient cash from operations, face unanticipated cash needs or do not otherwise have sufficient cash, we have the ability to reduce certain expenses depending on the level of business operation.

Based on current expectations, we believe that our existing cash of $1,038,498 as of March 31, 2022 and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Although we expect available funds and funds generated from our operations to be sufficient to meet our anticipated needs for a minimum of 12 months, we may need to obtain additional capital to continue to operate and grow our business. Our cash requirements may vary materially from those currently anticipated due to changes in our operations, including our marketing and sales activities, product development, and the timing of our receipt of revenues. As of March 31, 2022, we have approximately $65,000 available for use through our line of credit. Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing on terms satisfactory to us or at all. Additionally, we will continue to reduce certain of our expenses in order to assist in meeting our capital needs.

IMPACT OF THE COVID-19 PANDEMIC

The COVID-19 pandemic has significantly curtailed global economic activity and caused significant volatility and disruption in global financial markets. We began to see the impact of COVID-19 during our fourth quarter of fiscal 2020 with certain of our customers being required to close and/or suspend their own operations due to the COVID-19 pandemic. As a result, net sales and production levels during the fourth quarter of fiscal 2020 and the majority of fiscal 2021 were reduced, thus impacting our results of operations during these quarters. The Company was impacted by supply chain shortages during the 2022 fiscal year. In May 2020, we received a loan of approximately $381,000 under the U.S. Small Business Administration Paycheck Protection Program, to assist with the economic hardships caused by the pandemic. In February 2021, we received a second loan of approximately $333,000 under the U.S. Small Business Administration Paycheck Protection Program.

The Company applied for loan forgiveness of both PPP loans. On  September 7, 2021, the Company received approval from the SBA for $361,275 of PPP loan forgiveness. On December 21, 2021, the Company received approval from the Bank for $332,542. This amount was recorded as Forgiveness of Paycheck Protection loan in the accompanying condensed Consolidated Statements of Operations for the year ended March 31, 2022.

The unforgiven portion of the first PPP loan is $19,725, which was converted to a term loan payable in equal installments of principal plus interest at 1% with a maturity date of  May 15, 2025.  No collateral or personal guarantees are required for the loan. At March 31, 2022, the outstanding balance is $17,035.

The extent of the impact of the COVID-19 pandemic on our business, financial results and liquidity will depend on future developments and the financial condition of our customers that we may not be able to foresee. Any of these factors, and other factors beyond our control, can adversely impact our results for the first quarter of fiscal 2023, as well as the full fiscal year, and such impact may be material.

OPERATING ACTIVITIES

Net cash used by operating activities was $574,951 for the fiscal year ended March 31, 2022. Cash used during the year ended March 31, 2022 was primarily due to net loss of $1,384,263, an increase in net operating assets of $267,909, and forgiveness of PPP loans of $693,517, partially offset by an increase in net operating liabilities of $18,095, a decrease in deferred taxes of $956,000, write-off of inventories of $34,406, an increase in reserve for bad debt of $625,000, depreciation and amortization of $107,253 and non-cash interest expense of $30,284.

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

INVESTING ACTIVITIES

For the fiscal years ended March 31, 2022 and 2021, net cash used in investing activities was zero.

FINANCING ACTIVITIES

For the fiscal year ended March 31, 2022, net cash provided by financing activities was $66,499, due to advances on the line of credit of $308,000, off-set by payments toward the line of credit of $199,653, payments on PPP loan of $2,690, and a decrease in due to stockholder of $39,158.

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

MARCH 31, 2022 AND 2021

I N D E X

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ADM Tronics Unlimited, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ADM Tronics Unlimited, Inc. and subsidiary (the “Company”) as of March 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

/s/ Raich Ende Malter & Co. LLP

We have served as the Company’s auditor since 2005. Melville, New York July 8, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2022	2021

ASSETS

Current assets:
Cash and cash equivalents	$1,038,498	$1,546,950
Accounts receivable, net of allowance for doubtful accounts of $675,000 and $50,000 at March 31, 2022 and March 31, 2021, respectively	729,721	1,153,684
Inventories	288,076	227,234
Prepaid expenses and other current assets	57,741	47,039

Total current assets	2,114,036	2,974,907

Other Assets:
Property and equipment, net of accumulated depreciation of $203,560 and $181,289 at March 31, 2022 and March 31, 2021, respectively	-	22,271
Operating lease right-of-use asset, net of accumulated depreciation of $307,882 and $225,781 at March 31, 2022 and March 31, 2021, respectively	513,138	595,240
Accounts receivable - long-term portion	128,322	139,496
Accounts receivable-related party, net of allowance for doubtful accounts of $250,000 at March 31, 2022 and March 31, 2021	80,090	80,090
Inventories - long-term portion	183,730	211,634
Intangible assets, net of accumulated amortization of $19,751 and $16,871 at March 31, 2022 and March 31, 2021, respectively	16,043	18,923
Other assets	90,538	90,538
Deferred tax asset	125,000	1,081,000
Total other assets	1,136,861	2,239,192

Total assets	$3,250,897	$5,214,099

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
PPP loan	$5,335	$288,257
Line of credit	334,760	226,413
Warrant liability	182,161	-
Operating lease liability-current	75,254	71,591
Accounts payable	329,554	364,305
Accrued expenses and other current liabilities	133,053	130,384
Customer deposits	263,619	293,638
Due to stockholder	50,233	89,391
Total current liabilities	1,373,969	1,463,979

Long-term liabilities
PPP loan, net of current maturities	11,700	425,285
Operating lease liability, net of current portion	491,265	566,609
Total long-term liabilities	502,965	991,894

Total liabilities	1,876,934	2,455,873

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 shares authorized, 67,588,492 shares issued and outstanding	33,794	33,794
Additional paid-in capital	33,311,672	33,311,672
Accumulated deficit	(31,971,503)	(30,587,240)
Total stockholders' equity	1,373,963	2,758,226

Total liabilities and stockholders' equity	$3,250,897	$5,214,099

The accompanying notes are an integral part of these

consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

	2022	2021

Net revenues	$3,206,594	$3,090,631

Cost of sales	1,957,956	1,928,789

Gross Profit	1,248,638	1,161,842

Operating expenses:
Research and development	615,926	655,962
Selling, general and administrative	1,673,690	1,049,198
Stock based compensation	-	17,603
Depreciation and amortization	88,336	119,557

Total operating expenses	2,377,952	1,842,320

Loss from operations	(1,129,314)	(680,478)

Other income (expense):
EIDL Grant	-	10,000
Forgiveness of Paycheck Protection Program loan	693,817	-
Interest income	3,013	14,588
Interest and finance expenses	(15,597)	(10,386)

Total other income	681,233	14,202

Loss before provision for taxes	(448,081)	(666,276)

Provision (benefit) for income taxes:
Current	(19,818)	(6,000)
Deferred	956,000	(62,000)
		.
Total benefit (provision) for income taxes	936,182	(68,000)

Net loss	$(1,384,263)	$(598,276)

Basic and diluted loss per common share:	$(0.02)	$(0.01)

Weighted average shares of common stock outstanding - basic and diluted	67,588,492	67,588,492

The accompanying notes are an integral part of these

consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2020	67,588,492	$33,794	$33,294,069	$(29,988,964)	$3,338,899

Net loss	-	-	-	(598,276)	(598,276)

Stock based compensation	-	-	17,603	-	17,603

Balance at March 31, 2021	67,588,492	33,794	33,311,672	(30,587,240)	2,758,226

Net loss	-	-	-	(1,384,263)	(1,384,263)

Balance at March 31, 2022	67,588,492	$33,794	$33,311,672	$(31,971,503)	$1,373,963

The accompanying notes are an integral part of these

consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2022 AND 2021

	2022	2021
Cash flows from operating activities:
Net (loss)	$(1,384,263)	$(598,276)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation and amortization	107,253	149,535
Write-off of inventories	34,406	121,999
Stock based compensation	-	17,603
Bad debt	625,000	75,000
Deferred taxes	956,000	(62,000)
Non-cash interest expense	30,194	33,768
Forgiveness of Paycheck Protection Program loan	(693,817)	-
Warrant liability	182,161	-
Changes in operating assets and liabilities balances:
Accounts receivable	(189,863)	(257,641)
Inventories	(67,344)	(56,151)
Prepaid expenses and other current assets	(10,702)	(23,515)
Accounts payable	(34,751)	(1,170)
Customer deposits	(30,019)	(61,109)
Accrued expenses and other current liabilities	2,669	(5,805)
Payments of operating lease liability	(101,875)	(101,875)
Net cash (used in) operating activities	(574,951)	(769,637)

Cash flows provided by (used in) financing activities:
Due to shareholder	(39,158)	(10,624)
Proceeds from line of credit	308,000	241,413
Repayments of line of credit	(199,653)	(45,000)
Proceeds from PPP loan	-	713,542
Repayments on PPP loan	(2,690)	-
Repayments on capital lease payable	-	(21,458)

Net cash provided by financing activities	66,499	877,873

Net increase (decrease) in cash and cash equivalents	(508,452)	108,236

Cash and cash equivalents - beginning of period	1,546,950	1,438,714

Cash and cash equivalents - end of period	$1,038,498	$1,546,950

Cash paid for:
Interest	$15,597	$5,966

The accompanying notes are an integral part of these

consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 AND 2021

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

Electronic equipment is manufactured in accordance with customer specifications on a contract basis. Our electronic device product line consists principally of proprietary devices used in diagnostics and therapeutics of humans and animals and electronic controllers for spas and hot tubs. These products are sold to customers located principally in the United States. We are registered with the FDA as a contract manufacturing facility and we manufacture medical devices for customers in accordance with their designs and specifications. Our chemical product line is principally comprised of water-based chemical products used in the food packaging and converting industries, and anti-static conductive paints, coatings and other products. These products are sold to customers located in the United States, Australia, Asia and Europe. We also provide research, development, regulatory and engineering services to customers. Our subsidiary, SMI, is involved in medical electronic therapeutic technology.

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

CASH AND CASH EQUIVALENTS

Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses to date as a result of this policy. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000 per institution. At March 31, 2022, approximately $887,000 exceeded the FDIC limit.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The carrying amounts of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed the due date and estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to expenses and a credit to a valuation allowance, based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Allowance for doubtful accounts for the fiscal years ended March 31, 2022 and March 31, 2021 was $925,000 and $300,000, respectively.

REVENUE RECOGNITION

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser. We offer a limited 90-day warranty on our electronics products and contract manufacturing and a limited 5-year warranty on our electronic controllers for spas and hot tubs. Historically, the amount of warranty revenue included in sales of our electronic products have been de minimus. We have no other post shipment obligations. Based on prior experience, no amounts have been accrued for potential warranty costs and actual costs were less than $2,000, for each of the fiscal years ended March 31, 2022 and 2021. For contract manufacturing, revenues are recognized after shipment of the completed products.

Amounts received from customers in advance of our satisfaction of applicable performance obligations are recorded as customer deposits. Such amounts are recognized as revenues when the related performance obligations are satisfied. Customer deposits of approximately $179,000 as of March 31, 2021 were recognized as revenues during the year ended March 31, 2022.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to $27,546 and $34,473 for the fiscal years ended March 31, 2022 and 2021, respectively.

SHIPPING AND HANDLING COSTS

Shipping and handling costs incurred for the years ended March 31, 2022 and 2021 were $9,371 and $4,264, respectively. Such costs are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations.

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

The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 31, 2022, and 2021, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Per share basic and diluted (loss) amounted to ($0.02) and ($0.01) for the fiscal years ended March 31, 2022 and 2021, respectively.

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

PAYCHECK PROTECTION PROGRAM LOAN

As disclosed in Note 8, the Company has chosen to account for the loans under FASB ASC 470, Debt. Repayment amounts due within one year are recorded as current liabilities, and the remaining amounts due in more than one year, if any, as long-term liabilities. In accordance with ASC 835, Interest, no imputed interest is recorded as the below market interest rate applied to this loan is governmentally prescribed. As the Company was successful in receiving forgiveness for those portions of the loan used for qualifying expenses, those amounts were recorded as a gain upon extinguishment as noted in ASC 405, Liabilities.

During the fiscal year ended March 31, 2022, the Company reported $693,817 of Forgiveness of Paycheck Protection Program under Other Income on the consolidated statement of operations.

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

NOTE 3 - INVENTORIES

Inventories at March 31, 2022 consisted of the following:
	Current	Long Term	Total
Raw materials	$240,163	$181,416	$421,579
Finished goods	47,913	2,314	50,227
Totals	$288,076	$183,730	$471,806

Inventories at March 31, 2021 consisted of the following:
	Current	Long Term	Total
Raw materials	$139,361	$202,846	$342,207
Finished goods	87,873	8,788	96,661
Totals	$227,234	$211,634	$438,868

NOTE 4 - PROPERTY AND EQUIPMENT

	March 31.	March 31.
	2022	2021
Machinery and equipment	$199,810	$199,810
Leasehold improvements	3,750	3,750
	203,560	203,560

Accumulated depreciation and amortization	(203,560)	(181,289)

Property and equipment, net	$-	$22,271

Depreciation and amortization expense related to property and equipment amounted to $22,271 and $35,687 for the years ended March 31, 2022 and 2021, respectively.

NOTE 5 - INTANGIBLE ASSETS

Intangible assets are being amortized using the straight-line method over periods ranging from 10-15 years with a weighted average remaining life of approximately 6 years.

	March 31, 2022						March 31, 2021
	Cost	Weighted Average Amortization Period (Years)			Accumulated Amortization	Net Carrying Amount	Cost	Weighted Average Amortization Period (Years)			Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$35,794	10	-	15	$(19,751)	$16,043	$35,794	10	-	15	$(16,871)	$18,923

Amortization expense was $2,880 and $2,882 for the years ended March 31, 2022 and 2021, respectively.

Estimated aggregate future amortization expense related to intangible assets is as follows:

For the fiscal years ended March 31,
2023	$2,882
2024	2,882
2025	2,465
2026	2,529
2027	1,486
Thereafter	3,799
$16,043

NOTE 6 – ACCOUNTS RECEIVABLE - RELATED PARTY

The Company has a $75,000 investment for 23.2% of Qol Devices Inc. (Qol), which is carried at cost and reported as a component of other assets in the accompanying consolidated balance sheets.

The Company provided $330,090 in engineering services to Qol during the year March 31, 2018. Qol owes the Company $330,090 as of March 31, 2022. The receivable is shown net of a $250,000 allowance for doubtful accounts on the consolidated balance sheet as of March 31, 2022.

NOTE 7 – LINE OF CREDIT

On June 15, 2018, the Company obtained an unsecured revolving line of credit, with a limit per annum of $400,000. The line expires May 15, 2023, renewing automatically every year. The Company is required to make monthly interest payments, at a rate of 5.37% and 3.87% as of March 31, 2022 and 2021, respectively. Any unpaid principal will be due upon maturity. As of March 31, 2022 and 2021, the outstanding balance was $334,760 and $226,413, respectively.

NOTE 8 - PAYCHECK PROTECTION PROGRAM LOAN

In May 2020, the Company obtained funding through the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) of $381,000. In February 2021, a second PPP loan was obtained in the amount of $332,542, for a total of $713,542. The loans will be fully forgiven if the funds are used for payroll costs, interest on mortgages, rent, and utilities, with at least 60% being used for payroll. The Company did use the funds for these expenses during the year ended March 31, 2021. The Company applied for loan forgiveness of both PPP loans. On September 7, 2021, the Company received from the SBA for $361,275 of PPP loan forgiveness. On December 21, 2021, The Company received approval from the SBA for $332,542 of PPP loan forgiveness on the second loan. A total of $693,817 was recorded as Forgiveness of Paycheck Protection Program loan in the accompanying consolidated statements of operations for the year ended March 31, 2022.

The unforgiven portion of the first PPP loan is $19,725, which was converted to a term loan payable in equal installments of principal plus interest at 1% with a maturity date of May 15, 2025. No collateral or personal guarantees are required for the loan. As of March 31, 2022, the outstanding balance is $17,035.

NOTE 9 – LEASES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2028. The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of March 31, 2022:

For the fiscal year ended March 31,	Amount
2023	$101,875
2024	105,625
2025	106,875
2026	106,875
2027	106,875
Thereafter	133,594
661,719
Less: Amount attributable to imputed interest	(95,200)
$566,519

Weighted average remaining lease term (in years)	6.3
Weighted average discount rate	5.00%

Rent and real estate tax expense for all facilities for the years ended March 31, 2022 and 2021 was approximately $137,000 and $136,000, respectively, and are reported as a component of cost of sales and selling, general and administrative expenses in the accompanying consolidated statement of operations. The Company paid in $101,875 in lease payments during the year.

NOTE 10 – CONCENTRATIONS

During the year ended March 31, 2022 and 2021, two customers accounted for 51% of our revenue. As of March 31, 2022, three customers accounted for 75% of our gross accounts receivable. As of March 31, 2021, three customers accounted for 81% of our accounts receivable. The loss of these major customers could have a material impact on our operations and cash flow.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Revenues from foreign customers represented $286,184 of our net revenue or 9% for the year ended March 31, 2022. Revenues from foreign customers represented $266,940 of our net revenue or 9% for the year ended March 31, 2021.

NOTE 11 - SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Electronics	Engineering	Total
Twelve months ended March 31, 2022
Revenue from external customers	$1,319,578	$1,405,594	$481,422	$3,206,594
Segment operating (loss)	$(443,587)	$(662,808)	$(22,919)	$(1,129,314)

Twelve months ended March 31, 2021
Revenue from external customers	$1,244,361	$1,328,719	$517,551	$3,090,631
Segment operating income (loss)	$(263,061)	$(457,372)	$39,955	$(680,478)

Total assets at March 31, 2022	$1,332,867	$1,430,395	$487,635	$3,250,897

Total assets at March 31, 2021	$2,033,499	$2,294,203	$886,397	$5,214,099

NOTE 12 - DISAGGREGATED NET REVENUES

The following tables show the Company's net revenues disaggregated by reportable segment and by product and service type:

	Fiscal Year Ended March 31,
	2022	2021
Net Revenue in the US
Chemical	$1,033,394	$977,422
Electronics	1,405,594	1,328,719
Engineering	481,422	517,550
	$2,920,410	$2,823,691

Net Revenue outside the US
Chemical	$286,184	$266,940
Electronics	-	-
Engineering	-	-
	$286,184	$266,940

Total Revenues	$3,206,594	$3,090,631

NOTE 13 - INCOME TAXES

At March 31, 2022, the Company had federal and state net operating loss carry-forwards, (NOL’s) of approximately $3,486,000, of which $1,979,000 are due to expire through fiscal year 2037. The remaining NOL’s will not expire. These NOLs may be used to offset future taxable income through their respective expiration dates and thereby reduce or eliminate our federal and state income taxes otherwise payable. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. Ultimate utilization of such NOL’s and credits is dependent upon the Company’s ability to generate taxable income in future periods and may be significantly curtailed if a significant change in ownership occurs.

Significant components of deferred tax assets are as follows as of March 31, 2022 and 2021:

	2022	2021

Net operating loss carry-forward	$834,000	$644,000
Research & development tax credit carry-forward	426,000	355,000
Allowance for doubtful accounts	190,000	84,000
Valuation allowance	(1,323,000)	-
Other	(2,000)	(2,000)

Deferred tax asset, net	$125,000	$1,081,000

The benefit from (provision) for income taxes for the years ended at March 31, 2022 and 2021 differs from that amount using the statutory federal income tax rate as follows:

	2022	2021

Statutory federal income tax rate	21%	21%
State Taxes, net of federal	(1%)	7%
Valuation allowance	(296%)	0%
Other	67%	(18%)
Effective income tax rate	(209%)	10%

NOTE 14 – STOCK BASED COMPENSATION

On January 13, 2020, ADM granted 300,000 stock options to one employee at an exercise price of $0.20 per option with a term of two years subject to vesting in four equal amounts of 75,000 share every six months. The options were valued at $35,206 using the Black Scholes option pricing model with the following assumptions: risk free interest rate of 1.58%, volatility of 132%, estimated useful life of 3 years and dividend rate of 0% During the year ended March 31, 2021, 150,000 of the stock options became exercisable, resulting in stock based compensation of $17,603. During the year ended March 31, 2022, the stock options were cancelled.

The following table summarizes information on all common share purchase options issued by us as of March 31, 2022 and 2021.

	2022		2021
	# of Shares	Weighted	# of Shares	Weighted
		Average		Average
		Exercise		Exercise
		Price		Price

Outstanding, beginning of year	300,000	$0.20	300,000	$0.20

Issued	-	-	-	-

Exercised	-	-	-	-

Expired	-	-	-	-

Cancelled	(300,000)	0.20	-	-

Outstanding, end of year	-	$-	300,000	$0.20

Exercisable, end of year	-	$-	150,000	$0.20

NOTE 15 – WARRANT LIABILITY

On July 2, 2021, ADM entered into a consulting agreement. The agreement granted a consultant a warrant to purchase up to 3,500,000 shares of the Company's par value common stock at an exercise price of $0.17 per share for the first twelve months of the agreement and $0.20 per share for the second twelve months of the agreement.

The warrants were classified as a liability in the total amount of $287,844, using the Black Scholes option pricing model with the following assumptions: risk free interest rate of 1.58%, volatility of 143%, estimated useful life of 2 years and dividend rate of 0%

In addition, the warrants must be valued every reporting period and adjusted to market with the increase or decrease being adjusted through earnings. As of March 31, 2022, the fair value of the warrant liability was $182,161.

NOTE 16 – DUE TO STOCKHOLDER

The Company’s President has been deferring his salary and bonuses periodically to assist the Company’s cash flow. There are no repayment terms or interest accruing on this liability.

NOTE 17 – LEGAL PROCEEDINGS

We are involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. There are no pending material legal proceedings or environmental investigations to which we are a party or to which our property is subject.

NOTE 18 – SUBSEQUENT EVENTS

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

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation as of March 31, 2022, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are not effective.

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

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting as of March 31, 2022, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its assessment, management has concluded that our internal control over financial reporting was not effective as of March 31, 2022.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

The determination that our disclosure controls and procedures were not effective as of March 31, 2022 are a result of:

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

The Company believes that the financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of March 31, 2022 and 2021 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended March 31, 2022 and 2021, in accordance with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

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

Name	Age	Position
Andre' DiMino	66	President, Chief Executive Officer
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

ITEM 11. EXECUTIVE COMPENSATION

Name and Principal Position	Year	Salary	Bonus	Option	Other	Total

Andre' DiMino, Chief Executive Officer	2022	$160,500	$16,050	-	-	$176,550

	2021	$157,065	$15,707	-	-	$172,772

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

STOCKHOLDER MATTERS:

The following table sets forth information regarding ownership of shares of Company’s common stock, as of March 31, 2022, by (i) each person known to ADM to be the owner of 5% or more of ADM’s common stock (ii) each director and director nominee of ADM, (iii) the Named Officer, and (iv) all directors and officers of ADM as a group. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of the Company’s common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of any shares of Common Stock over which he or she has or shares, directly or indirectly, voting or investment power; or of which he or she has the right to acquire beneficial ownership at any time within 60 days after March 31, 2022. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. Common Stock beneficially owned and percentage ownership is based on 67,588,492 shares of Common Stock outstanding as of March 31, 2022.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate fees billed for professional services rendered by Raich Ende Malter & Co. LLP ("Raich") for the audit of the Company's annual consolidated financial statements for the fiscal years ended March 31, 2022 and 2021, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q for the fiscal years ended March 31, 2022 and 2021, were approximately $95,000 and $90,000, respectively.

AUDIT-RELATED FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2022 and 2021 for assurance and related services by Raich that are reasonably related to the performance of the audit or review of the Company's financial statements and not reported above under “Audit Fees” were $0 for each year.

TAX FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2022 and 2021 for professional services rendered by Raich for tax compliance were approximately $10,000 and $21,000, respectively.

ALL OTHER FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2022 and March 31, 2021 for products and services provided by Raich other than the services reported above under “Audit Fees”, “Audit Related Fees” and “Tax Fees” were $0.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 8th day of July, 2022.

ADM TRONICS UNLIMITED, INC.

By:	/s/ Andre' DiMino
Andre' Di Mino
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

		Title	Date

/s/	Andre' DiMino	Chief Executive Officer (Principal	July 8, 2022
	Andre' DiMino	Executive Officer, Principal
Financial Officer and Principal
Accounting Officer) and Director