Form 10-Q
period 2022-06-30
ADM TRONICS UNLIMITED, INC.
filed 2022-08-22
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The Company has 67,588,492 shares outstanding as of August 22, 2022.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2022	2022
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$887,546	$1,038,498
Accounts receivable, net of allowance for doubtful accounts of $675,000 at June 30, 2022 and March 31, 2022, respectively	728,938	729,721
Inventories	428,509	288,076
Prepaid expenses and other current assets	167,736	57,741

Total current assets	2,212,729	2,114,036

Other Assets:
Operating lease right-of-use asset	492,612	513,138
Loan receivable	208,901	128,322
Due from affiliate	80,090	80,090
Inventories - long-term portion	183,730	183,730
Intangible assets, net of accumulated amortization of $20,741 and $19,751 at June 30, 2022 and March 31, 2022, respectively	15,323	16,043
Other assets	90,538	90,538
Deferred tax asset	125,000	125,000
Total other assets	1,196,194	1,136,861

Total assets	$3,408,923	$3,250,897

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	475,632	329,554
Accrued expenses and other current liabilities	103,866	133,053
PPP loan	15,690	5,335
Line of credit	360,506	334,760
Warrant liability	-	182,161
Operating lease liability	82,917	75,254
Customer deposits	242,930	263,619
Due to stockholder	40,046	50,233
Total current liabilities	1,321,587	1,373,969

Long-term liabilities
PPP loan less current portion	-	11,700
Operating lease liability less current portion	464,195	491,265
Total long-term liabilities	464,195	502,965

Total liabilities	1,785,782	1,876,934

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 shares authorized, 67,588,492 shares issued and outstanding	33,794	33,794
Additional paid-in capital	33,599,516	33,311,672
Accumulated deficit	(32,010,169)	(31,971,503)
Total stockholders' equity	1,623,141	1,373,963

Total liabilities and stockholders' equity	$3,408,923	$3,250,897

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

	2022	2021

Net revenues	$921,408	$721,358

Cost of sales	538,349	419,376

Gross Profit	383,059	301,982

Operating expenses:
Research and development	123,600	161,368
Selling, general and administrative	294,084	183,611

Total operating expenses	417,684	344,979

Loss from operations	(34,625)	(42,997)

Other income (expense):
Interest income	473	1,064
Interest and finance expenses	(4,514)	(2,239)

Total other income (expense)	(4,041)	(1,175)

Loss before provision for taxes	(38,666)	(44,172)

Provision (benefit) for income taxes:
Current	-	5,500
Deferred	-	(19,000)

Total benefit (provision) for income taxes	-	(13,500)

Net loss	$(38,666)	$(30,672)

Basic and diluted loss per common share:	$(0.00)	$(0.00)

Weighted average shares of common stock outstanding - basic and diluted	67,588,492	67,588,492

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

	Common Stock	Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at April 1, 2020	67,588,492	$33,794	$33,311,672	$(30,587,240)	$2,758,226

Net loss				(30,672)	(30,672)

Balance at June 30, 2021	67,588,492	$33,794	$33,311,672	$(30,617,912)	$2,727,554

Balance at April 1, 2022	67,588,492	$33,794	$33,311,672	$(31,971,503)	$1,373,963

Stock based compensation			287,844		287,844
					-
Net loss				(38,666)	(38,666)
					-
Balance at June 30, 2022	67,588,492	$33,794	$33,599,516	$(32,010,169)	$1,623,141

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2022 AND 2021

	2022	2021
Cash flows from operating activities:
Net loss	$(38,666)	$(30,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	720	29,012
Write-off of inventories	6,976	18,375
Deferred taxes	-	(19,000)
Non-cash interest expense	7,006	7,905
Amortization of right-to-use asset	20,526	-
Stock based compensation	35,848	-
Changes in operating assets and liabilities balances:
Accounts receivable	(79,796)	(37,777)
Inventories	(147,409)	(73,576)
Prepaid expenses and other current assets	(40,160)	(19,486)
Accounts payable	146,078	(58,256)
Customer deposits	(20,689)	(25,432)
Accrued expenses and other current liabilities	(29,187)	(33,526)
Payments of operating lease liability	(25,469)	(25,469)
Net cash used in operating activities	(164,222)	(267,902)

Cash flows provided (used) in financing activities:
Due to shareholder	(10,187)	4,053
Proceeds from line of credit	48,148	22,000
Repayments of line of credit	(23,346)	-
Proceeds (payments) from/to PPP loan	(1,345)	-

Net cash provided by financing activities	13,270	26,053

Net increase (decrease) in cash and cash equivalents	(150,952)	(241,849)

Cash and cash equivalents - beginning of period	1,038,498	1,546,950

Cash and cash equivalents - end of period	$887,546	$1,305,101

Cash paid for:
Interest	$4,514	$2,239
Taxes	$-	$-
Non-cash activities:
Reclass of Warrant Liability to Additional Paid in Capital	$(182,161)	$-
Initial recognition of prepaid warrant expense	$(105,683)	$-

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the Three Months Ended June 30, 2022 And 2021

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by ADM pursuant to accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the condensed financial position and operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended March 31, 2022 as disclosed in our annual report on Form 10-K for that year. Unaudited interim results are not necessarily indicative of the results for the full fiscal year ending March 31, 2023. The consolidated balance sheet as of March 31, 2022 was derived from the audited consolidated financial statements as of and for the year then ended.

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

CASH AND CASH EQUIVALENTS

Cash equivalents are comprised of highly liquid investments with original maturities of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses to date as a result of this policy. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At June 30, 2022 and March 31, 2022, approximately $788,000 and $887,000, respectively, exceeded the FDIC limit.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The carrying amounts of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed the due date and estimates the portion, if any, of the balance that will be collected. Management provides for probable uncollectible amounts through a charge to expenses and a credit to a valuation allowance, based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

REVENUE RECOGNITION

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser. We offer a limited 90-day warranty on our electronics products and contract manufacturing, and a limited 5-year warranty on our electronic controllers for spas and hot tubs. Historically, the amount of warranty expense included in sales of our electronic products have been de minimis. We have no other post shipment obligations. For contract manufacturing, revenues are recognized after shipments of the completed products.

Amounts received from customers in advance of our satisfaction of applicable performance obligations are recorded as customer deposits. Such amounts are recognized as revenues when the related performance obligations are satisfied. Customer deposits of approximately $39,000 as of March 31, 2022 were recognized as revenues during the three months ended June 30, 2022.

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

Long-Term Inventory: Due to recent shortages of materials relating to supply chain and COVID issues, when an item the Company believes will be used in the future, even beyond the current fiscal year, becomes available, it will purchase as many items as management deems necessary to fulfill future orders.

PROPERTY AND EQUIPMENT

We record our property and equipment at historical cost. We expense maintenance and repairs as incurred. Depreciation is provided for by the straight-line method over five to seven years, the estimated useful lives of the property and equipment.

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to $8,796 and $7,785 for the three months ended June 30, 2022 and 2021, respectively.

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

There were no anti-dilutive instruments in force during the periods ended June 30, 2022 and 2021, respectively.

Per share basic and diluted (loss) amounted to $0.00 and $(0.00) for the three months ended June 30, 2022 and 2021, respectively.

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

RECLASSIFICATION

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net loss.

NEW ACCOUNTING STANDARDS

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). The new standard adjusts the accounting for assets held at amortized cost basis, including marketable securities accounted for as available for sale, and trade receivables. The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For public entities except smaller reporting companies, the guidance is effective for annual reporting periods beginning after December 15, 2019 and for interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-10, which deferred the effective date for non-public entities and smaller reporting companies to annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. Early application is allowed. The Company expects to adopt this guidance effective April 1, 2023, and it is currently evaluating the impact on its condensed consolidated financial statements and related disclosures.

The Company is assessing this guidance to determine what modifications to existing credit estimation processes may be required. The new guidance is complex and management is evaluating preliminary output from models that have been developed during this evaluative phase. In addition, future levels of allowances will also reflect new requirements to include estimated credit losses on investment securities classified as held-to-maturity, if any. It has been generally assumed that the conversion from the incurred loss model, required under current GAAP, to the current expected credit loss (CECL) methodology (as required upon implementation of this Update) will, more likely than not, result in increases to the allowances for credit losses. However, the amount of any change in the allowance for credit losses resulting from the new guidance will ultimately be impacted by the provisions of this guidance as well as by loan and trade receivable composition and asset quality at the adoption date, and economic conditions and forecasts at the time of adoption. The cumulative impact of the economic effects of the COVID-19 pandemic on the changes to the allowance for loan and trade receivable losses, that will be required upon the implementation of the CECL methodology, cannot be estimated at this time.

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. The Company does not believe that the impact of recently issued standards that are not yet effective will have a material impact on the Company’s financial position or results of operations upon adoption.

NOTE 3 - INVENTORIES

Inventories at June 30, 2022 consisted of the following:
	Current	Long Term	Total
Raw materials	$364,776	$181,416	$546,192
Finished goods	63,733	2,314	66,047
Totals	$428,509	$183,730	$612,239

Inventories at March 31, 2022 consisted of the following:
	Current	Long Term	Total
Raw materials	$240,163	$181,416	$421,579
Finished goods	47,913	2,314	50,227
Totals	$288,076	$183,730	$471,806

NOTE 4 - INTANGIBLE ASSETS

Intangible assets are being amortized using the straight-line method over periods ranging from 10-15 years with a weighted average remaining life of approximately 6 years.

	June 30, 2022						March 31, 2022
	Cost	Weighted Average Amortization Period (Years)			Accumulated Amortization	Net Carrying Amount	Cost	Weighted Average Amortization Period (Years)			Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$35,794	10	-	15	$(20,471)	$15,323	$35,794	10	-	15	$(19,751)	$16,043

Estimated aggregate future amortization expense related to intangible assets is as follows:

For the fiscal years ended June 30,
2023	2,882
2024	2,882
2025	2,275
2026	1,725
2027	1,725
Thereafter	3,834
$15,323

NOTE 5 – CONCENTRATIONS

During the three months ended June 30, 2022, one customer accounted for 44% of our net revenue. During the three months ended June 30, 2021, two customers accounted for 46% of net revenue.

As of June 30, 2022, three customers represented 78% of our gross accounts receivable. As of March 31, 2022, three customers accounted for 75% of our gross accounts receivable.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Net revenues from foreign customers for the three months ended June 30, 2022 and 2021 were $125,275 or 14% and $81,953 or 11%, respectively.

NOTE 6 - DISAGGREGATED REVENUES AND SEGMENT INFORMATION

The following tables show the Company's revenues disaggregated by reportable segment and by product and service type:

	Three Months Ended June 30,
	2022	2021
Net Revenue in the US
Chemical	$246,900	$233,304
Electronics	475,492	222,574
Engineering	73,741	183,527
	796,133	639,405

Net Revenue outside the US
Chemical	125,275	81,953
Electronics	-	-
Engineering	-	-
	125,275	81,953

Total Revenues	$921,408	$721,358

Information about segments is as follows:

	Chemical	Electronics	Engineering	Total
Three months ended June 30, 2022
Revenue from external customers	$372,175	$464,692	$84,541	$921,408
Segment operating income/(loss)	$11,393	$(66,655)	$20,637	$(34,625)

Three months ended June 30, 2021
Revenue from external customers	$315,257	$222,574	$183,527	$721,358
Segment operating income/(loss)	$(11,107)	$(93,473)	$61,583	$(42,997)

Total assets at June 30, 2022	$1,397,658	$1,704,462	$306,803	$3,408,923

Total assets at March 31, 2022	$1,332,867	$1,430,395	$487,635	$3,250,897

NOTE 7 – DUE FROM AFFILIATE

The Company has a $75,000 investment for 23.2% of Qol Devices Inc. (Qol), which is carried at cost and reported as a component of other assets in the accompanying consolidated balance sheets.

The Company provided $330,090 in engineering services to Qol during the year  March 31, 2018.  The receivable is shown net of a $250,000 allowance for doubtful accounts on the consolidated balance sheets as of June 30, 2022 and  March 31, 2022

NOTE 8 – LEASES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2028. The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of June 30, 2022:

For the fiscal year ended:	Amount

June 30, 2023	$101,875
June 30, 2024	106,875
June 30, 2025	106,875
June 30, 2026	106,875
June 30, 2027	115,781
June 30, 2028	97,969
636,250
Less: Amount attributable to imputed interest	(88,103)
$548,147

Weighted average remaining lease term (in years)	3.5
Weighted average discount rate	5%

Rent and real estate tax expense for all facilities for the three months ended June 30, 2022 and 2021 was approximately $34,000 and $23,000, respectively. These are reported as a component of cost of sales and selling, general and administrative expenses in the accompanying consolidated statements of operations.

NOTE 9 – PAYCHECK PROTECTION PROGRAM (PPP) Loan

In   May 2020, the Company obtained funding through the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) of $381,000.  In   February 2021, a second PPP loan was obtained in the amount of $332,542, for a total of $713,542.  The loans will be fully forgiven if the funds are used for payroll costs, interest on mortgages, rent, and utilities, with at least 60% being used for payroll.  The Company did use the funds for these expenses during the year ended   March 31, 2021. The Company applied for loan forgiveness of both PPP loans. On  September 7, 2021, the Company received approval from the SBA for $361,275 of PPP loan forgiveness. On December 21, 2021, the Company received approval from the Bank for $332,542. This amount was recorded as Forgiveness of Paycheck Protection loan in the accompanying condensed Consolidated Statements of Operations during the fiscal year ended March 31, 2022.

The unforgiven portion of the first PPP loan is $19,725, which was converted to a term loan payable in equal installments of principal plus interest at 1% with a maturity date of  May 15, 2025.  No collateral or personal guarantees is required for the loan. At June 30, 2022, the outstanding balance is $15,690.

NOTE 10 – LINE OF CREDIT

On June 15, 2018, the Company obtained an unsecured revolving line of credit, with a limit of $400,000. The line expires May 15, 2022, renewing automatically every year.  The Company is required to make monthly interest payments, at a rate of 3.87% as of June 30, 2022. Any unpaid principal will be due upon maturity.  At June 30, 2022 and March 31, 2022, the outstanding balance was $360,506 and $334,760, respectively.

NOTE 11 – WARRANT LIABILITY

On July 2, 2021, ADM entered into a consulting agreement. The agreement granted a consultant a warrant to purchase up to 3,500,000 shares of the Company's par value common stock at an exercise price of $0.17 per share for the first twelve months of the agreement and $0.20 per share for the second twelve months of the agreement.

During the preparation of our consolidated financial statements for the three months ended June 30, 2022, we identified an error relating to the accounting treatment of the initial warrant liability in July of 2021 that was originally valued at approximately $288,000 and was subsequently revalued at March 31, 2022 for a value of approximately $182,000. The error caused additional paid in capital to be understated by approximately $288,000, warrant liability to be overstated by approximately $182,000, prepaid expenses to be understated by approximately $181,000, and net loss to be overstated by approximately $75,000 as of and for the year ended March 31, 2022.

We concluded the impact on the interim financial statements was immaterial and corrected the balances as of June 30, 2022.

NOTE 12 – DUE TO STOCKHOLDER

The Company’s President has been deferring his salary and bonuses periodically to assist the Company’s cash flow. There are no repayment terms or interest accruing on this liability.

NOTE 13 – LEGAL PROCEEDINGS

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "forecasts", "projects", or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-Q to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Item. 1 Description of Business – Risk Factors" and elsewhere in or incorporated by reference into our Annual Report on Form 10-K for the year ended March 31, 2022.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2022 AS COMPARED TO JUNE 30, 2021.

Revenues for the three months ended June 30, 2022 increased by $200,050. The increase is a result of increased sales of $56,918 in the Chemical segment and $242,118 in the Electronics segment offset by a decrease of $98,986 in the Engineering segment.

Gross profit for the three months ended June 30, 2022 increased by $118,973. The increase in gross profit resulted primarily from increased sales in Electronics and Chemical sales.

We are highly dependent upon certain customers. During the three months ended June 30, 2022, four customers accounted for 82% of our net revenue. Net revenues from foreign customers for the three months ended June 30, 2022 was $125,275 or 14%.

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

Loss from operations for the three months ended June 30, 2022 was ($34,625) compared to loss from operations for the three months ended June 31, 2021 of ($42,997).

Other income decreased $2,866 for the three months ended June 30, 2022. The decrease is attributable to less interest earned due to lower cash reserves as compared to June 30, 2021.

The foregoing resulted in a net loss before provision for income taxes for the three months ended June 30, 2022 of $(77,728). Earnings per share were ($0.00) for the three months ended June 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2022, we had cash and cash equivalents of $887,546 as compared to $1,038,498 at March 31, 2022. The $150,952 decrease was primarily the result of cash used in operations during the three-month period in the amount of $164,222, offset with cash provided in financing activities of $13,270. Our cash will continue to be used for increased marketing costs, and increased production labor costs all in an attempt to increase our revenue, as well as increased expenditures for our internal R&D.  We expect to have enough cash to fund operations for the next twelve months.

Below is a summary of our cash flow for the three-month ending periods indicated:

	June 30, 2022	June 30, 2021
Net cash used in operating activities	$(164,222)	$(267,902)
Net cash used in investing activities	-	-
Cash flows provided financing activities:	13,270	26,053
Net decrease in cash and cash equivalents	(150,952)	(241,849)
Cash and cash equivalents - beginning of period	1,038,498	1,546,950
Cash and cash equivalents - end of period	887,546	1,305,101

Future Sources of Liquidity:

We expect that growth with profitable customers and continued focus on new customers will enable us to generate cash flows from perating activities during fiscal 2023.

Based on current expectations, we believe that our existing cash and cash equivalents of $887,546 as of June 30, 2022, and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash used by operating activities was $164,222 for the three months ended June 30, 2022, as compared to net cash used by operating activities of $267,902 for the three months ended June 30, 2021. The cash used during the months ended June 30, 2022 was primarily due to a decrease in net operating assets of $192,455, an increase in net operating liabilities of $70,733, and a net loss of $38,666 partially offset by, write-off of inventories of $6,976, depreciation and amortization of $21,246, and stock based compensation of $287,844 (see Note 12 Warrant Liability), and non-cash interest expense of $7,006.

INVESTING ACTIVITIES

No cash was provided for or used in investing activities for the three months ended June 30, 2022.

FINANCING ACTIVITIES

For the three months ended June 30, 2022, net cash provided by financing activities was $13,270 due to net advances from the line of credit of $24,802, a decrease in due to stockholder of $10,187 offset by repayments on the PPP loan of $1,345.

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

Cash and cash equivalents – For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at inception. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held at these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At June 30, 2022, approximately $637,000 exceeded the FDIC limit.

Our sales are materially dependent on a small group of customers, as noted in Note 6 of our condensed consolidated financial statements. We monitor our credit risk associated with our receivables on a routine basis. We also maintain credit controls for evaluating and granting customer credit.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Ru1e 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly and year to date period ended June 30, 2022, there were no changes in the Company's internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

The determination that our disclosure controls and procedures were not effective as of June 30, 2022, is a result of:

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

The Company believes that the financial statements present fairly, in all material respects, the Company’s condensed consolidated balance sheets as of June 30, 2022, and March 31, 2022 and the related condensed consolidated statements of operations, and cash flows for the three months ended June 30, 2022 and 2021, in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended March 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS.

(a) Exhibit No.

21.1	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance
101.SCH**	Inline XBRL Taxonomy Extension Schema
101.CAL**	Inline XBRL Taxonomy Extension Calculation
101.DEF**	Inline XBRL Taxonomy Extension Definition
101.LAB**	Inline XBRL Taxonomy Extension Labels
101.PRE**	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

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
August 22, 2022