Form 10-Q
period 2022-09-30
ADM TRONICS UNLIMITED, INC.
filed 2022-11-21
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

COMMISSION FILE NO. 0-17629

ADM TRONICS UNLIMITED, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or or organization)	22-1896032 (I.R.S. Employer Identification Number)

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

The Company has 67,588,504 shares outstanding as of November 21, 2022.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2022	2022
	Unaudited
ASSETS

Current assets:
Cash and cash equivalents	$854,493	$1,038,498
Accounts receivable, net of allowance for doubtful accounts of $675,000 at September 30, 2022 and March 31, 2022, respectively	604,172	729,721
Inventories	385,813	288,076
Prepaid expenses and other current assets	120,209	57,741

Total current assets	1,964,687	2,114,036

Other Assets:
Operating lease right-of-use asset	472,087	513,138
Loan receivable	204,826	128,322
Due from affiliate	80,090	80,090
Inventories - long-term portion	183,730	183,730
Intangible assets, net of accumulated amortization of $21,191 and $19,751 at September 30, 2022 and March 31, 2022, respectively	14,603	16,043
Other assets	90,538	90,538
Deferred tax asset	125,000	125,000
Total other assets	1,170,874	1,136,861

Total assets	$3,135,561	$3,250,897

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	332,239	329,554
Accrued expenses and other current liabilities	76,240	133,053
PPP loan	14,345	5,335
Line of credit	237,617	334,760
Warrant liability	-	182,161
Operating lease liability	78,410	75,254
Customer deposits	192,624	263,619
Due to stockholder	29,860	50,233
Total current liabilities	961,335	1,373,969

Long-term liabilities
PPP loan less current portion	-	11,700
Operating lease liability less current portion	451,042	491,265
Total long-term liabilities	451,042	502,965

Total liabilities	1,412,377	1,876,934

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 shares authorized, 67,588,504 shares issued and outstanding	33,794	33,794
Additional paid-in capital	33,599,516	33,311,672
Accumulated deficit	(31,910,126)	(31,971,503)
Total stockholders' equity	1,723,184	1,373,963

Total liabilities and stockholders' equity	$3,135,561	$3,250,897

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Three months ended		Six months ended
	September 30,		September 30,
	2022	2021	2022	2021

Net revenues	$1,140,268	$851,859	$2,061,676	$1,573,217

Cost of sales	582,235	489,195	1,120,584	908,571

Gross Profit	558,033	362,664	941,092	664,646

Operating expenses:
Research and development	136,102	132,773	259,702	294,141
Selling, general and administrative	319,039	494,621	613,123	678,232
Consulting	-	287,844	-	287,844

Total operating expenses	455,141	915,238	872,825	1,260,217

Income (loss) from operations	102,892	(552,574)	68,267	(595,571)

Other income (expense):
Forgiveness of Payroll Protection loan	-	361,275	-	361,275
Interest income	521	755	994	1,819
Interest and finance expenses	(3,370)	(2,930)	(7,884)	(5,169)
Total other income (expense)	(2,849)	359,100	(6,890)	357,925

Income (loss) before provision for income taxes	100,043	(193,474)	61,377	(237,646)

Provision for (benefit) for income taxes:
Current	-	(25,318)	-	(19,818)
Deferred	-	(131,000)	-	(150,000)
Total provision (benefit) for income taxes	-	(156,318)	-	(169,818)

Net income (loss)	$100,043	$(37,156)	$61,377	$(67,828)

Basic and diluted per common share:	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average shares of common stock outstanding - basic and diluted	67,588,504	67,588,504	67,588,504	67,588,504

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	Common Stock	Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at April 1, 2021	67,588,504	$33,794	$33,311,672	$(30,587,240)	$2,758,226

Net (loss)				(30,672)	(30,672)

Balance at June 30, 2021	67,588,504	$33,794	$33,311,672	$(30,617,912)	$2,727,554

Net (loss)				(37,156)	(37,156)

Balance at September 30, 2021	67,588,504	$33,794	$33,311,672	$(30,655,068)	$2,690,398

Balance at April 1, 2022	67,588,504	$33,794	$33,311,672	$(31,971,503)	$1,373,963

Stock based compensation			287,844		287,844

Net (loss)				(38,666)	(38,666)

Balance at June 30, 2022	67,588,504	$33,794	$33,599,516	$(32,010,169)	$1,623,141

Net income				100,043	100,043

Balance at September 30, 2022	67,588,504	$33,794	$33,599,516	$(31,910,126)	$1,723,184

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

	2022	2021
Cash flows from operating activities:
Net income (loss)	$61,377	$(67,828)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,440	58,023
Write-off of inventories	23,853	21,979
Bad debt	-	200,000
Deferred taxes	-	(150,000)
Non-cash interest expense	13,780	15,589
Amortization of right-to-use asset	41,051	-
Stock based compensation	(2,876)	-
Forgiveness of Paycheck Protection Program loan	-	(361,275)
Warrant liability	-	287,844
Changes in operating assets and liabilities balances:
Accounts receivable	125,549	(48,443)
Inventories	(121,590)	(91,033)
Prepaid expenses and other current assets	46,091	(13,954)
Loan receivable	(76,504)	-
Accounts payable	2,685	(50,942)
Customer deposits	(70,995)	(47,406)
Accrued expenses and other current liabilities	(56,813)	(1,056)
Payments of operating lease liability	(50,937)	(50,938)
Net cash used in operating activities	(63,889)	(299,440)

Cash flows provided (used) in financing activities:
Due to shareholder	(20,373)	(10,351)
Proceeds from line of credit	82,424	132,000
Repayments of line of credit	(179,477)	(104,671)
Proceeds (payments) from/to PPP loan	(2,690)	-

Net cash provided by (used in) financing activities	(120,116)	16,978

Net decrease in cash and cash equivalents	(184,005)	(282,462)

Cash and cash equivalents - beginning of period	1,038,498	1,546,950

Cash and cash equivalents - end of period	$854,493	$1,264,488

Cash paid for:
Interest	$7,884	$4,840
Taxes	$-	$-
Non-cash activities:
Reclass of Warrant Liability to Additional Paid in Capital	$(182,161)	$-
Initial recognition of prepaid warrant expense	$(105,683)	$-

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

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

CASH AND CASH EQUIVALENTS

Cash equivalents are comprised of highly liquid investments with original maturities of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses to date as a result of this policy. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At September 30, 2022 and March 31, 2022, approximately $687,000 and $887,000, respectively, exceeded the FDIC limit.

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

Amounts received from customers in advance of our satisfaction of applicable performance obligations are recorded as customer deposits. Such amounts are recognized as revenues when the related performance obligations are satisfied. Customer deposits of approximately $27,000 and $62,000 as of March 31, 2022 were recognized as revenues during the three and six months ended September 30, 2022, respectively.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to $8,796 and $15,031 for the three and six months ended September 30, 2022 and $7,785 and $14,788 for the three and six months ended September 30, 2021, respectively.

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

There were no anti-dilutive instruments in force during the periods ended September 30, 2022 and 2021, respectively.

Per share basic and diluted (loss) amounted to $0.00 and $(0.00) and $0.00 and $(0.00) for the three and six months ended September 30, 2022 and 2021, respectively.

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

NEW ACCOUNTING STANDARDS

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — ASU 2016-13”). The new standard adjusts the accounting for assets held at amortized cost basis, including marketable securities accounted for as available for sale, and trade receivables. The standard eliminates the probable initial recognition threshold and requires an entity to reflect its current estimate of all expected credit losses. The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial assets to present the net amount expected to be collected. For public entities except smaller reporting companies, the guidance is effective for annual reporting periods beginning after December 15, 2019 and for interim periods within those fiscal years. In November 2019, the FASB issued ASU No. 2019-10, which deferred the effective date for non-public entities and smaller reporting companies to annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. Early application is allowed. The Company expects to adopt this guidance effective April 1, 2023, and it is currently evaluating the impact on its condensed consolidated financial statements and related disclosures.

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

NOTE 3 - INVENTORIES

Inventories at September 30, 2022 consisted of the following:
	Current	Long Term	Total
Raw materials	$347,577	$181,416	$528,993
Finished goods	38,236	2,314	40,550
Totals	$385,813	$183,730	$569,543

Inventories at March 31, 2022 consisted of the following:
	Current	Long Term	Total
Raw materials	$240,163	$181,416	$421,579
Finished goods	47,913	2,314	50,227
Totals	$288,076	$183,730	$471,806

NOTE 4 - INTANGIBLE ASSETS

Intangible assets are being amortized using the straight-line method over periods ranging from 10-15 years with a weighted average remaining life of approximately 6 years.

	September 30, 2022						March 31, 2022
	Cost	Weighted Average Amortization Period (Years)			Accumulated Amortization	Net Carrying Amount	Cost	Weighted Average Amortization Period (Years)			Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$35,794	10	-	15	$(21,191)	$14,603	$35,794	10	-	15	$(19,751)	$16,043

Estimated aggregate future amortization expense related to intangible assets is as follows:

For the fiscal years ended September 30,
2023	2,882
2024	2,882
2025	2,275
2026	1,725
2027	1,725
Thereafter	3,114
$14,603

NOTE 5 – CONCENTRATIONS

During the three months ended September 30, 2022, three customer accounted for 65% of our net revenue. During the three months ended September 30, 2021, two customers accounted for 51% of net revenue.

During the six months ended September 30, 2022, two customer accounted for 50% of our net revenue. During the six months ended September 30, 2021, two customers accounted for 48% of net revenue.

As of September 30, 2022, two customers represented 61% of our gross accounts receivable. As of March 31, 2022, three customers accounted for 75% of our gross accounts receivable.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Net revenues from foreign customers for the three and six months ended September 30, 2022 were $86,296 or 8% and $211,571 or 10%, respectively.

Net revenues from foreign customers for the three and six months ended September 30, 2021 were $75,541 or 9% and $157,494 or 10%, respectively.

NOTE 6 - DISAGGREGATED REVENUES AND SEGMENT INFORMATION

The following tables show the Company's revenues disaggregated by reportable segment and by product and service type:

	Three months Ended September 30,
	2022	2021
Net Revenue in the US
Chemical	$259,099	$295,285
Electronics	633,857	341,084
Engineering	161,016	139,949
	1,053,972	776,318

Net Revenue outside the US
Chemical	86,296	75,541
Electronics	-	-
Engineering	-	-
	86,296	75,541

Total Revenues	$1,140,268	$851,859

	Six Months Ended September 30,
	2022	2021
Net Revenue in the US
Chemical	$505,999	$528,589
Electronics	1,098,549	563,658
Engineering	245,557	323,476
	1,850,105	1,415,723

Net Revenue outside the US
Chemical	211,571	157,494
Electronics	-	-
Engineering	-	-
	211,571	157,494

Total Revenues	$2,061,676	$1,573,217

	Chemical	Electronics	Engineering	Total
Three months ended September 30, 2022
Revenue from external customers	$345,395	$633,857	$161,016	$1,140,268
Segment operating income (loss)	$1,018	$43,226	$58,648	$102,892

Six months ended September 30, 2022
Revenue from external customers	$717,570	$1,098,549	$245,557	$2,061,676
Segment operating income	$12,411	$(23,429)	$79,285	$68,267

Three months ended September 30, 2021
Revenue from external customers	$370,826	$341,084	$139,949	$851,859
Segment operating income	$(223,166)	$(252,306)	$(77,102)	$(552,574)

Six months ended September 30, 2021
Revenue from external customers	$686,083	$563,658	$323,476	$1,573,217
Segment operating income	$(234,273)	$(345,779)	$(15,519)	$(595,571)

Total assets at September 30, 2022	$1,097,446	$1,661,848	$376,267	$3,135,561

Total assets at March 31, 2022	$1,332,867	$1,430,395	$487,635	$3,250,897

NOTE 7 – DUE FROM AFFILIATE

The Company has a $75,000 investment for 23.2% of Qol Devices Inc. (Qol). It was determined that the Company does not hold a significant influence which results in us carrying this asset at cost and reported as a component of other assets in the accompanying consolidated balance sheets.

The Company provided $330,090 in engineering services to Qol during the year  March 31, 2018.  This amount is shown net of a $250,000 allowance for doubtful accounts on the consolidated balance sheets as of September 30, 2022 and  March 31, 2022.

NOTE 8 – LEASES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2028. The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of September 30, 2022:

For the fiscal year ended:	Amount
March 31, 2023	$50,937
March 31, 2024	105,625
March 31, 2025	106,875
March 31, 2026	106,875
March 31, 2027	106,875
March 31, 2028	106,875
March 31, 2029	26,719
610,781
Less: Amount attributable to imputed interest	(81,329
$529,452

Weighted average remaining lease term (in years)	3.1
Weighted average discount rate	5%
Present Value of future payments	$18,793

Rent and real estate tax expense for all facilities for the three and six months ended September 30, 2022 was approximately was approximately $34,000 and $68,000, respectively.

Rent and real estate tax expense for all facilities for the three and six months ended September 30, 2021 was approximately was approximately $35,000 and $69,000, respectively.

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

The unforgiven portion of the first PPP loan is $19,725, which was converted to a term loan payable in equal installments of principal plus interest at 1% with a maturity date of  May 15, 2025.  No collateral or personal guarantees is required for the loan. At September 30, 2022, the outstanding balance is $14,345.

NOTE 10 – LINE OF CREDIT

On June 15, 2018, the Company obtained an unsecured revolving line of credit, with a limit of $400,000. The line expires May 15, 2022, renewing automatically every year.  The Company is required to make monthly interest payments, at a rate of 3.87% as of June 30, 2022. Any unpaid principal will be due upon maturity.  At September 30, 2022 and March 31, 2022, the outstanding balance was $237,617 and $334,760, respectively.

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

NOTE 12 – DUE TO STOCKHOLDER

The Company’s President and a stockholder, has been deferring his salary and bonuses periodically to assist the Company’s cash flow. There are no repayment terms or interest accruing on this liability.

NOTE 13 – LEGAL PROCEEDINGS

We are involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. There are no pending material legal proceedings or environmental investigations to which we are a party or to which our property is subject.

NOTE 14 – CONTRACTURAL OBLIGATIONS AND OTHER COMMITMENTS

Legal Contingencies

We are involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. There are no pending material legal proceedings or environmental investigations to which we are a party or to which our property is subject.

Product Liability

As of September 30, 2022 and March 31, 2022, there were no claims against us for product liability.

COVID-19 Pandemic

The Company had reduced revenues in the electronic and chemical segments as a result of the Covid pandemic. In the electronic segment certain orders of medical devices manufactured by the Company were reduced or delayed due to the cessation of elective surgeries during the pandemic and generally reduced activities by customers. In the chemical segment certain of the Company’s water-based industrial coatings and adhesives orders were reduced due to some customers having shutdowns or reduced activities during the pandemic. We intend to continue to evaluate and may, in certain circumstances, take preemptive actions to preserve liquidity during the COVID-19 pandemic. As the circumstances around the COVID-19 pandemic remain uncertain, we continue to actively monitor the pandemic's impact on us, including our financial position, liquidity, results of operations, and cash flows.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2022 AS COMPARED TO SEPTEMBER 30, 2021.

For the three months ended September 30, 2022
	Chemical	Electronics	Engineering	Total
Revenue	$345,395	$633,857	$161,016	$1,140,268
Cost of Sales	210,139	336,875	35,221	582,235
Gross Profit	135,256	296,982	125,795	558,033
Gross Profit Percentage	39%	47%	78%	49%

Operating Expenses	134,238	253,756	67,147	455,141
Operating Income (Loss)	1,018	43,226	58,648	102,892
Other income (expenses)	(754)	(1,631)	(464)	(2,849)

Income (loss) before benefit from income taxes	$264	$41,595	$58,184	$100,043

For the three months ended September 30, 2021
	Chemical	Electronics	Engineering	Total
Revenue	$370,826	$341,084	$139,949	$851,859
Cost of Sales	203,890	246,655	38,650	489,195
Gross Profit	166,936	94,429	101,299	362,664
Gross Profit Percentage	45%	28%	72%	43%

Operating Expenses	397,792	344,571	172,875	915,238
Operating Income (Loss)	(230,856)	(250,142)	(71,576)	(552,574)
Other income (expenses)	154,425	129,217	75,458	359,100

Income (loss) before benefit from income taxes	$(76,431)	$(120,925)	$3,882	$(193,474)

Variance
	Chemical	Electronics	Engineering	Total
Revenue	$(25,431)	$292,773	$21,067	$288,409
Cost of Sales	6,249	90,220	(3,429)	93,040
Gross Profit	(31,680)	202,553	24,496	195,369
Gross Profit Percentage	-6%	19%	6%	6%

Operating Expenses	(263,554)	(90,815)	(105,728)	(460,097)
Operating Income (Loss)	231,874	293,368	130,224	655,466
Other income (expenses)	(155,179)	(130,848)	(75,922)	(361,949)

Income (loss) before benefit from income taxes	$76,695	$162,520	$54,302	$293,517

For the six months ended September 30, 2022
	Chemical	Electronics	Engineering	Total
Revenue	$717,570	$1,098,549	$245,557	$2,061,676
Cost of Sales	399,671	659,380	61,533	1,120,584
Gross Profit	317,899	439,169	184,024	941,092
Gross Profit Percentage	44%	40%	75%	46%

Operating Expenses	305,488	462,598	104,739	872,825
Operating Income (Loss)	12,411	(23,429)	79,285	68,267
Other income (expenses)	(2,411)	(3,652)	(827)	(6,890)
Income before provision for income taxes	$10,000	$(27,081)	$78,458	$61,377

For the six months ended September 30, 2021
	Chemical	Electronics	Engineering	Total
Revenue	$686,083	$563,658	$323,476	$1,573,217
Cost of Sales	378,463	455,758	74,350	908,571
Gross Profit	307,620	107,900	249,126	664,646
Gross Profit Percentage	45%	19%	77%	42%

Operating Expenses	549,583	451,515	259,119	1,260,217
Operating Income (Loss)	(241,963)	(343,615)	(9,993)	(595,571)
Other income (expenses)	153,908	128,853	75,164	357,925

Income before provision for income taxes	$(88,055)	$(214,762)	$65,171	$(237,646)

Variance
	Chemical	Electronics	Engineering	Total
Revenue	$31,487	$534,891	$(77,919)	$488,459
Cost of Sales	21,208	203,622	(12,817)	212,013
Gross Profit	10,279	331,269	(65,102)	276,446
Gross Profit Percentage	-1%	21%	-2%	3%

Operating Expenses	(244,095)	11,083	(154,380)	(387,392)
Operating Income (Loss)	254,374	320,186	89,278	663,838
Other income (expenses)	(156,319)	(132,505)	(75,991)	(364,815)

Income (loss) before benefit from income taxes	$98,055	$187,681	$13,287	$299,023

Revenues for the three months ended September 30, 2022 increased by $288,409. The increase is a result of increased sales of $21,067 in the Engineering segment and $292,773 in the Electronics segment offset by a decrease of $25,431 in the Chemical segment.

Gross profit for the three months ended September 30, 2022 increased by $195,369. The increase in gross profit resulted primarily from increased sales in Electronics and Engineering sales.

Revenues for the six months ended September 30, 2022 increased by $488,459. The increase is a result of increased sales of $31,487 in the Chemical segment and $534,891 in the Electronics segment offset by a decrease of $77,919 in the Engineering segment.

Gross profit for the six months ended September 30, 2022 increased by $276,446. The increase in gross profit resulted primarily from increased sales in Electronics and Chemical sales.

We are highly dependent upon certain customers. During the three months ended September 30, 2022, three customers accounted for 65% of our net revenue. Net revenues from foreign customers for the three months ended September 30, 2022 was $86,296 or 8%.

During the three months ended September 30, 2021, two customers accounted for 51% of our net revenue. Net revenues from foreign customers for the three months ended September 30, 2021 was $75,541 or 9%.

During the six months ended September 30, 2022, two customers accounted for 50% of our net revenue. Net revenues from foreign customers for the six months ended September 30, 2022 was $211,571 or 10%.

The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results.

Income from operations for the three months ended September 30, 2022 was $102,892 compared to loss from operations for the three months ended September 30, 2021 of ($552,574).

Other income decreased $361,949 for the three months ended September 30, 2022. The decrease is attributable to the PPP forgiveness of $361,275 in 2021.

Other income decreased $364,815 for the six months ended September 30, 2022. The decrease is attributable to the PPP forgiveness of $361,275 in 2021.

The foregoing resulted in net income before provision for income taxes for the three and six months ended September 30, 2022 of $61,377 and $100,043, respectively. Earnings per share were $0.00 for the three and six months ended September 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2022, we had cash and cash equivalents of $854,493 as compared to $1,038,498 at March 31, 2022. The $184,005 decrease was primarily the result of cash used in operations during the six-month period in the amount of $63,889 and cash used in financing activities of $120,116. Our cash will continue to be used for increased marketing costs, and increased production labor costs all in an attempt to increase our revenue, as well as increased expenditures for our internal R&D.  We expect to have enough cash to fund operations for the next twelve months.

Below is a summary of our cash flow for the three-month ending periods indicated:

	September 30, 2022	September 30, 2021
Net cash provided by (used in) operating activities	$(63,889)	$(299,440)
Net cash provided by (used in) investing activities	-	-
Cash flows provided (used) in financing activities:	(120,116)	16,978
Net increase (decrease) in cash and cash equivalents	(184,005)	(282,462)
Cash and cash equivalents - beginning of period	1,038,498	1,546,950
Cash and cash equivalents - end of period	854,493	1,264,488

Future Sources of Liquidity:

We expect that growth with profitable customers and continued focus on new customers will enable us to generate cash flows from operating activities during fiscal 2023.

Based on current expectations, we believe that our existing cash and cash equivalents of $854,493 as of September 30, 2022, and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash used by operating activities was $63,800 for the six months ended September 30, 2022, as compared to net cash used by operating activities of $299,440 for the six months ended September 30, 2021. The cash used during the six months ended September 30, 2022 was primarily due to a decrease in net operating assets of $171,199, a decrease in net operating liabilities of $147,187, offset by net income of $61,377, write-off of inventories of $23,853, depreciation and amortization of $42,491, and stock based compensation of $2,876 (see Note 12 Warrant Liability), and non-cash interest expense of $13,780.

INVESTING ACTIVITIES

No cash was provided for or used in investing activities for the six months ended September 30, 2022.

FINANCING ACTIVITIES

For the six months ended September 30, 2022, net cash used by financing activities was $120,116 due to net advances from the line of credit of $82,424, a decrease in due to stockholder of $20,373 offset by repayments on the PPP loan of $2,690 and payments against the line of credit of $179,477.

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

Cash and cash equivalents – For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at inception. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held at these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At September 30, 2022, approximately $687,000 exceeded the FDIC limit.

Our sales are materially dependent on a small group of customers, as noted in Note 6 of our condensed consolidated financial statements. We monitor our credit risk associated with our receivables on a routine basis. We also maintain credit controls for evaluating and granting customer credit.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Ru1e 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly and year to date period ended September 30, 2022, there were no changes in the Company's internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

The determination that our disclosure controls and procedures were not effective as of September 30, 2022, is a result of:

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

The Company believes that the financial statements present fairly, in all material respects, the Company’s condensed consolidated balance sheets as of September 30, 2022, and March 31, 2022 and the related condensed consolidated statements of operations, and cash flows for the three and six months ended September 30, 2022 and 2021, in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

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
November 21, 2022