Form 10-Q
period 2022-12-31
ADM TRONICS UNLIMITED, INC.
filed 2023-02-16
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

The Company has 67,588,504 shares outstanding as of February 14, 2023.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2022 Unaudited	2022
ASSETS

Current assets:
Cash and cash equivalents	$997,685	$1,038,498
Accounts receivable, net of allowance for doubtful accounts of $675,000 at December 31, 2022 and March 31, 2022, respectively	558,285	729,721
Inventories	423,355	288,076
Prepaid expenses and other current assets	82,492	57,741

Total current assets	2,061,817	2,114,036

Other Assets:
Operating lease right-of-use asset	451,561	513,138
Loan receivable	201,203	128,322
Due from affiliate	80,090	80,090
Inventories - long-term portion	183,730	183,730
Intangible assets, net of accumulated amortization of $21,911 and $19,751 at December 31, 2022 and March 31, 2022, respectively	13,883	16,043
Other assets	90,538	90,538
Deferred tax asset	125,000	125,000
Total other assets	1,146,005	1,136,861

Total assets	$3,207,822	$3,250,897

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	263,339	329,554
Accrued expenses and other current liabilities	108,718	133,053
PPP loan	13,001	5,335
Line of credit	111,973	334,760
Warrant liability	-	182,161
Operating lease liability	80,649	75,254
Customer deposits	362,184	263,619
Due to stockholder	21,129	50,233
Total current liabilities	960,993	1,373,969

Long-term liabilities
PPP loan less current portion	-	11,700
Operating lease liability less current portion	429,874	491,265
Total long-term liabilities	429,874	502,965

Total liabilities	1,390,867	1,876,934

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 shares authorized, 67,588,504 shares issued and outstanding	33,794	33,794
Additional paid-in capital	33,599,516	33,311,672
Accumulated deficit	(31,816,355)	(31,971,503)
Total stockholders' equity	1,816,955	1,373,963

Total liabilities and stockholders' equity	$3,207,822	$3,250,897

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2022 AND 2021

	Three months ended		Nine months ended
	December 31,		December 31,
	2022	2021	2022	2021

Net revenues	$983,162	$749,654	$3,044,838	$2,322,871

Cost of sales	507,684	423,541	1,628,268	1,332,112

Gross Profit	475,478	326,113	1,416,570	990,759

Operating expenses:
Research and development	140,192	181,224	399,894	475,365
Selling, general and administrative	242,533	561,061	855,656	1,527,137

Total operating expenses	382,725	742,285	1,255,550	2,002,502

Income (loss) from operations	92,753	(416,172)	161,020	(1,011,743)

Other income (expense):
Forgiveness of Payroll Protection Program	-	332,542	-	693,817
Interest income	3,676	655	4,670	2,474
Interest and finance expenses	(2,658)	(2,418)	(10,542)	(7,587)
Total other income (expense)	1,018	330,779	(5,872)	688,704

Income (loss) before provision for income taxes	93,771	(85,393)	155,148	(323,039)

Provision for (benefit) income taxes:
Current	-	-	-	(19,818)
Deferred	-	(13,000)	-	(163,000)
Total provision (benefit) for income taxes	-	(13,000)	-	(182,818)

Net income (loss)	$93,771	$(72,393)	$155,148	$(140,221)

Basic and diluted per common share:	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average shares of common stock outstanding - basic and diluted	67,588,504	67,588,504	67,588,504	67,588,504

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED December 31, 2022 AND 2021

	Common Stock	Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at April 1, 2021	67,588,504	$33,794	$33,311,672	$(30,587,240)	$2,758,226

Net (loss)				(30,672)	(30,672)

Balance at June 30, 2021	67,588,504	$33,794	$33,311,672	$(30,617,912)	$2,727,554

Net (loss)				(37,156)	(37,156)

Balance at September 30, 2021	67,588,504	$33,794	$33,311,672	$(30,655,068)	$2,690,398

Net (loss)				(72,393)	(72,393)

Balance at December 31, 2021	67,588,504	$33,794	$33,311,672	$(30,727,461)	$2,618,005

Balance at April 1, 2022	67,588,504	$33,794	$33,311,672	$(31,971,503)	$1,373,963

Stock based compensation			287,844		287,844

Net (loss)				(38,666)	(38,666)

Balance at June 30, 2022	67,588,504	$33,794	$33,599,516	$(32,010,169)	$1,623,141

Net income				100,043	100,043

Balance at September 30, 2022	67,588,504	$33,794	$33,599,516	$(31,910,126)	$1,723,184

Net income				93,771	93,771

Balance at December 31, 2022	67,588,504	$33,794	$33,599,516	$(31,816,355)	$1,816,955

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021
Cash flows from operating activities:
Net income (loss)	$155,148	$(140,221)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Depreciation and amortization	2,160	84,836
Write-off of inventories	54,692	26,726
Bad debt	-	625,000
Deferred taxes	-	(163,000)
Non-cash interest expense	20,320	23,049
Amortization of right-to-use asset	61,577	-
Stock based compensation	33,310	-
Forgiveness of Paycheck Protection Program loan	-	(693,817)
Warrant liability	-	182,161
Changes in operating assets and liabilities balances:
Accounts receivable	171,436	(9,681)
Inventories	(189,971)	(153,528)
Prepaid expenses and other current assets	47,622	(44,616)
Loan receivable	(72,881)	-
Accounts payable	(66,215)	(6,845)
Customer deposits	98,565	(10,634)
Accrued expenses and other current liabilities	(24,335)	(17,966)
Payments of operating lease liability	(76,406)	(76,406)
Net cash provided by (used in) operating activities	215,022	(374,942)

Cash flows provided (used) in financing activities:
Due to shareholder	(29,104)	(24,755)
Proceeds from line of credit	85,067	187,000
Repayments of line of credit	(307,764)	(159,910)
Proceeds (payments) from/to PPP loan	(4,034)	(1,666)

Net cash provided by (used in) financing activities	(255,835)	669

Net increase (decrease) in cash and cash equivalents	(40,813)	(374,273)

Cash and cash equivalents - beginning of period	1,038,498	1,546,950

Cash and cash equivalents - end of period	$997,685	$1,172,677

Cash paid for:
Interest	$7,884	$7,583
Taxes	$-	$-
Non-cash activities:
Reclass of Warrant Liability to Additional Paid in Capital	$(182,161)	$-
Initial recognition of prepaid warrant expense	$(105,683)	$-

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED December 31, 2022 AND 2021

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

CASH AND CASH EQUIVALENTS

Cash equivalents are comprised of highly liquid investments with original maturities of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses to date as a result of this policy. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At December 31, 2022 and March 31, 2022, approximately $820,000 and $887,000, respectively, exceeded the FDIC limit.

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

Amounts received from customers in advance of our satisfaction of applicable performance obligations are recorded as customer deposits. Such amounts are recognized as revenues when the related performance obligations are satisfied. Customer deposits of approximately $120,000 and $209,000 as of March 31, 2022 were recognized as revenues during the three and nine months ended December 31, 2022, respectively.

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

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to $6,184 and $21,216 for the three and nine months ended December 31, 2022 and $7,604 and $22,392 for the three and nine months ended December 31, 2021, respectively.

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

There were no anti-dilutive instruments in force during the periods ended December 31, 2022 and 2021, respectively.

Per share basic and diluted (loss) amounted to $0.00 and $(0.00) and $0.00 and $(0.00) for the three and nine months ended December 31, 2022 and 2021, respectively.

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

NOTE 3 - INVENTORIES

Inventories at December 31, 2022 consisted of the following:

	Current	Long Term	Total
Raw materials	$368,624	$181,416	$550,040
Finished goods	54,731	2,314	57,045
Totals	$423,355	$183,730	$607,085

Inventories at March 31, 2022 consisted of the following:

	Current	Long Term	Total
Raw materials	$240,163	$181,416	$421,579
Finished goods	47,913	2,314	50,227
Totals	$288,076	$183,730	$471,806

NOTE 4 - INTANGIBLE ASSETS

Intangible assets are being amortized using the straight-line method over periods ranging from 10-15 years with a weighted average remaining life of approximately 6 years.

	December 31, 2022						March 31, 2022
	Cost	Weighted Average Amortization Period (Years)			Accumulated Amortization	Net Carrying Amount	Cost	Weighted Average Amortization Period (Years)			Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$35,794	10	-	15	$(21,911)	$13,883	$35,794	10	-	15	$(19,751)	$16,043

Estimated aggregate future amortization expense related to intangible assets is as follows:

For the fiscal years ended March 31,
2023	721
2024	2,883
2025	2,466
2026	1,980
2027	1,725
Thereafter	4,108
$13,883

NOTE 5 – CONCENTRATIONS

During the three months ended December 31, 2022, two customers accounted for 50% of our net revenue. During the three months ended December 31, 2021, two customers accounted for 66% of net revenue.

During the nine months ended December 31, 2022, two customers accounted for 45% of our net revenue. During the nine months ended December 31, 2021, two customers accounted for 54% of net revenue.

As of December 31, 2022, two customers represented 54% of our gross accounts receivable. As of March 31, 2022, three customers accounted for 75% of our gross accounts receivable.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Net revenues from foreign customers for the three and nine months ended December 31, 2022 were $80,465 or 8% and $292,036 or 10%, respectively.

Net revenues from foreign customers for the three and nine months ended December 31, 2021 were $80,358 or 11% and $237,852 or 10%, respectively.

NOTE 6 - DISAGGREGATED REVENUES AND SEGMENT INFORMATION

The following tables show the Company's revenues disaggregated by reportable segment and by product and service type:

	Three months Ended December 31,
	2022	2021
Net Revenue in the US
Chemical	$245,582	$251,454
Electronics	485,454	347,911
Engineering	165,830	69,931
	896,866	669,296

Net Revenue outside the US
Chemical	86,296	80,358
Electronics	-	-
Engineering	-	-
	86,296	80,358

Total Revenues	$983,162	$749,654

	Nine Months Ended December 31,
	2022	2021
Net Revenue in the US
Chemical	$811,596	$805,378
Electronics	1,584,003	911,569
Engineering	411,387	393,407
	2,806,986	2,110,354

Net Revenue outside the US
Chemical	237,852	212,517
Electronics	-	-
Engineering	-	-
	237,852	212,517

Total Revenues	$3,044,838	$2,322,871

	Chemical	Electronics	Engineering	Total
Three months ended December 31, 2022
Revenue from external customers	$331,878	$485,454	$165,830	$983,162
Segment operating income (loss)	$23,137	$18,034	$51,582	$92,753

Nine months ended December 31, 2022
Revenue from external customers	$1,049,448	$1,584,003	$411,387	$3,044,838
Segment operating income	$35,548	$(5,395)	$130,867	$161,020

Three months ended December 31, 2021
Revenue from external customers	$331,812	$347,911	$69,931	$749,654
Segment operating income	(183,385)	(188,273)	(44,514)	$(416,172)

Nine months ended December 31, 2021
Revenue from external customers	$1,017,895	$911,569	$393,407	$2,322,871
Segment operating income	$(425,348)	$(531,888)	$(54,507)	$(1,011,743)

Total assets at December 31, 2022	$1,090,659	$1,668,068	$449,095	$3,207,822

Total assets at March 31, 2022	$1,332,867	$1,430,395	$487,635	$3,250,897

NOTE 7 – DUE FROM AFFILIATE

The Company has a $75,000 investment for 23.2% of Qol Devices Inc. (Qol). It was determined that the Company does not hold a significant influence which results in us carrying this asset at cost and reported as a component of other assets in the accompanying consolidated balance sheets.

The Company provided $330,090 in engineering services to Qol during the year  March 31, 2018.  This amount is shown net of a $250,000 allowance for doubtful accounts on the consolidated balance sheets as of December 31, 2022 and  March 31, 2022.

NOTE 8 – LEASES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2028. The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of December 31, 2022:

	For the fiscal year ended:	Amount
FY 2023	March 31, 2023	$25,469
FY 2024	March 31, 2024	105,625
FY 2025	March 31, 2025	106,875
FY 2026	March 31, 2026	106,875
FY 2027	March 31, 2027	106,875
FY 2028	March 31, 2028	106,875
FY 2029	March 31, 2029 ends June 30, 2028	26,719
		585,312
Less: Amount attributable to imputed interest		(74,790)
		$510,523

Weighted average remaining lease term (in years)		3.0
Weighted average discount rate		5%
Present Value of future payments		$18,730

Rent and real estate tax expense for all facilities for the three and nine months ended December 31, 2022 was approximately was approximately $34,000 and $102,000, respectively.

Rent and real estate tax expense for all facilities for the three and nine months ended December 31, 2021 was approximately was approximately $34,000 and $103,000, respectively.

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

The unforgiven portion of the first PPP loan is $19,725, which was converted to a term loan payable in equal installments of principal plus interest at 1% with a maturity date of  May 15, 2025.  No collateral or personal guarantees is required for the loan. At December 31, 2022, the outstanding balance is $13,001.

NOTE 10 – LINE OF CREDIT

On June 15, 2018, the Company obtained an unsecured revolving line of credit, with a limit of $400,000. The line expires May 15, 2023, renewing automatically every year.  The Company is required to make monthly interest payments, at a rate of 3.87% as of June 30, 2022. Any unpaid principal will be due upon maturity.  At December 31, 2022 and March 31, 2022, the outstanding balance was $111,973 and $334,760, respectively.

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

Product Liability

As of December 31, 2022 and March 31, 2022, there were no claims against us for product liability.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2022 AS COMPARED TO DECEMBER 31, 2021.

For the three months ended December 31, 2022
	Chemical	Electronics	Engineering	Total
Revenue	$331,878	$485,454	$165,830	$983,162
Cost of Sales	187,341	277,133	43,210	507,684
Gross Profit	144,537	208,321	122,620	475,478
Gross Profit Percentage	44%	43%	74%	48%

Operating Expenses	121,400	190,287	71,038	382,725
Operating Income (Loss)	23,137	18,034	51,582	92,753
Other income (expenses)	415	598	5	1,018

Income (loss) before benefit from income taxes	$23,552	$18,632	$51,587	$93,771

For the three months ended December 31, 2021
	Chemical	Electronics	Engineering	Total
Revenue	$331,812	$347,911	$69,931	$749,654
Cost of Sales	183,678	206,725	33,138	423,541
Gross Profit	148,134	141,186	36,793	326,113
Gross Profit Percentage	45%	41%	53%	44%

Operating Expenses	331,519	329,459	81,307	742,285
Operating Income (Loss)	(183,385)	(188,273)	(44,514)	(416,172)
Other income (expenses)	149,123	139,742	41,914	330,779

Income (loss) before benefit from income taxes	$(34,262)	$(48,531)	$(2,600)	$(85,393)

Variance
	Chemical	Electronics	Engineering	Total
Revenue	$66	$137,543	$95,899	$233,508
Cost of Sales	3,663	70,408	10,072	84,143
Gross Profit	(3,597)	67,135	85,827	149,365
Gross Profit Percentage	-1%	2%	21%	5%

Operating Expenses	(210,119)	(139,172)	(10,269)	(359,560)
Operating Income (Loss)	206,522	206,307	96,096	508,925
Other income (expenses)	(148,708)	(139,144)	(41,909)	(329,761)

Income (loss) before benefit from income taxes	$57,814	$67,163	$54,187	$179,164

For the nine months ended December 31, 2022
	Chemical	Electronics	Engineering	Total
Revenue	$1,049,448	$1,584,003	$411,387	$3,044,838
Cost of Sales	587,012	936,513	104,743	1,628,268
Gross Profit	462,436	647,490	306,644	1,416,570
Gross Profit Percentage	44%	41%	75%	47%

Operating Expenses	426,888	652,885	175,777	1,255,550
Operating Income (Loss)	35,548	(5,395)	130,867	161,020
Other income (expenses)	(1,996)	(3,054)	(822)	(5,872)

Income before provision for income taxes	$33,552	$(8,449)	$130,045	$155,148

For the nine months ended December 31, 2021
	Chemical	Electronics	Engineering	Total
Revenue	$1,017,895	$911,569	$393,407	$2,322,871
Cost of Sales	562,141	662,483	107,488	1,332,112
Gross Profit	455,754	249,086	285,919	990,759
Gross Profit Percentage	45%	27%	73%	43%

Operating Expenses	881,102	780,974	340,426	2,002,502
Operating Income (Loss)	(425,348)	(531,888)	(54,507)	(1,011,743)
Other income (expenses)	303,031	268,595	117,078	688,704

Income before provision for income taxes	$(122,317)	$(263,293)	$62,571	$(323,039)

Variance
	Chemical	Electronics	Engineering	Total
Revenue	$31,553	$672,434	$17,980	$721,967
Cost of Sales	24,871	274,030	(2,745)	296,156
Gross Profit	6,682	398,404	20,725	425,811
Gross Profit Percentage	-1%	14%	2%	4%

Operating Expenses	(454,214)	(128,089)	(164,649)	(746,952)
Operating Income (Loss)	460,896	526,493	185,374	1,172,763
Other income (expenses)	(305,027)	(271,649)	(117,900)	(694,576)

Income (loss) before benefit from income taxes	$155,869	$254,844	$67,474	$478,187

Revenues for the three months ended December 31, 2022 increased by $233,508. The increase is a result of increased sales of $95,899 in the Engineering segment, $137,543 in the Electronics segment and $66 in the Chemical segment.

Gross profit for the three months ended December 31, 2022 increased by $149,365. The increase in gross profit resulted primarily from increased sales in Electronics and Engineering sales.

Revenues for the nine months ended December 31, 2022 increased by $721,967. The increase is a result of increased sales of $31,553 in the Chemical segment, $672,434 in the Electronics segment and $17,980 in the Engineering segment.

Gross profit for the nine months ended December 31, 2022 increased by $425,811. The increase in gross profit resulted primarily from increased sales in Electronics and Chemical sales.

We are highly dependent upon certain customers. During the three months ended December 31, 2022, two customers accounted for 50% of our net revenue. Net revenues from foreign customers for the three months ended December 31, 2022 was $80,465 or 8%.

During the three months ended December 31, 2021, two customers accounted for 66% of our net revenue. Net revenues from foreign customers for the three months ended December 31, 2021 was $80,358 or 11%.

During the nine months ended December 31, 2022, two customers accounted for 45% of our net revenue. Net revenues from foreign customers for the nine months ended December 31, 2022 was $292,036 or 10%.

The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results.

Income from operations for the three months ended December 31, 2022 was $92,753 compared to loss from operations for the three months ended December 31, 2021 of ($416,172).

Other income decreased $329,761 for the three months ended December 31, 2022. The decrease is mainly attributable to the PPP forgiveness of $361,275 in 2021.

Other income decreased $694,576 for the nine months ended December 31, 2022. The decrease is mainly attributable to the PPP forgiveness of $361,275 in 2021.

The foregoing resulted in net income before provision for income taxes for the three and nine months ended December 31, 2022 of $93,771 and $155,148 respectively. Earnings per share were $0.00 for the three and nine months ended December 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2022, we had cash and cash equivalents of $997,685 as compared to $1,038,498 at March 31, 2022. The $40,813 decrease was primarily the result of cash provided in operations during the nine-month period in the amount of $215,022 and cash used in financing activities of $255,835. Our cash will continue to be used for increased marketing costs, and increased production labor costs all in an attempt to increase our revenue, as well as increased expenditures for our internal R&D.  We expect to have enough cash to fund operations for the next twelve months.

Below is a summary of our cash flow for the nine-month ending periods indicated:

	December 31, 2022	December 31, 2021
Net cash provided by (used in) operating activities	$215,022	$(374,942)
Net cash provided by (used in) investing activities	-	-
Cash flows provided (used) in financing activities:	(255,835)	669
Net increase (decrease) in cash and cash equivalents	(40,813)	(374,273)
Cash and cash equivalents - beginning of period	1,038,498	1,546,950
Cash and cash equivalents - end of period	997,685	1,172,677

Future Sources of Liquidity:

We expect that growth with profitable customers and continued focus on new customers will enable us to generate cash flows from operating activities during fiscal 2023.

Based on current expectations, we believe that our existing cash and cash equivalents of $997,685 as of December 31, 2022, and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash provided by operating activities was $215,022 for the nine months ended December 31, 2022, as compared to net cash used by operating activities of $374,942 for the nine months ended December 31, 2021. The cash provided during the nine months ended December 31, 2022 was primarily due to a decrease in net operating assets of $43,794, offset by a decrease in net operating liabilities of $68,391, offset by net income of $155,148 write-off of inventories of $54,692, depreciation and amortization of $63,737, and stock based compensation of $33,310 (see Note 12 Warrant Liability), and non-cash interest expense of $20,320.

INVESTING ACTIVITIES

No cash was provided for or used in investing activities for the nine months ended December 31, 2022.

FINANCING ACTIVITIES

For the nine months ended December 31, 2022, net cash used by financing activities was $255,835 due to a net borrowing and payments in the line of credit of $222,697, a decrease in due to stockholder of $29,104 and repayments on the PPP loan of $4,034.

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

Cash and cash equivalents – For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at inception. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held at these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At December 31, 2022, approximately $748,000 exceeded the FDIC limit.

Our sales are materially dependent on a small group of customers, as noted in Note 6 of our condensed consolidated financial statements. We monitor our credit risk associated with our receivables on a routine basis. We also maintain credit controls for evaluating and granting customer credit.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Ru1e 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly and year to date period ended December 31, 2022, there were no changes in the Company's internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

The determination that our disclosure controls and procedures were not effective as of December 31, 2022, is a result of:

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

The Company believes that the financial statements present fairly, in all material respects, the Company’s condensed consolidated balance sheets as of December 31, 2022, and March 31, 2022 and the related condensed consolidated statements of operations, and cash flows for the three and nine months ended December 31, 2022 and 2021, in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

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
February 14, 2023