Form 10-K
period 2023-03-31
ADM TRONICS UNLIMITED, INC.
filed 2023-07-17
CIK 849401

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year endedMarch 31, 2023

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter was $4,731,195.

The number of shares of the Common Stock outstanding as of July 14, 2023 was 67,588,492.

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

ENVIRONMENTALLY SAFE CHEMICAL PRODUCTS FOR INDUSTRIAL USES

We develop, manufacture, and sell chemical products to industrial users. Such products consist primarily of the following:

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

CUSTOMERS

During the year ended March 31, 2023 and 2022, two customers accounted for 40% and 51%, respectively, of our net revenue. As of March 31, 2023 and 2022, two customers accounted for 75% and three customers accounted for 75%, respectively of our accounts receivable. The loss of these major customers could have a material impact on our operations and cash flow.

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

RESEARCH AND DEVELOPMENT

During our fiscal years ended March 31, 2023 and 2022, research and development expenses with respect to company-sponsored research and development activities were $541,184 and $615,926, respectively. During such fiscal years, we did not expend any funds on customer-sponsored research and development activities with respect thereto, other than contracted research and development from engineering services customers.

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

RISKS RELATED TO OUR COMPANY

At March 31, 2023, we had an accumulated deficit of approximately $32 million. We may incur additional operating losses, as well as negative cash flows from operations, in the future.

We are highly dependent upon certain customers to generate our revenues. For fiscal years ended March 31, 2023 and March 31, 2022 two customers accounted for 40% and two customers accounted for 51%, respectively, of our net revenue. All customer purchases are made through purchase orders and we do not have any long-term contracts with customers. The complete loss of, or significant reduction in business from, or a material adverse change in the financial condition of, any of such customers will cause a material and adverse change in our revenues and operating results.

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

PENNY STOCK REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY OF OUR SECURITIES.

As of March 31, 2023, our common stock was exempt from the definition of a Penny Stock under SEC under Rule 240.3a51-1 because it meets one of the following tests: 1) A price of over $5 per share, 2) the issuer has Average Revenue of at least $6 million for the last 3 years, or 3) the issuer has Net Tangible Assets in excess of $2 million if the issuer has been in continuous operations for at least 3 years or $5 million if less than 3 years. Should we not meet one of the aforementioned requirements in the future, our common stock would be subject to penny stock rules. Penny stock rules, may discourage broker-dealers from effecting transactions in our common stock or affect their ability to sell our securities. As a result, purchasers and current holders of our securities could find it more difficult to sell their securities. Our stock is traded on the OTC Marketplace Venture Market referred to as the OTCQB. Trading volume of OTCQB stocks have been historically lower and more volatile then stocks traded on an exchange or the Nasdaq Stock Market. In addition, we may be subject to rules of the SEC that impose additional requirements on broker-dealers when selling penny stocks to persons other than established customers and accredited investors. In general, an accredited investor is a person with assets in excess of $1,000,000 or annual income exceeding $200,000 individually, or $300,000 together with his or her spouse. The relevant SEC regulations generally define penny stocks to include any equity security not traded on an exchange or the Nasdaq Stock Market with a market price (as defined in the regulations) of less than $5 per share. Under the penny stock regulations, a broker-dealer must make a special suitability determination as to the purchaser and must have the purchaser's prior written consent to the transaction. Prior to any transaction in a penny stock covered by these rules, a broker-dealer must deliver a disclosure schedule about the penny stock market prepared by the SEC. Broker-dealers must also make disclosure concerning commissions payable to both the broker-dealer and any registered representative and provide current quotations for the securities. Finally, broker-dealers are required to send monthly statements disclosing recent price information for the penny stock held in an account and information on the limited market in penny stocks.

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

Quarter Ended	High Bid	Low Bid

Fiscal 2023
31-Mar-23	$0.12	$0.11
31-Dec-22	$0.08	$0.07
30-Sep-22	$0.07	$0.05
30-Jun-22	$0.08	$0.07

Fiscal 2022
31-Mar-22	$0.10	$0.10
31-Dec-21	$0.10	$0.08
30-Sep-21	$0.13	$0.11
30-Jun-21	$0.15	$0.13

HOLDERS OF RECORD

As of March 31, 2023, 67,588,492 shares of the Company's common stock were issued and outstanding. On March 31, 2023, there were 1,318 shareholders of record.

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

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser. We offer a limited 90-day warranty on our electronics products and contract manufacturing and a limited 5-year warranty on our electronic controllers for spas and hot tubs. Historically, the amount of warranty revenue included in sales of our electronic products have been de minimis. We have no other post shipment obligations. Based on prior experience, no amounts have been accrued for potential warranty costs and actual costs were less than $2,000, for each of the fiscal years ended March 31, 2023 and 2022. For contract manufacturing, revenues are recognized after shipment of the completed products.

Amounts received from customers in advance of our satisfaction of applicable performance obligations are recorded as customer deposits. Such amounts are recognized as revenues when the related performance obligations are satisfied. Customer deposits of approximately $179,000 as of March 31, 2022 were recognized as revenues during the year ended March 31, 2023.

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

RESULTS OF OPERATIONS

REVENUES

Revenues increased $470,191 or 15% from the prior year, which resulted from increases of $477,657 in the electronic segment, $53,222 in the engineering segment offset by a decrease of $60,688 in the chemical segment. The increases were primarily the result of increased purchasing from customers due to the effect of the COVID shutdowns being lifted.

OPERATING INCOME (LOSS)

Income from operations for the year ended March 31, 2023 was $30,335. Loss from operations for the year ended March 31, 2022 was ($1,129,314)., an increase in operating income of $1,185,920. This was a result of an increase in gross profit due to increased sales and a reduction of operating expenses year over year, mainly due to a reduction in selling, general and administrative costs of $695,514.

Selling, general and administrative expenses decreased by $675,643 or 38%, from $1,762,026 to $1,086,383, mainly due to a decrease of $206,797 in consulting expense and $625,000 in bad debt, partially offset by a decrease of $693,817 in income realized in the PPP Forgiveness n 2022.

NET LOSS PER SHARE

Net loss for the fiscal years ended March 31, 2023 and 2022 was $96,322 and $1,384,263 or ($0.00) and ($0.02) per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2023, we had cash and cash equivalents of $1,003,730 as compared to $1,137,264 at March 31, 2022. The decrease of $133,534 was primarily the result of cash provided in operations in the amount of $125,024, offset by cash used by financing activities of $258,558. We expect to have enough cash to fund operations for the next twelve months.

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

Based on current expectations, we believe that our existing cash of $1,003,730 as of March 31, 2023 and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Although we expect available funds and funds generated from our operations to be sufficient to meet our anticipated needs for a minimum of 12 months, we may need to obtain additional capital to continue to operate and grow our business. Our cash requirements may vary materially from those currently anticipated due to changes in our operations, including our marketing and sales activities, product development, and the timing of our receipt of revenues. As of March 31, 2023, we have approximately $287,000 available for use through our line of credit. Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing on terms satisfactory to us or at all. Additionally, we will continue to reduce certain of our expenses in order to assist in meeting our capital needs.

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

The unforgiven portion of the first PPP loan is $19,725, which was converted to a term loan payable in equal installments of principal plus interest at 1% with a maturity date of  May 15, 2025.  No collateral or personal guarantees are required for the loan. At March 31, 2023, the outstanding balance is $11,656.

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

OPERATING ACTIVITIES

Net cash provided by operating activities was $125,024 for the fiscal year ended March 31, 2023. Cash provided during the year ended March 31, 2023 was primarily due to net loss of $96,322 coupled with a reduction in reduction in net operating liabilities of $65,895, a decrease in deferred taxes of $956,000, write-off of inventories of $110,504, depreciation and amortization of $34,014 and non-cash interest expense of $26,307.

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

INVESTING ACTIVITIES

For the fiscal years ended March 31, 2023 and 2022, net cash used in investing activities was zero.

FINANCING ACTIVITIES

For the fiscal year ended March 31, 2023, net cash used by financing activities was $258,558, due to advances on the line of credit of $167,894, off-set by payments toward the line of credit of $389,845, payments on PPP loan of $6,321, and a decrease in due to stockholder of $36,607.

For the fiscal year ended March 31, 2022, net cash provided by financing activities was $66,499, due to advances on the line of credit of $308,000, off-set by payments toward the line of credit of $199,653, payments on PPP loan of $6,329, and a decrease in due to stockholder of $39,158.

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

MARCH 31, 2023 AND 2022

I N D E X

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ADM Tronics Unlimited, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ADM Tronics Unlimited, Inc. (the Company) as of the year ended March 31, 2023, and the consolidated statements of operations, stockholders’ equity, and cash flows for the year ended March 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023, and the results of its operations and its cash flows for the year ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for doubtful accounts

As described further in Note 2 to the consolidated financial statements, the Company maintains an allowance for doubtful accounts against its accounts receivable balances based on the future estimated credit losses. As of March 31, 2023, the allowance for doubtful accounts was $694,871 or 57% of total accounts receivable. This estimate is determined based on internally developed qualitative and quantitative factors derived from the aging of receivables, the Company’s past collection history with customers, and economic trends and conditions. We identified estimates used to determine the allowance for doubtful accounts as a critical audit matter.

We have identified the evaluation of the Company’s estimation of allowance for doubtful accounts as a critical audit matter. There is an established policy for determining overall allowance for doubtful accounts with specific judgment in place for certain account balances that require additional evaluation and assessment which are used in estimating losses related to customer receivables. There is also a high degree of subjectivity in management’s assessment of the completeness and accuracy of the allowance for doubtful accounts, specifically the portion of the receivable expected to be collected, which requires a heightened level of auditor judgment in auditing the estimate.

-

Evaluated whether the company’s methods for developing the estimated allowance were appropriate for their accounts receivable and whether the data underlying the estimate was appropriate and has been consistently applied, including retrospective review of the estimation methodology.

-

Identified significant assumptions underlying the estimates and evaluate the reasonableness of the assumptions underlying the allowance for doubtful accounts by obtaining corroborating evidence which supported management’s estimate.

-

Reviewed the aged trial balance with subsequent collections, credit memos, and write-offs posted on it and discussed balances over 90 days that have not been subsequently collected and the reasonableness of write-offs and recoveries with management. Considered whether information produced by the company is accurate, complete, and sufficiently precise for its purpose.

-	Developed an independent expectation of the allowance for doubtful accounts and compared it to the company’s estimate.

-	Considered whether credit memos or write-offs after the balance sheet date indicate that an account was doubtful as of the balance sheet date.

-	For significant delinquent balances, evaluated the debtor’s creditworthiness.

-	Tested subsequent collections through the report date.

Inventory – Valuation for old/obsolete items

As further elaborated on in note 2 of the financial statements, the Company values inventory at the lower of cost and net realizable value. At the balance sheet date, the Company evaluated inventory for spoilage and obsolescence and deducted the value from each item as applicable. As of March 31, 2023, the company did not have an account for inventory reserve. To estimate the amount of inventory that should be written off, the company reviews inventory quantities on hand as well as spoilage rates for chemicals and obsolescence for electronics. If an item either spoils or becomes obsolete, the company will dispose of the chemicals or use the obsolete parts for other purposes if applicable. Due to this aspect of inventory, a high level of estimation and judgment is required.

Given the significant judgments associated with evaluating the valuation of inventory, auditing the reasonableness of management’s estimates and assumptions involved especially subjective judgment and increased extent of effort, therefore we identified the estimates used to determine the valuation of inventory as a critical audit matter.

Our audit procedures related to the Company’s valuation of inventory included the following:

-

We obtained an understanding and evaluated the design of the company’s process for determining whether allowances have been made for scrap, obsolete, unsalable, slow-moving, or overstocked items and determine the amount of any valuation allowances.

-

Evaluated whether the company’s methods for estimating the potential inventory reserve were appropriate for the nature and categories of inventory and whether the data underlying the estimate was appropriate and has been consistently applied, including retrospective review of the estimation methodology.

-

We obtained from management the master schedule of inventory values with adjustments from raw materials, work in process, and finished goods, and we tested the completeness and accuracy of the underlying data used in management’s inventory costing and valuation.

-

Inquired of production personnel concerning possible excess, defective, obsolete, and other inventory items that might have valuation risks, and assessed the qualifications and competence of those personnel.

-

We tested the pricing used to determine the average costs of raw materials and supplies, the net realizable value of finished goods and work in process, and management’s estimates of which materials may be obsolete.

-

Compared quantities in the current-year final inventory listing to the prior-year listing on a test basis to identify slow-moving or overstocked items, and tested inputs, including sales activity versus on-hand inventory levels, we reviewed current selling prices versus current cost.

-	Reviewed perpetual records, sales analyses, and other information to determine actual usage of the items during the year.

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company’s auditor since 2022. Somerset, New Jersey July 14, 2023

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

/s/ Raich Ende Malter & Co. LLP

We have served as the Company’s auditor since 2005. Melville, New York July 8, 2022

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2023	2022
ASSETS

Current assets:
Cash and cash equivalents	$1,003,730	$1,137,264
Accounts receivable, net of allowance for doubtful accounts of $694,871 and $675,000 at March 31, 2023 and 2022, respectively	497,793	729,721
Inventories	443,465	288,076
Prepaid expenses and other current assets	41,251	57,741

Total current assets	1,986,239	2,212,802

Other Assets:
Operating lease right-of-use asset	481,535	513,138
Long-term inventory	228,451	183,730
Loan receivable	209,809	128,322
Due from affiliate	80,090	80,090
Intangible assets, net of accumulated amortization of $22,631 and $19,751 at March 31, 2023 and 2022, respectively	13,163	16,043
Other assets	90,538	90,538
Deferred tax asset	-	125,000
Total other assets	1,103,586	1,136,861

Total assets	$3,089,825	$3,349,663

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	322,639	329,554
Accrued expenses and other current liabilities	75,659	133,053
Bank overdraft	134,837	98,766
PPP loan	11,656	5,335
Line of credit	112,809	334,760
Warrant liability	-	182,161
Operating lease liability	82,917	75,254
Customer deposits	359,723	263,619
Due to stockholder	13,626	50,233
Total current liabilities	1,113,866	1,472,735

Long-term liabilities
PPP loan less current portion	-	11,700
Operating lease liability less current portion	410,474	491,265
Total long-term liabilities	410,474	502,965

Total liabilities	1,524,340	1,975,700

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 shares authorized, 67,588,492 shares issued and outstanding	33,794	33,794
Additional paid-in capital	33,599,516	33,311,672
Accumulated deficit	(32,067,825)	(31,971,503)
Total stockholders' equity	1,565,485	1,373,963

Total liabilities and stockholders' equity	$3,089,825	$3,349,663

The accompanying notes are an integral part of these

consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2023 AND 2022

	2023	2022
Net revenues	$3,676,785	$3,206,594

Cost of sales	2,018,883	1,957,956

Gross Profit	1,657,902	1,248,638

Operating expenses:
Research and development	541,184	615,926
Selling, general and administrative	1,086,383	1,762,026

Total operating expenses	1,627,567	2,377,952

Income (loss) from operations	30,335	(1,129,314)

Other income (expense):
Forgiveness of Payroll Protection Program	-	693,817
Interest income	13,091	3,013
Interest and finance expenses	(18,938)	(15,597)

Total other income (expense)	(5,847)	681,233

Income (loss) before provision for taxes	24,488	(448,081)

Provision (benefit) for income taxes:
Current	(4,190)	(19,818)
Deferred	125,000	956,000
		.
Total benefit provision for income taxes	120,810	936,182

Net loss	$(96,322)	$(1,384,263)

Basic and diluted earnings (loss) per common share:	$(0.00)	$(0.02)

Weighted average shares of common stock outstanding - basic and diluted	67,588,492	67,588,492

The accompanying notes are an integral part of these

consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED MARCH 31, 2023 AND 2022

	Common Stock	Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2021	67,588,492	$33,794	$33,311,672	$(30,587,240)	$2,758,226

Net loss				(1,384,263)	(1,384,263)

Balance at March 31, 2022	67,588,492	$33,794	$33,311,672	$(31,971,503)	$1,373,963

Stock based compensation			287,844		287,844
Net loss				(96,322)	(96,322)
Balance at March 31, 2023	67,588,492	$33,794	$33,599,516	$(32,067,825)	$1,565,485

The accompanying notes are an integral part of these

consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2023 AND 2022

	2023	2022
Cash flows from operating activities:
Net loss	$(96,322)	$(1,384,263)
Adjustments to reconcile net loss to net cash in operating activities:
Depreciation and amortization	2,880	107,253
Write-off of inventories	110,504	34,406
Bad debt	19,871	625,000
Deferred taxes	125,000	956,000
Non-cash interest expense	26,307	30,194
Amortization of right-to-use asset	34,048	-
Stock based compensation	69,498	-
Forgiveness of Paycheck Protection Program loan	-	(693,817)
Warrant liability	-	182,161
Changes in operating assets and liabilities balances:
Accounts receivable	231,928	(189,863)
Inventories	(310,614)	(67,344)
Prepaid expenses and other current assets	47,296	(10,702)
Loan receivable	(81,487)	-
Accounts payable	(6,915)	(34,751)
Bank overdraft	36,071	98,766
Customer deposits	96,104	(30,019)
Accrued expenses and other current liabilities	(77,265)	2,669
Payments of operating lease liability	(101,880)	(101,875)
Net cash provided by (used in) operating activities	125,024	(476,185)

Cash flows provided by (used) in financing activities:
Due to shareholder	(36,607)	(39,158)
Proceeds from line of credit	167,894	308,000
Repayments of line of credit	(389,845)	(199,653)
Proceeds (payments) from/to PPP loan	-	(2,690)

Net cash provided by (used in) financing activities	(258,558)	66,499

Net decrease in cash and cash equivalents	(133,534)	(409,686)

Cash and cash equivalents - beginning of period	1,137,264	1,546,950

Cash and cash equivalents - end of period	$1,003,730	$1,137,264

Cash paid for:
Interest	$7,884	$15,597
Taxes	$-	$-
Non-cash activities:
Reclass of Warrant Liability to Additional Paid in Capital	$(182,161)	$-
Initial recognition of prepaid warrant expense	$(105,683)	$-

The accompanying notes are an integral part of these

consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 AND 2022

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The authoritative guidance for fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact. The guidance describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

Level 1:	Quoted prices in active markets for identical assets or liabilities.

Level 2:

Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3:	Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities.

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued expenses. All these items were determined to be Level 1 fair value measurements.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximated fair value because of the short maturity of these instruments.

CASH AND CASH EQUIVALENTS

Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses to date as a result of this policy. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000 per institution. At March 31, 2023, approximately $754,000 exceeded the FDIC limit.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The carrying amounts of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed the due date and estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to expenses and a credit to a valuation allowance, based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Allowance for doubtful accounts as of March 31, 2023 and March 31, 2022 was $694,871 and $675,000, respectively.

REVENUE RECOGNITION

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser. We offer a limited 90-day warranty on our electronics products and contract manufacturing and a limited 5-year warranty on our electronic controllers for spas and hot tubs. Historically, the amount of warranty included in sales of our electronic products have been de minimis. We have no other post shipment obligations. Based on prior experience, no amounts have been accrued for potential warranty costs and actual costs were less than $2,000, for each of the fiscal years ended March 31, 2023 and 2022. For contract manufacturing, revenues are recognized after shipment of the completed products.

Amounts received from customers in advance of our satisfaction of applicable performance obligations are recorded as customer deposits. Such amounts are recognized as revenues when the related performance obligations are satisfied. Customer deposits of approximately $179,000 as of March 31, 2022 were recognized as revenues during the year ended March 31, 2023.

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

All revenue is recognized net of discounts.

	Twelve Months Ended March 31,
	2023	2022
Net Revenue in the US
Chemical	$909,221	$1,033,394
Electronics	1,883,251	1,405,594
Engineering	534,644	481,422
	3,327,116	2,920,410

Net Revenue outside the US
Chemical	349,669	286,184
Electronics	-	-
Engineering	-	-
	349,669	286,184

Total Revenues	$3,676,785	$3,206,594

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

INTANGIBLE ASSETS

Intangible assets are reviewed for impairment annually whenever changes in circumstances indicate that the carrying amount may not be recoverable. In reviewing for impairment, the Company compares the carrying value of the relevant asset to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and its carrying value. During the fiscal years ended March 31, 2023 and 2022, there were no impairments.

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to $28,254 and $27,546 for the fiscal years ended March 31, 2023 and 2022, respectively.

SHIPPING AND HANDLING COSTS

Shipping and handling costs incurred for the years ended March 31, 2023 and 2022 were $4,631 and $9,371 respectively. Such costs are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations.

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

The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 31, 2023, and 2022, the Company has no accrued interest or penalties related to uncertain tax positions.

NET EARNINGS (LOSS) PER SHARE

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

Per share basic and diluted earnings (loss) amounted to ($0.00) and ($0.02) for the fiscal years ended March 31, 2023 and 2022, respectively.

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

RECLASSIFICATION:

Certain prior year amounts have been reclassified to conform with current year presentation.

NEW ACCOUNTING STANDARDS

On December 18, 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes”, which modifies ASU 740 to simplify the accounting for income taxes. The amendments in ASU 2019-12 are effective for fiscal years beginning after December 15, 2020. The Company adopted this ASU effective April 1, 2021.

In June 2016, the FASB issued ASU2016-13 “Financial Instruments – Credit Losses”. This guidance affects organizations that hold financial assets and net investments in leases that are not accounted for at fair value with changes in fair value reported in net income. The guidance requires organizations to measure all expected credit losses for financial instruments at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. It is effective for fiscal years beginning after December 15, 2022, including interim periods with those fiscal years. The Company is evaluating the potential impact on the Company’s consolidated financial statements. The Company adopted this policy effective April 1, 2023 and it did not have a material impact.

NOTE 3 – INVENTORIES

Inventories at March 31, 2023 consisted of the following:
	Current	Long-term	Total
Raw materials	$390,792	$201,317	$592,109
Finished goods	52,673	27,134	79,807
Totals	$443,465	$228,451	$671,916

Inventories at March 31, 2022 consisted of the following:
	Current	Long-term	Total
Raw materials	$240,163	$181,406	$421,579
Finished goods	47,913	2,314	50,227
Totals	$288,076	$183,730	$471,806

NOTE 4 - INTANGIBLE ASSETS

Intangible assets are being amortized using the straight-line method over periods ranging from 10-15 years with a weighted average remaining life of approximately 6 years.

	March 31, 2023						March 31, 2022
	Cost	Weighted Average Amortization Period (Years)			Accumulated Amortization	Net Carrying Amount	Cost	Weighted Average Amortization Period (Years)			Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$35,794	10	-	15	$(22,631)	$13,163	$35,794	10	-	15	$(19,751)	$16,043

Amortization expense was $2,880 and $2,880 for the years ended March 31, 2023 and 2022, respectively.

Estimated aggregate future amortization expense related to intangible assets is as follows:

For the fiscal years ended March 31,
2024	2,883
2025	2,466
2026	1,980
2027	1,725
2028	1,725
Thereafter	2,384
$13,163

NOTE 5 – LOAN RECEIVABLE - RELATED PARTY

The Company has a $75,000 investment for 23.2% of Qol Devices Inc. (Qol), which is carried at cost and reported as a component of other assets in the accompanying consolidated balance sheets.

The Company provided $330,090 in engineering services to Qol during the year March 31, 2018. Qol owes the Company $330,090 as of March 31, 2022. The receivable is shown net of a $250,000 allowance for doubtful accounts on the consolidated balance sheet as of March 31, 2023.

NOTE 6 – LINE OF CREDIT

On June 15, 2018, the Company obtained an unsecured revolving line of credit, with a limit per annum of $400,000. The line expires May 15, 2024, renewing automatically every year. The Company is required to make monthly interest payments, at a rate of 8.87% and 5.37% as of March 31, 2023 and 2022, respectively. Any unpaid principal will be due upon maturity. As of March 31, 2023 and 2022, the outstanding balance was $112,809 and $334,760, respectively.

NOTE 7 - PAYCHECK PROTECTION PROGRAM LOAN

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

The unforgiven portion of the first PPP loan is $19,725, which was converted to a term loan payable in equal installments of principal plus interest at 1% with a maturity date of May 15, 2025. No collateral or personal guarantees are required for the loan. As of March 31, 2023 and 2022, the outstanding balance was$11,656 and $17,035, respectively.

NOTE 8 – LEASES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2028. The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of March 31, 2023:

	For the fiscal year ended:	Amount
FY 2024	March 31, 2024	105,625
FY 2025	March 31, 2025	106,875
FY 2026	March 31, 2026	106,875
FY 2027	March 31, 2027	106,875
FY 2028	March 31, 2028	106,875
FY 2029	March 31, 2029 ends June 30, 2028	26,719
		559,844
	Less: Amount attributable to imputed interest	(66,453)
		$493,391

	Weighted average remaining lease term (in years)	3.2
	Weighted average discount rate	5%

Rent and real estate tax expense for all facilities for the years ended March 31, 2023 and 2022 was approximately $137,000 for each year, and are reported as a component of cost of sales and selling, general and administrative expenses in the accompanying consolidated statement of operations. The Company paid $101,875 in lease payments during the year.

NOTE 9 – CONCENTRATIONS

During the year ended March 31, 2023 and 2022, two customers accounted for 40% and 51% of our revenue, respectively. As of March 31, 2023, two customers accounted for 75% of our gross accounts receivable. As of March 31, 2022, three customers accounted for 75% of our gross accounts receivable. The loss of these major customers could have a material impact on our operations and cash flow.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Revenues from foreign customers represented $349,669 of our net revenue or 9.5% and $286,184 of our net revenue or 9% for the year ended March 31, 2022.

NOTE 10 - SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Electronics	Engineering	Total
Twelve months ended March 31, 2023
Revenue from external customers	$1,258,890	$1,883,251	$534,644	$3,676,785
Segment operating income (loss)	$(49,966)	$(65,271)	$145,572	$30,335

Twelve months ended March 31, 2022
Revenue from external customers	$1,319,578	$1,405,594	$481,422	$3,206,594
Segment operating loss	$(443,587)	$(662,808)	$(22,919)	$(1,129,314)

Total assets at March 31, 2023	$1,050,541	$1,575,811	$463,473	$3,089,825

Total assets at March 31, 2022	$1,365,789	$1,463,317	$520,557	$3,349,663

NOTE 11 - DISAGGREGATED NET REVENUES

The following tables show the Company's net revenues disaggregated by reportable segment and by product and service type:

	Twelve Months Ended March 31,
	2023	2022
Net Revenue in the US
Chemical	$909,221	$1,033,394
Electronics	1,883,251	1,405,594
Engineering	534,644	481,422
	3,327,116	2,920,410

Net Revenue outside the US
Chemical	349,669	286,184
Electronics	-	-
Engineering	-	-
	349,669	286,184

Total Revenues	$3,676,785	$3,206,594

NOTE 12 - INCOME TAXES

The provision for income taxes consisted of the following:

	03/31/2023	3/31/2022
Current:
Federal	$-	$-
State	$(4,190)	$(19,818)
Total	$(4,190)	$(19,818)

Deferred
Federal	93,383	714,194
State	31,617	241,806
Total	$125,000	$956,000

Provision for income taxes	$120,810	$936,182

The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows:

	03/31/2023	03/31/2023	3/31/2022	3/31/2022

Book income at federal statutory rate, 21%	10,660	21.00%	(94,100)	21.00%
State Capital Taxes	1,580	3.11%	4,300	-0.96%
State taxes, net of federal benefit	5,115	10.08%	-	0.00%
Permanent Items	4,449	8.76%	20,482	-4.57%
PPP Loan Forgiveness			(195,000)	43.52%
Prior Year Tax Receivable True-Up	(6,190)	-12.19%
Prior Year Deferred Tax Asset/(L) True Up	27,987	55.14%	-	0.00%
Valuation Allowance	108,986	214.71%	1,322,600	-295.17%
Federal research & development credit generated	(31,776)	-62.60%	(122,100)	27.25%
	120,810	238.00%	936,182	-208.93%

Deferred income taxes reflect the net effects of temporary difference between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

Deferred tax assets/(liabilities)	03/31/2023	3/31/2022
Federal Net operating loss carryovers	443,074	834,000
New Jersey Net operating loss carryovers	105,699
Federal R&D Credit	328,723	311,000
New Jersey R&D Credit	126,091	115,000
Depreciation & Amortization	137,429	(2,000)
Allowance For Doubtful Accounts	260,018	190,000
Stock Comp Expense	30,516	-
Gross deferred tax assets	1,431,550	1,448,000
Valuation allowance	(1,431,550)	(1,323,000)
Total deferred tax assets	-	125,000

NOTE 13 – WARRANT LIABILITY

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

NOTE 14 – DUE TO STOCKHOLDER

The Company’s President has been deferring his salary and bonuses periodically to assist the Company’s cash flow. There are no repayment terms or interest accruing on this liability. The balance as of March 31, 2023 was $13,626.

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

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation as of March 31, 2023, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are not effective.

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

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting as of March 31, 2023, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its assessment, management has concluded that our internal control over financial reporting was not effective as of March 31, 2023.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

The determination that our disclosure controls and procedures were not effective as of March 31, 2023 are a result of:

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

The Company believes that the financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of March 31, 2023 and 2022 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended March 31, 2023 and 2022, in accordance with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

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

Name	Age	Position
Andre' DiMino	67	President, Chief Executive Officer
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

ITEM 11. EXECUTIVE COMPENSATION

Name and Principal Position Year	Year	Salary	Bonus	Option	Other	Total

Andre' DiMino, Chief Executive Officer	2023	$173,446	$17,345	-	-	$190,791

	2022	$160,500	$16,050	-	-	$176,550

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the fiscal year ended March 31, 2023 we contracted with Rosenberg Rich Baker Berman, P.A. (RRBB). The aggregate fees billed for professional services rendered by RRBB were $95,000. Our previous auditors, Raich Ende Malter & Co. LLP ("Raich")were $95,000 for the fiscal year ended March 31, 2022 for the audit of the Company's annual consolidated financial statements, and for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q.

AUDIT-RELATED FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2022 and 2021 for assurance and related services by Raich that are reasonably related to the performance of the audit or review of the Company's financial statements and not reported above under “Audit Fees” were $0 for each year.

TAX FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2023 and 2022 for professional services rendered by the aformentioned accounting firms were approximately $10,000 each year.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of July, 2023.

ADM TRONICS UNLIMITED, INC.

By:	/s/ Andre' DiMino
Andre' Di Mino
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

		Title	Date

/s/	Andre' DiMino	Chief Executive Officer (Principal	July 14, 2023
	Andre' DiMino	Executive Officer, Principal
Financial Officer and Principal
Accounting Officer) and Director