Form 10-Q
period 2023-06-30
ADM TRONICS UNLIMITED, INC.
filed 2023-08-14
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to

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

The Company has 67,588,492 shares outstanding as of August 14, 2023.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2023	2023
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$844,731	$1,003,730
Accounts receivable, net of allowance for doubtful accounts of $719,871 and $694,871 at June 30, 2023 and March 31, 2023, respectively	575,545	497,793
Inventories	509,828	443,465
Prepaid expenses and other current assets	31,987	41,251

Total current assets	1,962,091	1,986,239

Other Assets:
Property and equipment, net of accumulated depreciation of $203,560 and $181,289 at March 31, 2022 and March 31, 2021, respectively	-	-
Long-term inventory	188,863	228,451
Operating lease right-of-use asset	461,422	481,535
Loan receivable	215,309	209,809
Due from affiliate	80,090	80,090
Intangible assets, net of accumulated amortization of $23,351 and $22,631 at June 30, 2023 and March 31, 2023, respectively	12,443	13,163
Other assets	90,538	90,538

Total other assets	1,048,665	1,103,586

Total assets	$3,010,756	$3,089,825

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$278,714	$322,639
Bank overdraft	150,728	134,837
Accrued expenses and other current liabilities	108,878	75,659
PPP loan	10,311	11,656
Line of credit	215,116	112,809
Operating lease liability	85,565	82,917
Customer deposits	332,442	359,723
Due to stockholder	6,409	13,626
Total current liabilities	1,188,163	1,113,866

Long-term liabilities
Operating lease liability less current portion	388,337	410,474
Total long-term liabilities	388,337	410,474

Total liabilities	1,576,500	1,524,340

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 shares authorized, 67,588,492 shares issued and outstanding	33,794	33,794
Additional paid-in capital	33,600,548	33,599,516
Accumulated deficit	(32,200,086)	(32,067,825)
Total stockholders' equity	1,434,256	1,565,485

Total liabilities and stockholders' equity	$3,010,756	$3,089,825

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022
(Unaudited)

	2023	2022

Net revenues	$762,689	$921,408

Cost of sales	437,547	538,349

Gross Profit	325,142	383,059

Operating expenses:
Research and development	130,587	123,600
Selling, general and administrative	332,351	294,084

Total operating expenses	462,938	417,684

Loss from operations	(137,796)	(34,625)

Other income (expense):
Interest income	8,001	473
Interest and finance expenses	(2,466)	(4,514)

Total other income (expense)	5,535	(4,041)

Loss before provision for taxes	(132,261)	(38,666)

Net loss	$(132,261)	$(38,666)

Basic and diluted loss per common share:	$(0.00)	$(0.00)

Weighted average shares of common stock outstanding - basic and diluted	67,588,492	67,588,492

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

	Common Stock	Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at April 1, 2022	67,588,492	$33,794	$33,311,672	$(31,971,503)	$1,373,963

Stock based compensation			287,844		287,844

Net (loss)				$(38,666)	$(38,666)

Balance at June 30, 2022	67,588,492	$33,794	$33,599,516	$(32,010,169)	$1,623,141

Balance at April 1, 2023	67,588,492	$33,794	$33,599,516	$(32,067,825)	$1,565,485

Stock based compensation			1,032		1,032

Net income (loss)				(132,261)	(132,261)

Balance at June 30, 2023	67,588,492	$33,794	$33,600,548	$(32,200,086)	1,434,256

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022
(Unaudited)

	2023	2022
Cash flows from operating activities:
Net loss	$(132,261)	$(38,666)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	720	720
Write-off of inventories	19,404	6,976
Bad debt	25,000	-
Non-cash interest expense	5,981	7,006
Amortization of right-to-use asset	20,114	20,526
Stock based compensation	1,032	35,848
Changes in operating assets and liabilities balances:
Accounts receivable	(102,752)	(79,796)
Inventories	(46,179)	(147,409)
Prepaid expenses and other current assets	9,264	(40,160)
Loan receivable	(5,500)	-
Accounts payable	(43,925)	146,078
Bank overdraft	15,891	-
Customer deposits	(27,281)	(20,689)
Accrued expenses and other current liabilities	33,217	(29,187)
Payments of operating lease liability	(25,469)	(25,469)
Net cash (used in) operating activities	(252,744)	(164,222)

Cash flows provided in financing activities:
Due to shareholder	(7,217)	(10,187)
Proceeds from line of credit	105,037	48,148
Repayments of line of credit	(2,730)	(23,346)
Payments to PPP loan	(1,345)	(1,345)

Net cash provided by financing activities	93,745	13,270

Net (decrease) in cash and cash equivalents	(158,999)	(150,952)

Cash and cash equivalents - beginning of period	1,003,730	1,038,498

Cash and cash equivalents - end of period	$844,731	$887,546

Cash paid for:
Interest	$2,466	$4,514

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2023 AND 2022

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by ADM pursuant to accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the condensed financial position and operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended March 31, 2023 as disclosed in our annual report on Form 10-K for that year. Unaudited interim results are not necessarily indicative of the results for the full fiscal year ending March 31, 2023. The consolidated balance sheet as of March 31, 2022 was derived from the audited consolidated financial statements as of and for the year then ended.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

For certain of our financial instruments, including accounts receivable, accounts payable, and accrued expenses, the carrying amounts approximate the fair value due to their relatively short maturities.

CASH AND CASH EQUIVALENTS

Cash equivalents are comprised of highly liquid investments with original maturities of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses to date as a result of this policy. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At June 30, 2023 and March 31, 2023, approximately $595,000 and $638,000, respectively, exceeded the FDIC limit.

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

Amounts received from customers in advance of our satisfaction of applicable performance obligations are recorded as customer deposits. Such amounts are recognized as revenues when the related performance obligations are satisfied. Customer deposits of approximately $27,000 and $39,000 were recognized as revenues during the three months ended June 30, 2023 and 2022, respectively.

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

PROPERTY AND EQUIPMENT

We record our property and equipment at historical cost. We expense maintenance and repairs as incurred. Depreciation is provided for by the straight-line method over five to seven years, the estimated useful lives of the property and equipment. As of June 30, 2023, all fixed assets were fully depreciated.

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to $6,184 and $8,796 for the three months ended June 30, 2023 and June 30, 2022, respectively.

NET LOSS PER SHARE

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

There were no anti-dilutive instruments in force during the periods ended June 30, 2023 and 2022, respectively.

Per share basic and diluted (loss) amounted to $(0.00) and $(0.00) for the three months ended June 30, 2023 and 2022, respectively.

RECLASSIFICATION

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net loss.

NEW ACCOUNTING STANDARDS

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date of April 1, 2023. These standards replace the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measure at amortized cost to be presented at the net amount expected to be collected. The Company determined that this change does not have a material impact to the financial statements or financial statement disclosures.

NOTE 3 - INVENTORIES

Inventories at June 30, 2023 consisted of the following:
	Current	Long Term	Total
Raw materials	$411,068	$182,866	$593,934
Finished goods	98,760	5,997	104,757
Totals	$509,828	$188,863	$698,691

Inventories at March 31, 2023 consisted of the following:
	Current	Long Term	Total
Raw materials	$390,792	$201,317	$592,109
Finished goods	52,673	27,134	79,807
Totals	$443,465	$228,451	$671,916

NOTE 4 - INTANGIBLE ASSETS

Intangible assets are being amortized using the straight-line method over periods ranging from 10-15 years with a weighted average remaining life of approximately 6 years.

	June 30, 2023				March 31, 2023
	Cost	Weighted Average Amortization Period (Years)	Accumulated Amortization	Net Carrying Amount	Cost	Weighted Average Amortization Period (Years)	Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$35,794	10 - 15	$(23,351)	$12,443	$35,794	10 - 15	$(22,631)	$13,163

Estimated aggregate future amortization expense related to intangible assets is as follows:

For the fiscal years ended March 31,
2024	2,163
2025	2,466
2026	1,980
2027	1,725
2028	1,725
Thereafter	2,384
12,443

NOTE 5 – CONCENTRATIONS

During the three months ended June 30, 2023, two customers accounted for 40% of our net revenue. During the three months ended June 30, 2022, one customer accounted for 44% of net revenue.

As of June 30, 2023, two customers represented 79% of our gross accounts receivable. As of March 31, 2023, two customers accounted for 40% of our gross accounts receivable.

As of June 30, 2023, three vendors accounted for over 50% of our accounts payable balance.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Net revenues from foreign customers for the three months ended June 30, 2023 were $119,034 or 16%.

Net revenues from foreign customers for the three months ended June 30, 2022 were $125,275 or 14%.

NOTE 6 - DISAGGREGATED REVENUES AND SEGMENT INFORMATION

The following tables show the Company's revenues disaggregated by reportable segment and by product and service type:

	Three Months Ended June 30,
	2023	2022
Net Revenue in the US
Chemical	$218,971	$246,900
Electronics	266,163	464,692
Engineering	158,521	84,541
	643,655	796,133

Net Revenue outside the US
Chemical	119,034	125,275
Electronics	-	-
Engineering	-	-
	119,034	125,275

Total Revenues	$762,689	$921,408

Information about segments is as follows:

	Chemical	Electronics	Engineering	Total
Three months ended June 30, 2023
Revenue from external customers	$338,005	$266,163	$158,521	$762,689
Segment operating income	$(79,788)	$(73,708)	$15,700	$(137,796)

Three months ended June 30, 2022
Revenue from external customers	$372,175	$464,692	$84,541	$921,408
Segment operating income	$11,393	$(66,655)	$20,637	$(34,625)

Total assets at June 30, 2023	$1,324,733	$1,053,765	$632,258	$3,010,756

Total assets at March 31, 2023	$1,050,541	$1,575,811	$463,473	$3,089,825

NOTE 7 – DUE FROM AFFILIATE

The Company has a $75,000 investment for 23.2% of Qol Devices Inc. (Qol). It was determined that the Company does not hold a significant influence which results in us carrying this asset at cost and reported as a component of other assets in the accompanying consolidated balance sheets.

The Company provided $330,090 in engineering services to Qol during the year March 31, 2018. This amount is shown net of a $250,000 allowance for doubtful accounts on the consolidated balance sheets as of June 30, 2023 and March 31, 2023.

NOTE 8 – LEASES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2028. The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of December 31, 2022:

	For the fiscal year ended:	Amount
FY 2024	March 31, 2024		$80,154
FY 2025	March 31, 2025		106,872
FY 2026	March 31, 2026		106,872
FY 2027	March 31, 2027		106,872
FY 2028	March 31, 2028		106,872
FY 2029	March 31, 2029	ends June 30, 2028	26,718
			534,360
	Less: Amount attributable to imputed interest		(60,458)
			$473,902

	Weighted average remaining lease term (in years)		3.0
	Weighted average discount rate		5%

Rent and real estate tax expense for all facilities for the three months ended June 30, 2023 was approximately $34,000.

Rent and real estate tax expense for all facilities for the three months ended June 30, 2022 was approximately $34,000.

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

The unforgiven portion of the first PPP loan is $19,725, which was converted to a term loan payable in equal installments of principal plus interest at 1% with a maturity date of  May 15, 2025.  No collateral or personal guarantees is required for the loan. At June 30, 2023, the outstanding balance is $10,311.

NOTE 10 – WARRANTS

On April 11, 2023, warrants to purchase Company stock were issued to two outside consultants. Each consultant was granted 100,000 warrants with a strike price of $0.20. The Warrants vested and were exercisable immediately. The warrants were valued using a Black Scholes model effective April 11, 2023, cumulative volatility was computed at 123.52% and the total valuation was $8,256 which will be amortized over the 24 month life.

	Outstanding and exercisable
		Weighted-	Weighted-
Range of		average	average
exercise	Number	remaining life	exercise	Number
prices	outstanding	in years	price	exercisable

$0.20	200,000	1.78	$0.20	200,000	See below

	200,000	1.79	$0.20	200,000

	2023		2022
	# of Shares	Weighted	# of Shares	Weighted
		Average		Average
		Exercise		Exercise
		Price		Price

Outstanding, beginning of year	-	$-	-	$-

Issued	200,000	0.20	-	-

Exercised	-	-	-	-

Expired	-	-	-	-

Cancelled	-	-	-	-

Outstanding, end of period	200,000	$0.20	-	$-

Exercisable, end of period	200,000	$0.20	-	$-

NOTE 11 – LINE OF CREDIT

On June 15, 2018, the Company obtained an unsecured revolving line of credit, with a limit of $400,000. The line expires May 15, 2024, renewing automatically every year. The Company is required to make monthly interest payments, at a rate of 8.87% as of June 30, 2023. Any unpaid principal will be due upon maturity. At June 30, 2023 and March 31, 2023, the outstanding balance was $215,116 and $112,809, respectively.

NOTE 12 – DUE TO STOCKHOLDER

The Company’s President and a stockholder, has been deferring his salary and bonuses periodically to assist the Company’s cash flow. There are no repayment terms or interest accruing on this liability. As of June 30, 2023 and March 31, 2023, the amount due was $6,409 and $13,626, respectively.

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

Product Liability

As of June 30, 2023 and March 31, 2023, there were no claims against us for product liability.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2023 AS COMPARED TO JUNE 30, 2022.

For the three months ended June 30, 2023
	Chemical	Electronics	Engineering	Total
Revenue	$338,005	$266,163	$158,521	$762,689
Cost of Sales	214,101	177,843	45,603	437,547
Gross Profit	123,904	88,320	112,918	325,142
Gross Profit Percentage	37%	33%	71%	43%

Operating Expenses	203,692	162,029	97,217	462,938
Operating Income (Loss)	(79,788)	(73,709)	15,701	(137,796)
Other income (expenses)	2,435	1,937	1,163	5,535
Income (loss) before provision from income taxes	$(77,353)	$(71,772)	$16,864	$(132,261)

For the three months ended June 30, 2022
	Chemical	Electronics	Engineering	Total
Revenue	$372,175	$464,692	$84,541	$921,408
Cost of Sales	189,532	322,505	26,312	538,349
Gross Profit	182,643	142,187	58,229	383,059
Gross Profit Percentage	49%	31%	69%	42%

Operating Expenses	171,250	208,842	37,592	417,684
Operating Income (Loss)	11,393	(66,655)	20,637	(34,625)
Other income (expenses)	(1,657)	(2,021)	(363)	(4,041)
Income (loss) before provision from income taxes	$9,736	$(68,676)	$20,274	$(38,666)

Variance
	Chemical	Electronics	Engineering	Total
Revenue	$(34,170)	$(198,529)	$73,980	$(158,719)
Cost of Sales	24,569	(144,662)	19,291	(100,802)
Gross Profit	(58,739)	(53,867)	54,689	(57,917)
Gross Profit Percentage	-12%	3%	2%	1%

Operating Expenses	32,442	(46,813)	59,625	45,254
Operating Income (Loss)	(91,181)	(7,054)	(4,936)	(103,171)
Other income (expenses)	4,092	3,958	1,526	9,576
Income (loss) before benefit from income taxes	$(87,089)	$(3,096)	$(3,410)	$(93,595)

Revenues for the three months ended June 30, 2023 decreased by $158,719. The decrease is a result of decreased sales of $34,170 in the Chemical segment, $198,529 in the Electronics segment offset by an increase of $73,980 in the Engineering segment.

Gross profit for the three months ended June 30, 2023 decreased by $57,917. The decrease in gross profit resulted primarily from decreased sales in Chemical and Electronics segments.

We are highly dependent upon certain customers. During the three months ended June 30, 2023, two customers accounted for 40% of our net revenue. Net revenues from foreign customers for the three months ended June 30, 2023 was $119,034 or 16%.

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

Loss from operations for the three months ended June 30, 2023 was $137,796 compared to loss from operations for the three months ended June 30, 2022 of $34,625.

Other income increased $9,576 for the three months ended June 30, 2023. The increase is mainly attributable to an increase in interest income.

The foregoing resulted in net loss before provision for taxes for the three months ended June 30, 2023 of $132,261. Loss per share were ($0.00) for the three months ended June 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2023, we had cash and cash equivalents of $844,731 as compared to $1,003,730 at March 31, 2023. The $158,999 decrease was primarily the result of cash used in operations during the three-month period in the amount of $252,744 and cash provided in financing activities of $93,745. Our cash will continue to be used for increased marketing costs, and increased production labor costs all in an attempt to increase our revenue, as well as increased expenditures for our internal R&D.  We expect to have enough cash to fund operations for the next twelve months.

Below is a summary of our cash flow for the three-month ending periods indicated:

	June 30, 2023	June 30, 2022
Net cash provided by (used in) operating activities	$(252,744)	$(164,222)
Net cash provided by (used in) investing activities	-	-
Cash flows provided (used) in financing activities:	93,745	13,270
Net increase (decrease) in cash and cash equivalents	(158,999)	(150,952)
Cash and cash equivalents - beginning of period	1,003,730	1,038,498
Cash and cash equivalents - end of period	844,731	887,546

Future Sources of Liquidity:

We expect that growth with profitable customers and continued focus on new customers will enable us to generate cash flows from operating activities during fiscal 2024.

Based on current expectations, we believe that our existing cash and cash equivalents of $844,731 as of June 30, 2023, and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash used by operating activities was $252,744 for the three months ended June 30, 2023, as compared to net cash used by operating activities of $164,222 for the three months ended June 30, 2022. The cash used during the three months ended June 30, 2023 was primarily due to a decrease in net operating assets of $181,353 combined with a decrease in net operating liabilities of $22,096,  net loss of $132,261offset by write-off of inventories of $19,404, amortization of $20,834, and stock based compensation of $1,032  and non-cash interest expense of $20,113

INVESTING ACTIVITIES

No cash was provided for or used in investing activities for the three months ended June 30, 2023.

FINANCING ACTIVITIES

For the three months ended June 30,2023, net cash provided by financing activities was $93,745 due to a net borrowing and payments in the line of credit of $102,307, a decrease in due to stockholder of $7,217 and repayments on the PPP loan of $1,345.

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

Cash and cash equivalents – For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at inception. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held at these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At June 30, 2023, approximately $638,000 exceeded the FDIC limit.

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

The determination that our disclosure controls and procedures were not effective as of June 30, 2023, is a result of:

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

The Company believes that the financial statements present fairly, in all material respects, the Company’s condensed consolidated balance sheets as of June 30, 2023, and March 31, 2023 and the related condensed consolidated statements of operations, and cash flows for the three months ended June 30, 2023 and 2022, in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended March 31, 2023.

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
August 14, 2023