Form 10-Q
period 2023-09-30
ADM TRONICS UNLIMITED, INC.
filed 2023-11-14
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The Company has 67,588,492 shares outstanding as of November 14, 2023.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2023	2023
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$716,323	$1,003,730
Accounts receivable, net of allowance for credit losses of $429,872 and $694,871 at September 30, 2023 and March 31, 2023, respectively	873,603	497,793
Inventories	396,761	443,465
Prepaid expenses and other current assets	23,904	41,251

Total current assets	2,010,591	1,986,239

Other Assets:
Long-term inventory	$188,117	$228,451
Operating lease right-of-use asset	441,053	481,535
Loan receivable	-	209,809
Due from affiliate	-	80,090
Intangible assets, net of accumulated amortization of $24,071 and $22,631 at September 30, 2023 and March 31, 2023, respectively	11,723	13,163
Other assets	90,538	90,538
Total other assets	731,431	1,103,586

Total assets	$2,742,022	$3,089,825

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$282,408	$322,639
Bank overdraft	53,236	134,837
Accrued expenses and other current liabilities	76,709	75,659
PPP loan	8,966	11,656
Line of credit	297,339	112,809
Operating lease liability	86,639	82,917
Customer deposits	363,272	359,723

Due to stockholder	-	13,626
Total current liabilities	1,168,569	1,113,866

Long-term liabilities
Operating lease liability less current portion	366,270	410,474
Total long-term liabilities	366,270	410,474

Total liabilities	1,534,839	1,524,340

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 shares authorized, 67,588,492 shares issued and outstanding	33,794	33,794
Additional paid-in capital	33,601,580	33,599,516

Accumulated deficit	(32,428,191)	(32,067,825)
Total stockholders' equity	1,207,183	1,565,485

Total liabilities and stockholders' equity	$2,742,022	$3,089,825

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2023	2022	2023	2022

Net revenues	$754,132	$1,140,268	$1,516,821	$2,061,676

Cost of sales	547,980	582,235	985,527	1,120,584

Gross Profit	206,152	558,033	531,294	941,092

Operating expenses:
Research and development	131,743	136,102	262,330	259,702
Selling, general and administrative	302,059	319,039	634,410	613,123

Total operating expenses	433,802	455,141	896,740	872,825

Income (loss) from operations	(227,650)	102,892	(365,446)	68,267

Other income (expense):
Interest income	6,592	521	14,593	994
Interest and finance expenses	(7,047)	(3,370)	(9,513)	(7,884)
Total other income (expense)	(455)	(2,849)	5,080	(6,890)

Income (loss) before provision for income taxes	(228,105)	100,043	(360,366)	61,377

Net income (loss)	$(228,105)	$100,043	$(360,366)	$61,377

Basic and diluted per common share:	$(0.00)	$0.00	$(0.01)	$0.00

Weighted average shares of common stock outstanding - basic and diluted	67,588,492	67,588,492	67,588,492	67,588,492

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

	Common Stock	Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at April 1, 2022	67,588,492	$33,794	$33,311,672	$(31,971,503)	$1,373,963

Stock based compensation			287,844		287,844

Net (loss)				$(38,666)	(38,666)

Balance at June 30, 2022	67,588,492	$33,794	$33,599,516	$(32,010,169)	$1,623,141

Net (loss)				$100,043	100,043

Balance at September 30, 2022	67,588,492	$33,794	$33,599,516	$(32,110,212)	$1,523,098

Balance at April 1, 2023	67,588,492	$33,794	$33,599,516	$(32,067,825)	$1,565,485

Stock based compensation			1,032		1,032

Net (loss)				(132,261)	(132,261)

Balance at June 30, 2023	67,588,492	$33,794	$33,600,548	$(32,200,086)	$1,434,256

Stock based compensation			1,032		1,032

Net (loss)				(228,105)	(228,105)

Balance at September 30, 2023	67,588,492	$33,794	$33,601,580	$(32,428,191)	$1,207,183

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(Unaudited)

	2023	2022
Cash flows from operating activities:
Net loss	$(360,366)	$61,377
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	1,440	1,440
Write-off of inventories	28,710	23,853
Credit recoveries	(305,090)	-
Loan impairment	209,809
Non-cash interest expense	11,706	13,780
Amortization of right-to-use asset	40,482	41,051
Stock based compensation	2,064	(2,876)
Changes in operating assets and liabilities balances:
Accounts receivable	(70,720)	125,549
Due from affiliate	80,090	-
Inventories	58,328	(121,590)
Prepaid expenses and other current assets	17,347	46,091
Loan receivable	-	(76,504)
Accounts payable	(40,231)	2,685
Bank overdraft	(81,601)	-
Customer deposits	3,549	(70,995)
Accrued expenses and other current liabilities	1,050	(56,813)
Payments of operating lease liability	(52,188)	(50,937)
Net cash provided by (used in) operating activities	(455,621)	(63,889)

Cash flows provided (used) in financing activities:
Due to shareholder	(13,626)	(20,373)
Proceeds from line of credit	192,060	82,424
Repayments of line of credit	(7,530)	(179,477)
Borrowing from (repayments to) stockholder	-	-
Proceeds (payments) from/to PPP loan	(2,690)	(2,690)

Net cash provided by (used in) financing activities	168,214	(120,116)

Net decrease in cash and cash equivalents	(287,407)	(184,005)

Cash and cash equivalents - beginning of period	1,003,730	1,038,498

Cash and cash equivalents - end of period	$716,323	$854,493

Cash paid for:
Interest	$9,513	$7,884

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by ADM pursuant to accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the condensed financial position and operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended March 31, 2023 as disclosed in our annual report on Form 10-K for that year. Unaudited interim results are not necessarily indicative of the results for the full fiscal year ending March 31, 2024. The consolidated balance sheet as of March 31, 2023 was derived from the audited consolidated financial statements as of and for the year then ended.

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

CASH AND CASH EQUIVALENTS

Cash equivalents are comprised of highly liquid investments with original maturities of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses to date as a result of this policy. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At September 30, 2023 and March 31, 2023, approximately $466,000 and $638,000, respectively, exceeded the FDIC limit.

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

Amounts received from customers in advance of our satisfaction of applicable performance obligations are recorded as customer deposits. Such amounts are recognized as revenues when the related performance obligations are satisfied. Customer deposits of approximately $57,000 and $84,000 were recognized as revenues during the three and six months ended September 30, 2023 and $27,000 and $62,000 for the three and six months ended September 30, 2022, respectively.

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

PROPERTY AND EQUIPMENT

We record our property and equipment at historical cost. We expense maintenance and repairs as incurred. Depreciation is provided for by the straight-line method over five to seven years, the estimated useful lives of the property and equipment. As of September 30, 2023, all fixed assets were fully depreciated.

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to $4,434 and $11,133 and $8,796 and $15,031 for the three and six months ended September 30, 2023 and September 30, 2022, respectively.

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

There were no anti-dilutive instruments in force during the periods ended September 30, 2023 and 2022, respectively.

Per share basic and diluted income/(loss) amounted to $(0.00) and $0.00 for the three months ended September 30, 2023 and 2022, respectively. Per share basic and diluted income/(loss) amounted to $(0.01) and $0.00 for the six months ended September 30, 2023 and 2022, respectively.

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

NOTE 3 - INVENTORIES

Inventories at September 30, 2023 consisted of the following:

	Current	Long Term	Total
Raw materials	$335,572	$182,119	$517,691
Finished goods	61,189	5,998	67,187
Totals	$396,761	$188,117	$584,878

Inventories at March 31, 2023 consisted of the following:

	Current	Long Term	Total
Raw materials	$390,792	$201,317	$592,109
Finished goods	52,673	27,134	79,807
Totals	$443,465	$228,451	$671,916

NOTE 4 - INTANGIBLE ASSETS

Intangible assets are being amortized using the straight-line method over periods ranging from 10-15 years with a weighted average remaining life of approximately 6 years.

	September 30, 2023						March 31, 2023
	Cost	Weighted Average Amortization Period (Years)			Accumulated Amortization	Net Carrying Amount	Cost	Weighted Average Amortization Period (Years)			Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$35,794	10	-	15	$(24,071)	$11,723	$35,794	10	-	15	$(22,631)	$13,163

Estimated aggregate future amortization expense related to intangible assets is as follows:

For the fiscal years ended March 31,
2024	$1,443
2025	2,466
2026	1,980
2027	1,725
2028	1,725
Thereafter	2,384
$11,723

NOTE 5 – CONCENTRATIONS

During the three months ended September 30, 2023, two customers accounted for 48% of our net revenue. During the three months ended September 30, 2022, three customers accounted for 65% of net revenue.

During the six months ended September 30, 2023, two customers accounted for 42% of our net revenue. During the three months ended September 30, 2022, two customers accounted for 50% of net revenue.

As of September 30, 2023, three customers represented 69% of our gross accounts receivable. As of March 31, 2023, two customers accounted for 75% of our gross accounts receivable.

As of September 30, 2023, two vendors accounted for 42% of our accounts payable balance.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Net revenues from foreign customers for the three and six months ended September 30, 2023 were $79,106 or 10% of net sales and $198,141 or 13% of net sales, respectively.

Net revenues from foreign customers for the three and six months ended September 30, 2022 were $86,296 or 8% of net sales and $211,571 or 10% of net sales, respectively.

NOTE 6 - DISAGGREGATED REVENUES AND SEGMENT INFORMATION

The following tables show the Company's revenues disaggregated by reportable segment and by product and service type:

	Three months Ended September 30,
	2023	2022
Net Revenue in the US
Chemical	$203,804	$259,099
Electronics	392,878	633,857
Engineering	78,344	161,016
	675,026	1,053,972

Net Revenue outside the US
Chemical	79,106	86,296
Electronics	-	-
Engineering	-	-
	79,106	86,296

Total Revenues	$754,132	$1,140,268

	Six Months Ended September 30,
	2023	2022
Net Revenue in the US
Chemical	$422,774	$505,999
Electronics	659,041	1,098,549
Engineering	236,865	245,557
	1,318,680	1,850,105

Net Revenue outside the US
Chemical	198,141	211,571
Electronics	-	-
Engineering	-	-
	198,141	211,571

Total Revenues	$1,516,821	$2,061,676

Information about segments is as follows:

	Chemical	Electronics	Engineering	Total
Three months ended September 30, 2023
Revenue from external customers	$282,910	$392,878	$78,344	$754,132
Segment operating (loss)	$(115,567)	$(102,070)	$(10,013)	$(227,650)

Six months ended September 30, 2023
Revenue from external customers	$620,915	$681,307	$214,599	$1,516,821
Segment operating (loss)	$(195,355)	$(153,512)	$(16,579)	$(365,446)

Three months ended September 30, 2022
Revenue from external customers	$345,395	$633,857	$161,016	$1,140,268
Segment operating income	$1,018	$43,226	$58,648	$102,892

Six months ended September 30, 2022
Revenue from external customers	$717,570	$1,098,549	$245,557	$2,061,676
Segment operating income (loss)	$12,411	$(23,429)	$79,285	$68,267

Total assets at September 30, 2023	$1,124,229	$1,233,910	$383,883	$2,742,022

Total assets at March 31, 2023	$1,050,541	$1,575,811	$463,473	$3,089,825

NOTE 7 – DUE FROM AFFILIATE

The Company has a $75,000 investment for 23.2% of Qol Devices Inc. (Qol). It was determined that the Company does not hold a significant influence which results in us carrying this asset at cost and reported as a component of other assets in the accompanying consolidated balance sheets.

The Company provided $330,090 in engineering services to Qol during the year ended March 31, 2018. This amount is shown net of a $330,090 and $250,000 allowance for credit losses on the consolidated balance sheets as of September 30, 2023 and March 31, 2023.

NOTE 8 – LEASES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2028. The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of September 30, 2023:

	For the fiscal year ended:	Amount
FY 2024	March 31, 2024		$53,436
FY 2025	March 31, 2025		106,872
FY 2026	March 31, 2026		106,872
FY 2027	March 31, 2027		106,872
FY 2028	March 31, 2028		106,872
FY 2029	March 31, 2029	ends June 30, 2028	26,718
			507,642
	Less: Amount attributable to imputed interest		(54,733)
			$452,909

	Weighted average remaining lease term (in years)		2.9
	Weighted average discount rate		5%

Rent and real estate tax expense for all facilities for the three and six months ended September 30, 2023 was approximately $35,000 and $69,000, respectively.

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

The unforgiven portion of the first PPP loan is $19,725, which was converted to a term loan payable in equal installments of principal plus interest at 1% with a maturity date of May 15, 2025. No collateral or personal guarantees is required for the loan. At September 30, 2023, the outstanding balance is $8,966.

NOTE 10 – WARRANTS

On April 11, 2023, warrants to purchase Company stock were issued to two outside consultants. Each consultant was granted 100,000 warrants with a strike price of $0.20. The Warrants vested and were exercisable immediately. The warrants were valued using a Black Scholes model effective April 11, 2023, cumulative volatility was computed at 123.52% and the total valuation was $8,256 which will be amortized over the 24-month life.

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

NOTE 11 – LINE OF CREDIT

On June 15, 2018, the Company obtained an unsecured revolving line of credit, with a limit of $400,000. The line expires May 15, 2024, renewing automatically every year. The Company is required to make monthly interest payments, at a rate of 8.87% as of September 30, 2023. Any unpaid principal will be due upon maturity. At September 30, 2023 and March 31, 2023, the outstanding balance was $297,339 and $112,809, respectively.

NOTE 12 – DUE TO STOCKHOLDER

The Company’s President and a stockholder has been deferring his salary and bonuses periodically to assist the Company’s cash flow. There are no repayment terms or interest accruing on this liability. As of September 30, 2023 and March 31, 2023, the amount due was $0.00 and $13,626, respectively.

NOTE 13 – LEGAL PROCEEDINGS

We are involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. There are no pending material legal proceedings or environmental investigations to which we are a party or to which our property is subject.

NOTE 14 – CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

Legal Contingencies

We are involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. There are no pending material legal proceedings or environmental investigations to which we are a party or to which our property is subject.

Product Liability

As of September 30, 2023 and March 31, 2023, there were no claims against us for product liability.

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2023 AS COMPARED TO SEPTEMBER 30, 2022.

For the three months ended September 30, 2023
	Chemical	Electronics	Engineering	Total
Revenue	$282,910	$392,878	$78,344	$754,132
Cost of Sales	234,508	253,444	60,028	547,980
Gross Profit	48,402	139,434	18,316	206,152
Gross Profit Percentage	17%	35%	23%	27%

Operating Expenses	163,969	241,504	28,329	433,802
Operating Income (Loss)	(115,567)	(102,070)	(10,013)	(227,650)
Other income (expenses)	(302)	299	(452)	(455)

Income (loss) before benefit from income taxes	$(115,869)	$(101,771)	$(10,465)	$(228,105)

For the three months ended September 30, 2022
	Chemical	Electronics	Engineering	Total
Revenue	$345,395	$633,857	$161,016	$1,140,268
Cost of Sales	210,139	336,875	35,221	582,235
Gross Profit	135,256	296,982	125,795	558,033
Gross Profit Percentage	39%	47%	78%	49%

Operating Expenses	134,238	253,756	67,147	455,141
Operating Income (Loss)	1,018	43,226	58,648	102,892
Other income (expenses)	(754)	(1,631)	(464)	(2,849)

Income (loss) before benefit from income taxes	$264	$41,595	$58,184	$100,043

Variance
	Chemical	Electronics	Engineering	Total
Revenue	$(62,485)	$(240,979)	$(82,672)	$(386,136)
Cost of Sales	24,369	(83,431)	24,807	(34,255)
Gross Profit	(86,854)	(157,548)	(107,479)	(351,881)
Gross Profit Percentage	-22%	-11%	-55%	-22%

Operating Expenses	29,731	(12,252)	(38,818)	(21,339)
Operating Income (Loss)	(116,585)	(145,296)	(68,661)	(330,542)
Other income (expenses)	452	1,930	12	2,394

Income (loss) before benefit from income taxes	$(116,133)	$(143,366)	$(68,649)	$(328,148)

For the six months ended September 30, 2023
	Chemical	Electronics	Engineering	Total
Revenue	$620,915	$659,041	$236,865	$1,516,821
Cost of Sales	448,609	431,287	105,631	985,527
Gross Profit	172,306	227,754	131,234	531,294
Gross Profit Percentage	28%	35%	55%	35%

Operating Expenses	367,661	403,533	125,546	896,740
Operating Income (Loss)	(195,355)	(175,779)	5,688	(365,446)
Other income (expenses)	2,133	2,236	711	5,080

Income before provision for income taxes	$(193,222)	$(173,543)	$6,399	$(360,366)

For the six months ended September 30, 2022
	Chemical	Electronics	Engineering	Total
Revenue	$717,570	$1,098,549	$245,557	$2,061,676
Cost of Sales	399,671	659,380	61,533	1,120,584
Gross Profit	317,899	439,169	184,024	941,092
Gross Profit Percentage	44%	40%	75%	46%

Operating Expenses	305,488	462,598	104,739	872,825
Operating Income (Loss)	12,411	(23,429)	79,285	68,267
Other income (expenses)	(2,411)	(3,652)	(827)	(6,890)

Income before provision for income taxes	$10,000	$(27,081)	$78,458	$61,377

Variance
	Chemical	Electronics	Engineering	Total
Revenue	$(96,655)	$(439,508)	$(8,692)	$(544,855)
Cost of Sales	48,938	(228,093)	44,098	(135,057)
Gross Profit	(145,593)	(211,415)	(52,790)	(409,798)
Gross Profit Percentage	-17%	-5%	-20%	-11%

Operating Expenses	62,173	(59,065)	20,807	23,915
Operating Income (Loss)	(207,766)	(152,350)	(73,597)	(433,713)
Other income (expenses)	4,544	5,888	1,538	11,970

Income (loss) before benefit from income taxes	$(203,222)	$(146,462)	$(72,059)	$(421,743)

Revenues for the three months ended September 30, 2023 decreased by $386,136. The decrease is a result of decreased sales of $62,485 in the Chemical segment, $240,979 in the Electronics segment and $82,672 in the Engineering segment.

Revenues for the six months ended September 30, 2023 decreased by $544,855. The decrease is a result of decreased sales of $96,655 in the Chemical segment, $439,508 in the Electronics segment and $8,692 in the Engineering segment.

Gross profit for the three and six months ended September 30, 2023 decreased by $351,881 and $409,798, respectively. The decrease in gross profit resulted primarily from decreased sales in all segments, Chemical, Electronics and Engineering.

During the three months ended September 30, 2023, two customers accounted for 48% of our net revenue. During the three months ended September 30, 2022, three customers accounted for 65% of net revenue.

During the six months ended September 30, 2023, two customers accounted for 42% of our net revenue. During the three months ended September 30, 2022, two customers accounted for 50% of net revenue.

The complete loss of or significant reduction in business from, or a material adverse change in the financial condition of any of our customers could cause a material and adverse change in our revenues and operating results.

Loss from operations for the three months ended September 30, 2023 was $227,650 compared to income from operations for the three months ended September 30, 2022 of $102,892.

Loss from operations for the six months ended September 30, 2023 was $365,446 compared to income from operations for the six months ended September 30, 2022 of $68,267.

Other income increased $2,394 for the three months ended September 30, 2023. The increase is mainly attributable to an increase in interest income.

Other income increased $11,970 for the six months ended September 30, 2023. The increase is mainly attributable to an increase in interest income.

The foregoing resulted in net loss before provision for taxes for the three and six months ended September 30, 2023 of $228,105 and $360,366.

Loss per share were ($0.00) and ($0.01) for the three and six months ended September 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2023, we had cash and cash equivalents of $716,323 as compared to $1,003,730 at March 31, 2023. The $287,407 decrease was primarily the result of cash used in operations during the six-month period in the amount of $453,602 and cash provided in financing activities of $166,193. Our cash will continue to be used for increased marketing costs, and increased production labor costs all in an attempt to increase our revenue, as well as increased expenditures for our internal R&D.  We expect to have enough cash to fund operations for the next twelve months.

Below is a summary of our cash flow for the three-month ending periods indicated:

	September 30, 2023	September 30, 2022
Net cash used in operating activities	$(453,602)	$(63,889)
Cash flows provided (used) in financing activities:	166,195	(120,116)
Net (decrease) in cash and cash equivalents	(287,407)	(184,005)
Cash and cash equivalents - beginning of period	1,003,730	1,038,498
Cash and cash equivalents - end of period	716,323	854,493

Future Sources of Liquidity:

We expect that growth with profitable customers and continued focus on new customers will enable us to generate cash flows from operating activities during fiscal 2024.

Based on current expectations, we believe that our existing cash and cash equivalents of $716,323 as of September 30, 2023, and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash used by operating activities was $453,523 for the six months ended September 30, 2023, as compared to net cash used by operating activities of $63,889 for the six months ended September 30, 2022. The cash used during the six months ended September 30, 2023 was primarily due to a decrease in net operating assets of $35,236 combined with a decrease in net operating liabilities of $167,324,  net loss of $360,366 offset by write-off of inventories of $28,710, amortization of $41,922, and stock based compensation of $2,064  and non-cash interest expense of $11,706, and .

INVESTING ACTIVITIES

No cash was provided for or used in investing activities for the six months ended September 30, 2023.

FINANCING ACTIVITIES

For the six months ended September 30,2023, net cash provided by financing activities was $166,116 due to a net borrowing and payments in the line of credit of $184,530, a decrease in due to stockholder of $15,724 and repayments on the PPP loan of $2,690.

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

Cash and cash equivalents – For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at inception. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held at these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At September 30, 2023, approximately $604,000 exceeded the FDIC limit.

Our sales are materially dependent on a small group of customers, as noted in Note 6 of our condensed consolidated financial statements. We monitor our credit risk associated with our receivables on a routine basis. We also maintain credit controls for evaluating and granting customer credit.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Ru1e 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly and year to date period ended September 30, 2023, there were no changes in the Company's internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

The determination that our disclosure controls and procedures were not effective as of September 30, 2023, is a result of:

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

The Company believes that the financial statements present fairly, in all material respects, the Company’s condensed consolidated balance sheets as of September 30, 2023, and March 31, 2023 and the related condensed consolidated statements of operations, and cash flows for the three and six months ended September 30, 2023 and 2022, in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

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
November 14, 2023