Form 10-Q
period 2023-12-31
ADM TRONICS UNLIMITED, INC.
filed 2024-02-20
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

The Company has 67,588,504 shares outstanding as of February 14, 2024.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2023	2023
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$661,985	$1,003,730
Accounts receivable, net of allowance for credit losses of $429,972 and $694,871 at December 31, 2023 and March 31, 2023, respectively	780,882	497,793
Inventories	487,431	443,465
Prepaid expenses and other current assets	8,082	41,251

Total current assets	1,938,380	1,986,239

Other Assets:
Long-term inventory	$141,696	$228,451
Operating lease right-of-use asset	420,421	481,535
Loan receivable,	-	209,809
Due from affiliate	-	80,090
Intangible assets, net of accumulated amortization of $26,001 and $22,631 at December 31, 2023 and March 31, 2023, respectively	24,308	13,163
Other assets	90,538	90,538
Deferred tax asset	-	-
Total other assets	676,963	1,103,586

Total assets	$2,615,343	$3,089,825

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$293,497	$322,639
Bank overdraft	145,115	134,837
Accrued expenses and other current liabilities	100,531	75,659
PPP loan	7,621	11,656
Line of credit	298,378	112,809
Operating lease liability	87,727	82,917
Customer deposits	235,348	359,723
Due to stockholder	-	13,626
Total current liabilities	1,168,217	1,113,866

Long-term liabilities
PPP loan less current portion	-	-
Operating lease liability less current portion	343,926	410,474
Total long-term liabilities	343,926	410,474

Total liabilities	1,512,143	1,524,340

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 shares authorized, 67,588,492 shares issued and outstanding	33,794	33,794
Additional paid-in capital	33,602,612	33,599,516
Accumulated deficit	(32,533,206)	(32,067,825)
Total stockholders' equity	1,103,200	1,565,485

Total liabilities and stockholders' equity	$2,615,343	$3,089,825

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

	Three months ended		Nine months ended
	December 31,		December 31,
	2023	2022	2023	2022

Net revenues	$696,496	$983,162	$2,213,317	$3,044,838

Cost of sales	375,075	507,684	1,360,602	1,628,268

Gross Profit	321,421	475,478	852,715	1,416,570

Operating expenses:
Research and development	177,502	140,192	439,832	399,894
Selling, general and administrative	249,306	242,533	883,716	855,656

Total operating expenses	426,808	382,725	1,323,548	1,255,550

Income (loss) from operations	(105,387)	92,753	(470,833)	161,020

Other income (expense):
Interest income	5,663	3,676	20,256	4,670
Interest and finance expenses	(5,291)	(2,658)	(14,804)	(10,542)
Total other income (expense)	372	1,018	5,452	(5,872)

Income (loss) before provision for income taxes	(105,015)	93,771	(465,381)	155,148

Total provision (benefit) for income taxes	-	-	-	-

Net income (loss)	$(105,015)	$93,771	$(465,381)	$155,148

Basic and diluted per common share:	$(0.00)	$0.00	$(0.01)	$0.00

Weighted average shares of common stock outstanding - basic and diluted	67,588,492	67,588,492	67,588,492	67,588,492

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED December 31, 2023 AND 2022

	Common Stock	Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at April 1, 2022	67,588,492	$33,794	$33,311,672	$(31,971,503)	$1,373,963

Stock based compensation			287,844		287,844

Net (loss)				$(38,666)	(38,666)

Balance at June 30, 2022	67,588,492	$33,794	$33,599,516	$(32,010,169)	$1,623,141

Net income				$100,043	100,043

Balance at September 30, 2022	67,588,492	$33,794	$33,599,516	$(31,910,126)	$1,723,184

Net income				$93,771	93,771

Balance at December 31, 2022	67,588,492	$33,794	$33,599,516	$(31,816,355)	$1,816,955

Balance at April 1, 2023	67,588,492	$33,794	$33,599,516	$(32,067,825)	$1,565,485

Stock based compensation			1,032		1,032

Net income (loss)				(132,261)	(132,261)

Balance at June 30, 2023	67,588,492	$33,794	$33,600,548	$(32,200,086)	$1,434,256

Stock based compensation			1,032		1,032

Net (loss)				(228,105)	(228,105)

Balance at September 30, 2023	67,588,492	$33,794	$33,601,580	$(32,428,191)	$1,207,183

Stock based compensation			1,032		1,032

Net (loss)				(105,015)	(105,015)

Balance at December 31, 2023	67,588,492	$33,794	$33,602,612	$(32,533,206)	$1,103,200

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2023 AND 2022

	2023	2022
Cash flows from operating activities:
Net income (loss)	$(465,381)	$155,148
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization	3,370	2,160
Write-off of inventories	33,945	54,692
Change in allowance for credit losses	(305,090)
Loan impairment	209,809
Non-cash interest expense	17,168	20,320
Amortization of right-to-use asset	61,114	61,577
Stock based compensation	3,096	33,310
Changes in operating assets and liabilities balances:
Accounts receivable	102,091	171,436
Inventories	8,844	(189,971)
Prepaid expenses and other current assets	33,169	47,622
Loan receivable	-	(72,881)
Accounts payable	(29,142)	(66,215)
Bank overdraft	10,278	-
Customer deposits	(124,375)	98,565
Accrued expenses and other current liabilities	24,873	(24,335)
Payments of operating lease liability	(78,906)	(76,406)
Net cash provided by (used in) operating activities	(495,137)	215,022

Cash flows from investing activities:
Purchase of software	(14,515)	-
Net cash (used in) investing activities	(14,515)	-

Cash flows provided (used) in financing activities:
Due to shareholder	(13,626)	(29,104)
Proceeds from line of credit	233,328	85,067
Repayments of line of credit	(47,760)	(307,764)
Proceeds (payments) from/to PPP loan	(4,035)	(4,034)

Net cash provided by (used in) financing activities	167,907	(255,835)

Net (decrease) in cash and cash equivalents	(341,745)	(40,813)

Cash and cash equivalents - beginning of period	1,003,730	1,038,498

Cash and cash equivalents - end of period	$661,985	$997,685

Cash paid for:
Interest	$20,256	$7,884
Non-cash activities:
Reclass of Warrant Liability to Additional Paid in Capital	$-	$(182,161)
Initial recognition of prepaid warrant expense	$-	$(105,683)

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED December 31, 2023 AND 2022

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

CASH AND CASH EQUIVALENTS

Cash equivalents are comprised of highly liquid investments with original maturities of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses to date as a result of this policy. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At December 31, 2023 and March 31, 2023, approximately $412,000 and $754,000, respectively, exceeded the FDIC limit.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

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

Amounts received from customers in advance of our satisfaction of applicable performance obligations are recorded as customer deposits. Such amounts are recognized as revenues when the related performance obligations are satisfied. Customer deposits of approximately $128,000 and $212,000 as of March 31, 2023 were recognized as revenues during the three and nine months ended December 31, 2023, respectively.

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

PROPERTY AND EQUIPMENT

We record our property and equipment at historical cost. We expense maintenance and repairs as incurred. Depreciation is provided for by the straight-line method over five to seven years, the estimated useful lives of the property and equipment. As of December 31, 2023 and March 31, 2023, all fixed assets were fully depreciated.

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to $5,908 and $17,041 for the three and nine months ended December 31, 2023 and $6,184 and $21,216 for the three and nine months ended December 31, 2022 , respectively.

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

There were 200,000 and -0- anti-dilutive instruments in force during the periods ended December 31, 2023 and 2022, respectively.

Per share basic and diluted (loss) amounted to $(0.00) and $(0.01) and $0.00 and $0.00 for the three and nine months ended December 31, 2023 and 2022, respectively.

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

NEW ACCOUNTING STANDARDS

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The FASB subsequently issued amendments to ASU 2016-13, which have the same effective date and transition date of April 1, 2023. These standards replace the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measure at amortized cost to be presented at the net amount expected to be collected. The Company determined that this change does not have a material impact to the financial statements or financial statement disclosures.

NOTE 3 - INVENTORIES

Inventories at December 31, 2023 consisted of the following:

	Current	Long Term	Total
Raw materials	$426,480	$135,698	$562,178
Finished goods	60,951	5,998	66,949
Totals	$487,431	$141,696	$629,127

Inventories at March 31, 2023 consisted of the following:

	Current	Long Term	Total
Raw materials	$390,792	$201,317	$592,109
Finished goods	52,673	27,134	79,807
Totals	$443,465	$228,451	$671,916

NOTE 4 - INTANGIBLE ASSETS

Intangible assets are being amortized using the straight-line method over periods ranging from 10-15 years with a weighted average remaining life of approximately 6 years.

	December 31, 2023						March 31, 2023
	Cost	Weighted Average Amortization Period (Years)			Accumulated Amortization	Net Carrying Amount	Cost	Weighted Average Amortization Period (Years)			Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$35,794	10	-	15	$(24,791)	$11,003	$35,794	10	-	15	$(22,631)	$13,163
Software	$14,515		3		$(1,210)	$13,305	$-				$-	$-

	$50,309				$(26,001)	$24,308	$35,794				$(22,631)	$13,163

Estimated aggregate future amortization expense related to intangible assets is as follows:

For the fiscal years ended March 31,
2024	$3,862
2025	7,115
2026	6,716
2027	2,931
2028	1,726
Thereafter	1,958
$24,308

NOTE 5 – CONCENTRATIONS

During the three months ended December 31, 2023, two customers accounted for 53% of our net revenue. During the three months ended December 31, 2022, two customers accounted for 50% of our net revenue.

During the nine months ended December 31, 2023, two customers accounted for 44% of our net revenue. During the nine months ended December 31, 2022, two customers accounted for 45% of our net revenue.

As of December 31, 2023, four customers represented 91% of our gross accounts receivable. As of March 31, 2023, two customers accounted for 75% of our gross accounts receivable.

As of December 31, 2023, three vendors accounted for 36% of our accounts payable balance. As of March 31, 2023 three vendors accounted for 45% of our accounts payable.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Net revenues from foreign customers for the three and nine months ended December 31, 2023 were $40,029 or 6% and $238,170 or 11%, respectively.

Net revenues from foreign customers for the three and nine months ended December 31, 2022 were $86,296 or 8% and $237,852 or 8%, respectively.

NOTE 6 - DISAGGREGATED REVENUES AND SEGMENT INFORMATION

The following tables show the Company's revenues disaggregated by reportable segment and by product and service type:

	Three months Ended December 31,
	2023	2022
Net Revenue in the US
Chemical	$175,402	$245,582
Electronics	423,593	485,454
Engineering	57,472	165,830
	656,467	896,866

Net Revenue outside the US
Chemical	40,029	86,296
Electronics	-	-
Engineering	-	-
	40,029	86,296

Total Revenues	$696,496	$983,162

	Nine Months Ended December 31,
	2023	2022
Net Revenue in the US
Chemical	$598,176	$811,596
Electronics	1,082,634	1,584,003
Engineering	294,337	411,387
	1,975,147	2,806,986

Net Revenue outside the US
Chemical	238,170	237,852
Electronics	-	-
Engineering	-	-
	238,170	237,852

Total Revenues	$2,213,317	$3,044,838

NOTE 7 – DUE FROM AFFILIATE

The Company has a $75,000 investment for 23.2% of Qol Devices Inc. (Qol). It was determined that the Company does not hold a significant influence which results in us carrying this asset at cost and reported as a component of other assets in the accompanying consolidated balance sheets.

The Company provided $330,090 in engineering services to Qol during the year March 31, 2018. This amount is shown net of a $330,090 and $250,000 allowance for credit losses on the consolidated balance sheets as of December 31, 2023 and March 31, 2023.

NOTE 8 – LEASES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2028. The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of December 31, 2022:

	For the fiscal year ended:	Amount
FY 2024	March 31, 2024		$26,718
FY 2025	March 31, 2025		106,872
FY 2026	March 31, 2026		106,872
FY 2027	March 31, 2027		106,872
FY 2028	March 31, 2028		106,872
FY 2029	March 31, 2029	ends June 30, 2028	26,718
			480,924
	Less: Amount attributable to imputed interest		(49,271)
			$431,653

	Weighted average remaining lease term (in years)		2.7

Rent and real estate tax expense for all facilities for the three and nine months ended December 31, 2023 was approximately was approximately $35,000 and $104,000, respectively.

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

The unforgiven portion of the first PPP loan is $19,725, which was converted to a term loan payable in equal installments of principal plus interest at 1% with a maturity date of May 15, 2025. No collateral or personal guarantees is required for the loan. At December 31, 2023, the outstanding balance is $7,621.

NOTE 10 – LINE OF CREDIT

On June 15, 2018, the Company obtained an unsecured revolving line of credit, with a limit of $400,000. The line expires May 15, 2024, renewing automatically every year. The Company is required to make monthly interest payments, at a rate of 8.87% as of June 30, 2023. Any unpaid principal will be due upon maturity. At December 31, 2023 and March 31, 2023, the outstanding balance was $298,378 and $112,809, respectively.

NOTE 11  – WARRANTS

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

	Outstanding and exercisable
Range of Exercise prices	Number outstanding	Weighted average remaining life in years	Weighted Average Exercise Price	Exercisable

$0.20	200,000	1.28	$0.20	200,000

	2023		2022
	# of Shares	Weighted Average Exercise Price	# of Shares	Weighted Average Exercise Price
Outstanding, beginning of year	-	-	-	-

Issued	200,000	$0.20	-	-

Exercised	-	-	-	-

Expired	-	-	-	-

Cancelled	-	-	-	-

Outstanding, end of period	200,000	$0.20	-	-

Exercisable, end of period	200,000	$0.20	-	-

NOTE 12 – LEGAL PROCEEDINGS

We are involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. There are no pending material legal proceedings or environmental investigations to which we are a party or to which our property is subject.

NOTE 13 – CONTRACTURAL OBLIGATIONS AND OTHER COMMITMENTS

Legal Contingencies

We are involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. There are no pending material legal proceedings or environmental investigations to which we are a party or to which our property is subject.

Product Liability

As of December 31, 2023 and March 31, 2023, there were no claims against us for product liability.

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2023 AS COMPARED TO DECEMBER 31, 2022.

For the three months ended December 31, 2023
	Chemical	Electronics	Engineering	Total
Revenue	$215,431	$423,593	$57,472	$696,496
Cost of Sales	148,519	215,508	11,048	375,075
Gross Profit	66,912	208,085	46,424	321,421
Gross Profit Percentage	31%	49%	81%	46%

Operating Expenses	135,290	245,006	46,512	426,808
Operating Income (Loss)	(68,378)	(36,921)	(88)	(105,387)
Other income (expenses)	(61)	436	(3)	372

Income (loss) before benefit from income taxes	$(68,439)	$(36,485)	$(91)	$(105,015)

For the three months ended December 31, 2022
	Chemical	Electronics	Engineering	Total
Revenue	$331,878	$485,454	$165,830	$983,162
Cost of Sales	187,341	277,133	43,210	507,684
Gross Profit	144,537	208,321	122,620	475,478
Gross Profit Percentage	44%	43%	74%	48%

Operating Expenses	121,400	190,287	71,038	382,725
Operating Income (Loss)	23,137	18,034	51,582	92,753
Other income (expenses)	415	598	5	1,018

Income (loss) before benefit from income taxes	$23,552	$18,632	$51,587	$93,771

Variance
	Chemical	Electronics	Engineering	Total
Revenue	$(116,447)	$(61,861)	$(108,358)	$(286,666)
Cost of Sales	(38,822)	(61,625)	(32,162)	(132,609)
Gross Profit	(77,625)	(236)	(76,196)	(154,057)
Gross Profit Percentage	-12%	6%	7%	-2%

Operating Expenses	13,890	54,719	(24,526)	44,083
Operating Income (Loss)	(91,515)	(54,955)	(51,670)	(198,140)
Other income (expenses)	(476)	(162)	(8)	(646)

Income (loss) before benefit from income taxes	$(91,991)	$(55,117)	$(51,678)	$(198,786)

For the nine months ended December 31, 2023
	Chemical	Electronics	Engineering	Total
Revenue	$836,346	$1,082,634	$294,337	$2,213,317
Cost of Sales	597,128	646,795	116,679	1,360,602
Gross Profit	239,218	435,839	177,658	852,715
Gross Profit Percentage	29%	40%	60%	39%

Operating Expenses	502,951	648,539	172,058	1,323,548
Operating Income (Loss)	(263,733)	(212,700)	5,600	(470,833)
Other income (expenses)	2,072	2,672	708	5,452

Income before provision for income taxes	$(261,661)	$(210,028)	$6,308	$(465,381)

For the nine months ended December 31, 2022
	Chemical	Electronics	Engineering	Total
Revenue	$1,049,448	$1,584,003	$411,387	$3,044,838
Cost of Sales	587,012	936,513	104,743	1,628,268
Gross Profit	462,436	647,490	306,644	1,416,570
Gross Profit Percentage	44%	41%	75%	47%

Operating Expenses	426,888	652,885	175,777	1,255,550
Operating Income (Loss)	35,548	(5,395)	130,867	161,020
Other income (expenses)	(1,996)	(3,054)	(822)	(5,872)

Income before provision for income taxes	$33,552	$(8,449)	$130,045	$155,148

Variance
	Chemical	Electronics	Engineering	Total
Revenue	$(213,102)	$(501,369)	$(117,050)	$(831,521)
Cost of Sales	10,116	(289,718)	11,936	(267,666)
Gross Profit	(223,218)	(211,651)	(128,986)	(563,855)
Gross Profit Percentage	-15%	-1%	-14%	-8%

Operating Expenses	76,063	(4,346)	(3,719)	67,998
Operating Income (Loss)	(299,281)	(207,305)	(125,267)	(631,853)
Other income (expenses)	4,068	5,726	1,530	11,324

Income (loss) before benefit from income taxes	$(295,213)	$(201,579)	$(123,737)	$(620,529)

Revenues for the three months ended December 31, 2023 decreased by $286,666. The decrease is a result of decreased sales of $108,358 in the Engineering segment, $61,861 in the Electronics segment and $116,447 in the Chemical segment.

Gross profit for the three months ended December 31, 2023 decreased by $154,057. The decrease in gross profit resulted primarily from decreased sales in all segments.

Revenues for the nine months ended December 31, 2023 decreased by $831,521. The decrease is a result of decreased sales of $213,102 in the Chemical segment, $501,369 in the Electronics segment and $117,050 in the Engineering segment.

Gross profit for the nine months ended December 31, 2023 decreased by $563,855. The decrease in gross profit resulted primarily from decreased sales in all segments.

We are highly dependent upon certain customers. During the three months ended December 31, 2023, two customers accounted for 53% of our net revenue. Net revenues from foreign customers for the three months ended December 31, 2023 was $40,029 or 6%.

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

Loss from operations for the three months ended December 31, 2023 was $105,387 compared to income from operations for the three months ended December 31, 2022 of $92,753.

Other income decreased $827 for the three months ended December 31, 2023.

Other income increased $11,324 for the nine months ended December 31, 2023. The increase is mainly attributable reduced interest and finance costs.

The foregoing resulted in net loss before provision for income taxes for the three and nine months ended December 31, 2023 of $(105,015) and $(465,381) respectively. Earnings per share were $(0.00) and $(0.01) for the three and nine months ended December 31, 2023, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2023, we had cash and cash equivalents of $661,985 as compared to $1,003,730 at March 31, 2023. The $341,745 decrease was primarily the result of cash used in operations during the nine-month period in the amount of $495,138, cash used in investing activities in the amount of $14,515 offset by cash provided in financing activities of $167,908. Our cash will continue to be used for increased marketing costs, and increased production labor costs all in an attempt to increase our revenue, as well as increased expenditures for our internal R&D.  We expect to have enough cash to fund operations for the next twelve months.

Below is a summary of our cash flow for the nine-month ending periods indicated:

	December 31, 2023	December 31, 2022
Net cash provided by (used in) operating activities	$(495,137)	$215,022
Net cash provided by (used in) investing activities	(14,515)	-
Cash flows provided (used) in financing activities:	167,907	(255,835)
Net increase (decrease) in cash and cash equivalents	$(341,745)	$(40,813)
Cash and cash equivalents - beginning of period	$1,003,730	$1,038,498
Cash and cash equivalents - end of period	$661,985	$997,685

Future Sources of Liquidity:

We expect that growth with profitable customers and continued focus on new customers will enable us to generate cash flows from operating activities during fiscal 2024.

Based on current expectations, we believe that our existing cash and cash equivalents of $661,985 as of December 31, 2023, and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash used by operating activities was $(495,137) for the nine months ended December 31, 2023, as compared to net cash provided by operating activities of $215,022 for the nine months ended December 31, 2022. The cash used during the nine months ended December 31, 2023 was primarily due to a net loss of $465,381, an increase in net operating assets of $144,104, offset by a decrease in net operating liabilities of $197,273, write-off of inventories of $33,945, depreciation and amortization of $3,370, and stock based compensation of $3,096 (see Note 11 Warrant Liability), and non-cash interest expense of $17,167.

INVESTING ACTIVITIES

Cash used in investing activities for the nine months ended December 31, 2023 was $14,515 for the purchase of an intangible asset.

FINANCING ACTIVITIES

For the nine months ended December 31, 2023, net cash provided by financing activities was $167,907 due to a net borrowing and payments in the line of credit of $185,569, a decrease in due to stockholder of $13,626 and repayments on the PPP loan of $4,035.

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

Cash and cash equivalents – For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at inception. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held at these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At December 31, 2023, approximately $412,000 exceeded the FDIC limit.

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

The determination that our disclosure controls and procedures were not effective as of December 31, 2023, is a result of:

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

The Company believes that the financial statements present fairly, in all material respects, the Company’s condensed consolidated balance sheets as of December 31, 2023, and March 31, 2023 and the related condensed consolidated statements of operations, and cash flows for the three and nine months ended December 31, 2023 and 2022, in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

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
February 20, 2024