Form 10-K
period 2024-03-31
ADM TRONICS UNLIMITED, INC.
filed 2024-07-15
CIK 849401

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

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

Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter was $4,731,194.

The number of shares of the Common Stock outstanding as of July 15, 2024 was 67,588,492.

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

CONTRACT MANUFACTURING

The Company derives revenues from contract manufacturing of electronic medical and other devices from non-affiliated customers. As of March 31, 2024, we had approximately $956,000 of back-log for electronic product orders.

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

None of our chemical products are protected by patents, although the names of some of such products have been protected by trademarks. We do not believe that any such trademarks are material to our business. As of March 31, 2024, the dollar amount of backlog orders for our chemical products believed by us to be firm was not material.

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

CUSTOMERS

During the year ended March 31, 2024 and 2023, two customers accounted for 44% and 40%, respectively, of our net revenue. As of March 31, 2024 and 2023, two customers accounted for 54% and 75%, respectively of our accounts receivable. The loss of these major customers could have a material impact on our operations and cash flow.

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

RESEARCH AND DEVELOPMENT

During our fiscal years ended March 31, 2024 and 2023, research and development expenses with respect to company-sponsored research and development activities were $576,903 and $541,184, respectively. During such fiscal years, we did not expend any funds on customer-sponsored research and development activities with respect thereto, other than contracted research and development from engineering services customers.

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

RISKS RELATED TO OUR COMPANY

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced losses from operations and negative cash flows from operating activities, management has initiated several strategic plans to improve the Company's financial position. As of March 31, 2024, the Company had an accumulated deficit of $32,945,047. Management's plans to address these conditions include leveraging existing resources and focusing on revenue growth and orders in the pipeline, which are expected to push the Company to profitability within the next fiscal year.

There is substantial doubt that the funding plans will be successful and therefore the conditions discussed above have not been alleviated. As a result, there is substantial doubt about the Company’s ability to continue as a going concern for one year from July 15, 2024, the date the Consolidated Financial Statements were available to be issued.

Our future capital requirements will depend upon many factors, including progress with developing, manufacturing and marketing our technologies, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, our ability to establish collaborative arrangements, marketing activities and competing technological and market developments, including regulatory changes and overall economic conditions in our target markets. Our ability to generate revenue and achieve profitability requires us to successfully market and secure purchase orders for our products from customers currently identified in our sales pipeline as well as new customers. We also will be required to efficiently manufacture and deliver equipment on those purchase orders. These activities, including our planned research and development efforts, will require significant uses of working capital. There can be no assurances that we will generate revenue and cash flow as expected in our current business plan.

We are highly dependent upon certain customers to generate our revenues. For fiscal years ended March 31, 2024 and March 31, 2023 two customers accounted for 44% and 40%, respectively, of our net revenue. All customer purchases are made through purchase orders and we do not have any long-term contracts with customers. The complete loss of, or significant reduction in business from, or a material adverse change in the financial condition of, any of such customers will cause a material and adverse change in our revenues and operating results.

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

PENNY STOCK REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY OF OUR SECURITIES.

As of March 31, 2024, our common stock was exempt from the definition of a Penny Stock under SEC under Rule 240.3a51-1 because it meets one of the following tests: 1) A price of over $5 per share, 2) the issuer has Average Revenue of at least $6 million for the last 3 years, or 3) the issuer has Net Tangible Assets in excess of $2 million if the issuer has been in continuous operations for at least 3 years or $5 million if less than 3 years. Should we not meet one of the aforementioned requirements in the future, our common stock would be subject to penny stock rules. Penny stock rules, may discourage broker-dealers from effecting transactions in our common stock or affect their ability to sell our securities. coTrading volume of OTCQB stocks have been historically lower and more volatile then stocks traded on an exchange or the Nasdaq Stock Market. In addition, we may be subject to rules of the SEC that impose additional requirements on broker-dealers when selling penny stocks to persons other than established customers and accredited investors. In general, an accredited investor is a person with assets in excess of $1,000,000 or annual income exceeding $200,000 individually, or $300,000 together with his or her spouse. The relevant SEC regulations generally define penny stocks to include any equity security not traded on an exchange or the Nasdaq Stock Market with a market price (as defined in the regulations) of less than $5 per share. Under the penny stock regulations, a broker-dealer must make a special suitability determination as to the purchaser and must have the purchaser's prior written consent to the transaction. Prior to any transaction in a penny stock covered by these rules, a broker-dealer must deliver a disclosure schedule about the penny stock market prepared by the SEC. Broker-dealers must also make disclosure concerning commissions payable to both the broker-dealer and any registered representative and provide current quotations for the securities. Finally, broker-dealers are required to send monthly statements disclosing recent price information for the penny stock held in an account and information on the limited market in penny stocks.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 1C. CYBERSECURITY

Risk management and strategy

We rely on our information technology to operate our business. We have policies and processes designed to protect our information technology systems, some of which are managed by third parties, and resolve issues in a timely manner in the event of a cybersecurity threat or incident.

Due to our highly regulated stature for medical device development and manufacture, we have been practicing cybersecurity for a long time. We are ISO-13485 Certified for medical device manufacturing. Elements of that certification include risk management. And we are knowledgeable about ISO-27001. We have an engineer responsible for the security of our computers, network, etc.

We have robust firewalls for all access points. We have top line anti-virus on all computers and networks. We have prioritized the risks to protect our networks. To protect our departments we have implemented an architecture of a separate network for administration and one for engineering. This gives redundancy and protection. There is onsite as well as offsite backup as well as a separation of WiFi for visitors to prevent access to our network.

A plan is in place to restore our networks if attacked by both our on-site backup and, if needed the off-site backup. We have very complex software for our engineering. We also have a robust accounting ERP software. These are regularly maintained and updated.

We have an independent consultant who is a cybersecurity expert who has advised us on the above systems and procedures.

We have not encountered cybersecurity threats or incidents that have had a material impact on our business.

Governance

Our committee for the review and implementation of cybersecurity policies and procedures are made up of the CEO, CSO and VP of Regulatory and through the CEO, provides an update to the Board of Directors on any risks related to cybersecurity on a quarterly basis. Our incident response plan includes notifying the Board of Directors of any material threats or incidents that arise.

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

Quarter Ended	High Bid	Low Bid

Fiscal 2024
31-Mar-24	$0.11	$0.09
31-Dec-23	$0.10	$0.10
30-Sep-23	$0.11	$0.11
30-Jun-23	$0.13	$0.12

Fiscal 2023
31-Mar-23	$0.12	$0.11
31-Dec-22	$0.08	$0.07
30-Sep-22	$0.07	$0.05
30-Jun-22	$0.08	$0.07

HOLDERS OF RECORD

As of March 31, 2024, 67,588,492 shares of the Company's common stock were issued and outstanding. On March 31, 2024, there were 1,318 shareholders of record.

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

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser. We offer a limited 90-day warranty on our electronics products and contract manufacturing and a limited 5-year warranty on our electronic controllers for spas and hot tubs. Historically, the amount of warranty revenue included in sales of our electronic products have been de minimis. We have no other post shipment obligations. Based on prior experience, no amounts have been accrued for potential warranty costs and actual costs were less than $2,000, for each of the fiscal years ended March 31, 2024 and 2023. For contract manufacturing, revenues are recognized after shipment of the completed products.

Amounts received from customers in advance of our satisfaction of applicable performance obligations are recorded as customer deposits. Such amounts are recognized as revenues when the related performance obligations are satisfied. Customer deposits of approximately $236,000 as of March 31, 2023 were recognized as revenues during the year ended March 31, 2024.

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

ACCOUNTS RECEIVABLE

ADM extends credit terms to our customers based on their credit worthiness. As such, we record accounts receivable at the time of shipment, when our right to the consideration becomes unconditional. Accounts receivable from our customers are typically due within 30 days of invoicing. An allowance for credit loss is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers' creditworthiness.

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

NEW ACCOUNTING STANDARDS

In June 2016, the FASB issued ASU2016-13 “Financial Instruments – Credit Losses”. This guidance affects organizations that hold financial assets and net investments in leases that are not accounted for at fair value with changes in fair value reported in net income. The guidance requires organizations to measure all expected credit losses for financial instruments at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. It is effective for fiscal years beginning after December 15, 2022, including interim periods with those fiscal years.  The adoption of this standard did not have a material impact on our consolidated financial statements.

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

RESULTS OF OPERATIONS

REVENUES

Revenues decreased $711,379 or 19% from the prior year, which resulted from decreases of $370,559 in the electronic segment, $182,946 in the engineering segment and $157,874 in the chemical segment.

OPERATING INCOME (LOSS)

Loss from operations for the year ended March 31, 2024 was $877,222. Loss from operations for the year ended March 31, 2023 was $96,322. This was a result of a decrease in gross profit due to decreased sales and an increase of operating expenses year over year, mainly due to an increase in selling, general and administrative costs of $273,032 and research and development of $35,719.

NET LOSS PER SHARE

Net loss for the fiscal years ended March 31, 2024 and 2023 was $877,222 and $96,322 or ($0.01) and ($0.00) per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2024, we had cash and cash equivalents of $537,041 as compared to $1,003,730 at March 31, 2023. The decrease of $466,689 was primarily the result of cash used in operations in the amount of $709,889, cash used in investing activities of $14,515 offset by cash provided by financing activities of $257,715. We expect to have enough cash to fund operations for the next twelve months.

Future Sources of Liquidity:

We expect our primary source of cash during fiscal 2024 to be net cash provided by operating activities. We expect that growth in profitable revenues and continued focus on new customers will enable us to generate cash flows from operating activities.

If we do not generate sufficient cash from operations, face unanticipated cash needs or do not otherwise have sufficient cash, we have the ability to reduce certain expenses depending on the level of business operation.

Based on current expectations, we believe that our existing cash of $537,041 as of March 31, 2024 and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Although we expect available funds and funds generated from our operations to be sufficient to meet our anticipated needs for a minimum of 12 months, we may need to obtain additional capital to continue to operate and grow our business. Our cash requirements may vary materially from those currently anticipated due to changes in our operations, including our marketing and sales activities, product development, and the timing of our receipt of revenues. As of March 31, 2024, we have approximately $10,000 available for use through our line of credit. Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing on terms satisfactory to us or at all. Additionally, we will continue to reduce certain of our expenses in order to assist in meeting our capital needs.

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

The Company applied for loan forgiveness of both PPP loans. On  September 7, 2021, the Company received approval from the SBA for $361,275 of PPP loan forgiveness. On December 21, 2021, the Company received approval from the Bank for $332,542. This amount was recorded as Forgiveness of Paycheck Protection loan in the accompanying Consolidated Statements of Operations for the year ended March 31, 2022.

The unforgiven portion of the first PPP loan is $19,725, which was converted to a term loan payable in equal installments of principal plus interest at 1% with a maturity date of  May 15, 2025.  No collateral or personal guarantees are required for the loan. At March 31, 2024, the outstanding balance is $6,276.

The extent of the impact of the COVID-19 pandemic on our business, financial results and liquidity will depend on future developments and the financial condition of our customers that we may not be able to foresee. Any of these factors, and other factors beyond our control, can adversely impact our results for the first quarter of fiscal 2024, as well as the full fiscal year, and such impact may be material.

OPERATING ACTIVITIES

Net cash used by operating activities was $709,889 for the fiscal year ended March 31, 2024. Cash used during the year ended March 31, 2024 was primarily due to net loss of $877,222 coupled with a reduction in reduction in net operating liabilities of $335,634, write-off of inventories of $33,945, $209,809 of loan impairment, $151,000 increase in other assets, depreciation and amortization of $5,305 and non-cash interest expense of $22,362.

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

INVESTING ACTIVITIES

For the fiscal years ended March 31, 2024 and 2023, net cash used in investing activities was $14,515 and $0.00, respectively.

FINANCING ACTIVITIES

For the fiscal year ended March 31, 2024, net cash provided by financing activities was $257,715, due to advances on the line of credit of $381,891, off-set by payments toward the line of credit of $105,170, payments on PPP loan of $5,380, and a decrease in due to stockholder of $13,626.

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

MARCH 31, 2024 AND 2023

I N D E X

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ADM Tronics Unlimited, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of ADM Tronics Unlimited, Inc. (the Company) as of the years ended March 31, 2024 and March 31, 2023 and the consolidated statements of operations, stockholders’ equity, and cash flows for the years ended March 31, 2024 and March 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for the year ended March 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced losses from operations and negative cash flows from operating activities, these factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Allowance for credit losses

As described further in Note 2 to the consolidated financial statements, the Company maintains an allowance for credit losses against its accounts receivable balances based on the future estimated credit losses. This estimate is determined based on internally developed qualitative and quantitative factors derived from the aging of receivables, the Company’s past collection history with customers, and economic trends and conditions. We identified estimates used to determine the allowance for credit losses as a critical audit matter.

We have identified the evaluation of the Company’s estimation of allowance for credit losses as a critical audit matter. There is an established policy for determining overall allowance for credit losses with specific judgment in place for certain account balances that require additional evaluation and assessment which are used in estimating losses related to customer receivables. There is also a high degree of subjectivity in management’s assessment of the completeness and accuracy of the allowance for credit losses, specifically the portion of the receivable expected to be collected, which requires a heightened level of auditor judgment in auditing the estimate.

-

Evaluated whether the company’s methods for developing the estimated allowance were appropriate for their accounts receivable and whether the data underlying the estimate was appropriate and has been consistently applied, including retrospective review of the estimation methodology.

-

Identified significant assumptions underlying the estimates and evaluated the reasonableness of the assumptions underlying the allowance for credit losses by obtaining corroborating evidence which supported management’s estimate.

-

Reviewed the aged trial balance with subsequent collections, credit memos, and write-offs posted on it and discussed balances over 90 days that have not been subsequently collected and the reasonableness of write-offs and recoveries with management. Considered whether information produced by the company is accurate, complete, and sufficiently precise for its purpose.

-	Developed an independent expectation of the allowance for credit losses and compared it to the company’s estimate.
-	Considered whether credit memos or write-offs after the balance sheet date indicate that an account was doubtful as of the balance sheet date.
-	For significant delinquent balances, evaluated the debtor’s creditworthiness.
-	Concluded on expected loss rates based on historical collection, industry data and current industry analysis.
-	Tested subsequent collections through the report date.

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

We have served as the Company’s auditor since 2022.

/s/ Rosenberg Rich Baker Berman, P.A.
Firm Id – 089
Somerset, New Jersey 08873
July 15, 2024

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2024	2023
ASSETS

Current assets:
Cash and cash equivalents	$537,041	$1,003,730
Accounts receivable, net of allowance for credit losses of $814,788 and $694,871 at March 31, 2024 and March 31, 2023, respectively	344,526	497,793
Inventories	313,409	443,465
Prepaid expenses and other current assets	19,223	41,251

Total current assets	1,214,199	1,986,239

Other Assets:
Long-term inventory	226,722	228,451
Operating lease right-of-use asset	399,521	481,535
Loan receivable, net of allowance for credit losses of $209,809 and $0 at March 31, 2024 and March 31, 2023, respectively.	-	209,809
Loan receivable-related party, net of allowance for credit losses of $240,965 and $250,000 at March 31, 2024 and March 31, 2023, respectively	89,125	80,090
Intangible assets, net of accumulated amortization of $27,936 and $22,631 at March 31, 2024 and March 31, 2023, respectively	22,373	13,163
Other assets	186,788	90,538
Total other assets	924,529	1,103,586

Total assets	$2,138,728	$3,089,825

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$266,082	$322,639
Bank overdraft	112,391	134,837
Accrued expenses and other current liabilities	61,268	75,659
PPP loan	6,276	11,656
Line of credit	389,530	112,809
Operating lease liability	87,727	82,917
Customer deposits	200,661	359,723
Due to stockholder	-	13,626
Total current liabilities	1,123,935	1,113,866

Long-term liabilities
Operating lease liability less current portion	322,402	410,474
Total long-term liabilities	322,402	410,474

Total liabilities	1,446,337	1,524,340

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 shares authorized, 67,588,492 shares issued and outstanding	33,794	33,794
Additional paid-in capital	33,603,644	33,599,516
Accumulated deficit	(32,945,047)	(32,067,825)
Total stockholders' equity	692,391	1,565,485

Total liabilities and stockholders' equity	$2,138,728	$3,089,825

The accompanying notes are an integral part of these

consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

	2024	2023

Net revenues	$2,965,406	$3,676,785

Cost of sales	1,848,984	2,018,883

Gross Profit	1,116,422	1,657,902

Operating expenses:
Research and development	576,903	541,184
Selling, general and administrative	1,359,415	1,086,383

Total operating expenses	1,936,318	1,627,567

Loss from operations	(819,896)	30,335

Other income (expense):
Interest income	25,325	13,091
Interest and finance expenses	(27,901)	(18,938)
Loss from investment	(54,750)
Total other income (expense)	(57,326)	(5,847)

Loss before provision for taxes	(877,222)	24,488

Provision (benefit) for income taxes:
Current	-	(4,190)
Deferred	-	125,000
		.
Total benefit (provision) for income taxes	-	120,810

Net loss	$(877,222)	$(96,322)

Basic and diluted loss per common share:	$(0.01)	$(0.00)

Weighted average shares of common stock outstanding - basic and diluted	67,588,492	67,588,492

The accompanying notes are an integral part of these

consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

Balance at March 31, 2022	67,588,492	$33,794	$33,311,672	$(31,971,503)	$1,373,963

Stock based compensation			287,844		287,844
					-
Net income (loss)				(96,322)	(96,322)
					-
Balance at March 31, 2023	67,588,492	$33,794	$33,599,516	$(32,067,825)	$1,565,485

Stock based compensation			4,128		4,128
					-
Net income (loss)				(877,222)	(877,222)
					-
Balance at March 31, 2024	67,588,492	$33,794	$33,603,644	$(32,945,047)	$692,391

The accompanying notes are an integral part of these

consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2024 AND 2023

	2024	2023
Cash flows from operating activities:
Net loss	$(877,222)	$(96,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	5,305	2,880
Write-off of inventories	33,945	110,504
Credit losses	70,917	19,871
Deferred taxes	-	125,000
Credit recoveries	(9,035)	-
Loan impairment	209,809	-
Non-cash interest expense	22,362	26,307
Amortization of right-to-use asset	82,014	34,048
Stock based compensation	4,128	69,498
Investment impairment	54,750
Changes in operating assets and liabilities balances:
Accounts receivable	82,351	231,928
Inventories	97,840	(310,614)
Prepaid expenses and other current assets	22,028	47,296
Loan receivable	-	(81,487)
Other assets	(151,000)
Accounts payable	(56,558)	(6,915)
Bank overdraft	(22,446)	36,071
Customer deposits	(159,062)	96,104
Accrued expenses and other current liabilities	(14,391)	(77,265)
Payments of operating lease liability	(105,624)	(101,880)
Net cash provided (used) in operating activities	(709,889)	125,024

Cash flows from investing activities:
Purchase of software	(14,515)	-
Net cash used in investing activities	(14,515)	-

Cash flows provided (used) in financing activities:
Due to shareholder	(13,626)	(36,607)
Proceeds from line of credit	381,891	167,894
Repayments of line of credit	(105,170)	(389,845)
Proceeds (payments) from/to PPP loan	(5,380)	-

Net cash provided by (used in) financing activities	257,715	(258,558)

Net decrease in cash and cash equivalents	(466,689)	(133,534)

Cash and cash equivalents - beginning of period	1,003,730	1,137,264

Cash and cash equivalents - end of period	$537,041	$1,003,730

Cash paid for:
Interest	$20,256	$7,884
Non-cash activities:
Reclass of Warrant Liability to Additional Paid in Capital	$-	$(182,161)
Initial recognition of prepaid warrant expense	$-	$(105,683)

The accompanying notes are an integral part of these

consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 AND 2023

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

CASH AND CASH EQUIVALENTS

Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses to date as a result of this policy. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000 per institution. At March 31, 2024, approximately $287,000 exceeded the FDIC limit.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The carrying amounts of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed the due date and estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to expenses and a credit to a valuation allowance, based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Allowance for credit loss, including allowance of Loan Receivable balances, as of March 31, 2024 and March 31, 2023 was $1,216,562 and $944,871, respectively.

REVENUE RECOGNITION

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser. We offer a limited 90-day warranty on our electronics products and contract manufacturing and a limited 5-year warranty on our electronic controllers for spas and hot tubs. Historically, the amount of warranty included in sales of our electronic products have been de minimis. We have no other post shipment obligations. Based on prior experience, no amounts have been accrued for potential warranty costs and actual costs were less than $2,000, for each of the fiscal years ended March 31, 2024 and 2023. For contract manufacturing, revenues are recognized after shipment of the completed products.

Amounts received from customers in advance of our satisfaction of applicable performance obligations are recorded as customer deposits. Such amounts are recognized as revenues when the related performance obligations are satisfied. Customer deposits of approximately $237,000 as of March 31, 2023 were recognized as revenues during the year ended March 31, 2024. Customer deposits of approximately $179,000 as of March 31, 2022 were recognized as revenues during the year ended March 31, 2023.

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

All revenue is recognized net of discounts.

	Twelve Months Ended March 31,
	2024	2023
Net Revenue in the US
Chemical	$788,310	$909,221
Electronics	1,512,692	1,883,251
Engineering	351,698	534,644
	2,652,700	3,327,116

Net Revenue outside the US
Chemical	312,706	349,669
Electronics	-	-
Engineering	-	-
	312,706	349,669

Total Revenues	$2,965,406	$3,676,785

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

INTANGIBLE ASSETS

Intangible assets are reviewed for impairment annually whenever changes in circumstances indicate that the carrying amount may not be recoverable. In reviewing for impairment, the Company compares the carrying value of the relevant asset to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and its carrying value. During the fiscal years ended March 31, 2024 and 2023, there were no impairments.

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to $22,932 and $28,254 for the fiscal years ended March 31, 2024 and 2023, respectively.

SHIPPING AND HANDLING COSTS

Shipping and handling costs incurred for the years ended March 31, 2024 and 2023 were $0 and $4,631, respectively. Such costs are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations.

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

Jurisdiction	Fiscal Year
Federal	2020 and beyond
New Jersey	2019 and beyond

There are currently no tax years under examination by any major tax jurisdictions.

The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 31, 2024, and 2023, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Per share basic and diluted earnings (loss) amounted to ($0.01) and ($0.00) for the fiscal years ended March 31, 2024 and 2023, respectively.

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

As of March 31, 2024 and March 31, 2023, the balance due was $6,276 and $11,656, respectively.

NEW ACCOUNTING STANDARDS

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

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced losses from operations and negative cash flows from operating activities, management has initiated several strategic plans to improve the Company's financial position. As of March 31, 2024, the Company had an accumulated deficit of $32,945,047 and cash used from operating activities of  $709,889. Management's plans to address these conditions include leveraging existing resources and focusing on revenue growth and orders in the pipeline, which are expected to push the Company to profitability within the next fiscal year.

There is substantial doubt that the funding plans will be successful and therefore the conditions discussed above have not been alleviated. As a result, there is substantial doubt about the Company’s ability to continue as a going concern for one year from July 15, 2024, the date the Consolidated Financial Statements were available to be issued.

Our future capital requirements will depend upon many factors, including progress with developing, manufacturing and marketing our technologies, the time and costs involved in preparing, filing, prosecuting, maintaining and enforcing patent claims and other proprietary rights, our ability to establish collaborative arrangements, marketing activities and competing technological and market developments, including regulatory changes and overall economic conditions in our target markets. Our ability to generate revenue and achieve profitability requires us to successfully market and secure purchase orders for our products from customers currently identified in our sales pipeline as well as new customers. We also will be required to efficiently manufacture and deliver equipment on those purchase orders. These activities, including our planned research and development efforts, will require significant uses of working capital. There can be no assurances that we will generate revenue and cash flow as expected in our current business plan.

NOTE 3 – INVENTORIES

Inventories at March 31, 2024 consisted of the following:

	Current	Long Term	Total
Raw materials	$238,227	$216,185	$454,412
Finished goods	75,182	10,537	85,719
Totals	$313,409	$226,722	$540,131

Inventories at March 31, 2023 consisted of the following:

	Current	Long Term	Total
Raw materials	$390,792	$201,317	$592,109
Finished goods	52,673	27,134	79,807
Totals	$443,465	$228,451	$671,916

NOTE 4 - INTANGIBLE ASSETS

Intangible assets are being amortized using the straight-line method over periods ranging from 10-15 years with a weighted average remaining life of approximately 6 years.

	March 31, 2024						March 31, 2023
	Cost	Weighted Average Amortization Period (Years)			Accumulated Amortization	Net Carrying Amount	Cost	Weighted Average Amortization Period (Years)			Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$35,794	10	-	15	$(25,516)	$10,278	$35,794	10	-	15	$(22,631)	$13,163
Software	$14,515	3			$(2,420)	$12,095	$-				$-	$-

	$50,309				$(27,936)	$22,373	$35,794				$(22,631)	$13,163

Amortization expense was $5,305 and $2,880 for the years ended March 31, 2024 and 2023, respectively.

Estimated aggregate future amortization expense related to intangible assets is as follows:

For the fiscal years ended March 31,
2025	$7,306
2026	6,817
2027	4,139
2028	4,111
$22,373

NOTE 5 – LOAN RECEIVABLE - RELATED PARTY

The Company has a $20,250 investment for 23.2% of Qol Devices Inc. (Qol), net of a $54,750 impairment loss recognized to the statement of operations. The investment is reported as a component of other assets in the accompanying consolidated balance sheets.

The Company provided $330,090 in engineering services to Qol during the year March 31, 2018. Qol owes the Company $330,090 as of March 31, 2024 and 2023. The receivables shown are net of a $250,000 and $240,965 allowance for credit losses on the consolidated balance sheet, respectively.

The Company has a loan receivable balance from Endonovo (a third-party) as of March 31, 2024 and 2023 of $209,809. At March 31, 2024 and 2023, the receivable balance is shown net of a $209,809 and $0, allowance for credit losses, respectively, on the consolidated balance sheet.

NOTE 6 – LINE OF CREDIT

On June 15, 2018, the Company obtained an unsecured revolving line of credit, with a limit per annum of $400,000. The line expires May 15, 2024, renewing automatically every year. The Company is required to make monthly interest payments, at a rate of 8.87% and 5.37% as of March 31, 2024 and 2023, respectively. Any unpaid principal will be due upon maturity. As of March 31, 2024 and 2023, the outstanding balance was $389,530 and $112,809, respectively.

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

The unforgiven portion of the first PPP loan is $19,725, which was converted to a term loan payable in equal installments of principal plus interest at 1% with a maturity date of May 15, 2025. No collateral or personal guarantees are required for the loan. As of March 31, 2024 and 2023, the outstanding balance was $6,276 and $11,656, respectively.

NOTE 8 – LEASES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2028. The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of March 31, 2024:

	For the fiscal year ended:	Amount

FY 2025	March 31, 2025		$106,872
FY 2026	March 31, 2026		106,872
FY 2027	March 31, 2027		106,872
FY 2028	March 31, 2028		106,872
FY 2029	March 31, 2029	ends June 30, 2028	26,718
			454,206
	Less: Amount attributable to imputed interest		(44,077)
			$410,129

	Weighted average remaining lease term (in years)		2.6
	Weighted average discount rate		5%

Rent and real estate tax expense for all facilities for the years ended March 31, 2024 and 2023 was approximately $140,300 and $137,000 respectively, and are reported as a component of cost of sales and selling, general and administrative expenses in the accompanying consolidated statement of operations. The Company paid $105,625 in lease payments during the year.

NOTE 9 – CONCENTRATIONS

During the year ended March 31, 2024 and 2023, two customers accounted for 44% and 40% of our revenue, respectively. As of March 31, 2024 and March 31, 2023, four customers accounted for 89% and two customers accounted for 75% of our gross accounts receivable, respectively. The loss of these major customers could have a material impact on our operations and cash flow.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Revenues from foreign customers represented for the year ended March 31, 2024 $312,706 or 11% and $349,669 of our net revenue or 9.5% for the year ended March 31, 2023.

NOTE 10 - SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Electronics	Engineering	Total
Twelve months ended March 31, 2024
Revenue from external customers	$1,101,016	$1,512,692	$351,698	$2,965,406
Segment operating loss	$(407,230)	$(371,103)	$(41,563)	$(819,896)

Twelve months ended March 31, 2023
Revenue from external customers	$1,258,890	$1,883,251	$534,644	$3,676,785
Segment operating income	$(49,966)	$(65,271)	$145,572	$30,335

Total assets at March 31, 2024	$791,329	$1,090,751	$256,648	$2,138,728

Total assets at March 31, 2023	$1,050,541	$1,575,811	$463,473	$3,089,825

NOTE 11 - DISAGGREGATED NET REVENUES

The following tables show the Company's net revenues disaggregated by reportable segment and by product and service type:

	Twelve Months Ended March 31,
	2024	2023
Net Revenue in the US
Chemical	$788,310	$909,221
Electronics	1,512,692	1,883,251
Engineering	351,698	534,644
	2,652,700	3,327,116

Net Revenue outside the US
Chemical	312,706	349,669
Electronics	-	-
Engineering	-	-
	312,706	349,669

Total Revenues	$2,965,406	$3,676,785

NOTE 12 - INCOME TAXES

The provision for income taxes consisted of the following:

	March 31, 2024		March 31, 2023
Current:
Federal		$-	$-
State		$-	$(4,190)
Total		$-	$(4,190)

Deferred
Federal		(-)	93,383
State		(-)	31,617
Total	$	(-)	$125,000

Provision for income taxes		$-	$120,810

The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows:

	03/31/2024	03/31/2024	3/31/2023	3/31/2023

Book income at federal statutory rate, 21%	(187,217)	21.00%	10,660	21.00%
State Adjustments	(29,220)	5.08%
State Capital Taxes	1,580	-0.27%	1,580	3.11%
State taxes, net of federal benefit	(59,957)	6.86%	5,115	10.08%
Permanent Items	4,174	-0.73%	4,449	8.76%
PPP Loan Forgiveness
Prior Year Tax Receivable True-Up			(6,190)	-12.19%
Prior Year Deferred Tax Asset/(L) True Up	(172,863)	30.08%	27,987	55.14%
Valuation Allowance	485,995	-69.76%	108,986	214.71%
Federal research & development credit generated	(42,492)	7.39%	(31,776)	-62.60%
	-	-0.35%	120,810	238.00%

Deferred income taxes reflect the net effects of temporary difference between the carrying amounts of assets and liabilities for financial reporting purposes the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

Deferred tax assets/(liabilities)	03/31/2024	3/31/2023
Federal Net operating loss carryovers	503,440	443,074
New Jersey Net operating loss carryovers	217,597	105,699
Federal R&D Credit	320,918	328,723
New Jersey R&D Credit	238,330	126,091
Depreciation & Amortization	253,436	137,429
Allowance For Doubtful Accounts	341,976	260,018
Stock Comp Expense	41,848	30,516
Gross deferred tax assets	1,917,545	1,431,550
Valuation allowance	(1,917,545)	(1,431,550)
Total deferred tax assets	-	-

NOTE 13 – DUE TO STOCKHOLDER

The Company’s President has been deferring his salary and bonuses periodically to assist the Company’s cash flow. There are no repayment terms or interest accruing on this liability. The balance as of March 31, 2024 and March 31, 2023 was $0.00 and $13,626, respectively.

NOTE 14 – LEGAL PROCEEDINGS

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

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation as of March 31, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are not effective.

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

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting as of March 31, 2024, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its assessment, management has concluded that our internal control over financial reporting was not effective as of March 31, 2024.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

The determination that our disclosure controls and procedures were not effective as of March 31, 2024 are a result of:

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

The Company believes that the financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of March 31, 2024 and 2023 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended March 31, 2024 and 2023, in accordance with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

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

Name	Age	Position
Andre' DiMino	68	President, Chief Executive Officer
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

ITEM 11. EXECUTIVE COMPENSATION

Name and Principal Position	Year	Salary	Bonus	Option	Other	Total

Andre' DiMino, Chief Executive Officer	2024	$186,000	$18,600	-	-	$204,600

	2023	$173,446	$17,345	-	-	$190,791

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

STOCKHOLDER MATTERS:

The following table sets forth information regarding ownership of shares of Company’s common stock, as of March 31, 2024, by (i) each person known to ADM to be the owner of 5% or more of ADM’s common stock (ii) each director and director nominee of ADM, (iii) the Named Officer, and (iv) all directors and officers of ADM as a group. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of the Company’s common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of any shares of Common Stock over which he or she has or shares, directly or indirectly, voting or investment power; or of which he or she has the right to acquire beneficial ownership at any time within 60 days after March 31, 2024. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. Common Stock beneficially owned and percentage ownership is based on 67,588,492 shares of Common Stock outstanding as of March 31, 2024.

Name and Address	Number of Shares Beneficially Owned		Percentage

Andre' DiMino	18,692,183	(1)	28%
c/o ADM Tronics Unlimited, Inc.
224 Pegasus Avenue
Northvale, NJ 07647

(1) Includes 18,691,223 shares of the Company’s common stock directly owned by Andre’ DiMino and 960 shares owned by Jenny DiMino, the spouse of Andre’ DiMino.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the fiscal year ended March 31, 2024 we contracted with Rosenberg Rich Baker Berman, P.A. (RRBB). The aggregate fees billed for professional services rendered by RRBB were $95,000.

AUDIT-RELATED FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2024d 2023 for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and not reported above under “Audit Fees” were $0 for each year.

TAX FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2024 and 2023 for professional services rendered by the aformentioned accounting firms were approximately $10,000 each year.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of July, 2024.

ADM TRONICS UNLIMITED, INC.

By:	/s/ Andre' DiMino
Andre' Di Mino
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

		Title	Date

/s/	Andre' DiMino	Chief Executive Officer (Principal	July 15, 2024
	Andre' DiMino	Executive Officer, Principal
Financial Officer and Principal
Accounting Officer) and Director