Form 10-Q
period 2024-06-30
ADM TRONICS UNLIMITED, INC.
filed 2024-08-19
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The Company has 67,588,492 shares outstanding as of August 19, 2024.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	March 31,
	2024	2024
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$469,365	$537,041
Accounts receivable, net of credit losses of $1,216,562 at June 30, 2024 and March 31, 2024, respectively	503,810	344,526
Inventories	431,322	313,409
Prepaid expenses and other current assets	19,180	19,223

Total current assets	1,423,677	1,214,199

Other Assets:
Property and equipment, net of accumulated depreciation
Long-term inventory	241,508	226,722
Operating lease right-of-use asset	378,352	399,521
Loan receivable, net of allowance for doubtful accounts of $240,965 at June 30, 2024 and March 31, 2024, respectively.	89,125	89,125
Investments	338,500	-
Intangible assets, net of accumulated amortization of $29,866 and $27,936 at June 30, 2024 and March 31, 2024, respectively	20,443	22,373
Other assets	15,917	186,788
Total other assets	1,083,846	924,529

Total assets	$2,507,522	$2,138,728

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$307,244	$266,082
Bank overdraft	105,993	112,391
Accrued expenses and other current liabilities	69,154	61,268
PPP loan	4,931	6,276
Line of credit	382,345	389,530
Operating lease liability	89,943	87,727
Customer deposits	148,729	200,661
Total current liabilities	1,108,339	1,123,935

Long-term liabilities
Due to employee	80,449	-
Operating lease liability less current portion	298,393	322,402
Total long-term liabilities	378,842	322,402

Total liabilities	1,487,181	1,446,337

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 shares authorized, 67,588,492 shares issued and outstanding	33,794	33,794
Additional paid-in capital	33,604,676	33,603,644
Accumulated deficit	(32,618,129)	(32,945,047)
Total stockholders' equity	1,020,341	692,391

Total liabilities and stockholders' equity	$2,507,522	$2,138,728

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	2024	2023

Net revenues	$857,845	$762,689

Cost of sales	336,942	437,547

Gross Profit	520,903	325,142

Operating expenses:
Research and development	127,993	130,587
Selling, general and administrative	228,629	332,351

Total operating expenses	356,622	462,938

Profit (loss) from operations	164,281	(137,796)

Other income (expense):
Interest income	4,324	8,001
Interest and finance expenses	(8,437)	(2,466)
Gain from investment	112,500	-

Total other income	108,387	5,535

Profit (loss) before provision for taxes	272,668	(132,261)

Provision (benefit) for income taxes:
Current	500	-
Deferred	-	-
		.
Total benefit (provision) for income taxes	500	-

Net profit (loss)	$272,168	$(132,261)

Basic and diluted earnings (loss) per common share:	$0.00	$(0.00)

Weighted average shares of common stock outstanding - basic and diluted	67,588,492	67,588,492

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	Common Stock	Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at April 1, 2023	67,588,492	$33,794	$33,599,516	$(32,067,825)	$1,565,485

Stock based compensation			1,032		1,032

Net income (loss)				(132,261)	(132,261)

Balance at June 30, 2023	67,588,492	$33,794	$33,600,548	$(32,200,086)	$1,434,256

Balance at April 1, 2024	67,588,492	$33,794	$33,603,644	$(32,945,047)	$692,391

Stock based compensation			1,032		1,032

Prior period adjustment				54,750	54,750

Net income (loss)				272,168	272,168

Balance at June 30, 2024	67,588,492	$33,794	$33,604,676	$(32,618,129)	$1,020,341

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

(Unaudited)

	2024	2023
Cash flows from operating activities:
Net income	$272,168	$(132,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	1,929	720
Write-off of inventories	49,214	19,404
Bad debt	-	25,000
Unrealized gain in investment	(112,500)	-
Non-cash interest expense	4,925	5,981
Amortization of right-to-use asset	21,169	20,114
Stock based compensation	1,032	1,032
Changes in operating assets and liabilities balances:
Accounts receivable	(159,663)	(102,752)
Due to employee	80,449	-
Inventories	(181,913)	(46,179)
Prepaid expenses and other current assets	43	9,264
Loan receivable	-	(5,500)
Accounts payable	41,162	(43,925)
Bank overdraft	(6,398)	15,891
Customer deposits	(51,932)	(27,281)
Accrued expenses and other current liabilities	7,887	33,217
Payments of operating lease liability	(26,718)	(25,469)
Net cash provided by (used in) operating activities	(59,146)	(252,744)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	-	-

Cash flows provided (used) in financing activities:
Due to shareholder	-	(7,217)
Proceeds from line of credit	30,406	105,037
Repayments of line of credit	(37,591)	(2,730)
Repayments of PPP loan	(1,345)	(1,345)

Net cash provided by (used in) financing activities	(8,530)	93,745

Net increase (decrease) in cash and cash equivalents	(67,676)	(158,999)

Cash and cash equivalents - beginning of period	537,041	1,003,730

Cash and cash equivalents - end of period	$469,365	$844,731

Cash paid for:
Interest	$8,437	$2,466

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2024 AND 2023

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

Electronic equipment is manufactured in accordance with customer specifications on a contract basis. Our electronic device product line consists principally of proprietary devices used in diagnostics and therapeutics of humans and animals and electronic controllers for spas and hot tubs. These products are sold to customers located principally in the United States. We are registered with the FDA as a contract manufacturing facility, and we manufacture medical devices for customers in accordance with their designs and specifications. Our chemical product line is principally comprised of water-based chemical products used in the food packaging and converting industries, and anti-static conductive paints, coatings and other products. These products are sold to customers located in the United States, Australia, Asia and Europe. We also provide research, development, regulatory, and engineering services to customers. Our Sonotron Medical Systems, Inc. subsidiary (“Sonotron”) is involved in medical electronic therapeutic technology.

NOTE 2  - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by ADM pursuant to accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the condensed financial position and operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended March 31, 2024 as disclosed in our annual report on Form 10-K for that year. Unaudited interim results are not necessarily indicative of the results for the full fiscal year ending March 31, 2025. The consolidated balance sheet as of March 31, 2024 was derived from the audited consolidated financial statements as of and for the year then ended.

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

CASH AND CASH EQUIVALENTS

Cash equivalents are comprised of highly liquid investments with original maturities of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses to date as a result of this policy. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At June 30, 2024 and March 31, 2024, approximately $219,000 and $287,000, respectively, exceeded the FDIC limit.

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

REVENUE RECOGNITION

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser. We offer a limited 90-day warranty on our electronics products and contract manufacturing, and a limited 5-year warranty on our electronic controllers for spas and hot tubs. Historically, the amount of warranty expense included in sales of our electronic products has been de minimis. We have no other post shipment obligations. For contract manufacturing, revenues are recognized after shipments of the completed products.

Amounts received from customers in advance of our satisfaction of applicable performance obligations are recorded as customer deposits. Such amounts are recognized as revenues when the related performance obligations are satisfied. Customer deposits of approximately $52,000 as of March 31, 2024 were recognized as revenues during the three months ended June 30, 2024.

Amounts received from customers in advance of our satisfaction of applicable performance obligations are recorded as customer deposits. Such amounts are recognized as revenues when the related performance obligations are satisfied. Customer deposits of approximately $27,000 as of March 31, 2023 were recognized as revenues during the three months ended June 30, 2023.

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

PROPERTY AND EQUIPMENT

We record our property and equipment at historical cost. We expense maintenance and repairs as incurred. Depreciation is provided for by the straight-line method over five to seven years, the estimated useful lives of the property and equipment. As of June 30, 2024 and March 31, 2024, all fixed assets were fully depreciated.

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to $4,464 for the three months ended June 30, 2024 and $6,184 for the three months ended June 30, 2023.

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

There were 200,000 anti-dilutive instruments in force during the periods ended June 30, 2024 and 2023, respectively.

Per share basic and diluted (loss) amounted to $0.00 and $(0.00) for the three months ended June 30, 2024 and 2023, respectively.

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

INVESTMENTS

Investments in publicly  held companies are net book value or fair value.

Investments in privately held companies are valued at cost, net book value or fair value when available. Investments valued at cost or net book value is a departure from accounting principles generally accepted in the United States of America

NOTE 3 - INVENTORIES

Inventories at June 30, 2024 consisted of the following:

	Current	Long Term	Total
Raw materials	$372,834	$230,351	$603,185
Finished goods	58,488	11,157	69,645
Totals	$431,322	$241,508	$672,830

Inventories at March 31, 2024 consisted of the following:

	Current	Long Term	Total
Raw materials	$238,227	$216,185	$454,412
Finished goods	75,182	10,537	85,719
Totals	$313,409	$226,722	$540,131

NOTE 4 - INTANGIBLE ASSETS

	June 30, 2024						March 31, 2024
	Cost	Weighted Average Amortization Period (Years)			Accumulated Amortization	Net Carrying Amount	Cost	Weighted Average Amortization Period (Years)			Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$35,794	10	-	15	$(26,236)	$9,558	$35,794	10	-	15	$(25,516)	$10,278
Software	$14,515		3		$(3,630)	$10,885	$14,515		3		$(2,420)	$12,095

	$50,309				$(29,866)	$20,443	$50,309				$(27,936)	$22,373

Estimated aggregate future amortization expense related to intangible assets is as follows:

For the fiscal years ended March 31,
2025	$5,376
2026	6,817
2027	4,143
2028	1,725
2029	1557
thereafter	825
$20,443

NOTE 5 – CONCENTRATIONS

During the three months ended June 30, 2024,  one customer accounted for 35% of our net revenue.

As of June 30, 2024, three customers represented 78% of our gross accounts receivable. As of March 31, 2024, four customers accounted for 89% of our gross accounts receivable.

As of June 30, 2024, three vendors accounted for over 39% of our accounts payable balance.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Net revenues from foreign customers for the three months ended June 30, 2024 were $118,281 or 14%.

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

NOTE 6 - DISAGGREGATED REVENUES AND SEGMENT INFORMATION

The following tables show the Company's revenues disaggregated by reportable segment and by product and service type:

	Three Months Ended June 30,
	2024	2023
Net Revenue in the US
Chemical	$201,377	$218,971
Electronics	411,166	266,163
Engineering	127,021	158,521
	739,564	643,655

Net Revenue outside the US
Chemical	118,281	119,034
Electronics	-	-
Engineering	-	-
	118,281	119,034

Total Revenues	$857,845	$762,689

NOTE 7 – DUE FROM AFFILIATE

The Company provided $330,090 in engineering services to Qol during the year March 31, 2018. This amount is shown net of a $240,965 allowance for credit losses on the consolidated balance sheets as of June 30, 2024 and March 31, 2024, respectively.

NOTE 8 – LEASES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2028. The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of June 30, 2024:

	For the fiscal year ended:	Amount
FY 2025	March 31, 2025		$80,154
FY 2026	March 31, 2026		106,872
FY 2027	March 31, 2027		106,872
FY 2028	March 31, 2028		106,872
FY 2029	March 31, 2029	ends June 30, 2029	26,718
			427,488
	Less: Amount attributable to imputed interest		(39,152)
			$388,336

	Weighted average remaining lease term (in years)		2.4

Rent and real estate tax expense for all facilities for the three months ended June 30, 2024 was approximately $37,000.

Rent and real estate tax expense for all facilities for the three months ended June 30, 2024 was approximately $34,000.

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

The unforgiven portion of the first PPP loan is $19,725, which was converted to a term loan payable in equal installments of principal plus interest at 1% with a maturity date of May 15, 2025. No collateral or personal guarantees is required for the loan. At June 30, 2024, the outstanding balance is $4,931.

NOTE 10 – LINE OF CREDIT

On June 15, 2018, the Company obtained an unsecured revolving line of credit, with a limit of $400,000. The line expires May 15, 2025, renewing automatically every year. The Company is required to make monthly interest payments, at a rate of 8.87% as of June 30, 2024. Any unpaid principal will be due upon maturity. At June 30, 2024 and March 31, 2024, the outstanding balance was $382,345 and $389,530, respectively.

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

Outstanding and exercisable
Range of Exercise prices	Number outstanding	Weighted average remaining life in years	Weighted Average Exercise Price	Exercisable

$0.20	200,000	0.78	$0.20	200,000

	2024		2023
	# of Shares	Weighted Average	# of Shares	Weighted Average
		Exercise Price		Exercise Price
Outstanding, beginning of year	200,000	$0.20	-	-

Issued	-	-	200,000	$0.20

Exercised	-	-	-	-

Expired	-	-	-	-

Cancelled	-	-	-	-

Outstanding, end of period	200,000	$0.20	200,000	$0.20

Exercisable, end of period	200,000	$0.20	200,000	$0.20

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

Product Liability

As of June 30, 2024 and March 31, 2024, there were no claims against us for product liability.

NOTE 14 – FAIR VALUE MEASUREMENTS

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820, Fair Value Measurements and Disclosures, provides the framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under FASB ASC 820 are described as follows:

____________________________________________________________________________

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the plan has the ability to access.

____________________________________________________________________________

Level 2	Inputs to the valuation methodology include
●	Quoted prices for similar assets or liabilities in active markets;
●	Quoted prices for identical or similar assets or liabilities in active markets;
●	Inputs other than quoted prices that are observable for the asset or liability
●	Inputs that are derived principally from or corroborated by observable market data by correlation or other means.
If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

____________________________________________________________________________

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The asset's or liability's fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

Following is a description of the valuation methodologies used for assets at fair value. There have been no changes in the methodologies used at June 30, 2024.

Investments in publicly  held companies are net book value or fair value.

Investments in privately held companies are valued at cost, net book value or fair value when available. Investments valued at cost or net book value is a departure from accounting principles generally accepted in the United States of America.

The preceding methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Partnership believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following table sets forth by level, within the fair value hierarchy, the Partnership's assets at fair value as of June 30,2024:

Assets at Fair Value as of June 30, 2024:

	Level 1	Level 2	Level 3	Total
Investment	$262,500	$0	$0	$262,500
TOTAL ASSETS AT FAIR VALUE	$262,500	$0	$0	$262,500

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our operations and financial condition should be read in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "forecasts", "projects", or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-Q to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Item. 1 Description of Business – Risk Factors" and elsewhere in or incorporated by reference into our Annual Report on Form 10-K for the year ended March 31, 2024.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2024 AS COMPARED TO JUNE 30, 2023.

For the three months ended June 30, 2024

	Chemical	Electronics	Engineering	Total
Revenue	$319,658	$411,166	$127,021	$857,845
Cost of Sales	114,594	160,622	62,250	337,466
Gross Profit	205,064	250,544	64,771	520,379
Gross Profit Percentage	64%	61%	51%	61%

Operating Expenses	131,758	170,923	53,417	356,098
Operating Income (Loss)	73,306	79,621	11,354	164,281
Other income (expenses)	40,103	52,025	16,259	108,387
Income (loss) before provision from income taxes	$113,409	$131,646	$27,613	$272,668

For the three months ended June 30, 2023

	Chemical	Electronics	Engineering	Total
Revenue	$338,005	$266,163	$158,521	$762,689
Cost of Sales	214,101	177,843	45,603	437,547
Gross Profit	123,904	88,320	112,918	325,142
Gross Profit Percentage	37%	33%	71%	43%

Operating Expenses	203,692	162,029	97,217	462,938
Operating Income (Loss)	(79,788)	(73,709)	15,701	(137,796)
Other income (expenses)	2,435	1,937	1,163	5,535
Income (loss) before provision from income taxes	$(77,353)	$(71,772)	$16,864	$(132,261)

Variance

	Chemical	Electronics	Engineering	Total
Revenue	$(18,347)	$145,003	$(31,500)	$95,156
Cost of Sales	(99,507)	(17,221)	16,647	(100,081)
Gross Profit	81,160	162,224	(48,147)	195,237
Gross Profit Percentage	27%	28%	-20%	18%

Operating Expenses	(71,934)	8,894	(43,800)	(106,840)
Operating Income (Loss)	153,094	153,330	(4,347)	302,077
Other income (expenses)	37,668	50,088	15,096	102,852
Income (loss) before benefit from income taxes	$190,762	$203,418	$10,749	$404,929

Revenues for the three months ended June 30, 2024 increased by $95,156. The increase is a result of increased sales of $145,003 in the Electronics segment offset by decreases of $18,347 in the Chemical segment a decrease of $31,500 in the Engineering segment.

Gross profit for the three months ended June 30, 2024 increased by $195,237. The increase in gross profit resulted primarily from a net sales increase caused by an increase in sales prices of approximately 10% along with a decrease in cost of sales of $100,081

We are highly dependent upon certain customers. During the three months ended June 30, 2024, three customers accounted for 78% of our net revenue. Net revenues from foreign customers for the three months ended June 30, 2024 was $118,281 or 14%.

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

Income from operations for the three months ended June 30, 2024 was $164,281 compared to loss from operations for the three months ended June 30, 2023 was $137,796

Other income increased $102,852 for the three months ended June 30, 2024. The increase is mainly attributable to an increase in interest income coupled with reduced interest expense.

The foregoing resulted in net profit before provision for taxes for the three months ended June 30, 2024 of $272,668 compared to a net loss before provision for taxes for the three months ended June 30, 2023 of $132,261. Net income per share for the three months ended June 30, 2024 is $0.00 compared to net loss per share were ($0.00) for the three months ended June 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2024, we had cash and cash equivalents of $469,365 as compared to $537,041 at March 31, 2024. The $67,676 decrease was primarily the result of cash used in operations during the three-month period in the amount of $59,146, cash used in investing cash used in financing activities of $8,530. There was no cash used or provided by investing activities. Our cash will continue to be used for increased marketing costs, and increased production labor costs all in an attempt to increase our revenue, as well as increased expenditures for our internal R&D.  We expect to have enough cash to fund operations for the next twelve months.

Below is a summary of our cash flow for the nine-month ending periods indicated:

	June 30, 2024	June 30, 2023
Net cash provided by (used in) operating activities	$(59,146)	$(252,744)
Net cash provided by (used in) investing activities	-	-
Cash flows provided (used) in financing activities:	(8,530)	93,745
Net increase (decrease) in cash and cash equivalents	$(67,676)	$(158,999)
Cash and cash equivalents - beginning of period	$537,041	$1,003,730
Cash and cash equivalents - end of period	$469,365	$844,731

Future Sources of Liquidity:

We expect that growth with profitable customers and continued focus on new customers will enable us to generate cash flows from operating activities during fiscal 2025.

Based on current expectations, we believe that our existing cash and cash equivalents of $469,365 as of June 30, 2024, and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash used by operating activities was $(59,146) for the three months ended June 30, 2024, as compared to net cash used by operating activities of $(252,744) for the three months ended June 30, 2023. The cash used during the three months ended June 30, 2024 was primarily due to a net income of $272,168, a decrease in net operating assets of $349,830, offset by an increase in net operating liabilities of $52,747, write-off of inventories of $49,214, amortization of $1,929, and stock based compensation of $1,032, and non-cash interest expense of $4,925.

INVESTING ACTIVITIES

There was no cash provided or used in investing activities for the three months ended June 30, 2024.

FINANCING ACTIVITIES

For the three months ended June 30, 2024, net cash used by financing activities was $8,530 due to net borrowing and payments in the line of credit of $(7,185) coupled repayments on the PPP loan of $(1,345).

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

Cash and cash equivalents – For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at inception. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held at these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At June 30, 2024, approximately $219,000 exceeded the FDIC limit.

Our sales are materially dependent on a small group of customers, as noted in Note 6 of our condensed consolidated financial statements. We monitor our credit risk associated with our receivables on a routine basis. We also maintain credit controls for evaluating and granting customer credit.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Ru1e 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly and year to date period ended June 30, 2024, there were no changes in the Company's internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

The determination that our disclosure controls and procedures were not effective as of June 30, 2024, is a result of:

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

The Company believes that the financial statements present fairly, in all material respects, the Company’s condensed consolidated balance sheets as of June 30, 2024, and March 31, 2024 and the related condensed consolidated statements of operations, and cash flows for the three months ended June 30, 2024 and 2023, in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

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
August 19, 2024