Form 10-Q
period 2024-09-30
ADM TRONICS UNLIMITED, INC.
filed 2024-11-14
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The Company has 67,588,492 shares outstanding as of November 14, 2024.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	March 31,
	2024	2024
ASSETS

Current assets:
Cash and cash equivalents	$427,777	$537,041
Accounts receivable, net of credit losses of $975,597 and $814,788 at September 30, 2024 and March 31, 2024, respectively	466,833	344,526
Inventories	458,844	313,409
Prepaid expenses and other current assets	12,787	19,223

Total current assets	1,366,241	1,214,199

Other Assets:
Long-term inventory	223,989	226,722
Operating lease right-of-use asset	356,909	399,521
Loan receivable, net of allowance for doubtful accounts of $240,965 at September 30, 2024 and March 31, 2024, respectively.	89,125	89,125
Investments	337,500	-
Intangible assets, net of accumulated amortization of $31,723 and $27,936 at September 30, 2024 and March 31, 2024, respectively	18,586	22,373
Other assets	14,917	186,788
Total other assets	1,041,026	924,529

Total assets	$2,407,267	$2,138,728

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$300,688	$266,082
Bank overdraft	78,396	112,391
Accrued expenses and other current liabilities	20,599	61,268
PPP loan	3,586	6,276
Line of credit	382,367	389,530
Operating lease liability	91,072	87,727
Customer deposits	164,094	200,661
Total current liabilities	1,040,802	1,123,935

Long-term liabilities
Due to employee	79,449	-
Operating lease liability less current portion	275,197	322,402
Total long-term liabilities	354,646	322,402

Total liabilities	1,395,448	1,446,337

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 shares authorized, 67,588,492 shares issued and outstanding	33,794	33,794
Additional paid-in capital	33,605,708	33,603,644
Accumulated deficit	(32,627,683)	(32,945,047)
Total stockholders' equity	1,011,819	692,391

Total liabilities and stockholders' equity	$2,407,267	$2,138,728

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2024	2023	2024	2023

Net revenues	$840,036	$754,132	$1,697,881	$1,516,821

Cost of sales	421,254	547,980	758,196	985,527

Gross Profit	418,782	206,152	939,685	531,294

Operating expenses:
Research and development	111,585	131,743	239,578	262,330
Selling, general and administrative	353,055	302,059	581,684	634,410

Total operating expenses	464,640	433,802	821,262	896,740

Income (loss) from operations	(45,858)	(227,650)	118,423	(365,446)

Other income (expense):
Interest income	3,412	6,592	7,736	14,593
Interest and finance expenses	(8,741)	(7,047)	(17,178)	(9,513)
Gain/(loss) from investment	(1,000)	-	111,500	-
Total other income (expense)	(6,329)	(455)	102,058	5,080

Income (loss) before provision for income taxes	(52,187)	(228,105)	220,481	(360,366)

Provision for (benefit) income taxes:
Current	500	-	1,000	-
Deferred	-	-	-	-
Total provision (benefit) for income taxes	500	-	1,000	-

Net income (loss)	$(52,687)	$(228,105)	$219,481	$(360,366)

Basic and diluted per common share:	$(0.00)	$(0.00)	$0.00	$(0.01)

Weighted average shares of common stock outstanding - basic and diluted	67,588,492	67,588,492	67,588,492	67,588,492

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Common Stock	Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at April 1, 2023	67,588,492	$33,794	$33,599,516	$(32,067,825)	$1,565,485

Stock based compensation			1,032		1,032

Net income (loss)				(132,261)	(132,261)

Balance at June 30, 2023	67,588,492	$33,794	$33,600,548	$(32,200,086)	$1,434,256

Stock based compensation			1,032		1,032

Net (loss)				(228,105)	(228,105)

Balance at September 30, 2023	67,588,492	$33,794	$33,601,580	$(32,428,191)	$1,207,183

Balance at April 1, 2024	67,588,492	$33,794	$33,603,644	$(32,945,047)	$692,391

Stock based compensation			1,032		1,032

Prior period adjustment				54,750	54,750

Net income				272,168	272,168

Balance at June 30, 2024	67,588,492	$33,794	$33,604,676	$(32,618,129)	$1,020,341

Stock based compensation			1,032		1,032

Prior period adjustment				43,133	43,133

Net (loss)				(52,687)	(52,687)

Balance at September 30, 2024	67,588,492	$33,794	$33,605,708	$(32,627,683)	$1,011,819

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	2024	2023
Cash flows from operating activities:
Net income	$219,481	$(360,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	3,787	1,440
Write-off of inventories	49,214	28,710
Credit recoveries	-	(305,090)
Unrealized gain in investment	(111,500)	-
Loan impairment	-	209,809
Non-cash interest expense	9,576	11,706
Amortization of right-to-use asset	42,612	40,482
Stock based compensation	2,064	2,064
Changes in operating assets and liabilities balances:
Accounts receivable	(122,307)	(70,720)
Due from affiliate	-	80,090
Due to employee	79,449	-
Inventories	(191,916)	58,328
Prepaid expenses and other current assets	6,436	17,347
Investments	(337,500)
Accounts payable	34,606	(40,231)
Bank overdraft	(33,995)	(81,601)
Customer deposits	(36,567)	3,549
Accrued expenses and other current liabilities	2,464	1,050
Payments of operating lease liability	(53,815)	(52,188)
Net cash provided by (used in) operating activities	(437,911)	(455,621)

Cash flows from investing activities:
Investments	338,500	-
Net cash provided by (used in) investing activities	338,500	-

Cash flows provided (used) in financing activities:
Due to shareholder	-	(13,626)
Proceeds from line of credit	39,111	192,060
Repayments of line of credit	(46,274)	(7,530)
Proceeds (payments) from/to PPP loan	(2,690)	(2,690)

Net cash provided by (used in) financing activities	(9,853)	168,214

Net increase (decrease) in cash and cash equivalents	(109,264)	(287,407)

Cash and cash equivalents - beginning of period	537,041	1,003,730

Cash and cash equivalents - end of period	$427,777	$716,323

Cash paid for:
Interest	$8,437	$9,513

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

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

CASH AND CASH EQUIVALENTS

Cash equivalents are comprised of highly liquid investments with original maturities of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses to date as a result of this policy. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At September 30, 2024 and March 31, 2024, approximately $178,000 and $287,000, respectively, exceeded the FDIC limit.

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

Amounts received from customers in advance of our satisfaction of applicable performance obligations are recorded as customer deposits. Such amounts are recognized as revenues when the related performance obligations are satisfied. Customer deposits of approximately $24,000 and $76,000 and  as of March 31, 2024 were recognized as revenues during the three and six months ended September 30, 2024.

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

PROPERTY AND EQUIPMENT

We record our property and equipment at historical cost. We expense maintenance and repairs as incurred. Depreciation is provided for by the straight-line method over five to seven years, the estimated useful lives of the property and equipment. As of September 30, 2024 and March 31, 2024, all fixed assets were fully depreciated.

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to$1,282 and $4,434 and $5,746 and $11,133 for the three and six months ended September 30, 2024 and September 30, 2023, respectively.

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

There were 200,000 anti-dilutive instruments in force during the periods ended September 30, 2024 and 2023, respectively.

Per share basic and diluted (loss) amounted to $(0.00) and $(0.00) and $0.00 and $(0.00) for the three months and six months ended September 30, 2024 and 2023, respectively.

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

NOTE 3 - INVENTORIES

Inventories at September 30, 2024 consisted of the following:
	Current	Long Term	Total
Raw materials	$390,447	$212,938	$603,385
Finished goods	68,397	11,051	79,448
Totals	$458,844	$223,989	$682,833

Inventories at March 31, 2024 consisted of the following:
	Current	Long Term	Total
Raw materials	$238,227	$216,185	$454,412
Finished goods	75,182	10,537	85,719
Totals	$313,409	$226,722	$540,131

NOTE 4 - INTANGIBLE ASSETS

	September 30, 2024						March 31, 2024
	Cost	Weighted Average Amortization Period (Years)			Accumulated Amortization	Net Carrying Amount	Cost	Weighted Average Amortization Period (Years)			Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$35,794	10	-	15	$(26,883)	$8,9112	$35,794	10	-	15	$(25,516)	$10,278
Software	$14,515	3			$(4,840)	$9,675	$14,515	3			$(2,420)	$12,095

	$50,309				$(31,723)	$18,586	$50,309				$(27,936)	$22,373

Estimated aggregate future amortization expense related to intangible assets is as follows:

For the fiscal years ended March 31,
2025	$3,528
2026	6,807
2027	4,143
2028	1,725
2029	1,557
thereafter	826
$18,586

NOTE 5 – CONCENTRATIONS

During the three and six months ended September 30, 2024,  two customers accounted for 50% and 45% of our net revenue, respectively.

During the three and six months ended September 30, 2023,  two customers accounted for 48% and 42% of our net revenue, respectively.

As of September 30, 2024, three customers represented 81% of our gross accounts receivable. As of March 31, 2024, four customers accounted for 89% of our gross accounts receivable.

As of September 30, 2024, one vendor accounted for over 17% of our accounts payable balance.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Net revenues from foreign customers for the three and six months ended September 30, 2024 were $95,900 or 11% and $214,181 or 13%, respectively.

NOTE 6 - DISAGGREGATED REVENUES AND SEGMENT INFORMATION

The following tables show the Company's revenues disaggregated by reportable segment and by product and service type:

	Three months Ended September 30,
	2024	2023
Net Revenue in the US
Chemical	$199,836	$203,803
Electronics	346,409	392,878
Engineering	197,891	78,344
	744,136	675,025

Net Revenue outside the US
Chemical	$95,900	$79,107
Electronics	-	-
Engineering	-	-
	95,900	79,107

Total Revenues	$840,036	$754,132

	Six Months Ended September 30,
	2024	2023
Net Revenue in the US
Chemical	$401,213	$422,774
Electronics	757,575	659,041
Engineering	324,912	236,865
	1,483,700	1,318,680

Net Revenue outside the US
Chemical	214,181	198,141
Electronics	-	-
Engineering	-	-
	214,181	198,141

NOTE 7 – DUE FROM AFFILIATE

The Company provided $330,090 in engineering services to Qol during the year March 31, 2018. This amount is shown net of a $240,965 allowance for credit losses on the consolidated balance sheets as of September 30, 2024 and March 31, 2024, respectively.

NOTE 8 – LEASES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2028. The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of September 30, 2024:

	For the fiscal year ended:	Amount
FY 2025	March 31, 2025		$53,436
FY 2026	March 31, 2026		106,872
FY 2027	March 31, 2027		106,872
FY 2028	March 31, 2028		106,872
FY 2029	March 31, 2029	ends June 30, 2029	26,718
			400,770
	Less: Amount attributable to imputed interest		(34,501)
			$366,269

	Weighted average remaining lease term (in years)		2.4

Rent and real estate tax expense for all facilities for the three and six months ended September 30, 2024 was approximately $35,000 and $70,000, respectively.

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

The unforgiven portion of the first PPP loan is $19,725, which was converted to a term loan payable in equal installments of principal plus interest at 1% with a maturity date of May 15, 2025. No collateral or personal guarantees is required for the loan. At September 30, 2024, the outstanding balance is $3,586.

NOTE 10 – LINE OF CREDIT

On June 15, 2018, the Company obtained an unsecured revolving line of credit, with a limit of $400,000. The line expires May 15, 2025, renewing automatically every year. The Company is required to make monthly interest payments, at a rate of 8.87% as of September 30, 2024. Any unpaid principal will be due upon maturity. At September 30, 2024 and March 31, 2024, the outstanding balance was $382,367 and $389,530, respectively.

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

Product Liability

As of September 30, 2024 and March 31, 2024, there were no claims against us for product liability.

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

●   If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

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

Following is a description of the valuation methodologies used for assets at fair value. There have been no changes in the methodologies used at September 30, 2024.

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

The following table sets forth by level, within the fair value hierarchy, the Partnership's assets at fair value as of September 30,2024:

Assets at Fair Value as of September 30, 2024:

	Level 1	Level 2	Level 3	Total
Investment	$262,500	$-	$-	$262,500
TOTAL ASSETS AT FAIR VALUE	$262,500	$-	$-	$262,500

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2024 AS COMPARED TO SEPTEMBER 30, 2023.

For the three months ended September 30, 2024

	Chemical	Electronics	Engineering	Total
Revenue	$295,736	$346,409	$197,891	$840,036
Cost of Sales	$183,682	$182,180	$55,392	421,254
Gross Profit	112,054	164,229	142,499	418,782
Gross Profit Percentage	38%	47%	72%	50%

Operating Expenses	$163,894	$198,123	$102,623	464,640
Operating Income (Loss)	(51,840)	(33,894)	39,876	(45,858)
Other income (expenses)	$(3,362)	$(6,099)	$3,132	(6,329)
Income (loss) before benefit from income taxes	$(55,202)	$(39,993)	$43,008	$(52,187)

For the three months ended September 30, 2023

	Chemical	Electronics	Engineering	Total
Revenue	$282,910	$392,878	$78,344	$754,132
Cost of Sales	$234,508	$253,444	$60,028	547,980
Gross Profit	48,402	139,434	18,316	206,152
Gross Profit Percentage	17%	35%	23%	27%

Operating Expenses	$163,969	$241,504	$28,329	433,802
Operating Income (Loss)	(115,567)	(102,070)	(10,013)	(227,650)
Other income (expenses)	$(302)	$299	$(452)	(455)
Income (loss) before benefit from income taxes	$(115,869)	$(101,771)	$(10,465)	$(228,105)

For the six months ended September 30, 2024

	Chemical	Electronics	Engineering	Total
Revenue	$615,394	$757,575	$324,912	$1,697,881
Cost of Sales	298,276	342,278	117,642	758,196
Gross Profit	317,118	415,297	207,270	939,685
Gross Profit Percentage	48%	45%	36%	45%

Operating Expenses	295,652	369,570	156,040	821,262
Operating Income (Loss)	21,466	45,727	51,230	118,423
Other income (expenses)	36,741	45,926	19,391	102,058
Income before provision for income taxes	$58,207	$91,653	$70,621	$220,481

Variance

	Chemical	Electronics	Engineering	Total
Revenue	$(5,521)	$98,534	$88,047	$181,060
Cost of Sales	(150,333)	(89,009)	12,011	(227,331)
Gross Profit	144,812	187,543	76,036	408,391
Gross Profit Percentage	21%	11%	-19%	10%

Operating Expenses	(72,009)	(33,963)	30,494	(75,478)
Operating Income (Loss)	216,821	221,506	45,542	483,869
Other income (expenses)	34,608	43,690	18,680	96,978
Income (loss) before benefit from income taxes	$251,429	$265,196	$64,222	$580,847

Revenues for the three months ended September 30, 2024 increased by $85,904. The increase is a result of increased sales of $119,547 in the Engineering, an increase of $12,826 in Chemical segment offset by decrease of $46,469 in the Medical segment..

Revenues for the six months ended September 30, 2024 increased by $181,060. The increase is a result of increased sales of $88,047 in the Engineering, an increase of $98,534 in Electronics segment offset by decrease of $5,521 in the Chemical segment..

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

Gross profit for the three and six months ended September 30, 2024 increased by $212,630 and $408,391, respectively. The increase in gross profit resulted primarily from a net sales increase caused by an increase in sales prices of approximately 10% along with a decrease in cost of sales for the three and six months ended September 30, 2024 of $126,726 and $277,331, respectively.

Gross profit for the three and six months ended September 30, 2023 decreased by $351,881 and $409,798, respectively. The decrease in gross profit resulted primarily from decreased sales in all segments, Chemical, Electronics and Engineering.

We are highly dependent upon certain customers. During the three and six months ended September 30, 2024, two customers accounted for 50% and 45% of our net revenue, respectively. Net revenues from foreign customers for the three and six months ended September 30, 2024 was $95,900 or 11% and $214,181 or 13%, respectively.

Net revenues from foreign customers for the three and six months ended September 30, 2023 were $79,106 or 10% of net sales and $198,141 or 13% of net sales, respectively.

Income / (loss) from operations for the three and six months ended September 30, 2024 was $(52,187) and $220,481, respectively, compared to loss from operations for the three and six months ended September 30, 2023 was $(228,105) and $(360,366), respectively.

Other income increased / (decreased) $(455) and $96,978 for the three and six months ended September 30, 202, respectively.. The increase is mainly attributable to an increase in interest income and an increase in unrealized investment gain.

The foregoing resulted in net profit / (loss) before provision for taxes for the three and six months ended September 30, 2024 of $(52,256) and $220,412, respectively and $(228,105) and $(360,366) before provision for taxes for the three and six months ended September 30, 2023. Net income per share for the three and six months ended September 30, 2024 is $(0.00) and $0.00 compared to $(0.00) and $(0.01) for the three and six months ended September 30, 2023, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2024, we had cash and cash equivalents of $427,777 as compared to $537,041 at March 31, 2024. The $109,264 decrease was primarily the result of cash used in operations during the six-month period in the amount of $437,911, cash provided by investing of $333,500 and cash used in financing activities of $9,853. Our cash will continue to be used for increased marketing costs, and increased production labor costs all in an attempt to increase our revenue, as well as increased expenditures for our internal R&D.  We expect to have enough cash to fund operations for the next twelve months.

Below is a summary of our cash flow for the nine-month ending periods indicated:

	September 30, 2024	September 30, 2023
Net cash provided by (used in) operating activities	$(437,911)	$(455,621)
Net cash provided by (used in) investing activities	338,500	-
Cash flows provided (used) in financing activities:	(9,853)	168,214
Net increase (decrease) in cash and cash equivalents	$(109,264)	$(287,407)
Cash and cash equivalents - beginning of period	$537,041	$1,003,730
Cash and cash equivalents - end of period	$427,777	$716,323

Future Sources of Liquidity:

We expect that growth with profitable customers and continued focus on new customers will enable us to generate cash flows from operating activities during fiscal 2025.

Based on current expectations, we believe that our existing cash and cash equivalents of $427,777 as of September 30, 2024, and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash used by operating activities was $(437,911) for the six months ended September 30, 2024, as compared to net cash used by operating activities of $(455,621) for the six months ended September 30, 2023. The cash used during the six months ended September 30, 2024 was primarily due to a net income of $219,412, a decrease in net operating assets of $565,838, coupled by a decrease in net operating liabilities of $87,307, write-off of inventories of $49,214, amortization of $3,856, and stock based compensation of $2,064, and non-cash interest expense of $9,576.

INVESTING ACTIVITIES

Investing activities consist of various equity investments that resulted in net cash provided by investing activities of $338,500 for the six months ended September 30, 2024

FINANCING ACTIVITIES

For the six months ended September 30, 2024, net cash used by financing activities was $9,853 due to net borrowing and payments in the line of credit of $(7,163) coupled repayments on the PPP loan of $(2,690).

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

Cash and cash equivalents – For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at inception. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held at these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At September 30, 2024, approximately $287,000 exceeded the FDIC limit.

Our sales are materially dependent on a small group of customers, as noted in Note 6 of our condensed consolidated financial statements. We monitor our credit risk associated with our receivables on a routine basis. We also maintain credit controls for evaluating and granting customer credit.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Ru1e 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly and year to date period ended September 30, 2024, there were no changes in the Company's internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

The determination that our disclosure controls and procedures were not effective as of September 30, 2024, is a result of:

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

The Company believes that the financial statements present fairly, in all material respects, the Company’s condensed consolidated balance sheets as of September 30, 2024, and March 31, 2024 and the related condensed consolidated statements of operations, and cash flows for the three and six months ended September 30, 2024 and 2023, in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

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
November 14, 2024