Form 10-Q
period 2024-12-31
ADM TRONICS UNLIMITED, INC.
filed 2025-02-14
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

The Company has 67,588,492 shares outstanding as of February 14, 2025.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2024	2024

ASSETS

Current assets:
Cash and cash equivalents	$430,700	$537,041
Accounts receivable, net of credit losses of $975,597 and $814,788 at December 31, 2024 and March 31, 2024, respectively	374,153	344,526
Inventories	445,110	313,409
Prepaid expenses and other current assets	6,393	19,223

Total current assets	1,256,356	1,214,199

Other Assets:
Long-term inventory	240,603	226,722
Operating lease right-of-use asset	335,190	399,521
Loan receivable, net of allowance for doubtful accounts of $240,965 at December 31, 2024 and March 31, 2024, respectively.	89,125	89,125
Investments	195,000	-
Intangible assets, net of accumulated amortization of $33,121 and $27,936 at December 31, 2024 and March 31, 2024, respectively	17,188	22,373
Other assets	14,917	186,788
Total other assets	892,023	924,529

Total assets	$2,148,379	$2,138,728

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$273,949	$266,082
Bank overdraft	16,801	112,391
Accrued expenses and other current liabilities	56,606	61,268
PPP loan	2,241	6,276
Line of credit	380,208	389,530
Operating lease liability	92,215	87,727
Customer deposits	220,025	200,661
Total current liabilities	1,042,045	1,123,935

Long-term liabilities
Due to employee	79,449	-
Operating lease liability less current portion	251,711	322,402
Total long-term liabilities	331,160	322,402

Total liabilities	1,373,205	1,446,337

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 shares authorized, 67,588,492 shares issued and outstanding	33,794	33,794
Additional paid-in capital	33,606,740	33,603,644
Accumulated deficit	(32,865,360)	(32,945,047)
Total stockholders' equity	775,174	692,391

Total liabilities and stockholders' equity	$2,148,379	$2,138,728

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023

(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2024	2023	2024	2023

Net revenues	$749,510	$696,496	$2,447,391	$2,213,317

Cost of sales	481,331	375,075	1,239,527	1,360,602

Gross Profit	268,179	321,421	1,207,864	852,715

Operating expenses:
Research and development	161,005	177,502	400,583	439,832
Selling, general and administrative	196,443	249,306	778,127	883,716

Total operating expenses	357,448	426,808	1,178,710	1,323,548

Income (loss) from operations	(89,269)	(105,387)	29,154	(470,833)

Other income (expense):
Interest income	2,923	5,663	10,659	20,256
Interest and finance expenses	(8,331)	(5,291)	(25,509)	(14,804)
Gain/(loss) from investment	(142,500)	-	(31,000)	-
Total other income (expense)	(147,908)	372	(45,850)	5,452

Income (loss) before provision for income taxes	(237,177)	(105,015)	(16,696)	(465,381)

Provision for (benefit) income taxes:
Current	500	-	1,500	-
Deferred	-	-	-	-
Total provision (benefit) for income taxes	500	-	1,000	-

Net income (loss)	$(237,677)	$(105,015)	$(18,196)	$(465,381)

Basic and diluted per common share:	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average shares of common stock outstanding - basic and diluted	67,588,492	67,588,492	67,588,492	67,588,492

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2024 AND 2023

(Unaudited)

	Common Stock	Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at April 1, 2023	67,588,492	$33,794	$33,599,516	$(32,067,825)	$1,565,485

Stock based compensation			1,032		1,032

Net income (loss)				(132,261)	(132,261)

Balance at June 30, 2023	67,588,492	$33,794	$33,600,548	$(32,200,086)	$1,434,256

Stock based compensation			1,032		1,032

Net income (loss)				(228,105)	(228,105)

Balance at September 30, 2023	67,588,492	$33,794	$33,601,580	$(32,428,191)	$1,207,183

Stock based compensation			1,032		1,032

Net income (loss)				(105,015)	(105,015)

Balance at December 31, 2023	67,588,492	$33,794	$33,602,612	$(32,533,206)	$1,103,200

Balance at April 1, 2024	67,588,492	$33,794	$33,603,644	$(32,945,047)	$692,391

Stock based compensation			1,032		1,032

Prior period adjustment				54,750	54,750

Net income (loss)				272,168	272,168

Balance at June 30, 2024	67,588,492	$33,794	$33,604,676	$(32,618,129)	$1,020,341

Stock based compensation			1,032		1,032

Prior period adjustment				43,133	43,133

Net income (loss)				(52,687)	(52,687)

Balance at September 30, 2024	67,588,492	$33,794	$33,605,708	$(32,627,683)	$1,011,819

Stock based compensation			1,032		1,032

Prior period adjustment					-

Net income (loss)				(237,677)	(237,677)

Balance at December 31, 2024	67,588,492	$33,794	$33,606,740	$(32,865,360)	$775,174

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023

(Unaudited)

	2024	2023
Cash flows from operating activities:
Net loss	$(18,196)	$(465,381)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	5,185	3,370
Write-off of inventories	49,214	33,945
Credit recoveries	-	(305,090)
Unrealized gain in investment	31,000	-
Loan impairment	-	209,809
Non-cash interest expense	-	17,168
Amortization of right-to-use asset	64,331	61,114
Stock based compensation	3,096	3,096
Changes in operating assets and liabilities balances:
Accounts receivable	(29,627)	102,091
Due from affiliate	-	-
Inventories	(194,796)	8,844
Prepaid expenses and other current assets	12,830	33,169
Investments	(337,500)
Accounts payable	50,620	(29,142)
Bank overdraft	(95,590)	10,278
Customer deposits	19,364	(124,375)
Accrued expenses and other current liabilities	(4,660)	24,873
Payments of operating lease liability	(66,204)	(78,906)
Net cash provided by (used in) operating activities	(510,933)	(495,137)

Cash flows from investing activities:
Purchase of software	-	(14,515)
Investments	338,500	-
Net cash provided by (used in) investing activities	338,500	(14,515)

Cash flows provided (used) in financing activities:
Due to shareholder	-	(13,626)
Proceeds from line of credit	47,403	233,328
Repayments of line of credit	(56,725)	(47,760)
Borrowing from (repayments to) stockholder	-	-
Due to employee	79,449	-
Proceeds (payments) from/to PPP loan	(4,035)	(4,035)

Net cash provided by (used in) financing activities	66,092	167,907

Net increase (decrease) in cash and cash equivalents	(106,341)	(341,745)

Cash and cash equivalents - beginning of period	537,041	1,003,730

Cash and cash equivalents - end of period	$430,700	$661,985

Cash paid for:
Interest	$25,509	$20,256
Taxes	$1,000	$-
Non-cash activities:

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2024 AND 2023

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

CASH AND CASH EQUIVALENTS

Cash equivalents are comprised of highly liquid investments with original maturities of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses to date as a result of this policy. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At December 31, 2024 and March 31, 2024, approximately $181,000 and $287,000, respectively, exceeded the FDIC limit.

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

Amounts received from customers in advance of our satisfaction of applicable performance obligations are recorded as customer deposits. Such amounts are recognized as revenues when the related performance obligations are satisfied. Customer deposits of approximately $21,000 and $97,000 and  as of March 31, 2024 were recognized as revenues during the three and nine months ended December 31, 2024.

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

PROPERTY AND EQUIPMENT

We record our property and equipment at historical cost. We expense maintenance and repairs as incurred. Depreciation is provided for by the straight-line method over five to seven years, the estimated useful lives of the property and equipment. As of December 31, 2024 and March 31, 2024, all fixed assets were fully depreciated.

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to$3,680 and $8,114 and $5,908 and $17,041 for the three and nine months ended December 31, 2024 and December 31, 2023, respectively.

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

There were 200,000 anti-dilutive instruments in force during the periods ended December 31, 2024 and 2023, respectively.

Per share basic and diluted (loss) amounted to $(0.00) and $(0.00) and $0.00 and $(0.01) for the three months and nine months ended December 31, 2024 and 2023, respectively.

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

NOTE 3 - INVENTORIES

Inventories at December 31, 2024 consisted of the following:

	Current	Long Term	Total
Raw materials	$391,593	$229,310	$620,903
Finished goods	53,517	11,293	64,810
Totals	$445,110	$240,603	$685,713

Inventories at March 31, 2024 consisted of the following:

	Current	Long Term	Total
Raw materials	$238,227	$216,185	$454,412
Finished goods	75,182	10,537	85,719
Totals	$313,409	$226,722	$540,131

NOTE 4 - INTANGIBLE ASSETS

	December 31, 2024						March 31, 2024
	Cost	Weighted Average Amortization Period (Years)			Accumulated Amortization	Net Carrying Amount	Cost	Weighted Average Amortization Period (Years)			Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$35,794	10	-	15	$(27,071)	$8,723	$35,794	10	-	15	$(25,516)	$10,278
Software	$14,515		3		$(6,050)	$8,465	$14,515		3		$(2,420)	$12,095

	$50,309				$(33,121)	$17,188	$50,309				$(27,936)	$22,373

Estimated aggregate future amortization expense related to intangible assets is as follows:

For the fiscal years ended March 31,
2025	$1,779
2026	6,933
2027	4,225
2028	1,810
2029	1,613
thereafter	828
$17,188

NOTE 5 – CONCENTRATIONS

During the three and nine months ended December 31, 2024,  two customers accounted for 54% and 48% of our net revenue, respectively.

During the three and nine months ended December 31, 2023,  two customers accounted for 53% and 44% of our net revenue, respectively.

As of December 31, 2024, three customers represented 88% of our gross accounts receivable. As of March 31, 2024, four customers accounted for 89% of our gross accounts receivable.

As of December 31, 2024, one vendor accounted for over 19% of our accounts payable balance.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Net revenues from foreign customers for the three and nine months ended December 31, 2024 were $68,802 or 9% and $282,984 or 12%, respectively.

Net revenues from foreign customers for the three and nine months ended December 31, 2023 were $40,029 or 6% and $238,170 or 11%, respectively.

NOTE 6 - DISAGGREGATED REVENUES AND SEGMENT INFORMATION

The following tables show the Company's revenues disaggregated by reportable segment and by product and service type:

	Three months Ended December 31,
	2024	2023
Net Revenue in the US
Chemical	$213,449	$175,402
Electronics	351,532	423,593
Engineering	115,727	57,472
	680,708	656,467

Net Revenue outside the US
Chemical	68,802	40,029
Electronics	-	-
Engineering	-	-
	68,802	40,029

Total Revenues	$749,510	$696,496

	Nine Months Ended December 31,
	2024	2023
Net Revenue in the US
Chemical	$614,661	$598,176
Electronics	1,109,107	1,082,634
Engineering	440,639	294,337
	2,164,407	1,975,147

Net Revenue outside the US
Chemical	282,984	238,170
Electronics	-	-
Engineering	-	-
	282,984	238,170

Total Revenues	$2,447,391	$2,213,317

NOTE 7 – DUE FROM AFFILIATE

The Company provided $330,090 in engineering services to Qol during the year March 31, 2018. This amount is shown net of a $240,965 allowance for credit losses on the consolidated balance sheets as of December 31, 2024 and March 31, 2024, respectively.

NOTE 8 – LEASES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2028. The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of December 31, 2024:

	For the fiscal year ended:		Amount

FY 2025	March 31, 2025		$26,718
FY 2026	March 31, 2026		106,872
FY 2027	March 31, 2027		106,872
FY 2028	March 31, 2028		106,872
FY 2029	March 31, 2029	ends June 30, 2029	26,718
			374,052
	Less: Amount attributable to imputed interest		(30,126)
			$343,926

	Weighted average remaining lease term (in years)		2.2
	Weighted average discount rate		5%

Rent and real estate tax expense for all facilities for the three and nine months ended December 31, 2024 was approximately $37,000 and $107,000, respectively.

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

The unforgiven portion of the first PPP loan is $19,725, which was converted to a term loan payable in equal installments of principal plus interest at 1% with a maturity date of May 15, 2025. No collateral or personal guarantees is required for the loan. At December 31, 2024, the outstanding balance is $2,241.

NOTE 10 – LINE OF CREDIT

On June 15, 2018, the Company obtained an unsecured revolving line of credit, with a limit of $400,000. The line expires May 15, 2025, renewing automatically every year. The Company is required to make monthly interest payments, at a rate of 8.87% as of December 31, 2024. Any unpaid principal will be due upon maturity. At December 31, 2024 and March 31, 2024, the outstanding balance was $380,208 and $389,530, respectively.

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

Product Liability

As of December 31, 2024 and March 31, 2024, there were no claims against us for product liability.

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

Following is a description of the valuation methodologies used for assets at fair value. There have been no changes in the methodologies used at December 31, 2024.

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

The following table sets forth by level, within the fair value hierarchy, the Partnership's assets at fair value as of September 30,2024:

Assets at Fair Value as of December 31, 2024:

	Level 1	Level 2	Level 3	Total
Investment	$120,000	$-	$-	$120,000
TOTAL ASSETS AT FAIR VALUE	$120,000	$-	$-	$120,000

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2024 AS COMPARED TO DECEMBER 31, 2023.

For the three months ended December 31, 2024
	Chemical	Electronics	Engineering	Total
Revenue	$282,251	$351,532	$115,727	$749,510
Cost of Sales	221,342	219,227	40,762	481,331
Gross Profit	60,909	132,305	74,965	268,179
Gross Profit Percentage	22%	38%	65%	36%

Operating Expenses	140,470	160,848	56,130	357,448
Operating Income (Loss)	(79,561)	(28,543)	18,835	(89,269)
Other income (expenses)	(53,706)	(66,558)	(27,644)	(147,908)
Income (loss) before benefit from income taxes	$(133,267)	$(95,101)	$(8,809)	$(237,177)

For the three months ended December 31, 2023
	Chemical	Electronics	Engineering	Total
Revenue	$215,431	$423,593	$57,472	$696,496
Cost of Sales	148,519	215,508	11,048	375,075
Gross Profit	66,912	208,085	46,424	321,421
Gross Profit Percentage	31%	49%	81%	46%

Operating Expenses	135,290	245,006	46,512	426,808
Operating Income (Loss)	(68,378)	(36,921)	(88)	(105,387)
Other income (expenses)	(61)	436	(3)	372
Income (loss) before benefit from income taxes	$(68,439)	$(36,485)	$(91)	$(105,015)

Variance
	Chemical	Electronics	Engineering	Total
Revenue	$66,820	$(72,061)	$58,255	$53,014
Cost of Sales	72,823	3,719	29,714	106,256
Gross Profit	(6,003)	(75,780)	28,541	(53,242)
Gross Profit Percentage	-9%	-11%	-16%	-10%

Operating Expenses	5,180	(84,158)	9,618	(69,360)
Operating Income (Loss)	(11,183)	8,378	18,923	16,118
Other income (expenses)	(53,645)	(66,994)	(27,641)	(148,280)
Income (loss) before benefit from income taxes	$(64,828)	$(58,616)	$(8,718)	$(132,162)

For the nine months ended December 31, 2024
	Chemical	Electronics	Engineering	Total
Revenue	$897,645	$1,109,107	$440,639	$2,447,391
Cost of Sales	519,618	561,505	158,404	1,239,527
Gross Profit	378,027	547,602	282,235	1,207,864
Gross Profit Percentage	42%	49%	64%	49%

Operating Expenses	436,122	530,418	212,170	1,178,710
Operating Income (Loss)	(58,095)	17,184	70,065	29,154
Other income (expenses)	(16,965)	(20,632)	(8,253)	(45,850)
Income before provision for income taxes	$(75,060)	$(3,448)	$61,812	$(16,696)

For the nine months ended December 31, 2023
	Chemical	Electronics	Engineering	Total
Revenue	$836,346	$1,082,634	$294,337	$2,213,317
Cost of Sales	597,128	646,795	116,679	1,360,602
Gross Profit	239,218	435,839	177,658	852,715
Gross Profit Percentage	29%	40%	60%	39%

Operating Expenses	502,951	648,539	172,058	1,323,548
Operating Income (Loss)	(263,733)	(212,700)	5,600	(470,833)
Other income (expenses)	2,072	2,672	708	5,452
Income before provision for income taxes	$(261,661)	$(210,028)	$6,308	$(465,381)

Variance
	Chemical	Electronics	Engineering	Total
Revenue	$61,299	$26,473	$146,302	$234,074
Cost of Sales	(77,510)	(85,290)	41,725	(121,075)
Gross Profit	138,809	111,763	104,577	355,149
Gross Profit Percentage	14%	9%	4%	11%

Operating Expenses	(66,829)	(118,121)	40,112	(144,838)
Operating Income (Loss)	205,638	229,884	64,465	499,987
Other income (expenses)	(19,037)	(23,304)	(8,961)	(51,302)
Income (loss) before benefit from income taxes	$186,601	$206,580	$55,504	$448,685

Revenues for the three months ended December 31, 2024, increased by $53,014 compared to the same period in 2023. The increase was driven by a $66,820 rise in the Chemical segment and a $58,255 increase in the Engineering segment, partially offset by a $72,061 decline in the Electronics segment.

Revenues for the nine months ended December 31, 2024, increased by $234,074. This growth resulted from an increase of $61,299 in the Chemical segment, $26,473 in the Electronics segment, and $146,302 in the Engineering segment.

Gross profit for the three months ended December 31, 2024, decreased by $53,542. This decrease was primarily due to a $6,003 decline in the Chemical segment and a $75,780 decline in the Electronics segment, offset by a $28,541 increase in the Engineering segment.

Gross profit for the nine months ended December 31, 2024, increased by $355,149, primarily driven by a $138,809 improvement in the Chemical segment, $111,763 in the Electronics segment, and $104,577 in the Engineering segment. The increase in gross profit was due to higher sales volumes and improved gross margins across all segments.

Operating expenses for the three months ended December 31, 2024, decreased by $69,3604, reflecting an increase of $5,180 in the Chemical segment and $9,618 in the Engineering segment, offset by a $84,158 reduction in the Electronics segment.

Operating income (loss) for the three months ended December 31, 2024, improved by $16,118 compared to the prior year. This improvement was primarily due to an $18,923 increase in the Engineering segment and a $8,378 improvement in the Electronics segment, partially offset by a $11,183 decline in the Chemical segment.

For the nine months ended December 31, 2024, operating income improved by $499,987, driven by increases of $205,638 in the Chemical segment, $229,884 in the Electronics segment, and $64,465 in the Engineering segment.

Other income (expenses) for the three months ended December 31, 2024, decreased by $148,280, primarily due to a $53,645 decline in the Chemical segment, a $66,994 decrease in the Electronics segment, and a $27,641 decrease in the Engineering segment.

Income (loss) before benefit from income taxes for the three months ended December 31, 2024, declined by $132,162, reflecting a $8,718 decline in the Engineering segment a $58,616 decline in the Electronics segment, and a $64,828 decline in the Chemical segment.

For the nine months ended December 31, 2024, income before provision for income taxes increased by $448,685, reflecting a $186,601 improvement in the Chemical segment, $206,580 in the Electronics segment, and $55,504 in the Engineering segment.

We are highly dependent upon certain customers. During the three and nine months ended December 31, 2024, two customers accounted for 50% and 45% of our net revenue, respectively. Net revenues from foreign customers for the three and nine months ended December 31, 2024 was $95,900 or 11% and $214,181 or 13%, respectively.

Net revenues from foreign customers for the three and nine months ended December 31, 2024 were $68,802 or 9% and $282,984 or 12%, respectively.

Net revenues from foreign customers for the three and nine months ended December 31, 2023 were $40,029 or 6% and $238,170 or 11%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2024, we had cash and cash equivalents of $430700 as compared to $537,041 at March 31, 2024. The $106,341 decrease was primarily the result of cash used in operations during the nine-month period in the amount of $478,613, cash provided by investing of $387,500 and cash provided in financing activities of $5,287. Our cash will continue to be used for increased marketing costs, and increased production labor costs all in an attempt to increase our revenue, as well as increased expenditures for our internal R&D.  We expect to have enough cash to fund operations for the next twelve months.

Below is a summary of our cash flow for the nine-month ending periods indicated:

	December 31, 2024	December 31, 2024
Net cash provided by (used in) operating activities	$(510,933)	$(495,137)
Net cash provided by (used in) investing activities	338,500	(14,515)
Cash flows provided (used) in financing activities:	66,092	167,907
Net increase (decrease) in cash and cash equivalents	$(106,341)	$(341,745)
Cash and cash equivalents - beginning of period	$537,041	$1,003,730
Cash and cash equivalents - end of period	$430,700	$661,985

Future Sources of Liquidity:

We expect that growth with profitable customers and continued focus on new customers will enable us to generate cash flows from operating activities during fiscal 2025.

Based on current expectations, we believe that our existing cash and cash equivalents of $430,700 as of December 31, 2024, and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash used by operating activities was $(510,933) for the nine months ended December 31, 2024, as compared to net cash used by operating activities of $(495,137) for the nine months ended December 31, 2023. The cash used during the nine months ended December 31, 2024 was primarily due to a net loss of $18,196, a decrease in net operating assets of $549,093, coupled by a decrease in net operating liabilities of $96,470, write-off of inventories of $49,214, amortization of $3,856, and stock based compensation of $3,096.

INVESTING ACTIVITIES

Investing activities consist of various equity investments that resulted in net cash provided by investing activities of $338,500 for the nine months ended December 31, 2024

FINANCING ACTIVITIES

For the nine months ended December 31, 2024, net cash provided by financing activities was $66,092 due to net borrowing and payments in the line of credit of $(9,322) coupled repayments on the PPP loan of $(4,035) and amount due to an employee of $79,449

OFF BALANCE SHEET ARRANGEMENTS

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

Cash and cash equivalents – For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at inception. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held at these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At December 31, 2024, approximately $181,000 exceeded the FDIC limit.

Our sales are materially dependent on a small group of customers, as noted in Note 6 of our condensed consolidated financial statements. We monitor our credit risk associated with our receivables on a routine basis. We also maintain credit controls for evaluating and granting customer credit.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Ru1e 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly and year to date period ended December 31, 2024, there were no changes in the Company's internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

The determination that our disclosure controls and procedures were not effective as of December 31, 2024, is a result of:

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

The Company believes that the financial statements present fairly, in all material respects, the Company’s condensed consolidated balance sheets as of December 31, 2024, and March 31, 2024 and the related condensed consolidated statements of operations, and cash flows for the three and nine months ended December 31, 2024 and 2023, in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

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
February 14, 2025