Form 10-K
period 2025-03-31
ADM TRONICS UNLIMITED, INC.
filed 2025-07-14
CIK 849401

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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

Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter was $4,731,194.

The number of shares of the Common Stock outstanding as of July 14, 2025 was 67,588,492.

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

CONTRACT MANUFACTURING

The Company derives revenues from contract manufacturing of electronic medical and other devices from non-affiliated customers. As of March 31, 2025, we had approximately $956,000 of back-log for electronic product orders.

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

None of our chemical products are protected by patents, although the names of some of such products have been protected by trademarks. We do not believe that any such trademarks are material to our business. As of March 31, 2025, the dollar amount of backlog orders for our chemical products believed by us to be firm was not material.

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

CUSTOMERS

During the year ended March 31, 2025 and 2024, two customers accounted for 48% and 44%, respectively, of our net revenue. As of March 31, 2025 and 2024, two customers accounted for 55% and 54% respectively of our accounts receivable. The loss of these major customers could have a material impact on our operations and cash flow.

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

RESEARCH AND DEVELOPMENT

During our fiscal years ended March 31, 2025 and 2024, research and development expenses with respect to company-sponsored research and development activities were $517,275 and $576,903 respectively. During such fiscal years, we did not expend any funds on customer-sponsored research and development activities with respect thereto, other than contracted research and development from engineering services customers.

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

RISKS RELATED TO OUR COMPANY

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced losses from operations and negative cash flows from operating activities, management has initiated several strategic plans to improve the Company's financial position. As of March 31, 2025, the Company had an accumulated deficit of $32,970,220. Management's plans to address these conditions include leveraging existing resources and focusing on revenue growth and orders in the pipeline, which are expected to push the Company to profitability within the next fiscal year.

There is substantial doubt that the funding plans will be successful and therefore the conditions discussed above have not been alleviated. As a result, there is substantial doubt about the Company’s ability to continue as a going concern for one year from July 14, 2025, the date the Consolidated Financial Statements were available to be issued.

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

We are highly dependent upon certain customers to generate our revenues. For fiscal years ended March 31, 2025 and March 31, 2024 two customers accounted for 48% and 44% respectively, of our net revenue. All customer purchases are made through purchase orders and we do not have any long-term contracts with customers. The complete loss of, or significant reduction in business from, or a material adverse change in the financial condition of, any of such customers will cause a material and adverse change in our revenues and operating results.

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

ITEM 2. PROPERTIES

We are headquartered at 224 Pegasus Avenue, Northvale, New Jersey. We lease approximately 16,000 square feet of combined office, manufacturing and warehouse space from an unaffiliated third party with a monthly rent of $8,906 subject to certain increases. The lease expires in June 2028. The Company and its subsidiary utilize portions of the leased space.

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

Quarter Ended	High Bid	Low Bid

Fiscal 2025
31-Mar-25	$0.07	$0.07
31-Dec-24	$0.09	$0.07
30-Sep-24	$0.08	$0.08
30-Jun-24	$0.08	$0.08

Fiscal 2024
31-Mar-24	$0.11	$0.09
31-Dec-23	$0.10	$0.10
30-Sep-23	$0.11	$0.11
30-Jun-23	$0.13	$0.12

HOLDERS OF RECORD

As of March 31, 2025, 67,588,492 shares of the Company's common stock were issued and outstanding. On March 31, 2025, there were 1,318 shareholders of record.

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

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser. We offer a limited 90-day warranty on our electronics products and contract manufacturing and a limited 5-year warranty on our electronic controllers for spas and hot tubs. Historically, the amount of warranty revenue included in sales of our electronic products have been de minimis. We have no other post shipment obligations. Based on prior experience, no amounts have been accrued for potential warranty costs and actual costs were less than $2,000, for each of the fiscal years ended March 31, 2025 and 2024. For contract manufacturing, revenues are recognized after shipment of the completed products.

Amounts received from customers in advance of our satisfaction of applicable performance obligations are recorded as customer deposits. Such amounts are recognized as revenues when the related performance obligations are satisfied. Customer deposits of approximately $137,000 as of March 31, 2024 were recognized as revenues during the year ended March 31, 2025.

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

NEW ACCOUNTING STANDARDS

In June 2016, the FASB issued ASU 2016‑13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This guidance affects entities holding financial assets and net investments in leases that are not measured at fair value through net income. The standard replaces the incurred loss model with the current expected credit loss (“CECL”) model, which requires organizations to measure all expected credit losses for financial instruments over their contractual life at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The Company adopted this standard effective April 1, 2024. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023‑08, “Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350‑60): Accounting for and Disclosure of Crypto Assets.” This guidance requires entities to measure certain crypto assets at fair value with changes in fair value recognized in net income and to present crypto assets separately on the balance sheet and in the income statement. The Company adopted this guidance effective April 1, 2024. The adoption did not have a material impact on the Company’s consolidated financial statements, as the Company does not hold any material crypto asset balances.

In December 2023, the FASB issued ASU 2023‑09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance enhances the transparency of income tax disclosures by requiring disaggregated information about a reporting entity’s effective tax rate reconciliation and the jurisdictions in which income taxes are paid. The Company adopted this guidance effective April 1, 2024. The Company has applied the provisions of this ASU prospectively, and the adoption has resulted in expanded disclosures in Note 11 to the consolidated financial statements.

In March 2024, the FASB issued ASU 2024‑01, “Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards.” This standard clarifies how an entity determines whether a profits interest or similar award is subject to the guidance in Topic 718. The Company adopted this guidance effective April 1, 2024. The adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2023, the FASB issued ASU 2023‑05, “Business Combinations—Joint Venture Formations (Subtopic 805‑60): Recognition and Initial Measurement.” This standard requires that a joint venture, upon formation, recognize and initially measure its net assets at fair value. The guidance is effective for joint venture formations with formation dates on or after January 1, 2025. The Company has not formed any qualifying joint ventures during the reporting period. The guidance will be applied prospectively to any future joint venture formations.

In March 2025, the FASB issued ASU 2025‑02, “Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 122 (SAB 122).” This update removes references to previously issued SEC staff guidance regarding the safeguarding of crypto assets. The Company adopted this amendment in the period ended March 31, 2025. The adoption did not have a material impact on the Company’s consolidated financial statements.

The Company is currently evaluating the impact of other recently issued accounting pronouncements that are not yet effective but does not expect them to have a material impact on its consolidated financial statements upon adoption.

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

RESULTS OF OPERATIONS

REVENUES

Revenues increased $231,704 or 8% from the prior year, which resulted from increases of $13,544 in the electronic segment, $232,469 in the engineering segment offset by a decrease of $14,309 in the chemical segment.

OPERATING INCOME (LOSS)

Loss from operations for the year ended March 31, 2025 was $123,056. Loss from operations for the year ended March 31, 2024 was $877,222. This was a result of an increase in gross profit due to increased sales coupled with a decrease of operating expenses year over year, mainly due to a decrease in selling, general and administrative costs of $391,134 and research and development of $59,628.

NET LOSS PER SHARE

Net loss for the fiscal years ended March 31, 2025 and 2024 was $121,556 and $877,222 or ($0.00) and ($0.01) per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2025, we had cash and cash equivalents of $382,969 as compared to $537,041 at March 31, 2024. The decrease of $154,072 was primarily the result of cash provided in operations in the amount of $9,978 and financing activities of $61,700, offset by cash used in investing activities of $225,750. We expect to have enough cash to fund operations for the next twelve months.

Future Sources of Liquidity:

We expect our primary source of cash during fiscal 2025 to be net cash provided by operating activities. We expect that growth in profitable revenues and continued focus on new customers will enable us to generate cash flows from operating activities.

If we do not generate sufficient cash from operations, face unanticipated cash needs or do not otherwise have sufficient cash, we have the ability to reduce certain expenses depending on the level of business operation.

Based on current expectations, we believe that our existing cash of $382,969 as of March 31, 2025 and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Although we expect available funds and funds generated from our operations to be sufficient to meet our anticipated needs for a minimum of 12 months, we may need to obtain additional capital to continue to operate and grow our business. Our cash requirements may vary materially from those currently anticipated due to changes in our operations, including our marketing and sales activities, product development, and the timing of our receipt of revenues. As of March 31, 2025, we have approximately $23,000 available for use through our line of credit. Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing on terms satisfactory to us or at all. Additionally, we will continue to reduce certain of our expenses in order to assist in meeting our capital needs.

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

The unforgiven portion of the first PPP loan is $19,725, which was converted to a term loan payable in equal installments of principal plus interest at 1% with a maturity date of  May 15, 2025.  No collateral or personal guarantees are required for the loan. At March 31, 2025, the outstanding balance is $896.

OPERATING ACTIVITIES

Net cash provided by operating activities was $9,978 for the fiscal year ended March 31, 2025. Cash provided during the year ended March 31, 2025 was primarily due to net loss of $123,656 coupled with a reduction in net operating liabilities of $69,516, write-off of inventories of $108,744, $22,214 increase in other assets, depreciation and amortization of $7,306.

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

INVESTING ACTIVITIES

For the fiscal years ended March 31, 2025 and 2024, net cash used in investing activities was $225,750 and $14,515, respectively.

FINANCING ACTIVITIES

For the fiscal year ended March 31, 2025, net cash provided by financing activities was $61,700, due to advances on the line of credit of $62,183, off-set by payments toward the line of credit of $74,552, payments on PPP loan of $5,380, and an increase in due to stockholder of $79,449.

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

MARCH 31, 2025 AND 2024

I N D E X

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ADM Tronics Unlimited, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of ADM Tronics Unlimited, Inc. (the Company) as of the year ended March 31, 2025, and the consolidated statements of operations, stockholders’ equity, and cash flows for the year ended March 31, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025, and the results of its operations and its cash flows for the year ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America except for the effects of the matter described in the following section of our report.

As disclosed in Note 12 to the consolidated condensed financial statements, accounting principles generally accepted in the United States of America require that investments be stated at fair value. The investments should be carried at fair value on its financial statements to conform with accounting principles generally accepted in the United States of America. Quantification of the effects of that departure from U.S. generally accepted accounting principles on the financial statements of ADM Tronics Unlimited, Inc. is not practical.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has experienced losses from operations and negative cash flows from operating activities, these factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Prior Period Financial Statements
The consolidated financial statements of ADM Tronics Unlimited, Inc. as of March 31, 2024 were audited by other auditors whose report dated July 15, 2024 expressed a qualified opinion of a substantial doubt about the Company’s ability to continue as a going concern on those statements.

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements, taken as a whole, and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

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

●

Evaluated whether the company’s methods for developing the estimated allowance were appropriate for their accounts receivable and whether the data underlying the estimate was appropriate and has been consistently applied, including retrospective review of the estimation methodology.

●

Identified significant assumptions underlying the estimates and evaluated the reasonableness of the assumptions underlying the allowance for credit losses by obtaining corroborating evidence which supported management’s estimate.

●

Reviewed the aged trial balance with subsequent collections, credit memos, and write-offs posted on it and discussed balances over 90 days that have not been subsequently collected and the reasonableness of write-offs and recoveries with management. Considered whether information produced by the company is accurate, complete, and sufficiently precise for its purpose.

●	Developed an independent expectation of the allowance for credit losses and compared it to the company’s estimate.
●	Considered whether credit memos or write-offs after the balance sheet date indicate that an account was doubtful as of the balance sheet date.
●	For significant delinquent balances, evaluated the debtor’s creditworthiness.
●	Concluded on expected loss rates based on historical collection, industry data and current industry analysis.

●

Tested subsequent collections through the report date.

Inventory – Valuation for old/obsolete items
As further elaborated on in note 2 of the financial statements, the Company values inventory at the lower of cost and net realizable value. At the balance sheet date, the Company evaluated inventory for purposes of determining whether to record a deduction in the value from each item as applicable due to factors such as age, obsolescence, or deterioration. If an item either spoils or becomes obsolete, the company will dispose of the chemicals or use the obsolete parts for other purposes if applicable. Due to this aspect of inventory, a high level of estimation and judgment is required.

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

●

We obtained an understanding and evaluated the design of the company’s process for determining whether allowances have been made for scrap, obsolete, unsalable, slow-moving, or overstocked items and determine the amount of any valuation allowances.

●

Evaluated whether the company’s methods for estimating the potential inventory reserve were appropriate for the nature and categories of inventory and whether the data underlying the estimate was appropriate and has been consistently applied, including retrospective review of the estimation methodology.

●

We obtained from management the master schedule of inventory values with adjustments from raw materials, work in process, and finished goods, and we tested the completeness and accuracy of the underlying data used in management’s inventory costing and valuation.

●

Inquired of production personnel concerning possible excess, defective, obsolete, and other inventory items that might have valuation risks, and assessed the qualifications and competence of those personnel.

●

We tested the pricing used to determine the average costs of raw materials and supplies, the net realizable value of finished goods and work in process, and management’s estimates of which materials may be obsolete.

●

Compared quantities in the current-year final inventory listing to the prior-year listing on a test basis to identify slow-moving or overstocked items, and tested inputs, including sales activity versus on-hand inventory levels, we reviewed current selling prices versus current cost.

●	Reviewed perpetual records, sales analyses, and other information to determine actual usage of the items during the year.

We have served as the Company’s auditor since 2025.

/s/ JVA Accountants & Advisors, LLC
Firm Id – 5288
Palm Beach Gardens, Florida 33418
July 14, 2025

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31,	March 31,
	2025	2024

ASSETS
Current assets:
Cash and cash equivalents	$382,969	$537,041
Accounts receivable, net of credit losses of $975,597 and $814,788 at March 31, 2025 and March 31, 2024, respectively	528,383	344,526
Inventories	336,270	313,409
Prepaid expenses and other current assets	1,800	19,223

Total current assets	1,249,422	1,214,199
Other Assets:
Long-term inventory	220,401	226,722
Operating lease right-of-use asset	313,189	399,521
Loan receivable, net of allowance for doubtful accounts of $240,965 at March 31, 2025 and March 31, 2024, respectively.	89,125	89,125
Investments	225,750	-
Intangible assets, net of accumulated amortization of $35,242 and $27,936 at March 31, 2025 and March 31, 2024, respectively	15,067	22,373
Other assets	14,917	186,788
Total other assets	878,449	924,529

Total assets	$2,127,871	$2,138,728
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$299,007	$266,082
Bank overdraft	147,503	112,391
Accrued expenses and other current liabilities	29,240	61,268
PPP loan	896	6,276
Line of credit	377,161	389,530
Operating lease liability	93,373	87,727
Customer deposits	201,968	200,661
Total current liabilities	1,149,148	1,123,935
Long-term liabilities
Due to employee	79,449	-
Operating lease liability less current portion	227,928	322,402
Total long-term liabilities	307,377	322,402

Total liabilities	1,456,525	1,446,337

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 shares authorized, 67,588,492 shares issued and outstanding	33,794	33,794
Additional paid-in capital	33,607,772	33,603,644
Accumulated deficit	(32,970,220)	(32,945,047)
Total stockholders' equity	671,346	692,391

Total liabilities and stockholders' equity	$2,127,871	$2,138,728

The accompanying notes are an integral part of these

consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2025 AND 2024

	2025	2024

Net revenues	$3,197,110	$2,965,406

Cost of sales	1,801,450	1,848,984

Gross Profit	1,395,660	1,116,422

Operating expenses:
Research and development	517,275	576,903
Selling, general and administrative	972,409	1,359,415

Total operating expenses	1,489,684	1,936,318

Loss from operations	(94,024)	(819,896)

Other income (expense):
Interest income	12,928	25,325
Interest and finance expenses	(40,210)	(27,901)
Loss from investment	(250)	(54,750)

Total other income (expense)	(27,532)	(57,326)

Loss before provision for taxes	(121,556)	(877,222)

Provision (benefit) for income taxes:
Current	1,500	-

Total benefit (provision) for income taxes	1,500	-

Net loss	$(123,056)	$(877,222)

Basic and diluted loss per common share:	$(0.00)	$(0.01)

Weighted average shares of common stock outstanding - basic and diluted	67,588,492	67,588,492

The accompanying notes are an integral part of these

consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED MARCH 31, 2025 AND 2024

Balance at March 31, 2023	67,588,492	$33,794	$33,599,516	$(32,067,825)	$1,565,485

Stock based compensation			4,128		4,128
					-
Net income (loss)				(877,222)	(877,222)
					-
Balance at March 31, 2024	67,588,492	$33,794	$33,603,644	$(32,945,047)	$692,391

Stock based compensation			4,128		4,128

Prior persiod adjustment				97,883	97,883

Net income (loss)				(123,056)	(123,056)

Balance at March 31, 2025	67,588,492	$33,794	$33,607,772	$(32,970,220)	$671,346

The accompanying notes are an integral part of these

consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2025 AND 2024

	2025	2024
Cash flows from operating activities:
Net income	$(123,056)	$(877,222)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	7,306	5,305
Write-off of inventories	108,744	33,945
Credit recoveries	-	70,917
Unrealized gain in investment	74,750	-
Credit recoveries	-	(9,035)
Loan impairment	-	209,809
Non-cash interest expense	18,044	22,362
Amortization of right-to-use asset	86,332	82,014
Stock based compensation	4,128	4,128
Warrant liability	-	54,750
Changes in operating assets and liabilities balances:
Accounts receivable	(183,857)	82,351
Accounts receivable-long term portion
Inventories	(125,284)	97,840
Prepaid expenses and other current assets	17,423	22,028
Other assets	171,871	(151,000)
Accounts payable	32,925	(56,558)
Bank overdraft	35,112	(22,446)
Customer deposits	1,307	(159,062)
Accrued expenses and other current liabilities	(8,895)	(14,391)
Payments of operating lease liability	(106,872)	(105,624)
Net cash provided by (used in) operating activities	9,978	(709,889)

Cash flows from investing activities:
Purchase of software	-	(14,515)
Investments	(225,750)	-
Net cash provided by (used in) investing activities	(225,750)	(14,515)

Cash flows provided (used) in financing activities:
Due to shareholder	-	(13,626)
Proceeds from line of credit	62,183	381,891
Repayments of line of credit	(74,552)	(105,170)
Due to employee	79,449	(5,380)
Proceeds (payments) from/to PPP loan	(5,380)

Net cash provided by (used in) financing activities	61,700	257,715

Net increase (decrease) in cash and cash equivalents	(154,072)	(466,689)

Cash and cash equivalents - beginning of period	537,041	1,003,730

Cash and cash equivalents - end of period	$382,969	$537,041

Cash paid for:
Interest	$40,210	$20,256
Taxes	$1,500	$-

The accompanying notes are an integral part of these

consolidated financial statements.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2025 AND 2024

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

CASH AND CASH EQUIVALENTS

Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses to date as a result of this policy. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000 per institution. At March 31, 2025, approximately $133,000 exceeded the FDIC limit.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The carrying amounts of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed the due date and estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to expenses and a credit to a valuation allowance, based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Allowance for credit loss, including allowance of Loan Receivable balances, as of March 31, 2025 and March 31, 2023 was $975,597 and $814,788, respectively.

REVENUE RECOGNITION

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser. We offer a limited 90-day warranty on our electronics products and contract manufacturing and a limited 5-year warranty on our electronic controllers for spas and hot tubs. Historically, the amount of warranty included in sales of our electronic products have been de minimis. We have no other post shipment obligations. Based on prior experience, no amounts have been accrued for potential warranty costs and actual costs were less than $2,000, for each of the fiscal years ended March 31, 2025 and 2024. For contract manufacturing, revenues are recognized after shipment of the completed products.

Amounts received from customers in advance of our satisfaction of applicable performance obligations are recorded as customer deposits. Such amounts are recognized as revenues when the related performance obligations are satisfied. Customer deposits of approximately $137,000 as of March 31, 2024 were recognized as revenues during the year ended March 31, 2025. Customer deposits of approximately $237,000 as of March 31, 2023 were recognized as revenues during the year ended March 31, 2024.

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

All revenue is recognized net of discounts.

	Twelve Months Ended March 31,
	2025	2024
Net Revenue in the US
Chemical	$745,730	$788,310
Electronics	1,526,236	1,512,692
Engineering	584,167	351,698
	2,856,133	2,652,700

Net Revenue outside the US
Chemical	340,977	312,706
Electronics	-	-
Engineering	-	-
	340,977	312,706

Total Revenues	$3,197,110	$2,965,406

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

INTANGIBLE ASSETS

Intangible assets are reviewed for impairment annually whenever changes in circumstances indicate that the carrying amount may not be recoverable. In reviewing for impairment, the Company compares the carrying value of the relevant asset to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and its carrying value. During the fiscal years ended March 31, 2025 and 2024, there were no impairments.

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to $10,609 and $22,932 for the fiscal years ended March 31, 2025 and 2024, respectively.

SHIPPING AND HANDLING COSTS

Shipping and handling costs incurred for the years ended March 31, 2025 and 2024 were $9,400 and $0, respectively. Such costs are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations.

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

Jurisdiction	Fiscal Year
Federal	2021 and beyond
New Jersey	2020 and beyond

There are currently no tax years under examination by any major tax jurisdictions.

The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 31, 2025, and 2024, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Per share basic and diluted earnings (loss) amounted to ($0.00) and ($0.01) for the fiscal years ended March 31, 2025 and 2024, respectively.

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

PAYCHECK PROTECTION PROGRAM LOAN

As disclosed in Note 6, the Company has chosen to account for the loans under FASB ASC 470, Debt. Repayment amounts due within one year are recorded as current liabilities, and the remaining amounts due in more than one year, if any, as long-term liabilities. In accordance with ASC 835, Interest, no imputed interest is recorded as the below market interest rate applied to this loan is governmentally prescribed. As the Company was successful in receiving forgiveness for those portions of the loan used for qualifying expenses, those amounts were recorded as a gain upon extinguishment as noted in ASC 405, Liabilities.

During the fiscal year ended March 31, 2022, the Company reported $693,817 of Forgiveness of Paycheck Protection Program under Other Income on the consolidated statement of operations.

As of March 31, 2025 and March 31, 2024, the balance due was $896 and $6,276, respectively.

NEW ACCOUNTING STANDARDS

In June 2016, the FASB issued ASU 2016‑13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This guidance affects entities holding financial assets and net investments in leases that are not measured at fair value through net income. The standard replaces the incurred loss model with the current expected credit loss (“CECL”) model, which requires organizations to measure all expected credit losses for financial instruments over their contractual life at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The Company adopted this standard effective April 1, 2024. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023‑08, “Intangibles—Goodwill and Other—Crypto Assets (Subtopic 350‑60): Accounting for and Disclosure of Crypto Assets.” This guidance requires entities to measure certain crypto assets at fair value with changes in fair value recognized in net income and to present crypto assets separately on the balance sheet and in the income statement. The Company adopted this guidance effective April 1, 2024. The adoption did not have a material impact on the Company’s consolidated financial statements, as the Company does not hold any material crypto asset balances.

In December 2023, the FASB issued ASU 2023‑09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance enhances the transparency of income tax disclosures by requiring disaggregated information about a reporting entity’s effective tax rate reconciliation and the jurisdictions in which income taxes are paid. The Company adopted this guidance effective April 1, 2024. The Company has applied the provisions of this ASU prospectively, and the adoption has resulted in expanded disclosures in Note 12 to the consolidated financial statements.

In March 2024, the FASB issued ASU 2024‑01, “Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards.” This standard clarifies how an entity determines whether a profits interest or similar award is subject to the guidance in Topic 718. The Company adopted this guidance effective April 1, 2024. The adoption did not have a material impact on the Company’s consolidated financial statements.

In August 2023, the FASB issued ASU 2023‑05, “Business Combinations—Joint Venture Formations (Subtopic 805‑60): Recognition and Initial Measurement.” This standard requires that a joint venture, upon formation, recognize and initially measure its net assets at fair value. The guidance is effective for joint venture formations with formation dates on or after January 1, 2025. The Company has not formed any qualifying joint ventures during the reporting period. The guidance will be applied prospectively to any future joint venture formations.

In March 2025, the FASB issued ASU 2025‑02, “Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 122 (SAB 122).” This update removes references to previously issued SEC staff guidance regarding the safeguarding of crypto assets. The Company adopted this amendment in the period ended March 31, 2025. The adoption did not have a material impact on the Company’s consolidated financial statements.

The Company is currently evaluating the impact of other recently issued accounting pronouncements that are not yet effective but does not expect them to have a material impact on its consolidated financial statements upon adoption.

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced losses from operations and negative cash flows from operating activities, management has initiated several strategic plans to improve the Company's financial position. As of March 31, 2025, the Company had an accumulated deficit of $32,970,220 and cash provided from operating activities of  $9,978. Management's plans to address these conditions include leveraging existing resources and focusing on revenue growth and orders in the pipeline, which are expected to push the Company to profitability within the next fiscal year.

There is substantial doubt that the funding plans will be successful and therefore the conditions discussed above have not been alleviated. As a result, there is substantial doubt about the Company’s ability to continue as a going concern for one year from July 14, 2025, the date the Consolidated Financial Statements were available to be issued.

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

NOTE 3 – INVENTORIES

Inventories at March 31, 2025 consisted of the following:

	Current	Long Term	Total
Raw materials	$279,223	$209,045	$488,268
Finished goods	57,047	11,356	68,403
Totals	$336,270	$220,401	$556,671

Inventories at March 31, 2024 consisted of the following:

	Current	Long Term	Total
Raw materials	$238,227	$216,185	$454,412
Finished goods	75,182	10,537	85,719
Totals	$313,409	$226,722	$540,131

NOTE 4 - INTANGIBLE ASSETS

Intangible assets are being amortized using the straight-line method over periods ranging from 10-15 years with a weighted average remaining life of approximately 6 years.

	Cost	Weighted Average Amortization Period (Years)			Accumulated Amortization	Net Carrying Amount	Cost	Weighted Average Amortization Period (Years)			Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$35,794	10	-	15	$(27,982)	$7,812	$35,794	10	-	15	$(25,516)	$10,278
Software	$14,515	3			$(7,260)	$7,255	$14,515	3			$(2,420)	$12,095

	$50,309				$(35,242)	$15,067	$50,309				$(27,936)	$22,373

Amortization expense was $,$7,306 and 5,305 for the years ended March 31, 2025 and 2024, respectively.

Estimated aggregate future amortization expense related to intangible assets is as follows:

For the fiscal years ended March 31,
2026	$6,817
2027	4,140
2028	1,724
2029	1,551
2030	835

$15,067

NOTE 5 – LINE OF CREDIT

On June 15, 2018, the Company obtained an unsecured revolving line of credit, with a limit per annum of $400,000. The line expires May 15, 2025, renewing automatically every year. The Company is required to make monthly interest payments, at a rate of 8.87% and 5.37% as of March 31, 2025 and 2024, respectively. Any unpaid principal will be due upon maturity. As of March 31, 2025 and 2024, the outstanding balance was $377,161 and $389,530, respectively.

NOTE 6 - PAYCHECK PROTECTION PROGRAM LOAN

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

The unforgiven portion of the first PPP loan is $19,725, which was converted to a term loan payable in equal installments of principal plus interest at 1% with a maturity date of May 15, 2025. No collateral or personal guarantees are required for the loan. As of March 31, 2025 and 2024, the outstanding balance was $896 and $6,276, respectively.

NOTE 7 – LEASES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2028. The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of March 31, 2025:

	For the fiscal year ended:	Amount

FY 2026	March 31, 2026		$106,872
FY 2027	March 31, 2027		106,872
FY 2028	March 31, 2028		106,872
FY 2029	March 31, 2029	ends June 30, 2029	26,718
			347,334
	Less: Amount attributable to imputed interest		(26,033)
			$321,301

	Weighted average remaining lease term (in years)		2.2
	Weighted average discount rate		5%

Rent and real estate tax expense for all facilities for the years ended March 31, 2025 and 2024 was approximately $128,534 and $140,300 respectively, and are reported as a component of cost of sales and selling, general and administrative expenses in the accompanying consolidated statement of operations. The Company paid $105,625 in lease payments during the year.

NOTE 8 – CONCENTRATIONS

During the year ended March 31, 2025 and 2024, two customers accounted for 44% and 40% of our revenue, respectively. As of March 31, 2025 and March 31, 2024, four customers accounted for 89% and two customers accounted for 75% of our gross accounts receivable, respectively. The loss of these major customers could have a material impact on our operations and cash flow.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Revenues from foreign customers represented for the year ended March 31, 2025 $340,977 or 11% and $312,706 of our net revenue or 11% for the year ended March 31, 2024.

NOTE 9 - SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Electronics	Engineering	Total
Twelve months ended March 31, 2025
Revenue from external customers	$1,086,707	$1,526,236	$584,167	$3,197,110
Segment operating income	$(132,305)	$(69,029)	$107,310	$(94,024)

Twelve months ended March 31, 2024
Revenue from external customers	$1,101,016	$1,512,692	$351,698	$2,965,406
Segment operating income	$(407,230)	$(371,103)	$(41,563)	$(819,896)

Total assets at March 31, 2025	$700,476	$1,038,106	$389,289	$2,127,871

Total assets at March 31, 2024	$791,329	$1,090,751	$256,648	$2,138,728

NOTE 10 - DISAGGREGATED NET REVENUES

The following tables show the Company's net revenues disaggregated by reportable segment and by product and service type:

	Twelve Months Ended March 31,
	2025	2024
Net Revenue in the US
Chemical	$745,730	$788,310
Electronics	1,526,236	1,512,692
Engineering	584,167	351,698
	2,856,133	2,652,700

Net Revenue outside the US
Chemical	340,977	312,706
Electronics	-	-
Engineering	-	-
	340,977	312,706

Total Revenues	$3,197,110	$2,965,406

NOTE 11 - INCOME TAXES

The provision for income taxes consisted of the following:

	March 31, 2025	March 31, 2024
Current:
Federal	$-	$-
State	$1,500	$-
Total	$1,500	$-

Deferred
Federal	$-	$-
State	$-	$-
Total	$-	$-

Provision for income taxes	$1,500	$-

The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows:

	3/31/2025	3/31/2025	3/31/2024	3/31/2024

Book income at federal statutory rate, 21%	(25,527)	21%	(187,207)	21%
State Adjustments	(46,333)	9%	(29,220)	3%
State Capital Taxes	1,500	0%	1,580	0%
State taxes, net of federal benefit	(33,361)	9%	(59,957)	7%
Permanent Items	703	0%	4,174	1%
Prior Year Deferred Tax Asset/(L) True Up	697,245	-56%	(172,868)	30%
Valuation Allowance	(592,727)	17%	485,990	-69%
Federal research & development credit generated	-	0%	(42,492)	7%
	1,500	0%	-	0%

Deferred income taxes reflect the net effects of temporary difference between the carrying amounts of assets and liabilities for financial reporting purposes the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

Deferred tax assets/(liabilities)	3/31/2025	3/31/2024
Federal Net operating loss carryovers	303,674	503,440
New Jersey Net operating loss carryovers	109,179	217,597
Federal R&D Credit	320,918	320,918
New Jersey R&D Credit	238,330	238,330
Depreciation & Amortization	103,627	253,436
Allowance For Doubtful Accounts	204,875	341,976
Stock Comp Expense	42,715	41,848
Gross deferred tax assets	1,323,318	1,917,545
Valuation allowance	(1,323,318)	(1,917,545)
Total deferred tax assets	-	-

NOTE 12 – FAIR VALUE MEASUREMENTS

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

●Quoted prices for similar assets or liabilities in active markets;

●Quoted prices for identical or similar assets or liabilities in active markets;

●Inputs other than quoted prices that are observable for the asset or liability

●Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

●If the asset or liability has a specified (contractual) term, the level 2 input must be observable for substantially the full term of the asset or liability.

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

Following is a description of the valuation methodologies used for assets at fair value. There have been no changes in the methodologies used at March 31, 2025.

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

The following table sets forth by level, within the fair value hierarchy, the Partnership's assets at fair value as of March 31, 2025:

Assets at Fair Value as of March 31, 2025:

	Level 1	Level 2	Level 3	Total
Investment	$150,750	$-	$-	$150,750
TOTAL ASSETS AT FAIR VALUE	$150,750	$-	$-	$150,750

NOTE 13 – 401(k) RETIREMENT PLAN

The Company sponsors a defined contribution 401(k) Retirement Plan (the “Plan”) for its eligible employees. Employees become eligible to participate in the Plan upon meeting certain age and service requirements. Employees may contribute up to the maximum amount allowed by law on a pre-tax basis.

The Plan’s investments are recorded at fair value. As of March 31, 2025, Plan assets were diversified across various investment options, including equity funds, fixed income funds, and cash equivalents. During the year ended March 31, 2025 the Company made matching contributions of $24,084 to the Plan.

There were no significant changes to the Plan’s provisions during the year.

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

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation as of March 31, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are not effective.

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

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting as of March 31, 2025, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its assessment, management has concluded that our internal control over financial reporting was not effective as of March 31, 2025.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

The determination that our disclosure controls and procedures were not effective as of March 31, 2025 are a result of:

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

The Company believes that the consolidated financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of March 31, 2025 and 2024 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended March 31, 2025 and 2024, in accordance with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

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

Name	Age	Position
Andre' DiMino	69	President, Chief Executive Officer
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

ITEM 11. EXECUTIVE COMPENSATION

Name and Principal Position	Year	Salary	Bonus	Option	Other	Total

Andre' DiMino, Chief Executive Officer	2025	$108,428	$0	-	-	$108,428

	2024	$186,000	$18,600	-	-	$204,600

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

STOCKHOLDER MATTERS:

The following table sets forth information regarding ownership of shares of Company’s common stock, as of March 31, 2025, by (i) each person known to ADM to be the owner of 5% or more of ADM’s common stock (ii) each director and director nominee of ADM, (iii) the Named Officer, and (iv) all directors and officers of ADM as a group. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of the Company’s common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of any shares of Common Stock over which he or she has or shares, directly or indirectly, voting or investment power; or of which he or she has the right to acquire beneficial ownership at any time within 60 days after March 31, 2025. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. Common Stock beneficially owned and percentage ownership is based on 67,588,492 shares of Common Stock outstanding as of March 31, 2025.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the fiscal year ended March 31, 2025 we contracted with Rosenberg Rich Baker Berman, P.A. (RRBB). The aggregate fees billed for professional services rendered by RRBB were $72,000. The Company contracted during the fiscal year ended March 31, 2025 with JVA Accountants and Advisors, LLC (JVA). The aggregate fees billed for professional services rendered by JVA were $0.00

AUDIT-RELATED FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2025 and 2024 for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and not reported above under “Audit Fees” were $0 for each year.

TAX FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2025 and 2024 for professional services rendered by the aforementioned accounting firms were approximately $3,500 and $10,000, respectively.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of July, 2025.

ADM TRONICS UNLIMITED, INC.

By:	/s/ Andre' DiMino
Andre' Di Mino
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

		Title	Date

/s/	Andre' DiMino	Chief Executive Officer (Principal	July 14, 2025
	Andre' DiMino	Executive Officer, Principal
Financial Officer and Principal
Accounting Officer) and Director