Form 10-Q
period 2025-06-30
ADM TRONICS UNLIMITED, INC.
filed 2025-08-19
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The Company has 67,588,492 shares outstanding as of August 19, 2025.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	March 31,
	2025	2025

ASSETS

Current assets:
Cash and cash equivalents	$369,790	$382,969
Accounts receivable, net of credit losses of $975,597 at June 30, 2025 and March 31, 2025, respectively	556,803	528,383
Inventories	388,970	336,270
Prepaid expenses and other current assets	11,285	1,800

Total current assets	1,326,848	1,249,422

Other Assets:
Long-term inventory	216,214	220,401
Operating lease right-of-use asset	290,905	313,189
Loan receivable, net of allowance for doubtful accounts of $240,965 at June 30, 2025 and March 31, 2025, respectively.	89,125	89,125
Investments	451,500	225,750
Intangible assets, net of accumulated amortization of $36,983 and $35,242 at June 30, 2025 and March 31, 2025, respectively	13,326	15,067
Other assets	-	14,917

Total other assets	1,061,070	878,449

Total assets	$2,387,918	$2,127,871

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$343,406	$299,007
Bank overdraft	89,820	147,503
Accrued expenses and other current liabilities	49,128	29,240
PPP loan	-	896
Line of credit	379,678	377,161
Operating lease liability	93,373	93,373
Customer deposits	152,948	201,968

Total current liabilities	1,108,353	1,149,148

Long-term liabilities
Due to employee	79,449	79,449
Operating lease liability less current portion	205,020	227,928
Total long-term liabilities	284,469	307,377

Total liabilities	1,392,822	1,456,525

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 shares authorized, 67,588,492 shares issued and outstanding	33,794	33,794
Additional paid-in capital	33,607,772	33,607,772
Accumulated deficit	(32,646,470)	(32,970,220)
Total stockholders' equity	995,096	671,346

Total liabilities and stockholders' equity	$2,387,918	$2,127,871

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	2025	2024

Net revenues	$973,675	$857,845

Cost of sales	492,382	336,942

Gross Profit	481,293	520,903

Operating expenses:
Research and development	125,589	127,993
Selling, general and administrative	246,470	228,629

Total operating expenses	372,059	356,622

Income from operations	109,234	164,281

Other income (expense):
Interest income	1,821	4,324
Interest and finance expenses	(7,671)	(8,437)
Gain from investment	225,750	112,500

Total other income	219,900	108,387

Income before provision for taxes	329,134	272,668

Provision for income taxes:
Current	1,500	500
Deferred	-	-

Total provision for income taxes	1,500	500

Net income	$327,634	$272,168

Basic and diluted income per common share:	$0.00	$0.00

Weighted average shares of common stock outstanding - basic and diluted	67,588,492	67,588,492

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	Common Stock	Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at April 1, 2024	67,588,492	$33,794	$33,603,644	$(32,945,047)	$692,391

Stock based compensation			1,032		1,032

Prior period adjustment				54,750	54,750

Net income				272,168	272,168

Balance at June 30, 2024	67,588,492	$33,794	$33,604,676	$(32,618,129)	$1,020,341

Balance at April 1, 2025	67,588,492	$33,794	$33,607,772	$(32,970,220)	$671,346

Stock based compensation			-		-

Prior period adjustment				(3,884)	(3,884)

Net income				327,634	327,634

Balance at June 30, 2025	67,588,492	$33,794	$33,607,772	$(32,646,470)	$995,096

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net income	$327,634	$272,168
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	1,741	1,929
Write-off of inventories	14,905	49,214
Credit recoveries	14,917	-
Unrealized gain in investment	(225,750)	(112,500)
Non-cash interest expense	3,810	4,925
Amortization of right-to-use asset	22,284	21,169
Stock based compensation	-	1,032
Changes in operating assets and liabilities balances:
Accounts receivable	(28,420)	(159,663)
Due to employee	-	80,449
Inventories	(63,418)	(181,913)
Prepaid expenses and other current assets	(9,485)	43
Accounts payable	44,399	41,162
Bank overdraft	(57,683)	(6,398)
Customer deposits	(49,020)	(51,932)
Accrued expenses and other current liabilities	16,004	7,887
Payments of operating lease liability	(26,718)	(26,718)
Net cash provided by (used in) operating activities	(14,800)	(59,146)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	-	-

Cash flows provided (used) in financing activities:
Proceeds from line of credit	7,646	30,406
Repayments of line of credit	(5,129)	(37,591)
Proceeds (payments) from/to PPP loan	(896)	(1,345)

Net cash provided by (used in) financing activities	1,621	(8,530)

Net decrease in cash and cash equivalents	(13,179)	(67,676)

Cash and cash equivalents - beginning of period	382,969	537,041

Cash and cash equivalents - end of period	$369,790	$469,365

Cash paid for:
Interest	$7,671	$8,437

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2025 AND 2024

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

NOTE 2  - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared by ADM pursuant to accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the condensed financial position and operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and explanatory notes for the year ended March 31, 2025 as disclosed in our annual report on Form 10-K for that year. Unaudited interim results are not necessarily indicative of the results for the full fiscal year ending March 31, 2026. The consolidated balance sheet as of March 31, 2025 was derived from the audited consolidated financial statements as of and for the year then ended.

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

CASH AND CASH EQUIVALENTS

Cash equivalents are comprised of highly liquid investments with original maturities of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses to date as a result of this policy. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At June 30, 2025 and March 31, 2025, approximately $120,000 and $133,000, respectively, exceeded the FDIC limit.

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

Amounts received from customers in advance of our satisfaction of applicable performance obligations are recorded as customer deposits. Such amounts are recognized as revenues when the related performance obligations are satisfied. Customer deposits of approximately $42,000 as of March 31, 2025 were recognized as revenues during the three months ended June 30, 2025.

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

Long-Term Inventory: Due to recent shortages of materials due to various issues, when an item the Company believes will be used in the future, even beyond the current fiscal year, becomes available, it will purchase as many items as management deems necessary to fulfill future orders.

PROPERTY AND EQUIPMENT

We record our property and equipment at historical cost. We expense maintenance and repairs as incurred. Depreciation is provided for by the straight-line method over five to seven years, the estimated useful lives of the property and equipment. As of June 30, 2025 and March 31, 2025, all fixed assets were fully depreciated.

INTANGIBLE ASSETS

Intangible assets are reviewed for impairment annually whenever changes in circumstances indicate that the carrying amount may not be recoverable. In reviewing for impairment, the Company compares the carrying value of the relevant asset to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and its carrying value. During the fiscal three months ended June 30, 2025 and 2024, there were no impairments.

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to$2,010 and $4,464 for the three months ended June 30, 2025 and 2024, respectively.

SHIPPING AND HANDLING COSTS

Shipping and handling costs incurred for the three months ended June 30, 2025 and 2024 were $-0- and $2,801, respectively. Such costs are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations.

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

The Company files income tax returns in several jurisdictions. The Company’s tax returns remain subject to examination, by major jurisdiction, for the years ended March 31, 2025 as follows:

Jurisdiction	Fiscal Year
Federal	2021 and beyond
New Jersey	2020 and beyond

There are currently no tax years under examination by any major tax jurisdictions.

The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of June 30, 2025, and 2024, the Company has no accrued interest or penalties related to uncertain tax positions.

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

There were 200,000 anti-dilutive instruments in force during the periods ended June 30, 2025 and 2024, respectively.

Per share basic and diluted income amounted to $0.00 and $0.00 for the three months ended June 30, 2025 and 2024, respectively.

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

INVESTMENTS

Investments in publicly  held companies are recorded at fair value.

Investments in privately held companies are valued at cost, net book value or fair value when available. Investments valued at cost or net book value is a departure from accounting principles generally accepted in the United States of America

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced losses from operations and negative cash flows from operating activities, management has initiated several strategic plans to improve the Company's financial position. As of June 30, 2025, the Company had an accumulated deficit of $32,646,470 and cash provided from operating activities of  $(14,800). Management's plans to address these conditions include leveraging existing resources and focusing on revenue growth and orders in the pipeline, which are expected to push the Company to profitability within the next fiscal year.

There is substantial doubt that the funding plans will be successful and therefore the conditions discussed above have not been alleviated. As a result, there is substantial doubt about the Company’s ability to continue as a going concern for one year from August 18, 2025, the date the Consolidated Financial Statements were available to be issued.

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

NOTE 3 - INVENTORIES

Inventories at June 30, 2025 consisted of the following:

	Current	Long Term	Total
Raw materials	$362,755	$205,346	$568,101
Finished goods	26,215	10,868	37,083
Totals	$388,970	$216,214	$605,184

Inventories at March 31, 2025 consisted of the following:

	Current	Long Term	Total
Raw materials	$279,223	$209,045	$488,268
Finished goods	57,047	11,356	68,403
Totals	$336,270	$220,401	$556,671

NOTE 4 - INTANGIBLE ASSETS

	June 30, 2025						March 31, 2025
	Cost	Weighted Average Amortization Period (Years)			Accumulated Amortization	Net Carrying Amount	Cost	Weighted Average Amortization Period (Years)			Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$35,794	10	-	15	$(28,513)	$7,281	$35,794	10	-	15	$(27,982)	$7,812
Software	$14,515		3		$(8,470)	$6,045	$14,515		3		$(7,260)	$7,255

	$50,309				$(36,983)	$13,326	$50,309				$(35,242)	$15,067

Estimated aggregate future amortization expense related to intangible assets is as follows:

For the fiscal years ended March 31,
2026	$5,077
2027	4,139
2028	1,724
2029	1,551
2030	835

$13,326

NOTE 5 – CONCENTRATIONS

During the three months ended June 30, 2025,  one customer accounted for 41% of our net revenue.

During the three months ended June 30, 2024,  one customer accounted for 35% of our net revenue.

As of June 30, 2025, two customers represented 50% of our gross accounts receivable. As of March 31, 2025, four customers accounted for 89% of our gross accounts receivable.

As of June 30, 2025, one vendor accounted for over 32% of our accounts payable balance.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Net revenues from foreign customers for the three months ended June 30, 2025 were $136,415 or 14%.

Net revenues from foreign customers for the three months ended June 30, 2024 were $118,281 or 14%.

NOTE 6 - DISAGGREGATED REVENUES AND SEGMENT INFORMATION

The following tables show the Company's revenues disaggregated by reportable segment and by product and service type:

	Three Months Ended June 30,
	2025	2024
Net Revenue in the US
Chemical	$198,645	$201,377
Electronics	514,682	411,166
Engineering	123,933	127,021
	837,260	739,564

Net Revenue outside the US
Chemical	136,415	118,281
Electronics	-	-
Engineering	-	-
	136,415	118,281

Total Revenues	$973,675	$857,845

NOTE 7 – DUE FROM AFFILIATE

The Company provided $330,090 in engineering services to Qol during the year March 31, 2018. This amount is shown net of a $240,965 allowance for credit losses on the consolidated balance sheets as of June 30, 2025 and March 31, 2025, respectively.

NOTE 8 – LEASES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2028. The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of June 30, 2025:

	For the fiscal year ended:	Amount
FY 2026	March 31, 2026		$80,154
FY 2027	March 31, 2027		106,872
FY 2028	March 31, 2028		106,872
FY 2029	March 31, 2029	ends June 30, 2029	26,718
			320,616
	Less: Amount attributable to imputed interest		(22,223)
			$298,393

	Weighted average remaining lease term (in years)		2.4
	Weighted average discount rate		5%

Rent and real estate tax expense for all facilities for the three months ended June 30, 2025 and 2024 was approximately $37,700 and 34,000, respectively.

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

The unforgiven portion of the first PPP loan is $19,725, which was converted to a term loan payable in equal installments of principal plus interest at 1% with a maturity date of May 15, 2025. No collateral or personal guarantees was required for the loan. At June 30, 2025, the loan was fully paid and the outstanding balance is zero ($0.00).

NOTE 10 – LINE OF CREDIT

On June 15, 2018, the Company obtained an unsecured revolving line of credit, with a limit of $400,000. The line expires May 15, 2026, renewing automatically every year. The Company is required to make monthly interest payments, at a rate of 8.87% as of June 30, 2025. Any unpaid principal will be due upon maturity. At June 30, 2025 and March 31, 2025, the outstanding balance was $379,678 and $377,161, respectively.

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

Outstanding and exercisable
Range of Exercise prices	Number outstanding	Weighted average remaining life in years	Weighted Average Exercise Price	Exercisable

$-	-	-	$-	-

6/30/2025			3/31/2025
	# of Shares	Weighted Average	# of Shares	Weighted Average
		Exercise Price		Exercise Price
Outstanding, beginning of year	200,000	$0.20	200,000	$0.20

Issued	-	-	-	-

Exercised	-	-	-	-

Expired	(200,000)	$0.20	-	-

Cancelled	-	-	-	-

Outstanding, end of period	-	$-	200,000	$0.20

Exercisable, end of period	-	$-	200,000	$0.20

NOTE 12 – 401(k) RETIREMENT PLAN

The Company sponsors a defined contribution 401(k) Retirement Plan (the “Plan”) for its eligible employees. Employees become eligible to participate in the Plan upon meeting certain age and service requirements. Employees may contribute up to the maximum amount allowed by law on a pre-tax basis.

The Plan’s investments are recorded at fair value. As of June 30, 2025, Plan assets were diversified across various investment options, including equity funds, fixed income funds, and cash equivalents. During the three months ended June 30, 2025 the Company made matching contributions of $5,634 to the Plan.

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

Product Liability

As of June 30, 2025 and March 31, 2025, there were no claims against us for product liability.

NOTE 15 – FAIR VALUE MEASUREMENTS

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

Following is a description of the valuation methodologies used for assets at fair value. There have been no changes in the methodologies used at June 30, 2025.

Investments in publicly  held companies are recorded at fair value.

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

The following table sets forth by level, within the fair value hierarchy, the Partnership's assets at fair value as of September 30,2024:

Assets at Fair Value as of June, 2025:

	Level 1	Level 2	Level 3	Total
Investment	$376,500	$-	$-	$376,500
TOTAL ASSETS AT FAIR VALUE	$376,500	$-	$-	$376,500

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

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the "safe harbor" provisions under section 21E of the Securities and Exchange Act of 1934 and the Private Securities Litigation Act of 1995. We use forward-looking statements in our description of our plans and objectives for future operations and assumptions underlying these plans and objectives. Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "forecasts", "projects", or similar terms, variations of such terms or the negative of such terms. These forward-looking statements are based on management's current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Form 10-Q to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based. Factors which could cause such results to differ materially from those described in the forward-looking statements include those set forth under "Item. 1 Description of Business – Risk Factors" and elsewhere in or incorporated by reference into our Annual Report on Form 10-K for the year ended March 31, 2026.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2025 AS COMPARED TO JUNE 30, 2024.

For the three months ended June 30, 2025
	Chemical	Electronics	Engineering	Total
Revenue	$335,060	$514,682	$123,933	$973,675
Cost of Sales	203,303	241,668	47,411	492,382
Gross Profit	131,757	273,014	76,522	481,293
Gross Profit Percentage	39%	53%	62%	49%

Operating Expenses	126,500	197,193	48,366	372,059
Operating Income	5,257	75,821	28,156	109,234
Other income (expenses)	74,765	116,547	28,588	219,900
Income before provision from income taxes	$80,022	$192,368	$56,744	$329,134

For the three months ended June 30, 2024
	Chemical	Electronics	Engineering	Total
Revenue	$319,658	$411,166	$127,021	$857,845
Cost of Sales	114,594	160,098	62,250	336,942
Gross Profit	205,064	251,068	64,771	520,903
Gross Profit Percentage	64%	61%	51%	61%

Operating Expenses	131,758	171,447	53,417	356,622
Operating Income	73,306	79,621	11,354	164,281
Other income (expenses)	40,103	52,025	16,259	108,387
Income before provision from income taxes	$113,409	$131,646	$27,613	$272,668

Variance
	Chemical	Electronics	Engineering	Total
Revenue	$15,402	$103,516	$(3,088)	$115,830
Cost of Sales	88,709	81,570	(14,839)	155,440
Gross Profit	(73,307)	21,946	11,751	(39,610)
Gross Profit Percentage	-25%	-8%	11%	-11%

Operating Expenses	(5,258)	25,746	(5,051)	15,437
Operating Income	(68,049)	(3,800)	16,802	(55,047)
Other income	34,662	64,522	12,329	111,513
Income (loss) before benefit from income taxes	$(33,387)	$60,722	$29,131	$56,466

Revenues for the three months ended June 30, 2025, increased by $115,830 compared to the same period in 2024. The increase was driven by a $15,402 rise in the Chemical segment and a $103,516 increase in the Electronics segment, partially offset by a $3,088 decline in the Engineering segment.

Gross profit for the three months ended June 30, 2025, decreased by $39,610. This decrease was primarily due to a $73,307 decline in the Chemical segment offset by increases of $21,946 in the Electronics segment and a $11,751 increase in the Engineering segment.

Operating expenses for the three months ended June 30, 2025, increased by $15,437, reflecting an increase of $25,746 in the Electronics segment offset by decreases of $5,258 in the Chemical segment, and $5,051 in the Engineering segment.

Operating income (loss) for the three months ended June 30, 2025, declined by $55,047 compared to the prior year. This was primarily due to a $16,802 increase in the Engineering segment offset by declines of $68,049 in the Chemicals segment and a $3,800 decline in the Electronics segment.

Other income (expenses) for the three months ended June 30, 2025, increased by $111,513, primarily due to an unrealized gain in investments of $225,750 coupled with interest income of $1,821 and offset with $7,671 of interest and finance costs.

Income before benefit from income taxes for the three months ended June 30, 2025, increased by $56,466.

We are highly dependent upon certain customers. During the three months ended June 30, 2025, two customers accounted for 48% of our net revenue. Net revenues from foreign customers for the three months ended June 30, 2025 was $136,415 or 14%.

During the three months ended June 30, 2024, three customers accounted for 78% of our net revenue. Net revenues from foreign customers for the three months ended June 30, 2024 was $118,281 or 14%.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2025, we had cash and cash equivalents of $369,790 as compared to $469,365 at March 31, 2024. The $13,179 decrease was primarily the result of cash used in operations during the three-month period in the amount of $14,800, cash provided by investing of $-0- and cash provided in financing activities of $1,621. Our cash will continue to be used for increased marketing costs, and increased production labor costs all in an attempt to increase our revenue, as well as increased expenditures for our internal R&D.  We expect to have enough cash to fund operations for the next twelve months.

Below is a summary of our cash flow for the three-month ending periods indicated:

	June 30, 2025	June 30, 2024
Net cash used in operating activities	$(14,800)	$(59,146)
Net cash provided by (used in) investing activities	-	-
Cash flows provided (used) in financing activities:	1,621	(8,530)
Net decrease in cash and cash equivalents	$(13,179)	$(67,676)
Cash and cash equivalents - beginning of period	$382,969	$537,041
Cash and cash equivalents - end of period	$369,790	$469,365

Future Sources of Liquidity:

We expect that growth with profitable customers and continued focus on new customers will enable us to generate cash flows from operating activities during fiscal 2026.

Based on current expectations, we believe that our existing cash and cash equivalents of $369,790 as of June 30, 2025, and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash used by operating activities was $(14,800) for the three months ended June 30, 2025, as compared to net cash used by operating activities of $(59,146) for the three months ended June 30, 2024. The cash used during the three months ended June 30, 2025 was primarily due to net income of $327,634, a decrease in net operating assets of $101,323, coupled by a decrease in net operating liabilities of $73,018, write-off of inventories of $14,905, and amortization of $1,741, credit recoveries of$14,917, unrealized gain of $225,750, non-cash interest of $3,810 and amortization of right of use asset of $22,284.

INVESTING ACTIVITIES

There were no Investing activities during the three months ended June 30, 2025.

FINANCING ACTIVITIES

For the three months ended June 30, 2025, net cash provided by financing activities was $1,621 due to net borrowing and payments in the line of credit of $2,517 coupled repayments on the PPP loan of $(896).

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have had or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Concentration of Credit Risk

Financial instruments that potentially subject us to significant concentrations of credit risk consist primarily of cash and cash equivalents, accounts receivable and investments.

Cash and cash equivalents – For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at inception. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held at these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At June 30, 2025, approximately $120,000 exceeded the FDIC limit.

Investments in publicly held companies are recorded at fair value.  Investments in privately held companies are valued at cost, net book value or fair value, when available. Investment value at cost or net book value is a departure from accounting principles generally accepted in the United States of America.  As og August 18, 2025, the valuation of the publicly held company decreased by $111,000.

Our sales are materially dependent on a small group of customers, as noted in Note 5 of our condensed consolidated financial statements. We monitor our credit risk associated with our receivables on a routine basis. We also maintain credit controls for evaluating and granting customer credit.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Ru1e 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly and year to date period ended June 30, 2025, there were no changes in the Company's internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

The determination that our disclosure controls and procedures were not effective as of June 30, 2025, is a result of:

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

The Company believes that the financial statements present fairly, in all material respects, the Company’s condensed consolidated balance sheets as of June 30, 2025, and March 31, 2025 and the related condensed consolidated statements of operations, and cash flows for the three months ended June 30, 2025 and 2024, in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors contained in our Annual Report on Form 10-K for the year ended March 31, 2025.

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
August 19, 2025