Form 10-Q
period 2025-09-30
ADM TRONICS UNLIMITED, INC.
filed 2025-11-14
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

               Yes ☐ No ☒

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

The Company has 67,588,492 shares outstanding as of November 14, 2025.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

INDEX

		Page Number
Part I - Financial Information

Item 1.	Condensed Consolidated Financial Statements (unaudited):

	Condensed Consolidated Balance Sheets –September 30, 2025 (unaudited) and March 31, 2025	3

	Condensed Consolidated Statements of Operations for the six ended September 30, 2025 and 2024 (unaudited)	4

	Condensed Consolidated Statement of Stockholders’ Equity for the six months ended September 30, 2025 and 2024 (unaudited)	5

	Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2025 and 2024 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	23

Part II - Other Information

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	24

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
	2025	2025

ASSETS

Current assets:
Cash and cash equivalents	$321,224	$382,969
Accounts receivable, net of credit losses of $975,597 at September 30, 2025 and March 31, 2025, respectively	551,708	528,383
Inventories	368,157	336,270
Prepaid expenses and other current assets	6,268	1,800

Total current assets	1,247,357	1,249,422

Other Assets:
Long-term inventory	203,206	220,401
Operating lease right-of-use asset	268,333	313,189
Loan receivable, net of allowance for doubtful accounts of $240,965 at September 30, 2025 and March 31, 2025, respectively.	89,125	89,125
Investments	340,500	225,750
Intangible assets, net of accumulated amortization of $38,707 and $35,242 at September 30, 2025 and March 31, 2025, respectively	11,602	15,067
Other assets	-	14,917

Total other assets	912,766	878,449

Total assets	$2,160,123	$2,127,871

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$307,899	$299,007
Bank overdraft	86,338	147,503
Accrued expenses and other current liabilities	19,879	29,240
PPP loan	-	896
Line of credit	379,594	377,161
Operating lease liability	93,373	93,373
Customer deposits	131,343	201,968

Total current liabilities	1,018,426	1,149,148

Long-term liabilities
Due to employee	79,449	79,449
Operating lease liability less current portion	181,824	227,928
Total long-term liabilities	261,273	307,377

Total liabilities	1,279,699	1,456,525

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 shares authorized, 67,588,492 shares issued and outstanding	33,794	33,794
Additional paid-in capital	33,607,772	33,607,772
Accumulated deficit	(32,761,142)	(32,970,220)
Total stockholders' equity	880,424	671,346

Total liabilities and stockholders' equity	$2,160,123	$2,127,871

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	Three months ended		Six months ended
	September 30,		September 30,
	2025	2024	2025	2024

Net revenues	$887,498	$840,036	$1,861,173	$1,697,881

Cost of sales	511,701	421,254	1,004,083	758,196

Gross Profit	375,797	418,782	857,090	939,685

Operating expenses:
Research and development	96,740	111,585	222,329	239,578
Selling, general and administrative	276,504	353,055	522,974	581,684

Total operating expenses	373,244	464,640	745,303	821,262

Income (loss) from operations	2,553	(45,858)	111,787	118,423

Other income (expense):
Interest income	1,434	3,412	3,255	7,736
Interest and finance expenses	(7,659)	(8,741)	(15,330)	(17,178)
Gain/(loss) from investment	(111,000)	(1,000)	114,750	111,500
Total other income (expense)	(117,225)	(6,329)	102,675	102,058

Income (loss) before provision for income taxes	(114,672)	(52,187)	214,462	220,481

Provision for (benefit) income taxes:
Current	-	500	1,500	1,000
Total provision for income taxes	-	500	1,500	1,000

Net income (loss)	$(114,672)	$(52,687)	$212,962	$219,481

Basic and diluted per common share:	$(0.00)	$(0.00)	$0.00	$0.00

Weighted average shares of common stock outstanding - basic and diluted	67,588,492	67,588,492	67,588,492	67,588,492

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	Common Stock	Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at April 1, 2024	67,588,492	$33,794	$33,603,644	$(32,945,047)	$692,391

Stock based compensation			1,032		1,032
Prior period adjustment				54,750	54,750
Net income (loss)				272,168	272,168
Balance at June 30, 2024	67,588,492	$33,794	$33,604,676	$(32,618,129)	$1,020,341

Stock based compensation			1,032		1,032
Prior period adjustment				43,133	43,133
Net income (loss)				(52,687)	(52,687)
Balance at September 30, 2024	67,588,492	$33,794	$33,605,708	$(32,627,683)	$1,011,819

Balance at April 1, 2025	67,588,492	$33,794	$33,607,772	$(32,970,220)	$671,346
Prior period adjustment				(3,884)	(3,884)
Net income (loss)				327,634	327,634
Balance at June 30, 2025	67,588,492	$33,794	$33,607,772	$(32,646,470)	$995,096
Net income (loss)				(114,672)	(114,672)
Balance at September 30, 2025	67,588,492	$33,794	$33,607,772	$(32,761,142)	$880,424

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net income	$212,962	$219,481
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	3,465	3,787
Write-off of inventories	14,905	49,214
Credit losses	14,917	-
Unrealized gain in investment	(114,750)	(111,500)
Non-cash interest expense	7,332	9,576
Amortization of right-to-use asset	44,856	42,612
Stock based compensation	-	2,064
Accounts receivable	(23,325)	(122,307)
Accounts receivable-long term portion
Due to employee	-	79,449
Inventories	(29,597)	(191,916)
Prepaid expenses and other current assets	(4,468)	6,436
Investments		(337,500)
Accounts payable	8,892	34,606
Bank overdraft	(61,165)	(33,995)
Customer deposits	(70,625)	(36,567)
Accrued expenses and other current liabilities	(13,245)	2,464
Payments of operating lease liability	(53,436)	(53,815)
Net cash provided by (used in) operating activities	(63,282)	(437,911)

Cash flows from investing activities:
Investments	-	338,500
Net cash provided by (used in) investing activities	-	338,500

Cash flows provided (used) in financing activities:
Proceeds from line of credit	15,281	39,111
Repayments of line of credit	(12,848)	(46,274)
Proceeds (payments) from/to PPP loan	(896)	(2,690)

Net cash provided by (used in) financing activities	1,537	(9,853)

Net increase (decrease) in cash and cash equivalents	(61,745)	(109,264)

Cash and cash equivalents - beginning of period	382,969	537,041

Cash and cash equivalents - end of period	$321,224	$427,777

Cash paid for:
Interest	$15,330	$8,437

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

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

CASH AND CASH EQUIVALENTS

Cash equivalents are comprised of highly liquid investments with original maturities of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses to date as a result of this policy. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At September 30, 2025 and March 31, 2025, approximately $71,000 and $133,000, respectively, exceeded the FDIC limit.

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

Amounts received from customers in advance of our satisfaction of applicable performance obligations are recorded as customer deposits. Such amounts are recognized as revenues when the related performance obligations are satisfied. Customer deposits of approximately $58,000 and $100,000 as of March 31, 2025 were recognized as revenues during the three and six months ended September 30, 2025, respectively.

Customer deposits of approximately $24,000 and $76,000 as of March 31, 2024 were recognized as revenues during the three and six months ended September 30, 2024.

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

PROPERTY AND EQUIPMENT

We record our property and equipment at historical cost. We expense maintenance and repairs as incurred. Depreciation is provided for by the straight-line method over five to seven years, the estimated useful lives of the property and equipment. As of September 30, 2025 and March 31, 2025, all fixed assets were fully depreciated.

INTANGIBLE ASSETS

Intangible assets are reviewed for impairment annually whenever changes in circumstances indicate that the carrying amount may not be recoverable. In reviewing for impairment, the Company compares the carrying value of the relevant asset to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and its carrying value. During the fiscal three and six months ended September 30, 2025 and 2024, there were no impairments.

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to $3,037 and $1,282 and $5,047 and $4,434 for the three and six months ended September 30, 2025 and September 30, 2024, respectively.

SHIPPING AND HANDLING COSTS

Shipping and handling costs incurred for the three and six months ended September 30, 2025 were $4,635. Shipping and handling costs incurred for the three and six months ended September 30, 2024 were $2,938 and $5,739, respectively. Such costs are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations.

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

The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of September 30, 2025, and 2024, the Company has no accrued interest or penalties related to uncertain tax positions.

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

There were zero (-0-) and 200,000 anti-dilutive instruments in force during the periods ended September 30, 2025 and 2024, respectively.

Per share basic and diluted income / (loss) per share amounted to $(0.00) and $(0.00) and $0.00 and $0.00 for the three and six months ended September 30, 2025 and 2024, respectively.

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

In December 2023, the FASB issued ASU 2023‑09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance enhances the transparency of income tax disclosures by requiring disaggregated information about a reporting entity’s effective tax rate reconciliation and the jurisdictions in which income taxes are paid. The Company adopted this guidance effective April 1, 2024. The Company has applied the provisions of this ASU prospectively, and the adoption has resulted in expanded disclosures in Note 16 to the consolidated financial statements.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced losses from operations and negative cash flows from operating activities, management has initiated several strategic plans to improve the Company's financial position. As of September 30, 2025, the Company had an accumulated deficit of $32,761,142 and cash used by operating activities of  $(63,282). Management's plans to address these conditions include leveraging existing resources and focusing on revenue growth and orders in the pipeline, which are expected to push the Company to profitability within the next fiscal year.

There is substantial doubt that the funding plans will be successful and therefore the conditions discussed above have not been alleviated. As a result, there is substantial doubt about the Company’s ability to continue as a going concern for one year from November 13, 2025, the date the Consolidated Financial Statements were available to be issued.

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

NOTE 3 - INVENTORIES

Inventories at September 30, 2025 consisted of the following:

	Current	Long Term	Total
Raw materials	$347,467	$192,409	$539,876
Finished goods	20,690	10,797	31,487
Totals	$368,157	$203,206	$571,363

Inventories at March 31, 2025 consisted of the following:

	Current	Long Term	Total
Raw materials	$279,223	$209,045	$488,268
Finished goods	57,047	11,356	68,403
Totals	$336,270	$220,401	$556,671

NOTE 4 - INTANGIBLE ASSETS

	September 30, 2025						March 31, 2025
	Cost	Weighted Average Amortization Period (Years)			Accumulated Amortization	Net Carrying Amount	Cost	Weighted Average Amortization Period (Years)			Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$35,794	10	-	15	$(29,027)	$6,767	$35,794	10	-	15	$(27,982)	$7,812
Software	$14,515	3			$(9,680)	$4,835	$14,515	3			$(7,260)	$7,255

	$50,309				$(38,707)	$11,602	$50,309				$(35,242)	$15,067

Estimated aggregate future amortization expense related to intangible assets is as follows:

For the fiscal years ended March 31,
2026	$3,353
2027	4,139
2028	1,724
2029	1,551
2030	835

$11,602

NOTE 5 – CONCENTRATIONS

During the three and six months ended September 30, 2025,  two customers accounted for 46% and 47% of our net revenue, respectively.

During the three and six months ended September 30, 2024,  two customers accounted for 50% and 45% of our net revenue, respectively.

As of September 30, 2025, two customers represented 50% of our gross accounts receivable. As of March 31, 2025, four customers accounted for 89% of our gross accounts receivable.

As of September 30, 2024, three customers represented 81% of our gross accounts receivable.

As of September 30, 2025, one vendor accounted for over 27% of our accounts payable balance.

As of September 30, 2024, one vendor accounted for over 17% of our accounts payable balance.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Net revenues from foreign customers for the three and six months ended September 30, 2025 were $131,256 or 15% and $267,671 or 14%, respectively.

Net revenues from foreign customers for the three and six months ended September 30, 2024 were $95,900 or 11% and $214,181 or 13%, respectively.

NOTE 6 - DISAGGREGATED REVENUES AND SEGMENT INFORMATION

The following tables show the Company's revenues disaggregated by reportable segment and by product and service type:

	Three months Ended September 30,
	2025	2024
Net Revenue in the US
Chemical	$178,652	$199,836
Electronics	482,063	346,409
Engineering	95,527	197,891
	756,242	744,136

Net Revenue outside the US
Chemical	$131,256	$95,900
Electronics	-	-
Engineering	-	-
	131,256	95,900

Total Revenues	$887,498	$840,036

	Six Months Ended September 30,
	2025	2024
Net Revenue in the US
Chemical	$377,297	$401,213
Electronics	996,745	757,575
Engineering	219,460	324,912
	1,593,502	1,483,700

Net Revenue outside the US
Chemical	267,671	214,181
Electronics	-	-
Engineering	-	-
	267,671	214,181

Total Revenues	$1,861,173	$1,697,881

NOTE 7 – DUE FROM AFFILIATE

The Company provided $330,090 in engineering services to Qol during the year March 31, 2018. This amount is shown net of a $240,965 allowance for credit losses on the consolidated balance sheets as of September 30, 2025 and March 31, 2025, respectively.

NOTE 8 – LEASES

We lease our office and manufacturing facility under a non-cancelable operating lease, which expires on June 30, 2028. The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of September 30, 2025:

	For the fiscal year ended:	Amount

FY 2026	March 31, 2026		$53,436
FY 2027	March 31, 2027		106,872
FY 2028	March 31, 2028		106,872
FY 2029	March 31, 2029	ends June 30, 2029	26,718
			293,898
	Less: Amount attributable to imputed interest		(13,479)
			$280,419

	Weighted average remaining lease term (in years)		1.9
	Weighted average discount rate		5%

Rent and real estate tax expense for all facilities for the three and six months ended September 30, 2025 was approximately $37,700 and 76,700, respectively.

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

The unforgiven portion of the first PPP loan is $19,725, which was converted to a term loan payable in equal installments of principal plus interest at 1% with a maturity date of May 15, 2025. No collateral or personal guarantees was required for the loan. At September 30, 2025, the loan was fully paid and the outstanding balance is zero ($0.00).

NOTE 10 – LINE OF CREDIT

On June 15, 2018, the Company obtained an unsecured revolving line of credit, with a limit of $400,000. The line expires May 15, 2026, renewing automatically every year. The Company is required to make monthly interest payments, at a rate of 8.12% as of September 30, 2025. Any unpaid principal will be due upon maturity. At September 30, 2025 and March 31, 2025, the outstanding balance was $379,594 and $377,161, respectively.

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

Outstanding and exercisable
Range of Exercise prices	Number outstanding	Weighted average remaining life in years	Weighted Average Exercise Price	Exercisable

$-	-	-	$-	-

	9/30/2025		3/31/2025
	# of Shares	Weighted Average	# of Shares	Weighted Average
		Exercise Price		Exercise Price
Outstanding, beginning of year	200,000	$0.20	200,000	$0.20

Issued	-	-	-	-

Exercised	-	-	-	-

Expired	(200,000)	$0.20	-	-

Cancelled	-	-	-	-

Outstanding, end of period	-	$-	200,000	$0.20

Exercisable, end of period	-	$-	200,000	$0.20

NOTE 12 – 401(k) RETIREMENT PLAN

The Company sponsors a defined contribution 401(k) Retirement Plan (the “Plan”) for its eligible employees. Employees become eligible to participate in the Plan upon meeting certain age and service requirements. Employees may contribute up to the maximum amount allowed by law on a pre-tax basis.

The Plan’s investments are recorded at fair value. As of September 30, 2025, Plan assets were diversified across various investment options, including equity funds, fixed income funds, and cash equivalents. During the six months ended September 30, 2025 the Company made matching contributions of $12,294 to the Plan.

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

Product Liability

As of September 30, 2025 and March 31, 2025, there were no claims against us for product liability.

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

Following is a description of the valuation methodologies used for assets at fair value. There have been no changes in the methodologies used at September 30, 2025.

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

The following table sets forth by level, within the fair value hierarchy, the Partnership's assets at fair value as of September 30,2025:

Assets at Fair Value as of September 30, 2025:

	Level 1	Level 2	Level 3	Total
Investment	$265,500	$-	$-	$265,500
TOTAL ASSETS AT FAIR VALUE	$265,500	$-	$-	$265,500

NOTE 16 – INCOME TAXES

The provision for income taxes consisted of the following:

	September 30, 2025	September 30, 2024
Current:
Federal	$-	$-
State	$1,500	$1,000
Total	$1,500	$1,000

Deferred
Federal	$-	$-
State	$-	$-
Total	$-	$-

Provision for income taxes	$1,500	$1,000

The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows:

	9/30/2025	9/30/2024

Book income at federal statutory rate, 21%	44,749	46,301
State Adjustments	(315)	(315)
State Capital Taxes	1,500	1,000
State taxes, net of federal benefit	(29,313)	(29,765)
Permanent Items	505	-
Prior Year Deferred Tax Asset/(L) True Up	-	-
Valuation Allowance	(15,626)	(16,221)
Federal research & development credit generated	-	-
	1,500	1,000

Deferred income taxes reflect the net effects of temporary difference between the carrying amounts of assets and liabilities for financial reporting purposes the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

Deferred tax assets/(liabilities)	9/30/2025	9/30/2024
Federal Net operating loss carryovers	282,489	333,942
New Jersey Net operating loss carryovers	177,127	173,679
Federal R&D Credit	316,772	316,772
New Jersey R&D Credit	-	-
Depreciation & Amortization	146,295	73,209
Allowance For Doubtful Accounts	364,969	364,969
Stock Comp Expense	42,715	42,715
Gross deferred tax assets	1,330,367	1,305,286
Valuation allowance	(1,330,367)	(1,305,286)
Total deferred tax assets	-	-

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

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2025 AS COMPARED TO SEPTEMBER 30, 2024.

For the three months ended September 30, 2025
	Chemical	Electronics	Engineering	Total
Revenue	$309,908	$482,063	$95,527	$887,498
Cost of Sales	187,754	275,460	48,487	511,701
Gross Profit	122,154	206,603	47,040	375,797
Gross Profit Percentage	39%	43%	49%	42%

Operating Expenses	130,631	202,220	40,393	373,244
Operating Income (Loss)	(8,477)	4,383	6,647	2,553
Other income (expenses)	(39,855)	(61,103)	(16,267)	(117,225)
Income (loss) before benefit from income taxes	$(48,332)	$(56,720)	$(9,620)	$(114,672)

For the three months ended September 30, 2024
	Chemical	Electronics	Engineering	Total
Revenue	$295,736	$346,409	$197,891	$840,036
Cost of Sales	183,682	182,180	55,392	421,254
Gross Profit	112,054	164,229	142,499	418,782
Gross Profit Percentage	38%	47%	72%	50%

Operating Expenses	163,894	198,123	102,623	464,640
Operating Income (Loss)	(51,840)	(33,894)	39,876	(45,858)
Other income (expenses)	(3,362)	(6,099)	3,132	(6,329)
Income (loss) before benefit from income taxes	$(55,202)	$(39,993)	$43,008	$(52,187)

Variance
	Chemical	Electronics	Engineering	Total
Revenue	$14,172	$135,654	$(102,364)	$47,462
Cost of Sales	4,072	93,280	(6,905)	90,447
Gross Profit	10,100	42,374	(95,459)	(42,985)
Gross Profit Percentage	1%	-4%	-23%	-8%

Operating Expenses	(33,263)	4,097	(62,230)	(91,396)
Operating Income (Loss)	43,363	38,277	(33,229)	48,411
Other income (expenses)	(36,493)	(55,004)	(19,399)	(110,896)
Income (loss) before benefit from income taxes	$6,870	$(16,727)	$(52,628)	$(62,485)

For the six months ended September 30, 2025
	Chemical	Electronics	Engineering	Total
Revenue	$644,968	$996,745	$219,460	$1,861,173
Cost of Sales	391,057	517,128	95,898	1,004,083
Gross Profit	253,911	479,617	123,562	857,090
Gross Profit Percentage	39%	48%	56%	46%

Operating Expenses	257,131	399,413	88,759	745,303
Operating Income (Loss)	(3,220)	80,204	34,803	111,787
Other income (expenses)	34,910	55,444	12,321	102,675
Income before provision for income taxes	$31,690	$135,648	$47,124	$214,462

For the six months ended September 30, 2024
	Chemical	Electronics	Engineering	Total
Revenue	$615,394	$757,575	$324,912	$1,697,881
Cost of Sales	298,276	342,278	117,642	758,196
Gross Profit	317,118	415,297	207,270	939,685
Gross Profit Percentage	52%	55%	64%	55%

Operating Expenses	295,652	369,570	156,040	821,262
Operating Income (Loss)	21,466	45,727	51,230	118,423
Other income (expenses)	36,741	45,926	19,391	102,058
Income before provision for income taxes	$58,207	$91,653	$70,621	$220,481

Variance
	Chemical	Electronics	Engineering	Total
Revenue	$29,574	$239,170	$(105,452)	$163,292
Cost of Sales	92,781	174,850	(21,744)	245,887
Gross Profit	(63,207)	64,320	(83,708)	(82,595)
Gross Profit Percentage	-13%	-7%	-8%	-9%

Operating Expenses	(38,521)	29,843	(67,281)	(75,959)
Operating Income (Loss)	(24,686)	34,477	(16,427)	(6,636)
Other income (expenses)	(1,831)	9,518	(7,070)	617
Income (loss) before benefit from income taxes	$(26,517)	$43,995	$(23,497)	$(6,019)

Revenues for the three months ended September 30, 2025, increased by $47,462 compared to the same period in 2024. The increase was driven by a $14,172 rise in the Chemical segment and a $135,654 increase in the Electronics segment, partially offset by a $102,364 decline in the Engineering segment.

Revenues for the six months ended September 30, 2025, increased by $163,292 compared to the same period in 2024. The increase was driven by a $29,574 rise in the Chemical segment and a $239,170 increase in the Electronics segment, partially offset by a $105,452 decline in the Engineering segment.

Gross profit for the three months ended September 30, 2025 decreased by $42,985. This decrease was primarily due to a $10,100 increase in the Chemical segment and an increase of $42,374 in the Electronics segment offset by a $95,459 decrease in the Engineering segment.

Gross profit for the six months ended September 30, 2025 decreased by $82,595. This decrease was primarily due to a $64,320 increase in the Electronics segment offset by a decrease of $63,207 in the Chemicals segment and a $83,708 decrease in the Engineering segment.

Operating expenses for the three months ended September 30, 2025, decreased by $91,396, reflecting an increase of $4,097 in the Electronics segment offset by decreases of $33,263 in the Chemical segment, and $62,230 in the Engineering segment.

Operating expenses for the six months ended September 30, 2025, decreased by $75,959, reflecting an increase of $29,843 in the Electronics segment offset by decreases of $38,521 in the Chemical segment, and $67,281 in the Engineering segment.

Operating loss for the three months ended September 30, 2025, declined by $48,411 compared to the prior year. This was primarily due to a $43,367 increase in the Chemical segment and a $38,277 in the Electronics segment offset by a decline of $33,229 in the Engineering segment.

Operating income for the six months ended September 30, 2025, declined by $6,636 compared to the prior year. This was primarily due to a $34,477 increase in the Electronics segment offset by decreases of $24,686 in the Chemical segment and $16,427 in the Engineering segment.

Other income (expenses) for the three months ended September 30, 2025, decreased by $110,896, primarily due to an unrealized loss in investments of $111,000 coupled with a reduction of interest income of $1,978 and offset with a reduction of $1,082 of interest and finance costs.

Other income for the six months ended September 30, 2025, increased by $617, primarily due to an unrealized gain in investments of $3,250, a reduction of 1,848 in interest expense offset by a reduction of interest income of $4,481 and and offset with a reduction of $1,082 of interest and finance costs.

Loss before benefit from income taxes for the three months ended September 30, 2025, decreased by $62,485.

Income before benefit from income taxes for the six months ended September 30, 2025, decreased by $6,019.

We are highly dependent upon certain customers. During the three months ended September 30, 2025, two customers accounted for 46% of our net revenue. Net revenues from foreign customers for the three months ended September 30, 2025 was $131,256 or 15%.

During the six months ended September 30, 2025, two customers accounted for 47% of our net revenue. Net revenues from foreign customers for the six months ended September 30, 2025 was $267,671 or 14%.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2025, we had cash and cash equivalents of $321,224 as compared to $382,969 at March 31, 2024. The $61,745 decrease was primarily the result of cash used in operations during the three-month period in the amount of $14,800, cash provided by investing of $-0- and cash provided in financing activities of $1,537. Our cash will continue to be used for increased marketing costs, and increased production labor costs all in an attempt to increase our revenue, as well as increased expenditures for our internal R&D.  We expect to have enough cash to fund operations for the next twelve months.

Below is a summary of our cash flow for the six-month ending periods indicated:

	September 30, 2025	September 30, 2024
Net cash provided by (used in) operating activities	$(63,282)	$(437,911)
Net cash provided by (used in) investing activities	-	338,500
Cash flows provided (used) in financing activities:	1,537	(9,853)
Net increase (decrease) in cash and cash equivalents	$(61,745)	$(109,264)
Cash and cash equivalents - beginning of period	$382,969	$537,041
Cash and cash equivalents - end of period	$321,224	$427,777

Future Sources of Liquidity:

We expect that growth with profitable customers and continued focus on new customers will enable us to generate cash flows from operating activities during fiscal 2026.

Based on current expectations, we believe that our existing cash and cash equivalents of $321,224 as of September 30, 2025, and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash used by operating activities was $(63,282) for the six months ended September 30, 2025, as compared to net cash used by operating activities of $(437,911) for the six months ended September 30, 2024. The cash used during the six months ended September 30, 2025 was primarily due to net income of $212,961, a decrease in net operating assets of $57,390, coupled by a decrease in net operating liabilities of $185,203, write-off of inventories of $14,905, and amortization of $3,465, credit losses of $14,917, unrealized gain of $114,750, non-cash interest of $7,332 and amortization of right of use asset of $44,856.

INVESTING ACTIVITIES

There were no Investing activities during the six months ended September 30, 2025.

FINANCING ACTIVITIES

For the six months ended September 30, 2025, net cash provided by financing activities was $1,537 due to net borrowing and payments in the line of credit of $2,433 coupled repayments on the PPP loan of $(896).

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

Cash and cash equivalents – For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at inception. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held at these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At September 30, 2025, approximately $71,000 exceeded the FDIC limit.

Investments in publicly held companies are recorded at fair value.  Investments in privately held companies are valued at cost, net book value or fair value, when available. Investment value at cost or net book value is a departure from accounting principles generally accepted in the United States of America.  As of November 14, 2025, the valuation of the publicly held company decreased by $111,000.

Our sales are materially dependent on a small group of customers, as noted in Note 5 of our condensed consolidated financial statements. We monitor our credit risk associated with our receivables on a routine basis. We also maintain credit controls for evaluating and granting customer credit.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Ru1e 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly and year-to-date period ended September 30, 2025, there were no changes in the Company's internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

The determination that our disclosure controls and procedures were not effective as of September 30, 2025, is a result of:

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

The Company believes that the financial statements present fairly, in all material respects, the Company’s condensed consolidated balance sheets as of September 30, 2025, and March 31, 2025 and the related condensed consolidated statements of operations, and cash flows for the three and six months ended September 30, 2025 and 2024, in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

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
November 14, 2025