Form 10-Q
period 2025-12-31
ADM TRONICS UNLIMITED, INC.
filed 2026-02-13
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

The Company has 67,588,492 shares outstanding as of February 14, 2026.

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
	2025	2025

ASSETS

Current assets:
Cash and cash equivalents	$298,733	$382,969
Accounts receivable, net of credit losses of $975,597 at December 31, 2025 and March 31, 2025, respectively	559,801	528,383
Inventories	341,433	336,270
Prepaid expenses and other current assets	176	1,800

Total current assets	1,200,143	1,249,422

Other Assets:
Long-term inventory	192,040	220,401
Operating lease right-of-use asset	245,470	313,189
Loan receivable, net of allowance for doubtful accounts of $240,965 at December 31, 2025 and March 31, 2025, respectively.	89,125	89,125
Investments	315,000	225,750
Intangible assets, net of accumulated amortization of $40,389 and $35,242 at December 31, 2025 and March 31, 2025, respectively	9,920	15,067
Other assets	-	14,917

Total other assets	851,555	878,449
Total assets	$2,051,698	$2,127,871

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$276,033	$299,007
Bank overdraft	125,622	147,503
Accrued expenses and other current liabilities	83,095	29,240
PPP loan	-	896
Line of credit	379,445	377,161
Operating lease liability	96,933	93,373
Customer deposits	95,508	201,968

Total current liabilities	1,056,636	1,149,148
Long-term liabilities
Due to employee	79,074	79,449
Operating lease liability less current portion	154,777	227,928
Total long-term liabilities	233,851	307,377

Total liabilities	1,290,487	1,456,525

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 shares authorized, 67,588,492 shares issued and outstanding	33,794	33,794
Additional paid-in capital	33,607,772	33,607,772
Accumulated deficit	(32,880,355)	(32,970,220)
Total stockholders' equity	761,211	671,346

Total liabilities and stockholders' equity	$2,051,698	$2,127,871

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

(Unaudited)

	Three months ended		Nine months ended
	December 31,		December 31,
	2025	2024	2025	2024

Net revenues	$803,088	$749,510	$2,664,261	$2,447,391

Cost of sales	530,592	481,331	1,534,675	1,239,527

Gross Profit	272,496	268,179	1,129,586	1,207,864

Operating expenses:
Research and development	180,214	161,005	402,543	400,583
Selling, general and administrative	176,723	196,443	699,697	778,127

Total operating expenses	356,937	357,448	1,102,240	1,178,710
Income (loss) from operations	(84,441)	(89,269)	27,346	29,154
Other income (expense):
Interest income	2,509	2,923	5,764	10,659
Interest and finance expenses	(7,424)	(8,331)	(22,754)	(25,509)
Gain/(loss) from investment	(25,500)	(142,500)	89,250	(31,000)
Total other income (expense)	(30,415)	(147,908)	72,260	(45,850)
Income (loss) before provision for income taxes	(114,856)	(237,177)	99,606	(16,696)

Provision for (benefit) income taxes:
Current	-	500	1,500	1,500
Deferred	-	-	-	-
Total provision (benefit) for income taxes	-	500	1,500	1,500

Net income (loss)	$(114,856)	$(237,677)	$98,106	$(18,196)

Basic and diluted per common share:	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average shares of common stock outstanding - basic and diluted	67,588,492	67,588,492	67,588,492	67,588,492

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

(Unaudited)

	Common Stock	Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at April 1, 2024	67,588,492	$33,794	$33,603,644	$(32,945,047)	$692,391
Stock based compensation			1,032		1,032
Prior period adjustment				54,750	54,750
Net income (loss)				272,168	272,168
Balance at June 30, 2024	67,588,492	$33,794	$33,604,676	$(32,618,129)	$1,020,341
Stock based compensation			1,032		1,032
Prior period adjustment				43,133	43,133
Net income (loss)				(52,687)	(52,687)
Balance at September 30, 2024	67,588,492	$33,794	$33,605,708	$(32,627,683)	$1,011,819
Stock based compensation			1,032		1,032
Net income (loss)				(237,677)	(237,677)
Balance at December 31, 2024	67,588,492	$33,794	$33,606,740	$(32,865,360)	$775,174

Balance at April 1, 2025	67,588,492	$33,794	$33,607,772	$(32,970,220)	$671,346
Prior period adjustment				(3,884)	(3,884)
Net income (loss)				327,634	327,634
Balance at June 30, 2025	67,588,492	$33,794	$33,607,772	$(32,646,470)	$995,096
Net income (loss)				(114,672)	(114,672)
Balance at September 30, 2025	67,588,492	$33,794	$33,607,772	$(32,761,142)	$880,424
Prior period adjustment				(4,357)	(4,357)
Net income (loss)				(114,856)	(114,856)
Balance at December 31, 2025	67,588,492	$33,794	$33,607,772	$(32,880,355)	$761,211

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

(Unaudited)

	December 31, 2025	December 31, 2024
Cash flows from operating activities:
Net income	$98,106	$(18,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	5,147	5,185
Write-off of inventories	17,012	49,214
Credit recoveries	14,917	-
Unrealized gain in investment	(89,250)	31,000
Non-cash interest expense	10,563	-
Amortization of right-to-use asset	67,719	64,331
Stock based compensation	-	3,096
Changes in operating assets and liabilities balances:
Accounts receivable	(31,418)	(29,627)
Due to employee	375	-
Inventories	6,186	(194,796)
Prepaid expenses and other current assets	1,624	12,830
Investments	-	(337,500)
Accounts payable	(22,974)	50,620
Bank overdraft	(21,881)	(95,590)
Customer deposits	(106,460)	19,364
Accrued expenses and other current liabilities	47,672	(4,660)
Payments of operating lease liability	(80,154)	(66,204)
Net cash provided by (used in) operating activities	(82,815)	(510,933)
Cash flows from investing activities:
Investments	-	338,500
Net cash provided by (used in) investing activities	-	338,500
Cash flows provided (used) in financing activities:
Proceeds from line of credit	7,408	47,403
Repayments of line of credit	(7,558)	(56,725)
Due to employee	(375)	79,449
Proceeds (payments) from/to PPP loan	(896)	(4,035)
Net cash provided by (used in) financing activities	(1,421)	66,092

Net increase (decrease) in cash and cash equivalents	(84,236)	(106,341)
Cash and cash equivalents - beginning of period	382,969	537,041
Cash and cash equivalents - end of period	$298,733	$430,700
Cash paid for:
Interest	$22,754	$25,509
Taxes	$1,500	$1,000

See accompanying notes to the unaudited condensed consolidated financial statements

ADM TRONICS UNLIMITED, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2025 AND 2024

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

CASH AND CASH EQUIVALENTS

Cash equivalents are comprised of highly liquid investments with original maturities of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses to date as a result of this policy. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At December 31, 2025 and March 31, 2025, approximately $49,000 and $133,000, respectively, exceeded the FDIC limit.

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

Amounts received from customers in advance of our satisfaction of applicable performance obligations are recorded as customer deposits. Such amounts are recognized as revenues when the related performance obligations are satisfied. Customer deposits of approximately $25,000 and $125,000 as of March 31, 2025 were recognized as revenues during the three and nine months ended December 31, 2025, respectively.

Customer deposits of approximately $25,000 and $124,300 as of March 31, 2024 were recognized as revenues during the three and nine months ended December 31, 2025.

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

PROPERTY AND EQUIPMENT

We record our property and equipment at historical cost. We expense maintenance and repairs as incurred. Depreciation is provided for by the straight-line method over five to seven years, the estimated useful lives of the property and equipment. As of December 31, 2025 and March 31, 2025, all fixed assets were fully depreciated.

INTANGIBLE ASSETS

Intangible assets are reviewed for impairment annually whenever changes in circumstances indicate that the carrying amount may not be recoverable. In reviewing for impairment, the Company compares the carrying value of the relevant asset to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and its carrying value. During the fiscal three and nine months ended December 31, 2025 and 2024, there were no impairments.

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to $2,552 and $3,680 and $7,598 and $8,114 For the three and nine months ended December 31, 2025 and December 31, 2024, respectively.

SHIPPING AND HANDLING COSTS

Shipping and handling costs incurred For the three and nine months ended December 31, 2025 were $2,779 and $7,413. Shipping and handling costs incurred For the three and nine months ended December 31, 2024 were $2,779 and $8,085, respectively. Such costs are included in selling, general, and administrative expenses in the accompanying consolidated statements of operations.

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

Jurisdiction	Fiscal Year
Federal	2022 and beyond
New Jersey	2021 and beyond

There are currently no tax years under examination by any major tax jurisdictions.

The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of Selling, General and Administrative expense.

As of December 31, 2025, and 2024, the Company has no accrued interest or penalties related to uncertain tax positions.

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

There were zero (-0-) and 200,000 anti-dilutive instruments in force during the periods ended December 31, 2025 and 2024, respectively.

Per share basic and diluted income / (loss) per share amounted to $(0.00) and $(0.00) for the three months ended December 31, 2025 and 2024 respectively, and $0.00 and $(0.00) for the nine months ended December 31, 2025 and 2024, respectively.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced losses from operations and negative cash flows from operating activities, management has initiated several strategic plans to improve the Company's financial position. As of December 31, 2025, the Company had an accumulated deficit of $32,880,355 and cash used by operating activities of  $(82,815). Management's plans to address these conditions include leveraging existing resources and focusing on revenue growth and orders in the pipeline, which are expected to push the Company to profitability within the next fiscal year.

There is substantial doubt that the funding plans will be successful and therefore the conditions discussed above have not been alleviated. As a result, there is substantial doubt about the Company’s ability to continue as a going concern for one year from February 10, 2026, the date the Consolidated Financial Statements were available to be issued.

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

NOTE 3 - INVENTORIES

Inventories at December 31, 2025 consisted of the following:

	Current	Long Term	Total
Raw materials	$283,597	$181,243	$464,840
Finished goods	57,836	10,797	68,633
Totals	$341,433	$192,040	$533,473

Inventories at March 31, 2025 consisted of the following:

	Current	Long Term	Total
Raw materials	$279,223	$209,045	$488,268
Finished goods	57,047	11,356	68,403
Totals	$336,270	$220,401	$556,671

NOTE 4 - INTANGIBLE ASSETS

	December 31, 2025						March 31, 2025
	Cost	Weighted Average Amortization Period (Years)			Accumulated Amortization	Net Carrying Amount	Cost	Weighted Average Amortization Period (Years)			Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$35,794	10	-	15	$(29,499)	$6,295	$35,794	10	-	15	$(27,982)	$7,812
Software	$14,515	3			$(10,890)	$3,625	$14,515	3			$(7,260)	$7,255

	$50,309				$(40,389)	$9,920	$50,309				$(35,242)	$15,067

Estimated aggregate future amortization expense related to intangible assets is as follows:

For the fiscal years ended March 31,
2026	$1,670
2027	4,139
2028	1,724
2029	1,551
2030	836

$9,920

NOTE 5 – CONCENTRATIONS

During the three and nine months ended December 31, 2025,  two customers accounted for 44% and 43% of our net revenue, respectively.

During the three and nine months ended December 31, 2024,  two customers accounted for 54% and 48% of our net revenue, respectively.

As of December 31, 2025, two customers represented 61% of our gross accounts receivable. As of March 31, 2025, four customers accounted for 89% of our gross accounts receivable.

As of December 31, 2024, three customers represented 88% of our gross accounts receivable.

As of December 31, 2025, two vendors accounted for over 27% of our accounts payable balance.

As of December 31, 2024, one vendor accounted for over 19% of our accounts payable balance.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Net revenues from foreign customers for the three and nine months ended December 31, 2025 were $106,533 or 13% and $385,970 or 14%, respectively.

Net revenues from foreign customers for the three and nine months ended December 31, 2024 were $68,802 or 9% and $282,984 or 12%, respectively.

NOTE 6 - DISAGGREGATED REVENUES AND SEGMENT INFORMATION

The following tables show the Company's revenues disaggregated by reportable segment and by product and service type:

	Three months Ended December 31,
	2025	2024
Net Revenue in the US
Chemical	$190,698	$213,449
Electronics	447,992	351,532
Engineering	57,865	115,727
	696,555	680,708

Net Revenue outside the US
Chemical	106,533	68,802
Electronics	-	-
Engineering	-	-
	106,533	68,802

Total Revenues	$803,088	$749,510

	Nine Months Ended December 31,
	2025	2024
Net Revenue in the US
Chemical	$556,229	$614,661
Electronics	1,444,737	1,109,107
Engineering	277,325	440,639
	2,278,291	2,164,407

Net Revenue outside the US
Chemical	385,970	282,984
Electronics	-	-
Engineering	-	-
	385,970	282,984

Total Revenues	$2,664,261	$2,447,391

NOTE 7 – DUE FROM AFFILIATE

The Company provided $330,090 in engineering services to Qol during the year March 31, 2018. This amount is shown net of a $240,965 allowance for credit losses on the consolidated balance sheets as of December 31, 2025 and March 31, 2025, respectively.

NOTE 8 – LEASES

We lease our office and manufacturing facility under a non-cancellable operating lease, which expires on June 30, 2028. The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of December 31, 2025:

	For the fiscal year ended:	Amount
FY 2026	March 31, 2026		$26,718
FY 2027	March 31, 2027		106,872
FY 2028	March 31, 2028		106,872
FY 2029	March 31, 2029	ends June 30, 2029	26,718
			267,180
	Less: Amount attributable to imputed interest		(15,470)
			$251,710

	Weighted average remaining lease term (in years)		1.7
	Weighted average discount rate		5%

Rent and real estate tax expense for all facilities for the three and nine months ended December 31, 2025 was approximately $37,700 and 113,200, respectively.

Rent and real estate tax expense for all facilities for the three and nine months ended December 31, 2024 was approximately $37,000 and $113,200, respectively..

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

The unforgiven portion of the first PPP loan is $19,725, which was converted to a term loan payable in equal installments of principal plus interest at 1% with a maturity date of May 15, 2025. No collateral or personal guarantees was required for the loan. At December 31, 2025, the loan was fully paid and the outstanding balance is zero ($0.00).

NOTE 10 – LINE OF CREDIT

On June 15, 2018, the Company obtained an unsecured revolving line of credit, with a limit of $400,000. The line expires May 15, 2026, renewing automatically every year. The Company is required to make monthly interest payments, at a rate of 7.62% as of December 31, 2025. Any unpaid principal will be due upon maturity. At December 31, 2025 and March 31, 2025, the outstanding balance was $379,445 and $377,161, respectively.

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

Outstanding and exercisable
Range of Exercise prices	Number outstanding	Weighted average remaining life in years	Weighted Average Exercise Price	Exercisable

$-	-	-	$-	-

	12/31/2025		3/31/2025
	# of Shares	Weighted Average	# of Shares	Weighted Average
		Exercise Price		Exercise Price
Outstanding, beginning of year	200,000	$0.20	200,000	$0.20

Issued	-	-	-	-

Exercised	-	-	-	-

Expired	(200,000)	$0.20	-	-

Cancelled	-	-	-	-

Outstanding, end of period	-	$-	200,000	$0.20

Exercisable, end of period	-	$-	200,000	$0.20

NOTE 12 – 401(k) RETIREMENT PLAN

The Company sponsors a defined contribution 401(k) Retirement Plan (the “Plan”) for its eligible employees. Employees become eligible to participate in the Plan upon meeting certain age and service requirements. Employees may contribute up to the maximum amount allowed by law on a pre-tax basis.

The Plan’s investments are recorded at fair value. As of December 31, 2025, Plan assets were diversified across various investment options, including equity funds, fixed income funds, and cash equivalents. During the three and nine months ended December 31, 2025 the Company made matching contributions of $5,765 and $18,060 respectively, to the Plan.

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

Product Liability

As of December 31, 2025 and March 31, 2025, there were no claims against us for product liability.

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

Following is a description of the valuation methodologies used for assets at fair value. There have been no changes in the methodologies used at December 31, 2025.

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

The following table sets forth by level, within the fair value hierarchy, the Partnership's assets at fair value as of December 31, 2025:

Assets at Fair Value as of December 31, 2025:

	Level 1	Level 2	Level 3	Total
Investment	$240,000	$-	$-	$240,000
TOTAL ASSETS AT FAIR VALUE	$240,000	$-	$-	$240,000

NOTE 16 – INCOME TAXES

The provision for income taxes consisted of the following:

December 31, 2025
Current:
Federal	$-
State	$1,500
Total	$1,500

Deferred
Federal	$-
State	$-
Total	$-

Provision for income taxes	$1,500

The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows:

12/31/2025

Book income at federal statutory rate, 21%	$20,917
State Adjustments	(315)
State Capital Taxes	1,500
State taxes, net of federal benefit	20,512
Permanent Items	505
Prior Year Deferred Tax Asset/(L) True Up	-
Valuation Allowance	(41,619)
Federal research & development credit generated	-
$1,500

Deferred income taxes reflect the net effects of temporary difference between the carrying amounts of assets and liabilities for financial reporting purposes the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

Deferred tax assets/(liabilities)	12/31/2025
Federal Net operating loss carryovers	$267,497
New Jersey Net operating loss carryovers	150,659
Federal R&D Credit	316,772
New Jersey R&D Credit	-
Depreciation & Amortization	155,184
Allowance For Doubtful Accounts	364,969
Stock Comp Expense	42,715
Gross deferred tax assets	1,297,796
Valuation allowance	(1,297,796)
Total deferred tax assets	$-

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

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2025 AS COMPARED TO DECEMBER 31, 2024.

For the three months ended December 31, 2025
	Chemical	Electronics	Engineering	Total
Revenue	$297,231	$447,992	$57,865	$803,088
Cost of Sales	232,305	250,966	47,321	530,592
Gross Profit	64,926	197,026	10,544	272,496
Gross Profit Percentage	22%	44%	18%	34%

Operating Expenses	139,677	195,796	21,464	356,937
Operating Income (Loss)	(74,751)	1,230	(10,920)	(84,441)
Other income (expenses)	(8,896)	(16,424)	(5,095)	(30,415)
Income (loss) before benefit from income taxes	$(83,647)	$(15,194)	$(16,015)	$(114,856)

For the three months ended December 31, 2024
	Chemical	Electronics	Engineering	Total
Revenue	$282,251	$351,532	$115,727	$749,510
Cost of Sales	221,342	219,227	40,762	481,331
Gross Profit	60,909	132,305	74,965	268,179
Gross Profit Percentage	22%	38%	65%	36%

Operating Expenses	140,470	160,848	56,130	357,448
Operating Income (Loss)	(79,561)	(28,543)	18,835	(89,269)
Other income (expenses)	(53,706)	(66,558)	(27,644)	(147,908)
Income (loss) before benefit from income taxes	$(133,267)	$(95,101)	$(8,809)	$(237,177)

Variance
	Chemical	Electronics	Engineering	Total
Revenue	$14,980	$96,460	$(57,862)	$53,578
Cost of Sales	10,963	31,739	6,559	49,261
Gross Profit	4,017	64,721	(64,421)	4,317
Gross Profit Percentage	0%	6%	-47%	-2%

Operating Expenses	(793)	34,948	(34,666)	(511)
Operating Income (Loss)	4,810	29,773	(29,755)	4,828
Other income (expenses)	44,810	50,134	22,549	117,493
Income (loss) before benefit from income taxes	$49,620	$79,907	$(7,206)	$122,321

Revenues for the three months ended December 31, 2025, increased by $53,578 compared to the same period in 2024. The increase was driven by a $14,980 rise in the Chemical segment and a $96,460 increase in the Electronics segment, partially offset by a $57,862 decline in the Engineering segment.

Revenues for the nine months ended December 31, 2025, increased by $216,870 compared to the same period in 2024. The increase was driven by a $44,554 rise in the Chemical segment and a $333,630 increase in the Electronics segment, partially offset by a $163,314 decline in the Engineering segment.

Gross profit for the three months ended December 31, 2025 increased by $4,317. This increase was primarily due to a $4,017 increase in the Chemical segment and an increase of $64,721 in the Electronics segment offset by a $64,421 decrease in the Engineering segment.

Gross profit for the nine months ended December 31, 2025 decreased by $78,278. This decrease was primarily due to a $129,041 increase in the Electronics segment offset by a decrease of $59,190 in the Chemicals segment and a $148,129 decrease in the Engineering segment.

Operating expenses for the three months ended December 31, 2025, decreased by $511, reflecting an increase of $34,948 in Electronics, offset by decreases of $793 in the Chemical segment and $34,666 in the Engineering segment.

Operating expenses for the nine months ended December 31, 2025, decreased by $76,470, reflecting an increase of $64,791 in the Electronics segment offset by decreases of $39,314 in the Chemical segment, and $101,947 in the Engineering segment.

Operating loss for the three months ended December 31, 2025, declined by $4,828 compared to the prior year. This was primarily due to a $4,810 increase in the Chemical segment and a $29,773 in the Electronics segment offset by a decline of $29,755 in the Engineering segment.

Operating income for the nine months ended December 31, 2025, decreased by $1,808 compared to the prior year. This was primarily due to a $64,250 increase in the Electronics segment offset by decreases of $19,876 in the Chemical segment and $46,182 in the Engineering segment.

Other expenses for the three months ended December 31, 2025, decreased by $117,493, primarily due to an unrealized loss in investments of $25,500 coupled with a reduction of interest income of $1,978 and offset with a reduction of $1,082 of interest and finance costs.

Other income for the nine months ended December 31, 2025, increased by $118,110, primarily due to an unrealized gain in investments of $120,250, an increase of $2,755 in interest expense offset by a reduction of interest income of $4,895.

Loss before benefit from income taxes for the three months ended December 31, 2025, decreased by $122,321.

Income before benefit from income taxes for the nine months ended December 31, 2025, increased by $116,302.

We are highly dependent upon certain customers. During the three months ended December 31, 2025, two customers accounted for 44% of our net revenue. Net revenues from foreign customers for the three months ended December 31, 2025 was $106,533 or 13%.

During the nine months ended December 31, 2025, two customers accounted for 43% of our net revenue. Net revenues from foreign customers for the nine months ended December 31, 2025 was $385,970 or 14%.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2025, we had cash and cash equivalents of $298,733 as compared to $382,969 at March 31, 2025. The $84,236 decrease was primarily the result of cash used in operations during the nine-month period in the amount of $82,815, cash provided by investing of $-0- and cash used in financing activities of $1,421. Our cash will continue to be used for increased marketing costs, and increased production labor costs all in an attempt to increase our revenue, as well as increased expenditures for our internal R&D.  We expect to have enough cash to fund operations for the next twelve months.

Below is a summary of our cash flow for the nine-month ending periods indicated:

	December 31, 2025	December 31, 2024
Net cash provided by (used in) operating activities	$(82,815)	$(510,933)
Net cash provided by (used in) investing activities	-	338,500
Cash flows provided (used) in financing activities:	(1,421)	66,092
Net increase (decrease) in cash and cash equivalents	$(84,236)	$(106,341)
Cash and cash equivalents - beginning of period	$382,969	$537,041
Cash and cash equivalents - end of period	$298,733	$430,700

Future Sources of Liquidity:

We expect that growth with profitable customers and continued focus on new customers will enable us to generate cash flows from operating activities during fiscal 2026.

Based on current expectations, we believe that our existing cash and cash equivalents of $298,733 as of December 31, 2025, and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash used by operating activities was $(82,815) for the nine months ended December 31, 2025, as compared to net cash used by operating activities of $(510,933) for the nine months ended December 31, 2024. The cash used during the nine months ended December 31, 2025 was primarily due to net income of $98,106, a decrease in net operating assets of $23,233, coupled by a decrease in net operating liabilities of $183,797, write-off of inventories of $17,012, and amortization of $5,147 credit recoveries of $14,917, unrealized gain of $89,250, non-cash interest of $10,563 and amortization of right of use asset of $67,719.

INVESTING ACTIVITIES

There were no Investing activities during the nine months ended December 31, 2025.

FINANCING ACTIVITIES

For the nine months ended December 31, 2025, net cash used by financing activities was $1,421 due to net borrowing and payments in the line of credit of $150 coupled repayments on the PPP loan of $(896).

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

Cash and cash equivalents – For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at inception. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held at these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At December 31, 2025, approximately $49,000 exceeded the FDIC limit.

Investments in publicly held companies are recorded at fair value.  Investments in privately held companies are valued at cost, net book value or fair value, when available. Investment value at cost or net book value is a departure from accounting principles generally accepted in the United States of America.  As of February 14, 2026, the valuation of the publicly held company increased by $89,250.

Our sales are materially dependent on a small group of customers, as noted in Note 5 of our condensed consolidated financial statements. We monitor our credit risk associated with our receivables on a routine basis. We also maintain credit controls for evaluating and granting customer credit.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Ru1e 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly and year-to-date period ended December 31, 2025, there were no changes in the Company's internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

The determination that our disclosure controls and procedures were not effective as of December 31, 2025, is a result of:

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

The Company believes that the financial statements present fairly, in all material respects, the Company’s condensed consolidated balance sheets as of December 31, 2025, and March 31, 2025 and the related condensed consolidated statements of operations, and cash flows For the three and nine months ended December 31, 2025 and 2024, in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

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
February 13, 2026