Form 10-K
period 2026-03-31
ADM TRONICS UNLIMITED, INC.
filed 2026-07-10
CIK 849401

SS

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

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

Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of September 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter was $6,758,849.

The number of shares of the Common Stock outstanding as of July 7, 2026 was 67,588,492.

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

The Company is a corporation organized under the laws of the State of Delaware on November 24, 1969. The Company's operations are conducted through ADM Tronics Unlimited, Inc. ("ADM"). Sonotron Medical Systems, Inc. ("SMI"), a former wholly owned subsidiary of ADM, had been inactive for several years and was dissolved during the fiscal year ended March 31, 2026. The dissolution of SMI had no material impact on the Company's operations, financial position, or results of operations.

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

CONTRACT MANUFACTURING

The Company derives revenues from contract manufacturing of electronic medical and other devices from non-affiliated customers. As of March 31, 2026, we had approximately $956,000 of back-log for electronic product orders.

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

Through its Antistatic Industries division, the Company develops, manufactures, and distributes conductive and antistatic products for commercial and industrial applications. Antistatic Industries' product offerings include conductive paints and coatings, hoses, garments, floor mats, rugs, tapes, hook-and-loop fasteners, adhesive products, and other specialty items designed to control or dissipate static electricity. These products are utilized by customers in a variety of industries, including electronics, computer, pharmaceutical, and chemical manufacturing, where the control of static electricity is important for personnel safety, equipment protection, product quality, and operational efficiency. Antistatic Industries also develops proprietary low-volatile organic compound ("VOC") conductive and antistatic paint and coating formulations that provide alternatives to traditional solvent-based products. The division continues to invest in research and development to enhance existing products and develop new solutions that address evolving customer requirements for static control and manufacturing process efficiency.

The Antistatic Industries division was acquired by the Company in 2009.

None of our chemical products are protected by patents, although the names of some of such products have been protected by trademarks. We do not believe that any such trademarks are material to our business. As of March 31, 2026, the dollar amount of backlog orders for our chemical products believed by us to be firm was not material.

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

CUSTOMERS

During the year ended March 31, 2026 and 2025, two customers accounted for 46% and 48%, respectively, of our net revenue. As of March 31, 2026 and 2025, two customers accounted for 51% and 55% respectively of our accounts receivable. The loss of these major customers could have a material impact on our operations and cash flow.

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

Under contract manufacturing agreements, all inventions, patentable or otherwise, trade secrets, discoveries, ideas, writings, technology, know-how, improvements or other advances or findings relating to the entities' products and technologies shall be and become the exclusive proprietary and confidential information of such entity or any person to whom such entity may have assigned rights therein. ADM has no rights in any such proprietary or confidential information and is prohibited from using or disclosing any of such proprietary or confidential information for its own benefit or purposes, or for the benefit or purpose of any other person other than the entity without such entity's prior written consent. ADM has also agreed to cooperate with each entity in securing for it any patents, copyrights, trademarks or the like which it may seek to obtain in connection therewith. If ADM breaches any of the confidentiality agreements contained in the manufacturing agreement, or if these agreements are not sufficient to protect the entity's technology or are found to be unenforceable, the entity's competitors could acquire and use information that it considers to be our trade secrets, and the entity may not be able to compete effectively.

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

RESEARCH AND DEVELOPMENT

During our fiscal years ended March 31, 2026 and 2025, research and development expenses with respect to company-sponsored research and development activities were $544,971 and $517,275 respectively. During such fiscal years, we did not expend any funds on customer-sponsored research and development activities with respect thereto, other than contracted research and development from engineering services customers.

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

RISKS RELATING TO OUR OPERATIONS

NEW ENVIRONMENTAL OR OTHER REGULATIONS COULD INCREASE THE COMPANY'S OPERATING COSTS.

Like other manufacturers, the Company is subject to a broad range of Federal, state and local laws and requirements, including those governing discharges in the air and water, the handling and disposal of solid and hazardous substances and wastes, the remediation of contamination associated with the release of hazardous substances, workplace safety and equal employment opportunities. We have made expenditures to comply with such laws and requirements. We believe, based on information currently available to management, that we are in compliance with applicable environmental and other legal requirements and that we will not require material capital expenditures to maintain compliance with such requirements in the foreseeable future. Governmental authorities have the power to enforce compliance with such laws and regulations, and violators may be subject to penalties, injunctions or both. Third parties may also have the right to enforce compliance with such laws and regulations. As ADM develops new products, those products may become subject to additional review and approval requirements governing the sale and use of its products. Although our manufacturing processes do not currently result in the generation of hazardous wastes, this may not always be the case and material costs or liabilities may be incurred by us in the future as a result of the manufacturing operations. It is also possible that other developments, such as additional or increasingly strict requirements of laws and regulations of these types, or enforcement policies there under, could significantly increase our costs of operations.

BECAUSE WE USE VARIOUS MATERIALS AND SUBSTANCES IN MANUFACTURING OUR CHEMICAL PRODUCTS, OUR PRODUCTION FACILITIES ARE SUBJECT TO OPERATING HAZARDS THAT COULD CAUSE PERSONAL INJURY AND LOSS OF LIFE, SEVERE DAMAGE TO, OR DESTRUCTION OF PROPERTY AND EQUIPMENT AND ENVIRONMENTAL CONTAMINATION.

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

RISKS RELATED TO OUR COMPANY

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced losses from operations and negative cash flows from operating activities, management has initiated several strategic plans to improve the Company's financial position. As of March 31, 2026, the Company had an accumulated deficit of $33,070,594. Management's plans to address these conditions include leveraging existing resources and focusing on revenue growth and orders in the pipeline, which are expected to push the Company to profitability within the next fiscal year.

There is substantial doubt that the funding plans will be successful and therefore the conditions discussed above have not been alleviated. As a result, there is substantial doubt about the Company’s ability to continue as a going concern for one year from July 7, 2026, the date the Financial Statements were available to be issued.

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

We are highly dependent upon certain customers to generate our revenues. For fiscal years ended March 31, 2026 and March 31, 2025 two customers accounted for 46% and 48% respectively, of our net revenue. All customer purchases are made through purchase orders, and we do not have any long-term contracts with customers. The complete loss of, or significant reduction in business from, or a material adverse change in the financial condition of, any such customers will cause a material and adverse change in our revenues and operating results.

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

Our executive officer and director, Mr. DiMino, together with members of the DiMino family and entities affiliated with them may be deemed to beneficially own, in the aggregate, approximately 38% of our outstanding common stock. The interests of our current officer and director shareholder may differ from the interests of our other shareholders. As a result, the current officer and director would have the ability to exercise substantial control over all corporate actions requiring shareholder approval, irrespective of how our other shareholders may vote, including the following actions:

●	the election of directors;
●	adoption of stock option plans;
●	the amendment of charter documents; or
●	the approval of certain mergers and other significant corporate transactions, including a sale of substantially all of our assets.

PENNY STOCK REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY OF OUR SECURITIES.

As of March 31, 2026, our common stock was exempt from the definition of a Penny Stock under SEC under Rule 240.3a51-1 because it meets one of the following tests: 1) A price of over $5 per share, 2) the issuer has Average Revenue of at least $6 million for the last 3 years, or 3) the issuer has Net Tangible Assets in excess of $2 million if the issuer has been in continuous operations for at least 3 years or $5 million if less than 3 years. Should we not meet one of the aforementioned requirements in the future, our common stock would be subject to penny stock rules. Penny stock rules, may discourage broker-dealers from effecting transactions in our common stock or affect their ability to sell our securities. Trading volume of OTCQB stocks have been historically lower and more volatile then stocks traded on an exchange or the Nasdaq Stock Market. In addition, we may be subject to rules of the SEC that impose additional requirements on broker-dealers when selling penny stocks to persons other than established customers and accredited investors. In general, an accredited investor is a person with assets in excess of $1,000,000 or annual income exceeding $200,000 individually, or $300,000 together with his or her spouse. The relevant SEC regulations generally define penny stocks to include any equity security not traded on an exchange or the Nasdaq Stock Market with a market price (as defined in the regulations) of less than $5 per share. Under the penny stock regulations, a broker-dealer must make a special suitability determination as to the purchaser and must have the purchaser's prior written consent to the transaction. Prior to any transaction in a penny stock covered by these rules, a broker-dealer must deliver a disclosure schedule about the penny stock market prepared by the SEC. Broker-dealers must also make disclosure concerning commissions payable to both the broker-dealer and any registered representative and provide current quotations for the securities. Finally, broker-dealers are required to send monthly statements disclosing recent price information for the penny stock held in an account and information on the limited market in penny stocks.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 1C. CYBERSECURITY

Risk management and strategy

We rely on information technology to operate our business. We have policies and processes designed to protect our information technology systems, some of which are managed by third parties, and resolve issues in a timely manner in the event of a cybersecurity threat or incident.

Due to our highly regulated stature for medical device development and manufacture, we have been practicing cybersecurity for a long time. We are ISO-13485 Certified for medical device manufacturing. Elements of that certification include risk management. And we are knowledgeable about ISO-27001. We have an engineer responsible for the security of our computers, network, etc.

We have robust firewalls for all access points. We have top line anti-virus on all computers and networks. We have prioritized the risks to protect our networks. To protect our departments, we have implemented an architecture of a separate network for administration and one for engineering. This gives redundancy and protection. There is onsite as well as offsite backup as well as a separation of Wi-Fi for visitors to prevent access to our network.

A plan is in place to restore our networks if attacked by both our on-site backup and if needed the off-site backup. We have very complex software for our engineering. We also have a robust accounting ERP software. These are regularly maintained and updated.

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

Quarter Ended	High Bid	Low Bid

Fiscal 2026
3/31/2026	$0.11	$0.06
12/31/2025	$0.12	$0.07
9/30/2025	$0.10	$0.05
6/30/2025	$0.07	$0.05

Fiscal 2025
3/31/2025	$0.07	$0.06
12/31/2024	$0.07	$0.06
9/30/2024	$0.07	$0.06
6/30/2024	$0.09	$0.07

HOLDERS OF RECORD

As of March 31, 2026, 67,588,492 shares of the Company's common stock were issued and outstanding. On March 31, 2026, there were 1,321 shareholders of record.

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

CRITICAL ACCOUNTING POLICIES

REVENUE RECOGNITION

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser. We offer a limited 90-day warranty on our electronics products and contract manufacturing and a limited 5-year warranty on our electronic controllers for spas and hot tubs. Historically, the amount of warranty revenue included in sales of our electronic products have been de minimis. We have no other post shipment obligations. Based on prior experience, no amounts have been accrued for potential warranty costs and actual costs were less than $2,000, for each of the fiscal years ended March 31, 2026 and 2025. For contract manufacturing, revenues are recognized after shipment of the completed products.

Amounts received from customers in advance of our satisfaction of applicable performance obligations are recorded as customer deposits. Such amounts are recognized as revenues when the related performance obligations are satisfied. Customer deposits of approximately $159,000 as of March 31, 2025 were recognized as revenues during the year ended March 31, 2026.

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

ACCOUNTS RECEIVABLE

ADM extends credit terms to our customers based on their credit worthiness. As such, we record accounts receivable at the time of shipment, when our right to consideration becomes unconditional. Accounts receivable from our customers are typically due within 30 days of invoicing. An allowance for credit loss is provided based on a periodic analysis of individual account balances, including an evaluation of days outstanding, payment history, recent payment trends, and our assessment of our customers' creditworthiness.

USE OF ESTIMATES

Our discussion and analysis of our financial condition and results of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to reserves, deferred tax assets and valuation allowance, impairment of long-lived assets, fair value of equity instruments issued to consultants for services and fair value of equity instruments issued to others. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

NEW ACCOUNTING STANDARDS

In June 2016, the FASB issued ASU 2016‑13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This guidance affects entities holding financial assets and net investments in leases that are not measured at fair value through net income. The standard replaces the incurred loss model with the current expected credit loss (“CECL”) model, which requires organizations to measure all expected credit losses for financial instruments over their contractual life at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The Company adopted this standard effective April 1, 2024. The adoption of this standard did not have a material impact on the Company’s financial statements.

In December 2023, the FASB issued ASU 2023‑09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance enhances the transparency of income tax disclosures by requiring disaggregated information about a reporting entity’s effective tax rate reconciliation and the jurisdictions in which income taxes are paid. The Company adopted this guidance effective April 1, 2024. The Company has applied the provisions of this ASU prospectively, and the adoption has resulted in expanded disclosures in Note 11 to the financial statements.

The Company is currently evaluating the impact of other recently issued accounting pronouncements that are not yet effective but does not expect them to have a material impact on its financial statements upon adoption.

BUSINESS OVERVIEW

ADM is a corporation that was organized under the laws of the State of Delaware on November 24, 1969.

We are a technology-based developer and manufacturer of diversified lines of products and services in the following areas: electronics for non-invasive medical and other applications; research, development, regulatory and engineering services; and environmentally safe chemical products for industrial, cosmetic and topical uses.

RESULTS OF OPERATIONS

REVENUES

Revenues increased $149,972 or 5% from the prior year, which resulted from increases of $311,916 in the electronic segment, $72,876 in the chemical segment offset by a decrease of $234,820 in the engineering segment.

The following table presents net revenues disaggregated by geography for the years ended March 31, 2026 and 2025:

	Twelve Months Ended March 31,
	2026	2025
Net Revenue in the US
Chemical	$622,378	$745,730
Electronics	1,838,152	1,526,236
Engineering	349,347	584,167
	2,809,877	2,856,133

Net Revenue outside the US
Chemical	537,205	340,977
Electronics	-	-
Engineering	-	-
	537,205	340,977

Total Revenues	$3,347,082	$3,197,110

OPERATING INCOME (LOSS)

Loss from operations for the year ended March 31, 2026 was $98,874. Loss from operations for the year ended March 31, 2025 was $121,556. This was a result of an increase in sales of $149,972 offset by decrease in gross profit due to increased material costs coupled with a increase of operating expenses year over year, mainly due to a decrease in selling, general and administrative costs of $2,859 and an increase in research and development of $27,696.

NET LOSS PER SHARE

Net loss for the fiscal years ended March 31, 2026 and 2025 was $100,374 and $123,056 or ($0.00) and ($0.00) per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2026, we had cash and cash equivalents of $255,730 as compared to $382,969 at March 31, 2025. The decrease of $127,239 was primarily the result of cash used in operations in the amount of $124,059 and financing activities of $3,180. We expect to have enough cash to fund operations for the next twelve months.

Future Sources of Liquidity:

We expect our primary source of cash during fiscal 2027 to be net cash provided by operating activities. We expect that growth in profitable revenues and continued focus on new customers will enable us to generate cash flows from operating activities.

If we do not generate sufficient cash from operations, face unanticipated cash needs or do not otherwise have sufficient cash, we have the ability to reduce certain expenses depending on the level of business operation.

Based on current expectations, we believe that our existing cash of $255,730 as of March 31, 2026 and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Although we expect available funds and funds generated from our operations to be sufficient to meet our anticipated needs for a minimum of 12 months, we may need to obtain additional capital to continue to operate and grow our business. Our cash requirements may vary materially from those currently anticipated due to changes in our operations, including our marketing and sales activities, product development, and the timing of our receipt of revenues. As of March 31, 2026, we have approximately $21,000 available for use through our line of credit. Our ability to obtain additional financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing on terms satisfactory to us or at all. Additionally, we will continue to reduce certain of our expenses in order to assist in meeting our capital needs.

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

The Company applied for loan forgiveness of both PPP loans. On  September 7, 2021, the Company received approval from the SBA for $361,275 of PPP loan forgiveness. On December 21, 2021, the Company received approval from the Bank for $332,542. This amount was recorded as Forgiveness of Paycheck Protection loan in the accompanying Statements of Operations for the year ended March 31, 2022.

The unforgiven portion of the first PPP loan is $19,725, which was converted to a term loan payable in equal installments of principal plus interest at 1% with a maturity date of  May 15, 2025.  No collateral or personal guarantees are required for the loan. At March 31, 2026, the outstanding balance is $-0-.

OPERATING ACTIVITIES

Net cash used in operating activities was $124,059 for the fiscal year ended March 31, 2026. Cash used during the year ended March 31, 2026 was primarily due to a net loss of $100,374, a decrease in net operating liabilities of $219,545, and payments of operating lease liabilities of $106,872, partially offset by non-cash adjustments including amortization of right-of-use asset of $91,932, write-off of inventories of $17,012, bad debt of $14,917, an unrealized gain on investments of $89,250, amortization of $6,818, and a net decrease in operating assets of $129,381 primarily driven by a reduction in inventories of $136,237 and collections on accounts receivable of $12,723.

Net cash provided by operating activities was $9,978 for the fiscal year ended March 31, 2025. Cash provided during the year ended March 31, 2025 was primarily due to non-cash adjustments including write-off of inventories of $108,744, amortization of right-of-use asset of $86,332, an unrealized loss on investments of $74,750, non-cash interest expense of $18,044, and stock-based compensation of $4,128, as well as a decrease in other assets of $171,871 and an increase in accounts payable of $32,925 and bank overdraft of $35,112, partially offset by a net loss of $123,056, an increase in accounts receivable of $183,857, an increase in inventories of $125,284, and payments of operating lease liabilities of $106,872.

INVESTING ACTIVITIES

For the fiscal year ended March 31, 2026, there was no cash used in investing activities. For the fiscal year ended March 31, 2025, net cash used in investing activities was $225,750.

FINANCING ACTIVITIES

For the fiscal year ended March 31, 2026, net cash used in financing activities was $3,180, due to proceeds from the line of credit of $27,420, offset by repayments on the line of credit of $29,704, and payments on the PPP loan of $896.

For the fiscal year ended March 31, 2025, net cash provided by financing activities was $61,700, due to proceeds from the line of credit of $62,183, offset by repayments on the line of credit of $74,552, payments on the PPP loan of $5,380, and an increase in due to employee of $79,449.

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

MARCH 31, 2026 AND 2025

I N D E X

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of ADM Tronics Unlimited, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of ADM Tronics Unlimited, Inc. (the Company) as of the years ended March 31, 2026 and 2025, and the statements of operations, stockholders’ equity, and cash flows for the years ended March 31, 2026 and 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for the years ended March 31, 2026 and 2025, in conformity with accounting principles generally accepted in the United States of America except for the effects of the matter described in the following section of our report.

As disclosed in Note 12 to the financial statements , accounting principles generally accepted in the United States of America require that investments be stated at fair value. The investments should be carried at fair value on its financial statements to conform with accounting principles generally accepted in the United States of America. Quantification of the effects of that departure from U.S. generally accepted accounting principles on the financial statements of ADM Tronics Unlimited, Inc. is not practical.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced losses from operations and negative cash flows from operating activities, these factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements, taken as a whole, and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for credit losses
As described further in Note 2 to the financial statements, the Company maintains an allowance for credit losses against its accounts receivable balances based on the future estimated credit losses. This estimate is determined based on internally developed qualitative and quantitative factors derived from the aging of receivables, the Company’s past collection history with customers, and economic trends and conditions. We identified estimates used to determine the allowance for credit losses as a critical audit matter.

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

Our audit procedures related to the Company’s allowance for credit losses included the following:

•

Evaluated whether the company’s methods for developing the estimated allowance were appropriate for their accounts receivable and whether the data underlying the estimate was appropriate and has been consistently applied, including retrospective review of the estimation methodology.

•

Identified significant assumptions underlying the estimates and evaluated the reasonableness of the assumptions underlying the allowance for credit losses by obtaining corroborating evidence which supported management’s estimate.

•

Reviewed the aged trial balance with subsequent collections, credit memos, and write-offs posted on it and discussed balances over 90 days that have not been subsequently collected and the reasonableness of write-offs and recoveries with management. Considered whether information produced by the company is accurate, complete, and sufficiently precise for its purpose.

•	Developed an independent expectation of the allowance for credit losses and compared it to the company’s estimate.

•	Considered whether credit memos or write-offs after the balance sheet date indicate that an account was doubtful as of the balance sheet date.

•	For significant delinquent balances, evaluated the debtor’s creditworthiness.

•	Concluded on expected loss rates based on historical collection, industry data and current industry analysis.

•	Tested subsequent collections through the report date.

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

•

We obtained an understanding and evaluated the design of the company’s process for determining whether allowances have been made for scrap, obsolete, unsalable, slow-moving, or overstocked items and determine the amount of any valuation allowances.

•

Evaluated whether the company’s methods for estimating the potential inventory reserve were appropriate for the nature and categories of inventory and whether the data underlying the estimate was appropriate and has been consistently applied, including retrospective review of the estimation methodology.

•

We obtained from management the master schedule of inventory values with adjustments from raw materials, work in process, and finished goods, and we tested the completeness and accuracy of the underlying data used in management’s inventory costing and valuation.

•

Inquired of production personnel concerning possible excess, defective, obsolete, and other inventory items that might have valuation risks, and assessed the qualifications and competence of those personnel.

•

We tested the pricing used to determine the average costs of raw materials and supplies, the net realizable value of finished goods and work in process, and management’s estimates of which materials may be obsolete.

•

Compared quantities in the current-year final inventory listing to the prior-year listing on a test basis to identify slow-moving or overstocked items, and tested inputs, including sales activity versus on-hand inventory levels, we reviewed current selling prices versus current cost.

•	Reviewed perpetual records, sales analyses, and other information to determine actual usage of the items during the year.

We have served as the Company’s auditor since 2025.

/s/ JVA Accountants & Advisors, LLC
Firm Id – 5288
Palm Beach Gardens, Florida 33418
July 7, 2026

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC.

BALANCE SHEETS

MARCH 31, 2026 AND 2025

	March 31,	March 31,
	2026	2025

ASSETS

Current assets:
Cash and cash equivalents	$255,730	$382,969
Accounts receivable, net of credit losses of $975,597 at March 31, 2026 and March 31, 2025, respectively	515,660	528,383
Inventories	250,624	336,270
Prepaid expenses and other current assets	-	1,800

Total current assets	1,022,014	1,249,422

Other Assets:
Long-term inventory	169,810	220,401
Operating lease right-of-use asset	222,313	313,189
Loan receivable, net of allowance for doubtful accounts of $240,965 at March 31, 2026 and March 31, 2025, respectively.	89,125	89,125
Investments	315,000	225,750
Intangible assets, net of accumulated amortization of $42,059 and $35,242 at March 31, 2026 and March 31, 2025, respectively	8,250	15,067
Other assets	-	14,917

Total other assets	804,498	878,449

Total assets	$1,826,512	$2,127,871

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$251,089	$299,007
Bank overdraft	133,885	147,503
Accrued expenses and other current liabilities	53,721	29,240
PPP loan	-	896
Line of credit	379,446	377,161
Operating lease liability	98,149	93,373
Customer deposits	130,022	201,968

Total current liabilities	1,046,312	1,149,148

Long-term liabilities
Due to employee	79,449	79,449
Operating lease liability less current portion	129,779	227,928
Total long-term liabilities	209,228	307,377

Total liabilities	1,255,540	1,456,525

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 shares authorized, 67,588,492 shares issued and outstanding	33,794	33,794
Additional paid-in capital	33,607,772	33,607,772
Accumulated deficit	(33,070,594)	(32,970,220)
Total stockholders' equity	570,972	671,346

Total liabilities and stockholders' equity	$1,826,512	$2,127,871

The accompanying notes are an integral part of these

financial statements.

ADM TRONICS UNLIMITED, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

	2026	2025

Net revenues	$3,347,082	$3,197,110

Cost of sales	1,991,658	1,801,450

Gross Profit	1,355,424	1,395,660

Operating expenses:
Research and development	544,971	517,275
Selling, general and administrative	969,550	972,409

Total operating expenses	1,514,521	1,489,684

Loss from operations	(159,097)	(94,024)

Other income (expense):
Interest income	7,761	12,928
Interest and finance expenses	(36,788)	(40,210)
Unrealized gain (loss) from investment	89,250	(250)

Total other income (expense)	60,223	(27,532)

Loss before provision for taxes	(98,874)	(121,556)

Provision (benefit) for income taxes:
Current	1,500	1,500
Deferred	-	-

Total benefit (provision) for income taxes	1,500	1,500

Net loss	$(100,374)	$(123,056)

Basic and diluted loss per common share:	$(0.00)	$(0.00)

Weighted average shares of common stock outstanding - basic and diluted	67,588,492	67,588,492

The accompanying notes are an integral part of these

financial statements.

ADM TRONICS UNLIMITED, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

	Common Stock	Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at March 31, 2024	67,588,492	$33,794	$33,603,644	$(32,945,047)	$692,391

Stock based compensation			4,128		4,128

Prior period adjustment				97,883	97,883

Net income (loss)				(123,056)	(123,056)

Balance at March 31, 2025	67,588,492	$33,794	$33,607,772	$(32,970,220)	$671,346

Net income (loss)				(100,374)	(100,374)

Balance at March 31, 2026	67,588,492	$33,794	$33,607,772	$(33,070,594)	$570,972

The accompanying notes are an integral part of these

financial statements.

ADM TRONICS UNLIMITED, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED MARCH 31, 2026 AND 2025

	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net income	$(100,374)	$(123,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	6,817	7,306
Write-off of inventories	17,012	108,744
Bad debt	14,917	-
Unrealized (gain) / loss in investment	(89,250)	74,750
Non-cash interest expense	-	18,044
Amortization of right-to-use asset	91,932	86,332
Stock based compensation	-	4,128
Changes in operating assets and liabilities balances:
Accounts receivable	12,723	(183,857)
Inventories	136,237	(125,284)
Prepaid expenses and other current assets	1,800	17,423
Other assets	-	171,871
Accounts payable	(47,918)	32,925
Bank overdraft	(13,618)	35,112
Customer deposits	(71,946)	1,307
Accrued expenses and other current liabilities	24,481	(8,895)
Payments of operating lease liability	(106,872)	(106,872)
Net cash provided by (used in) operating activities	(124,059)	9,978

Cash flows from investing activities:
Investments	-	(225,750)
Net cash provided by (used in) investing activities	-	(225,750)

Cash flows provided (used) in financing activities:
Proceeds from line of credit	27,420	62,183
Repayments of line of credit	(29,704)	(74,552)
Due to employee	-	79,449
Proceeds (payments) from/to PPP loan	(896)	(5,380)

Net cash provided by (used in) financing activities	(3,180)	61,700

Net increase (decrease) in cash and cash equivalents	(127,239)	(154,072)

Cash and cash equivalents - beginning of year	382,969	537,041

Cash and cash equivalents - end of year	$255,730	$382,969

Cash paid for:
Interest	$36,788	$40,210
Taxes	$1,500	$1,500

The accompanying notes are an integral part of these

financial statements.

ADM TRONICS UNLIMITED, INC.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 AND 2025

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of ADM Tronics Unlimited, Inc. (the “Company”). Sonotron Medical Systems, Inc. (“SMI”), a formerly wholly owned subsidiary of ADM, was dissolved during the fiscal year ended March 31, 2026. The balances of SMI were merged into ADM prior to dissolution. As a wholly owned subsidiary, no adjustment to prior period comparative amounts was required.

USE OF ESTIMATES

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and contingent liabilities. Significant estimates made by management include expected economic life and value of our deferred tax assets and related valuation allowance, write down of inventory, impairment of long-lived assets, allowance for doubtful accounts, and warranty reserves. Actual amounts could differ from those estimates.

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

CASH AND CASH EQUIVALENTS

Cash equivalents are comprised of certain highly liquid investments with original maturities of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses to date as a result of this policy. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000 per institution. At March 31, 2026, the Company’s cash and cash equivalents of $255,730 did not materially exceed the FDIC limit.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Accounts receivable are stated at the amount management expects to collect from outstanding balances. The carrying amounts of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances that exceed the due date and estimates the portion, if any, of the balance that will not be collected. Management provides for probable uncollectible amounts through a charge to expenses and a credit to a valuation allowance, based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable. Allowance for credit loss, including allowance of Loan Receivable balances, as of March 31, 2026 and March 31, 2025 was $1,216,562 and $1,216,562, respectively.

REVENUE RECOGNITION

ELECTRONICS:

We recognize revenue from the sale of our electronic products when they are shipped to the purchaser. We offer a limited 90-day warranty on our electronics products and contract manufacturing and a limited 5-year warranty on our electronic controllers for spas and hot tubs. Historically, the amount of warranty included in sales of our electronic products have been de minimis. We have no other post shipment obligations. Based on prior experience, no amounts have been accrued for potential warranty costs and actual costs were less than $2,000, for each of the fiscal years ended March 31, 2026 and 2025. For contract manufacturing, revenues are recognized after shipment of the completed products.

Amounts received from customers in advance of our satisfaction of applicable performance obligations are recorded as customer deposits. Such amounts are recognized as revenues when the related performance obligations are satisfied. Customer deposits of approximately $137,000 as of March 31, 2024 were recognized as revenues during the year ended March 31, 2025. Customer deposits of approximately $159,000 as of March 31, 2025 were recognized as revenues during the year ended March 31, 2026.

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

All revenue is recognized net of discounts.

	Twelve Months Ended March 31,
	2026	2025
Net Revenue in the US
Chemical	$622,378	$745,730
Electronics	1,838,152	1,526,236
Engineering	349,347	584,167
	2,809,877	2,856,133

Net Revenue outside the US
Chemical	537,205	340,977
Electronics	-	-
Engineering	-	-
	537,205	340,977

Total Revenues	$3,347,082	$3,197,110

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

INTANGIBLE ASSETS

Intangible assets are reviewed for impairment annually whenever changes in circumstances indicate that the carrying amount may not be recoverable. In reviewing for impairment, the Company compares the carrying value of the relevant asset to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and its carrying value. During the fiscal years ended March 31, 2026 and 2025, there were no impairments.

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to $11,949 and $10,609 for the fiscal years ended March 31, 2026 and 2025, respectively.

SHIPPING AND HANDLING COSTS

Shipping and handling costs incurred for the years ended March 31, 2026 and 2025 were $10,013 and $9,400, respectively. Such costs are included in selling, general, and administrative expenses in the accompanying statements of operations.

INCOME TAXES

We report the results of our operations as part of a Federal tax return. Deferred income taxes result primarily from temporary differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates. A valuation allowance is recorded to reduce a deferred tax asset to that portion that is expected to more likely than not be realized.

The Company has adopted the authoritative accounting guidance with respect to accounting for uncertainty in income taxes, which clarified the accounting and disclosures for uncertain tax positions related to income taxes recognized in the financial statements and addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

The Company files income tax returns in several jurisdictions. The Company’s tax returns remain subject to examination, by major jurisdiction, for the years ended March 31, as follows:

Jurisdiction	Fiscal Year
Federal	2023 and beyond
New Jersey	2022 and beyond

There are currently no tax years under examination by any major tax jurisdictions.

The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of March 31, 2026, and 2025, the Company has no accrued interest or penalties related to uncertain tax positions.

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

Per share basic and diluted earnings (loss) amounted to ($0.00) and ($0.00) for the fiscal years ended March 31, 2026 and 2025, respectively.

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

During the fiscal year ended March 31, 2022, the Company reported $693,817 of Forgiveness of Paycheck Protection Program under Other Income on the statement of operations.

As of March 31, 2026 and March 31, 2025, the balance due was $-0- and $896, respectively.

NEW ACCOUNTING STANDARDS

In June 2016, the FASB issued ASU 2016‑13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This guidance affects entities holding financial assets and net investments in leases that are not measured at fair value through net income. The standard replaces the incurred loss model with the current expected credit loss (“CECL”) model, which requires organizations to measure all expected credit losses for financial instruments over their contractual life at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. The Company adopted this standard effective April 1, 2024. The adoption of this standard did not have a material impact on the Company’s financial statements.

In December 2023, the FASB issued ASU 2023‑09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance enhances the transparency of income tax disclosures by requiring disaggregated information about a reporting entity’s effective tax rate reconciliation and the jurisdictions in which income taxes are paid. The Company adopted this guidance effective April 1, 2024. The Company has applied the provisions of this ASU prospectively, and the adoption has resulted in expanded disclosures in Note 11 to the financial statements.

In March 2024, the FASB issued ASU 2024‑01, “Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards.” This standard clarifies how an entity determines whether a profits interest or similar award is subject to the guidance in Topic 718. The Company adopted this guidance effective April 1, 2024. The adoption did not have a material impact on the Company’s financial statements.

The Company is currently evaluating the impact of other recently issued accounting pronouncements that are not yet effective but does not expect them to have a material impact on its financial statements upon adoption.

GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced losses from operations and negative cash flows from operating activities, management has initiated several strategic plans to improve the Company's financial position. As of March 31, 2026, the Company had an accumulated deficit of $33,070,594 and cash used in operating activities of $124,059. Management's plans to address these conditions include leveraging existing resources and focusing on revenue growth and orders in the pipeline, which are expected to push the Company to profitability within the next fiscal year.

There is substantial doubt that the funding plans will be successful and therefore the conditions discussed above have not been alleviated. As a result, there is substantial doubt about the Company’s ability to continue as a going concern for one year from the date the Financial Statements were available to be issued.

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

NOTE 3 – INVENTORIES

Inventories at March 31, 2026 consisted of the following:

	Current	Long Term	Total
Raw materials	$205,379	$158,240	$363,619
Finished goods	45,245	11,570	56,815
Totals	$250,624	$169,810	$420,434

Inventories at March 31, 2025 consisted of the following:

	Current	Long Term	Total
Raw materials	$279,223	$209,045	$488,268
Finished goods	57,047	11,356	68,403
Totals	$336,270	$220,401	$556,671

NOTE 4 - INTANGIBLE ASSETS

Intangible assets are being amortized using the straight-line method over periods ranging from 3-15 years with a weighted average remaining life of approximately 6 years.

	March 31, 2026						March 31, 2025
	Cost	Weighted Average Amortization Period (Years)			Accumulated Amortization	Net Carrying Amount	Cost	Weighted Average Amortization Period (Years)			Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$35,794	10	-	15	$(29,959)	$5,835	$35,794	10	-	15	$(27,982)	$7,812
Software	$14,515		3		$(12,100)	$2,415	$14,515		3		$(7,260)	$7,255

	$50,309				$(42,059)	$8,250	$50,309				$(35,242)	$15,067

Amortization expense was $6,817 and $7,306 for the years ended March 31, 2026 and 2025, respectively.

Estimated aggregate future amortization expense related to intangible assets is as follows:

For the fiscal years ended March 31,
2027	$4,140
2028	1,724
2029	1,551
2030	835

$8,250

NOTE 5 – LINE OF CREDIT

On June 15, 2018, the Company obtained an unsecured revolving line of credit, with a limit per annum of $400,000. The line expires May 15, 2026, renewing automatically every year. The Company is required to make monthly interest payments, at a rate of 7.37 % and 8.87% as of March 31, 2026 and 2025, respectively. Any unpaid principal will be due upon maturity. As of March 31, 2026 and 2025, the outstanding balances were $379,446 and $377,161, respectively.

NOTE 6 - PAYCHECK PROTECTION PROGRAM LOAN

In May 2020, the Company obtained funding through the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) of $381,000. In February 2021, a second PPP loan was obtained in the amount of $332,542, for a total of $713,542. The loans will be fully forgiven if the funds are used for payroll costs, interest on mortgages, rent, and utilities, with at least 60% being used for payroll. The Company did use the funds for these expenses during the year ended March 31, 2021. The Company applied for loan forgiveness of both PPP loans. On September 7, 2021, the Company received from the SBA for $361,275 of PPP loan forgiveness. On December 21, 2021, The Company received approval from the SBA for $332,542 of PPP loan forgiveness on the second loan. A total of $693,817 was recorded as Forgiveness of Paycheck Protection Program loan in the accompanying statements of operations for the year ended March 31, 2022.

The unforgiven portion of the first PPP loan is $19,725, which was converted to a term loan payable in equal installments of principal plus interest at 1% with a maturity date of May 15, 2025. No collateral or personal guarantees are required for the loan. As of March 31, 2026 and 2025, the outstanding balance was $-0- and $896, respectively.

NOTE 7 – LEASES

The Company leases office and manufacturing facilities under non-cancelable operating leases. Future minimum lease payments as of March 31, 2026 are as follows:

Fiscal Year Ended	Amount
March 31, 2027	$106,872
March 31, 2028	106,872
March 31, 2029	26,718

Thereafter
Total future minimum lease payments	240,462
Less: Amount attributable to imputed interest	(12,534)
Present value of future minimum lease payments	$227,928

As of March 31, 2026, weighted average remaining lease term was 2.3 years. Weighted average discount rate was 5.0%.

Rent and real estate tax expense for all facilities for the years ended March 31, 2026 and 2025 was approximately $153,484 and $128,534 respectively, and are reported as a component of cost of sales and selling, general and administrative expenses in the accompanying statement of operations. The Company paid $106,872 in lease payments during the year.

NOTE 8 – CONCENTRATIONS

During the year ended March 31, 2026 and 2025, two customers accounted for 46% and 48% of our revenue, respectively. As of March 31, 2026 and March 31, 2025, two customers accounted for 51% and 55% of our gross accounts receivable, respectively. The loss of these major customers could have a material impact on our operations and cash flow.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Revenues from foreign customers represented for the year ended March 31, 2026 and 2025 were $537,205 or 16% and $340,977 or 11%, respectively.

NOTE 9 - SEGMENT INFORMATION

Information about segments is as follows:

	Chemical	Electronics	Engineering	Total
Twelve months ended March 31, 2026
Revenue from external customers	$1,159,583	$1,838,152	$349,347	$3,347,082
Segment operating income	$(177,969)	$(10,717)	$29,589	$(159,097)

Twelve months ended March 31, 2025
Revenue from external customers	$1,086,707	$1,526,236	$584,167	$3,197,110
Segment operating income	$(132,305)	$(69,029)	$107,310	$(94,024)

Total assets at March 31, 2026	$630,004	$1,005,424	$191,084	$1,826,512

Total assets at March 31, 2025	$700,476	$1,038,106	$389,289	$2,127,871

NOTE 10 - DISAGGREGATED NET REVENUES

The following tables show the Company's net revenues disaggregated by reportable segment and by product and service type:

	Twelve Months Ended March 31,
	2026	2025
Net Revenue in the US
Chemical	$622,378	$745,730
Electronics	1,838,152	1,526,236
Engineering	349,347	584,167
	2,809,877	2,856,133

Net Revenue outside the US
Chemical	537,205	340,977
Electronics	-	-
Engineering	-	-
	537,205	340,977

Total Revenues	$3,347,082	$3,197,110

NOTE 11 - INCOME TAXES

The Company accounts for income taxes under ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities.

Income tax expense

Income tax expense (benefit) from continuing operations for the years ended March 31,2026, and 2025 consisted of the following:

March 31,	2026	2025
Current:
Federal	$0	$0
State	1,500	1,500
Foreign	0	0
Deferred:
Federal	0	0
State	0	0
Foreign	0	0
Total income tax expense	$1,500	$1,500

Deferred income taxes

Deferred tax assets and liabilities at March 31, 2026, and 2025 consisted of the following:

March 31,	2026	2025
Deferred tax assets:
Allowance for doubtful accounts	$255,478	$109,491
Federal net operating loss carryforward	318,661	303,674
State net operating loss carryforward	212,640	206,440
Federal tax credit carryforwards	316,772	316,772
State tax credit carryforwards	45,366	45,366
Stock Compensation	42,715	42,715
Depreciation – Federal	0	33,466
Depreciation – State	0	8,739
Total deferred tax assets	1,191,632	1,066,663
Less: valuation allowance	(1,191,632)	(1,066,663)
Net deferred tax assets	0	0
Deferred tax liabilities:
Depreciation - Federal	(32,131)	0
Depreciation – State	(7,424)	0
Total deferred tax liabilities	(39,555)	0
Less: valuation allowance	39,555	0
Net deferred tax liability	$0	$0

The valuation allowance increased by $85,414 during the year ended March 31, 2026. Management believes it is more likely than not that the remaining deferred tax assets will not be realized through future taxable income.

As of March 31, 2026, the Company has federal net operating loss carryforwards of $1,517,432 and state net operating loss carryforwards of $2,362,670, which may be used to offset future taxable income.

Effective tax rate reconciliation

The Company’s effective tax rate reconciliation for the years ended March 31, 2026, and 2025 was as follows:

	% of pretax income	2026	% of pretax income	2025
Tax at U.S. federal statutory rate (21.0%)	(21.0%)	$(20,764)	(21.0%)	$(25,527)
State and local income taxes, net of federal benefit	(4.8%)	(4,701)	(9.6%)	(11,580)
Foreign tax effects	0.0%	0	0.0%	0
Effect of changes in tax laws or rates enacted in the current period	0.0%	0	0.0%	0
Effect of cross-border tax laws	0.0%	0	0.0%	0
Tax credits	(0.0%)	0	0.0%	0
Changes in valuation allowance	21.4%	21,188	29.1%	35,328
Nontaxable or nondeductible items	5.9%	5,777	2.7%	3,279
Changes in unrecognized tax benefits	0.0%	0	0.0%	0
Income tax expense and effective tax rate	1.5%	$1,500	1.2%	$1,500

The Company pays taxes to only one state – New Jersey.

Income taxes paid

Income taxes paid (net of refunds received) for the years ended March 31, 2026, and 2025 were as follows:

March 31,	2026	2025
Federal	$0	$0
State	1,500	1,500
Foreign	0	0
Total	$1,500	$1,500

The following jurisdictions individually represented 5% or more of total income taxes paid (net of refunds received) for the year ended March 31, 2026, and 2025:

Jurisdiction	Amount
United States — Federal	$0
New Jersey	1,500

Unrecognized tax benefits

A reconciliation of the Company’s unrecognized tax benefits for the years ended March 31, 2026, and 2025 are as follows:

March 31,	2026	2025
Unrecognized tax benefits at April1,	$0	$0
Increases for tax positions taken in the current year	0	0
Increases for tax positions taken in prior years	0	0
Decreases for tax positions taken in prior years	0	0
Settlements	0	0
Lapse of statute of limitations	0	0
Unrecognized tax benefits at March 31,	$0	$0

At March 31, 2026, and 2025, unrecognized tax benefits that, if recognized, would affect the effective tax rate were $0.

Interest and penalties

The Company recognizes interest and penalties related to uncertain tax positions as a component of selling, general and administrative expenses. There were no interest and penalties for the years ended March 31, 2026, and 2025.

Open tax years

The Company files income tax returns in the United States federal jurisdiction and the State of New Jersey jurisdiction, and in certain foreign jurisdictions. The Company’s federal, state, and foreign income tax returns for tax years after March 31, 2023, for federal and March 31, 2022, for the State of New Jersey remain subject to examination by taxing authorities.

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

Following is a description of the valuation methodologies used for assets at fair value. There have been no changes in the methodologies used at March 31, 2026.

Investments in publicly  held companies are recorded at fair value.

Investments in privately held companies are valued at cost, net book value or fair value when available. Investments valued at cost or net book value is a departure from accounting principles generally accepted in the United States of America.

The preceding methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

The following table sets forth by level, within the fair value hierarchy, the Company’s assets at fair value as of March 31, 2026:

Assets at Fair Value as of March 31, 2026:

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

The Plan’s investments are recorded at fair value. As of March 31, 2026, Plan assets were diversified across various investment options, including equity funds, fixed income funds, and cash equivalents. During the years ended March 31, 2026 and 2025 the Company made matching contributions of $24,768 and $24,084.

There were no significant changes to the Plan’s provisions during the year.

NOTE 14 – LEGAL PROCEEDINGS

We are involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. There are no pending material legal proceedings or environmental investigations to which we are a party or to which our property is subject.

NOTE 15 – SUBSEQUENT EVENTS

We evaluated all subsequent events from the date of the balance sheet through the issuance date of these financial statements and determined that there are no events or transactions occurring during the subsequent event reporting period which require recognition or disclosure in the financial statements.

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

As of the end of the period covered by this Annual Report on Form 10-K, we carried out an evaluation, with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based on that evaluation as of March 31, 2026, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are not effective.

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

Management, including our Chief Executive Officer and Chief Financial Officer, has evaluated our internal control over financial reporting as of March 31, 2026, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on its assessment, management has concluded that our internal control over financial reporting was not effective as of March 31, 2026.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

The determination that our disclosure controls and procedures were not effective as of March 31, 2026 are a result of:

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

The Company believes that the financial statements fairly present, in all material respects, the Company’s balance sheets as of March 31, 2026 and 2025 and the related statements of operations, stockholders’ equity, and cash flows for the years ended March 31, 2026 and 2025, in accordance with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

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

Name	Age	Position
Andre' DiMino	70	President, Chief Executive Officer
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

ITEM 11. EXECUTIVE COMPENSATION

Name and Principal Position	Year	Salary	Bonus	Option	Other	Total

Andre' DiMino, Chief Executive Officer	2026	$225,524	$-	$-	$-	225,524

	2025	$108,428	$-	$-	$-	108,428

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

STOCKHOLDER MATTERS:

The following table sets forth information regarding ownership of shares of Company’s common stock, as of March 31, 2026, by (i) each person known to ADM to be the owner of 5% or more of ADM’s common stock (ii) each director and director nominee of ADM, (iii) the Named Officer, and (iv) all directors and officers of ADM as a group. Except as otherwise indicated, each person and each group shown in the table has sole voting and investment power with respect to the shares of the Company’s common stock indicated. For purposes of the table below, in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner, for purposes of any shares of Common Stock over which he or she has or shares, directly or indirectly, voting or investment power; or of which he or she has the right to acquire beneficial ownership at any time within 60 days after March 31, 2026. As used herein, “voting power” is the power to vote or direct the voting of shares and “investment power” includes the power to dispose or direct the disposition of shares. Common Stock beneficially owned and percentage ownership is based on 67,588,492 shares of Common Stock outstanding as of March 31, 2026.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the fiscal year ended March 31, 2026 and 2025 we contracted with JVA Accountants and Advisors, LLC (JVA). The aggregate fees billed for professional services rendered were $70,000 and $30,500, respectively.

AUDIT-RELATED FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2026 and 2025 for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and not reported above under “Audit Fees” were $70,000 and $27,000, respectively.

TAX FEES

The aggregate fees billed in each of the fiscal years ended March 31, 2026 and 2025 for professional services rendered by the aforementioned accounting firms were approximately $-0- and $3,500, respectively.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 10th day of July, 2026

ADM TRONICS UNLIMITED, INC.

By:	/s/ Andre' DiMino
Andre' Di Mino
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

		Title	Date

/s/	Andre' DiMino	Chief Executive Officer (Principal	July 10, 2026
	Andre' DiMino	Executive Officer, Principal
Financial Officer and Principal
Accounting Officer) and Director