Form 10-Q
period 2026-06-30
ADM TRONICS UNLIMITED, INC.
filed 2026-08-19
CIK 849401

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

           Yes ☐ No ☒

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

The Company has 67,588,492 shares outstanding as of August 19, 2026.

ADM TRONICS UNLIMITED, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

ADM TRONICS UNLIMITED, INC.

CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2026	2026
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$222,619	$255,730
Accounts receivable, net of credit losses of $975,597 at June 30, 2026 and March 31, 2026, respectively	604,061	515,660
Inventories	347,071	250,624
Prepaid expenses and other current assets	11,688	-

Total current assets	1,185,439	1,022,014

Other Assets:
Long-term inventory	167,606	169,810
Operating lease right-of-use asset	198,856	222,313
Loan receivable, net of allowance for doubtful accounts of $240,965 at June 30, 2026 and March 31, 2026, respectively.	89,125	89,125
Investments	375,000	315,000
Intangible assets, net of accumulated amortization of $43,700 and $42,059 at June 30, 2026 and March 31, 2026, respectively	6,609	8,250

Total other assets	837,196	804,498

Total assets	$2,022,635	$1,826,512

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$470,008	$251,089
Bank overdraft	69,558	133,885
Accrued expenses and other current liabilities	92,487	53,721
Line of credit	379,293	379,446
Operating lease liability	99,382	98,149
Customer deposits	124,656	130,022

Total current liabilities	1,235,384	1,046,312

Long-term liabilities
Due to employee	79,449	79,449
Operating lease liability less current portion	104,466	129,779
Total long-term liabilities	183,915	209,228

Total liabilities	1,419,299	1,255,540

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.0005 par value; 150,000,000 shares authorized, 67,588,492 shares issued and outstanding	33,794	33,794
Additional paid-in capital	33,607,772	33,607,772
Accumulated deficit	(33,038,230)	(33,070,594)
Total stockholders' equity	603,336	570,972

Total liabilities and stockholders' equity	$2,022,635	$1,826,512

See accompanying notes to the unaudited condensed financial statements

ADM TRONICS UNLIMITED, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

	2026	2025

Net revenues	$866,255	$973,675

Cost of sales	471,205	492,382

Gross Profit	395,050	481,293

Operating expenses:
Research and development	103,267	125,589
Selling, general and administrative	312,438	246,470

Total operating expenses	415,705	372,059

Income (loss) from operations	(20,655)	109,234

Other income (expense):
Interest income	1,889	1,821
Interest and finance expenses	(6,870)	(7,671)
Gain (loss) from investment	60,000	225,750

Total other income	55,019	219,900

Income before provision for taxes	34,364	329,134

Provision (benefit) for income taxes:
Current	2,000	1,500
Deferred	-	-

Total benefit (provision) for income taxes	2,000	1,500

Net income	$32,364	$327,634

Basic and diluted loss per common share:	$0.00	$0.00

Weighted average shares of common stock outstanding - basic and diluted	67,588,492	67,588,492

See accompanying notes to the unaudited condensed financial statements

ADM TRONICS UNLIMITED, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

	Common Stock	Common Stock	Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance at April 1, 2025	67,588,492	$33,794	$33,607,772	$(32,970,220)	$671,346

Prior period adjustment				(3,884)	(3,884)

Net income (loss)				327,634	327,634

Balance at June 30, 2025	67,588,492	$33,794	$33,607,772	$(32,646,470)	$995,096

Balance at April 1, 2026	67,588,492	$33,794	$33,607,772	$(33,070,594)	$570,972

Net income (loss)				32,364	32,364

Balance at June 30, 2026	67,588,492	$33,794	$33,607,772	$(33,038,230)	$603,336

See accompanying notes to the unaudited condensed financial statements

ADM TRONICS UNLIMITED, INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net income	$32,364	$327,634
Adjustments to reconcile net income to net cash used in operating activities:
Amortization	1,640	1,741
Write-off of inventories	797	14,905
Credit recoveries	-	14,917
Unrealized gain in investment	(60,000)	(225,750)
Non-cash interest expense	-	3,810
Amortization of right-to-use asset	23,457	22,284
Changes in operating assets and liabilities balances:
Accounts receivable	(88,401)	(28,420)
Inventories	(95,040)	(63,418)
Prepaid expenses and other current assets	(11,688)	(9,485)
Accounts payable	218,919	44,399
Bank overdraft	(64,327)	(57,683)
Customer deposits	(5,366)	(49,020)
Accrued expenses and other current liabilities	38,766	16,004
Payments of operating lease liability	(24,080)	(26,718)
Net cash provided by (used in) operating activities	(32,959)	(14,800)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	-	-

Cash flows provided (used) in financing activities:
Proceeds from line of credit	6,854	7,646
Repayments of line of credit	(7,006)	(5,129)
Proceeds (payments) from/to PPP loan	-	(896)

Net cash provided by (used in) financing activities	(152)	1,621

Net increase (decrease) in cash and cash equivalents	(33,111)	(13,179)

Cash and cash equivalents - beginning of period	255,730	382,969

Cash and cash equivalents - end of period	$222,619	$369,790

Cash paid for:
Interest	$6,854	$7,671
Taxes	$-	$-

See accompanying notes to the unaudited condensed financial statements

ADM TRONICS UNLIMITED, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND 2025

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

Electronic equipment is manufactured in accordance with customer specifications on a contract basis. Our electronic device product line consists principally of proprietary devices used in diagnostics and therapeutics of humans and animals and electronic controllers for spas and hot tubs. These products are sold to customers located principally in the United States. We are registered with the FDA as a contract manufacturing facility, and we manufacture medical devices for customers in accordance with their designs and specifications. Our chemical product line is principally comprised of water-based chemical products used in the food packaging and converting industries, and anti-static conductive paints, coatings and other products. These products are sold to customers located in the United States, Australia, Asia and Europe. We also provide research, development, regulatory, and engineering services to customers. Sonotron Medical Systems, Inc. (“SMI”), a former wholly owned subsidiary of ADM, had been inactive for several years and was dissolved during the fiscal year ended March 31, 2026. The dissolution of SMI had no material impact on the Company’s operations, financial position, or results of operations.

NOTE 2  - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by ADM pursuant to accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (“SEC”) including Form 10-Q and Regulation S-X. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the condensed financial position and operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. These condensed financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended March 31, 2026 as disclosed in our Annual Report on Form 10-K for that year. Unaudited interim results are not necessarily indicative of the results for the full fiscal year ending March 31, 2027. The balance sheet as of March 31, 2026 was derived from the audited financial statements as of and for the year then ended.

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

USE OF ESTIMATES

These unaudited condensed financial statements have been prepared in accordance with GAAP and, accordingly, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Significant estimates made by management include expected economic life and value of our deferred tax assets and related valuation allowance, write down of inventory, impairment of long-lived assets, allowance for doubtful accounts, and warranty reserves. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS

For certain of our financial instruments, including accounts receivable, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their relatively short maturities.

CASH AND CASH EQUIVALENTS

Cash equivalents are comprised of highly liquid investments with original maturities of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses to date as a result of this policy. Cash and cash equivalents held in these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At June 30, 2026, cash and cash equivalents were within the FDIC insured limit. At March 31, 2026, approximately $5,730 exceeded the FDIC limit.

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

Amounts received from customers in advance of our satisfaction of applicable performance obligations are recorded as customer deposits. Such amounts are recognized as revenues when the related performance obligations are satisfied. Customer deposits of approximately $19,000 as of March 31, 2026 were recognized as revenues during the three months ended June 30, 2026.

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

PROPERTY AND EQUIPMENT

We record our property and equipment at historical cost. We expense maintenance and repairs as incurred. Depreciation is provided for by the straight-line method over five to seven years, the estimated useful lives of the property and equipment. As of June 30, 2026 and March 31, 2026, all fixed assets were fully depreciated.

INTANGIBLE ASSETS

Intangible assets are reviewed for impairment annually whenever changes in circumstances indicate that the carrying amount may not be recoverable. In reviewing for impairment, the Company compares the carrying value of the relevant asset to the estimated undiscounted future cash flows expected from the use of the assets and their eventual disposition. When the estimated undiscounted future cash flows are less than their carrying amount, an impairment loss is recognized equal to the difference between the assets’ fair value and its carrying value. During the three months ended June 30, 2026 and 2025, there were no impairments.

ADVERTISING COSTS

Advertising costs are expensed as incurred and amounted to $5,500 and $2,010 for the three months ended June 30, 2026 and June 30, 2025, respectively.

SHIPPING AND HANDLING COSTS

Shipping and handling costs incurred for the three months ended June 30, 2026 were $1,676. Shipping and handling costs incurred for the three months ended June 30, 2025 were $-0-. Such costs are included in selling, general, and administrative expenses in the accompanying statements of operations.

INCOME TAXES

We report the results of our operations as part of our Federal tax return. Deferred income taxes result primarily from temporary differences between financial and tax reporting. Deferred tax assets and liabilities are determined based on the difference between the financial statement basis and tax basis of assets and liabilities using enacted tax rates. A valuation allowance is recorded to reduce a deferred tax asset to that portion that is expected to more likely than not be realized.

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

The Company files income tax returns in several jurisdictions. The Company’s tax returns remain subject to examination, by major jurisdiction, for the years ended March 31, 2026 as follows:

Jurisdiction	Fiscal Year
Federal	2023 and beyond
New Jersey	2022 and beyond

There are currently no tax years under examination by any major tax jurisdictions.

The Company will recognize interest and penalties accrued on any unrecognized tax benefits as a component of Selling, General and Administrative expense.

As of June 30, 2026, and 2025, the Company has no accrued interest or penalties related to uncertain tax positions.

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

There were zero (-0-) and 200,000 anti-dilutive instruments in force during the periods ended June 30, 2026 and 2025, respectively.

Per share basic and diluted income per share amounted to $0.00 and $0.00 for the three months ended June 30, 2026 and 2025 respectively.

LEASES

In February 2016, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance which changed financial reporting as it relates to leasing transactions. Under the new guidance, lessees are required to recognize a lease liability, measured on a discounted basis and a right-of-use asset, for the lease term. The Company adopted this guidance as of April 1, 2019, using the modified retrospective approach which allowed it to initially apply the guidance as of the adoption date. The Company elected the package of practical expedients available under the new standard, which allowed the Company to forgo a reassessment of (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) the initial direct costs for any existing leases.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” This guidance enhances the transparency of income tax disclosures by requiring disaggregated information about a reporting entity’s effective tax rate reconciliation and the jurisdictions in which income taxes are paid. The Company adopted this guidance effective April 1, 2024. The Company has applied the provisions of this ASU prospectively, and the adoption has resulted in expanded disclosures in Note 14 to the financial statements.

In March 2024, the FASB issued ASU 2024-01, “Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards.” This standard clarifies how an entity determines whether a profits interest or similar award is subject to the guidance in Topic 718. The Company adopted this guidance effective April 1, 2024. The adoption did not have a material impact on the Company’s financial statements.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced losses from operations and negative cash flows from operating activities, management has initiated several strategic plans to improve the Company's financial position. As of June 30, 2026, the Company had an accumulated deficit of $33,038,230 and cash used by operating activities of  $(32,959). Management's plans to address these conditions include leveraging existing resources and focusing on revenue growth and orders in the pipeline, which are expected to push the Company to profitability within the next fiscal year.

There is substantial doubt that the funding plans will be successful and therefore the conditions discussed above have not been alleviated. As a result, there is substantial doubt about the Company’s ability to continue as a going concern for one year from August 19, 2026, the date the financial statements were available to be issued.

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

NOTE 3 - INVENTORIES

Inventories at June 30, 2026 consisted of the following:

	Current	Long Term	Total
Raw materials	$258,562	$156,610	$415,172
Finished goods	88,509	10,996	99,505
Totals	$347,071	$167,606	$514,677

Inventories at March 31, 2026 consisted of the following:

	Current	Long Term	Total
Raw materials	$205,379	$158,240	$363,619
Finished goods	45,245	11,570	56,815
Totals	$250,624	$169,810	$420,434

NOTE 4 - INTANGIBLE ASSETS

	June 30, 2026						March 31, 2026
	Cost	Weighted Average Amortization Period (Years)			Accumulated Amortization	Net Carrying Amount	Cost	Weighted Average Amortization Period (Years)			Accumulated Amortization	Net Carrying Amount
Patents & Trademarks	$35,794	10	-	15	$(30,390)	$5,404	$35,794	10	-	15	$(29,959)	$5,835
Software	$14,515	3			$(13,310)	$1,205	$14,515	3			$(12,100)	$2,415

	$50,309				$(43,700)	$6,609	$50,309				$(42,059)	$8,250

Estimated aggregate future amortization expense related to intangible assets is as follows:

For the fiscal years ended March 31,
2027	$2,929
2028	1,724
2029	1,491
2030	465

$6,609

NOTE 5 – CONCENTRATIONS

During the three months ended June 30, 2026, two customers accounted for 44% of our net revenue.

During the three months ended June 30, 2025, one customer accounted for 41% of our net revenue.

As of June 30, 2026, two customers represented 49% of our gross accounts receivable. As of March 31, 2026, two customers accounted for 51% of our gross accounts receivable.

As of June 30, 2025, two customers represented 50% of our gross accounts receivable.

As of June 30, 2026, two vendors accounted for over 28% of our accounts payable balance.

As of June 30, 2025, one vendor accounted for over 32% of our accounts payable balance.

The Company’s customer base is comprised of foreign and domestic entities with diverse demographics. Net revenues from foreign customers for the three months ended June 30, 2026 and 2025 were $107,131 or 12.4% and $136,415 or 14.0%, respectively.

NOTE 6 - DISAGGREGATED REVENUES AND SEGMENT INFORMATION

The following tables show the Company's revenues disaggregated by reportable segment and by product and service type:

	Three Months Ended June 30,
	2026	2025
Net Revenue in the US
Chemical	$218,729	$198,645
Electronics	472,990	514,682
Engineering	67,405	123,933
	759,124	837,260

Net Revenue outside the US
Chemical	107,131	136,415
Electronics	-	-
Engineering	-	-
	107,131	136,415

Total Revenues	$866,255	$973,675

NOTE 7 – DUE FROM AFFILIATE

The Company provided $330,090 in engineering services to Qol during the year March 31, 2018. This amount is shown net of a $240,965 allowance for credit losses on the balance sheets as of June 30, 2026 and March 31, 2026, respectively.

NOTE 8 – LEASES

We lease our office and manufacturing facility under a non-cancellable operating lease, which expires on June 30, 2028. The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of June 30, 2026:

For the fiscal year ended:	Amount
March 31, 2027	$80,154
March 31, 2028	106,872
March 31, 2029 (ends June 30, 2029)	26,718

Thereafter	-
Total future minimum lease payments	$213,744
Less: Amount attributable to imputed interest	(9,896)
Present value of future minimum lease payments	$203,848

As of June 30, 2026, weighted average remaining lease term was 2.0 years.

Weighted average discount rate was 5.0%.

Rent and real estate tax expense for all facilities for the three months ended June 30, 2026 was approximately $37,747.

Rent and real estate tax expense for all facilities for the three months ended June 30, 2025 was approximately $37,747.

These are reported as a component of cost of sales and selling, general and administrative expenses in the accompanying statements of operations.

NOTE 9 – LINE OF CREDIT

On June 15, 2018, the Company obtained an unsecured revolving line of credit, with a limit of $400,000. The line expires May 15, 2026, renewing automatically every year. The Company is required to make monthly interest payments, at a rate of 7.62% as of June 30, 2026. Any unpaid principal will be due upon maturity. At June 30, 2026 and March 31, 2026, the outstanding balance was $379,293 and $377,446, respectively.

NOTE 10 – 401(k) RETIREMENT PLAN

The Company sponsors a defined contribution 401(k) Retirement Plan (the “Plan”) for its eligible employees. Employees become eligible to participate in the Plan upon meeting certain age and service requirements. Employees may contribute up to the maximum amount allowed by law on a pre-tax basis.

The Plan’s investments are recorded at fair value. As of June 30, 2026, Plan assets were diversified across various investment options, including equity funds, fixed income funds, and cash equivalents. During the three months ended June 30, 2026, the Company made matching contributions of $6,035 to the Plan.

There were no significant changes to the Plan’s provisions during the year.

NOTE 11 – LEGAL PROCEEDINGS

We are involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. There are no pending material legal proceedings or environmental investigations to which we are a party or to which our property is subject.

NOTE 12 – CONTRACTURAL OBLIGATIONS AND OTHER COMMITMENTS

Legal Contingencies

We are involved, from time to time, in litigation and proceedings arising out of the ordinary course of business. There are no pending material legal proceedings or environmental investigations to which we are a party or to which our property is subject.

Product Liability

As of June 30, 2026 and March 31, 2026, there were no claims against us for product liability.

NOTE 13 – FAIR VALUE MEASUREMENTS

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

Following is a description of the valuation methodologies used for assets at fair value. There have been no changes in the methodologies used at June 30, 2026.

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

The following table sets forth by level, within the fair value hierarchy, the Partnership's assets at fair value as of June 30, 2026:

Assets at Fair Value as of June 30, 2026:

	Level 1	Level 2	Level 3	Total
Investment	$300,000	$-	$-	$300,000
TOTAL ASSETS AT FAIR VALUE	$300,000	$-	$-	$300,000

NOTE 14 – INCOME TAXES

The Company accounts for income taxes under ASC 740, Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities.

Income tax expense

Income tax expense (benefit) from continuing operations for the three months ended June 30,2026, and 2025 consisted of the following:

June 30,	2026	2025
Current:
Federal	$0	$0
State	2,000	1,500
Foreign	0	0
Deferred:
Federal	0	0
State	0	0
Foreign	0	0
Total income tax expense	$2,000	$1,500

Deferred income taxes

Deferred tax assets and liabilities at June 30, 2026, and 2025 consisted of the following:

June 30,	2026	2025
Deferred tax assets:
Allowance for doubtful accounts	$255,478	$255,478
Federal net operating loss carryforward	325,714	302,275
State net operating loss carryforward	214,795	198,459
Federal tax credit carryforwards	316,772	315,772
State tax credit carryforwards	45,366	45,366
Stock Compensation	42,715	42,715
Depreciation – Federal	0	33,466
Depreciation – State	13,408	8,739
Total deferred tax assets	1,214,248	1,201,970
Less: valuation allowance	(1,214,248)	(1,201,970)
Net deferred tax assets	0	0
Deferred tax liabilities:
Depreciation - Federal	(885)	(148)
Depreciation – State	0	0
Total deferred tax liabilities	(885)	(148)
Less: valuation allowance	885	148
Net deferred tax liability	$0	$0

The valuation allowance increased by $61,286 during the three months ended June 30, 2026. Management believes it is more likely than not that the remaining deferred tax assets will not be realized through future taxable income.

As of June 30, 2026, the Company has federal net operating loss carryforwards of $1,551,019 and state net operating loss carryforwards of $2,386,617, which may be used to offset future taxable income.

Effective tax rate reconciliation

The Company’s effective tax rate reconciliation for the three months ended June 30, 2026, and 2025 was as follows:

	% of pretax income	2026	% of pretax income	2025
Tax at U.S. federal statutory rate (21.0%)	21.0%	$7,216	21.0%	$69,118
State and local income taxes, net of federal benefit	(9.0%)	(3,092)	(9.0%)	(29,622)
Foreign tax effects	0.0%	0	0.0%	0
Effect of changes in tax laws or rates enacted in the current period	0.0%	0	0.0%	0
Effect of cross-border tax laws	0.0%	0	0.0%	0
Tax credits	(0.0%)	0	0.0%	0
Changes in valuation allowance	178.3%	61,286	7.0%	23,043
Nontaxable or nondeductible items	(184.5%)	(63,410)	(19.5%)	(64,039)
Changes in unrecognized tax benefits	0.0%	0	0.0%	0
Income tax expense and effective tax rate	5.8%	$2,000	0.5%	$1,500

The Company pays taxes to only one state – New Jersey.

Income taxes paid

Income taxes paid (net of refunds received) for the three months ended June 30, 2026, and 2025 were as follows:

June 30,	2026	2025
Federal	$0	$0
State	0	0
Foreign	0	0
Total	$0	$0

The following jurisdictions individually represented 5% or more of total income taxes paid (net of refunds received) for the three months ended June 30, 2026, and 2025:

Jurisdiction	2026	2025
United States — Federal	$0	$0
New Jersey	0	0

Unrecognized tax benefits

A reconciliation of the Company’s unrecognized tax benefits for the three months ended June 30, and 2025 are as follows:

June 30,	2026	2025
Unrecognized tax benefits at April1,	$0	$0
Increases for tax positions taken in the current year	0	0
Increases for tax positions taken in prior years	0	0
Decreases for tax positions taken in prior years	0	0
Settlements	0	0
Lapse of statute of limitations	0	0
Unrecognized tax benefits at June 30,	$0	$0

At June 30, 2026, and 2025, unrecognized tax benefits that, if recognized, would affect the effective tax rate were $0.

Interest and penalties

The Company recognizes interest and penalties related to uncertain tax positions as a component of selling, general and administrative expenses. Interest and penalties for the three months ended June 30, 2026, and 2025 were $1,648 and $0, respectively.

Open tax years

The Company files income tax returns in the United States federal jurisdiction and various state jurisdictions, and in certain foreign jurisdictions. The Company’s federal, state, and foreign income tax returns for tax years after March 31, 2023, for federal and March 31, 2022, for the State of New Jersey remain subject to examination by taxing authorities.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our operations and financial condition should be read in conjunction with the condensed financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

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

The Company is a corporation that was organized under the laws of the State of Delaware on November 24, 1969. Our operations are conducted through ADM. Sonotron Medical Systems, Inc. (“SMI”), a former wholly owned subsidiary of ADM, had been inactive for several years and was dissolved during the fiscal year ended March 31, 2026, with no material impact on the Company's operations, financial position, or results of operations.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2026 AS COMPARED TO JUNE 30, 2025.

For the three months ended June 30, 2026
	Chemical	Electronics	Engineering	Total
Revenue	$325,860	$472,990	$67,405	$866,255
Cost of Sales	230,843	207,459	32,903	471,205
Gross Profit	95,017	265,531	34,502	395,050
Gross Profit Percentage	29%	56%	51%	46%

Operating Expenses	155,434	227,809	32,462	415,705
Operating Income	(60,417)	37,722	2,040	(20,655)
Other income (expenses)	20,697	30,040	4,282	55,019
Income before provision from income taxes	$(41,233)	$67,762	$6,322	$34,364

For the three months ended June 30, 2025
	Chemical	Electronics	Engineering	Total
Revenue	$335,060	$514,682	$123,933	$973,675
Cost of Sales	203,303	241,668	47,411	492,382
Gross Profit	131,757	273,014	76,522	481,293
Gross Profit Percentage	39%	53%	62%	49%

Operating Expenses	126,500	197,193	48,366	372,059
Operating Income	5,257	75,821	28,156	109,234
Other income (expenses)	74,765	116,547	28,588	219,900
Income before provision from income taxes	$80,022	$192,368	$56,744	$329,134

Variance
	Chemical	Electronics	Engineering	Total
Revenue	$(9,200)	$(41,692)	$(56,528)	$(107,420)
Cost of Sales	27,540	(34,209)	(14,508)	(21,177)
Gross Profit	(36,740)	(7,483)	(42,020)	(86.243)
Gross Profit Percentage	-9%	3%	-11%	-4%

Operating Expenses	28,934	30,616	(15,904)	43,646
Operating Income (Loss)	(65,674)	(38,099)	(26,116)	(129,889)
Other income (expenses)	(54,068)	(86,507)	(24,306)	(164,881)
Income (loss) before benefit from income taxes	$(119,742)	$(124,606)	$(50,422)	$(294,770)

Revenues for the three months ended June 30, 2026 decreased by $107,420, or 11.0%, compared to the same period in 2025. Chemical segment revenue decreased by $9,200 to $325,860, Electronics segment revenue decreased by $41,692 to $472,990, and Engineering segment revenue decreased by $56,528 to $67,405. The decline in Electronics and Engineering revenue was the primary driver of the overall decrease.

Gross profit for the three months ended June 30, 2026 decreased by $86,243, or 17.4%, compared to the same period in 2025, and gross profit margin declined to 46% from 49%. Gross margin declined across all three segments, with the largest declines in the Chemical segment, to 30% from 39%, and the Engineering segment, to 51% from 62%.

Operating expenses for the three months ended June 30, 2026 increased by $43,646, or 12.1%, compared to the same period in 2025, driven by increases of $30,447 in the Chemical segment and $30,616 in the Electronics segment, partially offset by a $15,904 decrease in the Engineering segment.

Operating income (loss) for the three months ended June 30, 2026 decreased by $129,889 compared to the prior year, resulting in an operating loss of $19,772 for the current period as compared to operating income of $109,234 in the prior year period.

Other income (expense) for the three months ended June 30, 2026 decreased by $164,881, or 75.0%, compared to the same period in 2025, primarily due to a $60,000 gain from investment in the current period as compared to a $225,750 gain from investment in the prior year period.

Income before provision for income taxes for the three months ended June 30, 2026 decreased by $293,770, or 89.3%, compared to the same period in 2025.

We are highly dependent upon certain customers. During the three months ended June 30, 2026, two customers accounted for 44% of our net revenue. Net revenues from foreign customers for the three months ended June 30, 2026 was $107,131 or 12.4%.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2026, we had cash and cash equivalents of $222,619 as compared to $255,730 at March 31, 2026, a decrease of $33,111. The decrease was primarily attributable to net cash used in operating activities of $32,959, as increases in accounts receivable and inventories outpaced the increase in accounts payable. Our cash will continue to be used for increased marketing costs, and increased production labor costs all in an attempt to increase our revenue, as well as increased expenditures for our internal R&D. We expect to have enough cash to fund operations for the next twelve months.

Below is a summary of our cash flow for the fiscal year ending periods indicated:

	June 30, 2026	June 30, 2025
Net cash provided by (used in) operating activities	$(32,959)	$(14,800)
Net cash provided by (used in) investing activities	-	-
Cash flows provided (used) in financing activities:	(152)	1,621
Net increase (decrease) in cash and cash equivalents	$(33,111)	$(13,179)
Cash and cash equivalents - beginning of period	$255,730	$382,969
Cash and cash equivalents - end of period	$222,619	$369,790

Future Sources of Liquidity:

We expect that growth with profitable customers and continued focus on new customers will enable us to generate cash flows from operating activities during fiscal 2026.

Based on current expectations, we believe that our existing cash and cash equivalents of $222,619 as of June 30, 2026, and other potential sources of cash will be sufficient to meet our cash requirements. Our ability to meet these requirements will depend on our ability to generate cash in the future, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

OPERATING ACTIVITIES

Net cash used by operating activities was $32,959 for the three months ended June 30, 2026, as compared to net cash used by operating activities of $14,800 for the three months ended June 30, 2025. Operating cash flow for the current period reflects a $218,919 increase in accounts payable, which was offset by an $88,401 increase in accounts receivable and a $95,040 increase in inventories, along with a $64,327 reduction in the Company’s bank overdraft balance.

INVESTING ACTIVITIES

There were no investing activities during the three months ended June 30, 2026.

FINANCING ACTIVITIES

For the three months ended June 30, 2026, net cash used in financing activities was $152, as compared to net cash provided by financing activities of $1,621 for the three months ended June 30, 2025.

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

Cash and cash equivalents – For financial statement purposes, the Company considers as cash equivalents all highly liquid investments with an original maturity of three months or less at inception. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held at these accounts are currently insured by the Federal Deposit Insurance Corporation (“FDIC”) up to a maximum of $250,000. At June 30, 2026, cash and cash equivalents were within the FDIC insured limit.

Investments in publicly held companies are recorded at fair value.  Investments in privately held companies are valued at cost, net book value or fair value, when available. Investment value at cost or net book value is a departure from accounting principles generally accepted in the United States of America.  As of June 30, 2026, the valuation of the publicly held company increased by $60,000.

Our sales are materially dependent on a small group of customers, as noted in Note 5 of our condensed financial statements. We monitor our credit risk associated with our receivables on a routine basis. We also maintain credit controls for evaluating and granting customer credit.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company's management, including the Company's principal executive officer and principal financial officer, have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Ru1e 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company's disclosure controls and procedures were not effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC") (1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. During the quarterly and year-to-date period ended June 30, 2026, there were no changes in the Company's internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

The determination that our disclosure controls and procedures were not effective as of June 30, 2026, is a result of:

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

The Company believes that the financial statements present fairly, in all material respects, the Company’s condensed balance sheets as of June 30, 2026, and March 31, 2026 and the related condensed statements of operations, and cash flows for the three months ended June 30, 2026 and 2025, in conformity with generally accepted accounting principles, notwithstanding the material weaknesses we identified.

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
August 19, 2026